Form 10QSB
period 1995-06-30
DOMINION RESOURCES INC/DE/
filed 1995-09-15
CIK 314712

[TYPE]                              10QSB
[DOCUMENT-COUNT]                    1
[SROS]                              AMEX
[PERIOD]                            06/30/95




SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to

Commission file number                            0-10176

                                          DOMINION RESOURCES, INC.
 (Exact name of registrant as specified in its charter)

          Delaware                                   22-2306487
	(State or other jurisdiction of			(IRS Employer Identification No.)
	 incorporation or organization)

206, 7th Street South, Clanton, Alabama 35045
(Address of principal executive offices)
(Zip Code)

                             (205) 280-0376
 (Registrant's telephone number, including area code)

                                    NONE
(Former name, former address, and former fiscal year, if changed since last report.)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	   X   	No _____

APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

   Class                               Outstanding at  September 13, 1995
Common Stock, $0.01 par value			5,559,000
DOMINION RESOURCES, INC.  AND SUBSIDIARIES

FORM 10-QSB

QUARTER ENDED JUNE 30, 1995

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

The attached unaudited financial statements of Dominion Resources, Inc. and subsidiaries ("Dominion") reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim periods presented.

		Condensed consolidated balance sheets			3-4

		Condensed consolidated statements of operations		5-6

		Condensed consolidated statements of cash flows		7-8

		Notes to condensed consolidated financial statements	9-13

Item 2.	Management's discussion and analysis of financial condition
and results of operations.




















PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

DOMINION RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

             		                      					June 30,		      September 30,
                            				        			1995	             	1994
       			                          				(Unaudited)    	(See note below)


Current assets:
  Cash						                             	$166,730        	$293,393
  Accounts receivable - trade
   (net of allowance for doubtful
   accounts of $106,498 at June
   30, 1995 and $215,210 at
   September 30, 1994	                    	877,575        	494,115
 Related party receivable
   - Resort Club, Inc.                			1,417,598              -0-
 Accrued interest receivable		            		77,042         		36,958
 Inventories			                         	 		39,638	         	94,125
 Prepaid expenses and other assets			     	271,371         		92,135
          Total current assets			     	 	2,849,954       	1,010,726
 Property, equipment, furniture, and
  fixtures, net of accumulated
  depreciation and amortization
  of $1,040,483 at June 30, 1995
  and $704,496 at September 30, 1994. 			4,540,731        3,703,834
 Other assets:
  Related party receivable - MAFC
   participation note				                 	575,000        		575,000
  Cellular telephone license costs - net of
   accumulated amortization of $144,239
   at June 30 ,1995 and $113,573 at September
   30, 1994		                           				60,196         		90,863
  Unamortized discount on warrants 		     		65,106	        	520,835
  Investment in Silver Shield Mill			     	142,684		        142,684
          Total other assets			          		842,986      		1,329,382
          Total assets 		            			$8,233,671      	$6,043,942
							                                  =========       ==========

Note: The balance sheet at September 30, 1994, has been taken from audited financial statements at that date and condensed.

See accompanying notes.

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

DOMINION RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                    							June 30,    		September 30,
                                       					1995            	1994
				                                  			(Unaudited)  	(See note below)


Current liabilities:
 Long-term debt, current portion 			     	 $ 937,944      	$ 880,992
 Mortgages payable, current portion 	      		109,526       		111,542
 Note payable, related parties		               		-0-       		202,878
 Notes payable - other		                			2,125,000            	-0-
 Accounts payable			                      			681,847 	      	553,309
 Accrued compensation	                       				-0-        		82,637
 Accrued interest and other		             			149,181       		120,083
         Total current liabilities     	 		4,003,498      	1,951,441
Long-term liabilities:
 Long-term debt, net of current
  maturities	                              2,204,559      	2,404,337
 Mortgages payable, net of current
  maturities		                                56,679        		70,843
 Notes payable - other                      					-0-      		 250,000
         Total long-term liabilitie		   	 	2,261,238      	2,725,180
Stockholders' equity:
  Common stock,  $0.01 par value; authorized -
   25,000,000 shares; issued and outstanding -
   5,559,000 shares at June 30, 1995 and
   4,434,000 at September 30, 1994	        			55,590        		44,340
  Additional paid-in capital			          		5,058,706      	4,866,831
  Accumulated deficit		                			(3,145,361)   	( 3,543,850)
         Total stockholders' equity	    			1,968,935      	1,367,321
         Total liabilities and
           stockholders' equity         		$8,233,671     	$6,043,942
                                    							=========      	=========
Note:  The balance sheet at September 30, 1994, has been taken from audited financial statements at that date and condensed.

See accompanying notes.




DOMINION RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 1995 AND 1994
(Unaudited)


                                      		 					1995          		1994


Revenues:
 Cellular telephone operation		          		$3,619,205     	$2,166,495
              Total revenues		           		 3,619,205 	     2,166,495
                                     							=========      	=========
Expenses:
 Cellular system operations	             			1,588,377        	911,297
 Marketing and selling 			                   		68,005 	       	44,533
 General and administrative expenses         	411,921       		314,157
 Depreciation and amortization	            			366,653 	      	263,995
 Bad debt expense			                         		15,000 	       	15,000
              Total expenses			           		2,449,956      	1,548,982
Income from operations		                 			1,169,249        	617,513
Other income (expenses):
 Interest income	                         					84,500 	       	36,656
 Interest expense				                      		(352,656)     	 (256,787)
 Amortized discount on warrants and
  deferred financing costs		             			 (502,604)      	(437,499)
          Total other income (expenses)	   		(770,760)      	(657,630)

Income (loss) before income taxes 	      			$ 398,489      	$ (40,117)
Income taxes						                                -0- 	          	 -0-
    Net Income (loss)  			                		$ 398,489      	$ (40,117)
			                                     				=========       	=========
Net Income (loss) per common share 	        		$  0.08 	     	$  (0.01)
					                                       ========= 	      =========
Weighted average number of share used
in computing net income (loss) per share			 5,159,733       	4,434,000
				                                   		  	========= 	      =========
See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 AND 1994
(Unaudited)


                                           	 					1995        		1994


Revenues:
 Cellular telephone operations		             		$1,353,663    	$830,659
              Total revenues					               1,353,663	     830,659
Expenses:
 Cellular system operations		                    	588,769    		360,135
 Marketing and selling 		                        			2,141     		13,916
 General and administrative expenses	           		201,212    		107,481
 Depreciation and amortization	                			135,281     		94,857
 Bad debt expense 	                             				5,000      		5,000
               Total expenses 			              		 932,403     	581,389

Income from operations	                       				421,260 	   	249,270
Other income (expenses):
 Interest income				                             		60,062     		12,218
 Interest expense				                          		(145,353)    	(87,327)
 Amortized discount on warrants and deferred
  financing costs	                           				(210,938)   	(145,833)
          Total other income (expenses)	       		(296,229)   	(220,942)

Income before income taxes 		                  		$125,031      	28,328
Income taxes				                                   		 -0-       		 -0-
Net income 		                                				$125,031     	$28,328
 		                                      				   	=========   	=========
Net Income per common share	                    			$ 0.02    		$  0.01
                                         				 			=========   	=========
Weighted average number of shares used
 in computing net income (loss) per share     		5,559,000    4,434,000
				                                         			=========    =========
See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 1995 AND 1994
(Unaudited)

                                             	 					1995       		1994


Cash flows used in operating activities:
 Net Income (Loss)		                          			 $398,489    	(40,117)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization	                			366,653   		263,995
  Amortization of discount on warrants and
   deferred financing costs			                    	502,604 	  	437,499
  Provision for doubtful accounts               				15,000    		15,000
Changes in assets and liabilities:
  Trade receivables		                          			(398,460)  	(183,960)
  Accrued interest receivable		                  		(40,084)  		(24,740)
  Inventories			                                 			54,487    		(7,377)
  Prepaid expenses and other assets		           		(226.111)     	4,296
  Accounts payable and accrued expenses          			74,999   		165,756
       Net Cash provided by operations		         		747,577   		630,352

Cash flows from investing activities:
  Increase in related party receivable	        (1,417,598) 	        -0-
  Decrease in related party payable	             			  -0-     		(2,000)
  Loan in connection with Sale of Cellular
   Assets				                                			2,000,000         	-0-
  Capital expenditures	                    				(1,172,884)   	(691,292)
       Net cash (used in) investing activities			(590,482)   	(693,292)

Cash flows from financing activities:
 Proceeds from borrowings	                         			-0-     		305,441
 Repayment of borrowings		                     		(486,883)     	(20,986)
 Proceeds from issuance of common stock and
  warrants				                                  		203,125 		        -0-
       Net cash provided by (used in)
        financing activities                   		(283,758)     	284,455

       Increase (decrease) in cash           				(126,663)     	221,515

       Cash balance, beginning of year	        			293,393     		191,881
       Cash balance, June 30, 			             		$ 166,730    	$ 413,396

See accompanying notes.



DOMINION RESOURCES, INC. AND SUBSIDIARIES

SUPPLEMENTARY SCHEDULE OF NON-CASH FINANCING ACTIVITIES

NINE MONTHS ENDED JUNE 30, 1995 AND 1994
(Unaudited)


                                               							1995 	       	1994


Issuance of warrants as compensation for cell
 site construction		                               			$ -0-	    	$ 333,333
                                             						 	=======	    	========

Deferred financing and discount on warrants	         	$ -0-	  	$ 1,020,834
                                             							 =======		   =========
See accompanying notes.



DOMINION RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 1995 AND 1994
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

	The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principals for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and September 30,1994, the results of operations for the nine months ended June 30, 1995 and 1994, and cash flows for the nine months ended June 30, 1995 and 1994. Operating results for the nine months ended June 30 1995, are not necessarily indicative of the results which may be expected for the year ended September 30, 1995. These statements should be read in conjunction with Form 10-KSB for fiscal 1994, which is on file with the Securities and Exchange Commission.

NOTE 2 - RECLASSIFICATION:

	Certain fiscal 1995 items have been reclassified to conform with the fiscal 1994 presentation.

NOTE 3 - NOTES PAYABLE - LONG-TERM DEBT:

	On December 22, 1994 the Company and Motorola agreed to a restructuring of the $686,193 Motorola line of credit originally scheduled to be repaid December 31, 1994. Pursuant to the restructuring, the Company paid $50,000 to reduce principal and a $10,000 restructuring fee prior to January 1, 1995. An additional fee of $5,000 was paid prior to March 31, 1995. The $636,193 balance will be paid in ten consecutive monthly installments of $63,619 commencing
August 15, 1995. Interest at prime plus 3% on the unpaid balance is payable quarterly.

NOTE 4 - RELATED PARTY TRANSACTIONS:

	On December 16, 1994, Blue Horizon Corporation, a Corporation owned by Mr. Mulvihill and members of his immediate family exercised its warrant to purchase 625,000 shares of the Company's common stock at an aggregate exercise price of $78,125.

	In February 1995, Michael L. Tierney, the husband of the Company's chief executive officer, exercised his warrant to purchase 400,000 shares of the Company's common stock at an aggregate exercise price of $50,000.


DOMINION RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 1995 AND 1994
(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS (continued):

	In addition, on February 1, 1995 the Company's chief executive officer exercised stock options previously granted to her and purchased 100,000 shares of the Company's common stock for an aggregate exercise price of $75,000.

	In connection with the $2,000,000 loan extended by PriCellular to the Company's wholly owned cellular subsidiary, Dominion Cellular, Inc. ("Cellular") on April 8, 1995 in anticipation of the execution of the Asset Purchase Agreement, an aggregate $1,417,598 of the loan proceeds were applied by the Company to the extension of a loan to Resort Club, Inc., a New Jersey Corporation ("Resort Club"). The Resort Club Loan is repayable on April 20, 1996 together with interest thereon at an annual rate of 18%, the interest payable quarterly. Resort Club is engaged in the business of offering membership interests in the Resort to the general public. The membership entitles the member to the use of certain accommodations for a defined period of time each year of the membership term and the right to utilize certain amenities such as skiing, admission to a participation theme park known as the "Action Park," a health club and other forms of outdoor recreation on certain leased lands. The accommodations are provided in the form of condominiums.

	The average Resort Club membership sales price is $10,000 of which between 10% and 20% is paid initially and the balance is payable over an average seven-year term with interest at an annual rate of 14%. As collateral to secure repayment of the Resort Club Loan, a security interest in membership promissory notes in the aggregate principal amount of $1,417,598 have been assigned by Resort Club to the Company. Approximately $200,000 principal amount of such notes are payable by April 20, 1996. Each of the assigned promissory notes is presently performing. In the event an individual promissory note goes into default, Resort Club is obligated to replace the promissory note with a performing promissory note similar in amount.

	The security interests granted to the Company in the Resort Club membership promissory notes are junior in priority to security interests in such notes granted to an unaffiliated creditor holding Resort Club senior indebtedness. An entity beneficially owned by Gene Mulvihill is also owed $1,000,000 by Resort Club, payable June 30,1996 and has been granted a security interest in the Resort Club membership promissory notes to secure repayment of indebtedness. However, such security interest is subordinate to the Company's security interest in such notes.

	The entity presently providing Resort Club members with admission to its "Action Park" and skiing facilities is Great American Recreation, Inc., a New Jersey corporation ("Great American") which together with its subsidiaries, owns and operates the summer Action Park and winter recreational ski area in Vernon


DOMINION RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 1995 AND 1994
(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS (continued):

Township, Sussex County, New Jersey. Gene W. Mulvihill is a director and former principal stockholder of Great American and his daughter is a director and chief operating officer of such corporation. Joseph
Bellantoni, secretary, treasurer and a director of the Company, is also vice president and chief financial officer of Great American.

	In May 1995, First Fidelity Bank N.A., a national banking association ("First Fidelity"), instituted a complaint in foreclosure against Great American based on an alleged default under certain promissory notes representing aggregate outstanding indebtedness of approximately $17,000,000. Gene W. Mulvihill is a guarantor of repayment of approximately $5,000,000 of this indebtedness. The Company owns a $600,000 secured position in a $1,400,000 junior participation held by a third party, Madison Avenue Financial Corp. ("MAFC") with respect to one of the Notes representing aggregate indebtedness of approximately $14,900,000. (William E. McManus, II, a director of the Company, is president of MAFC).

	The lands which are the subject of the First Fidelity foreclosure suit against Great American include certain lands upon which certain amenities provided by the Resort Club to its members are located. Consequently, in the event First Fidelity is successful in its foreclosure suit, the Resort Club's ability to fulfill certain of its contractual obligations to its members could become impaired and could thereby have a substantial adverse effect on the collectability of the members' notes assigned as security to insure repayment of the Resort Club Loan. Although the company's management has been advised by representatives of Great American that negotiations are currently being conducted with an investor group to acquire and recast the First
Fidelity notes and the underlying securing interests (thereby assuring the ability of the Resort Club to fulfill its obligations to its members), no assurances can be given that such acquisition will be consummated.

	As Chairman of the Company's Executive Committee, Gene W.
Mulvihill was active in negotiating the proposed transaction with PriCellular. In consideration for such services, the Board of Directors authorized the prepayment by the Company in April 1995 out of the proceeds of the $2,000,000 PriCellular loan, of a $125,000 principal amount promissory note due October 1, 1995 held by Blue Horizon
Corporation.


DOMINION RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 1995 AND 1994
(Unaudited)

NOTE 5 - SALE OF CELLULAR ASSETS :

	On May 8, 1995, the Company and Cellular executed an Asset Purchase Agreement with two unaffiliated entities, PriCellular and PriCellular's wholly-owned Northland subsidiary, providing for the sale to Northland of the Bibb, Alabama Cellular System (also referred to herein as the "System") operated by Cellular in the Bibb, Alabama RSA (the "AL-4 RSA"). In anticipation of the execution of the Asset Purchase Agreement, PriCellular extended a $2,000,000 loan to Cellular on April 7, 1995. The loan proceeds have been applied by the Company to the extension of a loan to an entity of which the Company's principal stockholder is a creditor and to the payment of certain expenses and indebtedness including the prepayment of certain indebtedness owed to an entity owned by members of such principal stockholder's immediate family. The sale of the System is contingent upon obtaining the consent of the Federal Communication Commission ("FCC") to the assignment by Cellular of the licenses to operate the System, to Northland (which consent was obtained on June 9, 1995), and upon obtaining the approval of the sale from holders of a majority of the outstanding shares of the Company's Common Stock.

	The Assets being sold (subject to certain current liabilities related to the System and being assumed by the Purchaser) include the FCC nonwireline license for the AL-4 RSA, the cellular sites, towers and related equipment used by the System, the real property on which the cellular sites are located, and the bulk of Cellular's current assets. PriCellular, through subsidiaries, owns and operates FCC licensed cellular telephone systems in various sections of the United States.

	The purchase price is $20,000,000 payable as follows: (a) $6,000,000 in cash, payable at the closing originally scheduled to occur on August 1, 1995, (b) $4,000,000 in cash payable at the later of October 1, 1995 or 30 days following the closing (The "second Payment Date") and (c) $10,000,000 by delivery at the closing of PriCellular's five-year 4% Convertible Subordinated Note in the principal amount of $10,000,000. The Convertible Subordinated Note is convertible into shares of PriCellular Class A Common Stock at $8.51 per share (i) at the option of the holder and (ii) at the option of PriCellular if the closing price for PriCellular Class A Common Stock when trading on the American Stock Exchange (or such other exchange which at such time may be the principal exchange where such stock is traded) is $10.60 or higher for ten consecutive trading days. At the closing, the initial $6,000,000 cash portion of the purchase price will be increased to the extent Cellular's current assets exceed assumed current liabilities plus $75,000 or will be decreased to the extent assumed liabilities exceed Cellular's current assets. In addition, at the closing, the initial $6,000,000 cash portion of the purchase price will be reduced to the extent required to repay Cellular's outstanding debt to Motorola, Inc. (which was $3,142,503 at June 30, 1995) incurred to finance construction of the system and to repay the 8%, $2,000,000 loan extended to Cellular by PriCellular on April 7, 1995 in anticipation of execution of the Asset Purchase Agreement. In addition, $400,000 of the $4,000,000 balance of the purchase price will be held in escrow for a one-year period following the Closing to ensure the accuracy of the Sellers' representations and warranties.


DOMINION RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 1995 AND 1994
(Unaudited)

NOTE 6 - PREPAID EXPENSES AND OTHER ASSETS:

	Included in prepaid expenses and other assets at June 30, 1995 is approximately $248,500 of professional fees and other costs directly associated with the sale of Cellular assets.
	These costs will be deducted from the sales proceeds of the sale of Cellular assets at the time of closing which is expected to occur in the fourth quarter of fiscal 1995.

NOTE 7 - INCOME TAXES:

	As of June 30, 1995, the Company has available for federal income tax purposes approximately $2,565,000 of net operating loss carryforwards, which expire in fiscal 1997 to 2007 and investment tax credit carryforwards of approximately $8,000 which expire in fiscal 1996 to 2000.

	Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement adopts a balance sheet approach to accounting for income taxes and requires, among other things, that deferred assets and liabilities be adjusted to reflect the rate at which the applicable timing items will reverse based on current enacted law. The effect of adopting this statement in 1993 was not significant to the Company. The principle effect of adopting this statement for the nine months ended June 30, 1995, is that utilization of net operating loss carryforwards is reflected as a reduction of the tax provision rather than an extraordinary item.

	As of June 30, 1995 the Company has a deferred tax asset of approximately $875,000 as a result of its net operating loss carryforward. However, the Company has established an allowance offsetting this asset, due to the uncertainty of the realization and utilization of the net operating loss carryforward.

NOTE 8 - SUBSEQUENT EVENTS:

	In connection with the May 8, 1995 Asset Purchase Agreement effective August 1, 1995, PriCellular had become the manager of the System pursuant to a management agreement. Pursuant to the agreement, PriCellular will be paid a management fee equal to 7% of the gross revenues of the System during the term of the management agreement which will expire upon the earliest of the closing of the sale of the System or the termination of the Asset Purchase Agreement in accordance with its terms (such as due to failure to obtain any required approvals).

	As of September 13, 1995, $550,000 was repaid to the Company against the outstanding loan balance due from Resort Club.


DOMINION RESOURCES, INC. AND SUBSIDIARIES

ITEM 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations

	The following information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto included in Item I of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual report on Form 10-KSB for the year ended September 30, 1994.

A.	Liquidity and Capital Resources

	During the first nine months of fiscal 1995, the Company had net income of approximately $398,000. Included in net income is depreciation and amortization and allowance for bad debts for an aggregate of approximately $884,000, which are noncash expenses. After reflecting the net change in assets and liabilities, net cash provided by operations was approximately $748,000. Investing activities included additions to properties of approximately $1,173,000 and a loan to a related party of approximately $1,418,000 offset by a $2,000,000 loan received in connection with the Sale of Cellular Assets. Financing activities used net cash of approximately $284,000 which resulted from the repayment of borrowings of approximately $487,000 offset by the exercise of common stock purchase warrants of approximately $203,000. Accordingly, during the first nine months of fiscal 1995, the Company's cash decreased by approximately $127,000.

	In November 1994 the Company announced that Cellular had retained an independent broker on an exclusive basis to attempt to find a potential purchaser for Cellular's System or a possible merger partner, which could assist Cellular in meeting its debt obligations. On April
7, 1995, Cellular signed a letter of intent for the sale of the System's assets including cell sites and real property to PriCellular Corporation for $20,000,000 in cash and convertible notes. On May 8, 1995, a definitive agreement was executed with respect to the sale with an expected closing on or about August 1, 1995. See Sale of Cellular
Assets and Future Business Plans

	In connection with the $2,000,000 loan extended by PriCellular to Cellular on April 8, 1995 in anticipation of the execution of the Asset Purchase Agreement, an aggregate $1,417,598 of the loan proceeds were applied by the Company to the extension of a loan to Resort Club. The Resort Club Loan is repayable on April 20, 1996 together with interest thereon at an annual rate of 18%, the interest payable quarterly.
Resort Club is engaged in the business of offering membership interests in the Resort Club to the general public. The membership entitles the member to the use of certain accommodations for a defined period of time each year of the membership term and the right to utilize certain amenities such as skiing, admission to a participation theme park known as the "Action Park," a health club and other forms of outdoor recreation on certain leased lands. The accommodations are provided in the form of condominiums.


DOMINION RESOURCES, INC. AND SUBSIDIARIES

ITEM 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations

A.	Liquidity and Capital Resources (continued)

	The entity presently providing Resort Club members with admission to its "Action Park" and skiing facilities is Great American Recreation, Inc., a New Jersey corporation ("Great American") which together with its subsidiaries, owns and operates the summer Action Park and winter recreational ski area in Vernon Township, Sussex County, New Jersey.
Gene W. Mulvihill is a director and former principal stockholder of Great American and his daughter is a director and chief operating officer of such corporation. Joseph Bellantoni, secretary, treasurer and a director of the Company, is also vice president and chief financial officer of Great American.

	In May 1995, First Fidelity Bank N.A., a national banking association ("First Fidelity"), instituted a complaint in foreclosure against Great American based on an alleged default under certain promissory notes representing aggregate outstanding indebtedness of approximately $17,000,000. Gene W. Mulvihill is a guarantor of repayment of approximately $5,000,000 of this indebtedness. The Company owns a $600,000 secured position in a $1,400,000 junior participation held by a third party, Madison Avenue Financial Corp. ("MAFC") with respect to one of the Notes representing aggregate indebtedness of approximately $14,900,000. (William E. McManus, II, a director of the Company, is president of MAFC).

	The lands which are the subject of the First Fidelity foreclosure suit against Great American include certain lands upon which certain amenities provided by the Resort Club to its members are located. Consequently, in the event First Fidelity is successful in its foreclosure suit, the Resort Club's ability to fulfill certain of its contractual obligations to its members could become impaired and could thereby have a substantial adverse effect on the collectability of the members' notes assigned as security to insure repayment of the Resort Club Loan. Although the company's management has been advised by representatives of Great American that negotiations are currently being conducted with an investor group to acquire and recast the First
Fidelity notes and the underlying securing interests (thereby assuring the ability of the Resort Club to fulfill its obligations to its members), no assurances can be given that such acquisition will be consummated.

	Management is of the opinion that the additional revenues which
the Company   expects to receive in fiscal 1995, attributable to the
expansion of its cellular telephone system in fiscal 1994 and 1995 through the addition of towers at six new locations (Verbena, Ft. Deposit, Maplesville, Benton, Camden and W. Blockton) will generate


DOMINION RESOURCES, INC. AND SUBSIDIARIES

ITEM 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations

A.	Liquidity and Capital Resources (continued)

sufficient additional cash flows to service its short-term liquidity needs. In addition, management is of the opinion that the improving profitability of operations coupled with additional planned system expansion will generate sufficient cash flows to meet the Company's long-term liquidity needs in the event the Company does not sell the System to a third party.

B.	Results of Operations

	Nine Months ended June 30, 1995 compared with nine months ended
June 30, 1994.

	Revenue from cellular telephone operations for the first nine months and third quarter of fiscal 1995 increased $1,452,710 (67.05%) and $523,004 (62.96%) from the comparable fiscal 1994 periods. The net income applicable to common shareholders for the first nine months of fiscal 1995 was $398,489 ($0.08 per share) as compared to a net loss applicable to common shareholders of $40,117 ($0.01 per share) in the comparable prior year period. The third quarter of fiscal 1995 had net income applicable to common shareholders of $125,031 ($0.02 per share) as compared to net income applicable to common shareholders of $28,328 ($0.01 per share) in the third quarter of fiscal 1994. Revenues for the first nine months of fiscal 1995 increased primarily as a result of increased subscriber revenue of approximately $299,000, increased roamer traffic revenue of approximately $925,000 and increased equipment sales of approximately $155,000 from the first nine months of fiscal 1994.

	Costs of cellular system operations for the first nine months and third quarter of fiscal 1995 increased $677,080 (74.30%) and $228,634 (63.49%) from the comparable fiscal 1994 periods primarily as a result of increased technical salaries of approximately $132,000, increased system maintenance of approximately $75,000, increased telephone switch expense of approximately $90,000, increased costs of equipment sales of approximately $162,000, and increased roamer costs of approximately $332,000 offset by a decrease in billing expense of approximately $74,000 and commissions of approximately $48,000.

	Marketing and selling expenses for the first nine months and third quarter of fiscal 1995 increased $23,472 (52.71%) and decreased $11,775 (84.61%) from the comparable fiscal 1994 periods. This overall increase is primarily a result of additional promotional advertising.


DOMINION RESOURCES, INC. AND SUBSIDIARIES

ITEM 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations


B.	Results of Operations (continued)

	General and administrative expenses for the first nine months and third quarter of fiscal 1995 increased $97,764 (31.12%) and $93,731 (87.21%) from the comparable fiscal 1994 periods primarily as a result of increased professional fees of approximately $63,000 and increased office expense of approximately $30,000 from the first nine months of fiscal 1994.

	Depreciation and amortization costs for the first nine months and third quarter of fiscal 1995 increased $102,658 (38.89%) and $40,424 (42.62%) from the comparable fiscal 1994 periods. The increase in depreciation and amortization is a result of additions to fixed assets of approximately $1,173,000 related to the commencement of operations of four additional cell sites in fiscal 1995.

	Interest income for the first nine months and third quarter of fiscal 1995 increased $47,844 (130.52%) and $47,874 (391.83%) from the comparable fiscal 1994 periods primarily as a result of loans of approximately $1,418,000 to a related party during the third quarter of fiscal 1995.

	Interest expense for the first nine months and third quarter of fiscal 1995 increased $95,869 (37.33%) and $58,026 (66.45%) from the comparable fiscal 1994 periods as a result of the loan received from PriCellular in the third quarter of fiscal 1995 in connection with the sale of Cellular assets and an increase in the prime rate.

	Amortized discount on warrants and financing costs for the first nine months and third quarter of fiscal 1995 increased $65,105 (14.88%) and $65,105 (44.64%) from the comparable fiscal 1994 periods as a direct result of the prepayment of $125,000 principal amount of the $250,000 private placement which was originally scheduled to be repaid on October 1, 1995. Accordingly, the Company had written off the remaining $65,105 of unamortized discount on warrants and financing costs associated with the $125,000 principal amount of the private placement which was repaid in the third quarter of fiscal 1995.


DOMINION RESOURCES, INC. AND SUBSIDIARIES

ITEM 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations

C.	Sale of Cellular Assets

	On May 8, 1995, the Company and Cellular executed an Asset Purchase Agreement with two unaffiliated entities, PriCellular and PriCellular's wholly-owned Northland subsidiary, providing for the sale to Northland of the Bibb, Alabama Cellular System (also referred to herein as the "System") operated by Cellular in the Bibb, Alabama RSA (the "AL-4 RSA"). In anticipation of the execution of the Asset Purchase Agreement, PriCellular extended a $2,000,000 loan to Cellular on April 7, 1995. The loan proceeds have been applied by the Company to the extension of a loan to an entity of which the Company's principal stockholder is a creditor and to the payment of certain expenses and indebtedness including the prepayment of certain indebtedness owed to an entity owned by members of such principal stockholder's immediate family. The sale of the System is contingent upon obtaining the consent of the Federal Communication Commission ("FCC") to the assignment by Cellular of the licenses to operate the System, to Northland (which consent was obtained on June 9, 1995), and upon obtaining the approval of the sale from holders of a majority of the outstanding shares of the Company's Common Stock.

	The Assets being sold (subject to certain current liabilities related to the System and being assumed by the Purchaser) include the FCC nonwireline license for the AL-4 RSA, the cellular sites, towers and related equipment used by the System, the real property on which the cellular sites are located, and the bulk of Cellular's current assets. PriCellular, through subsidiaries, owns and operates FCC licensed cellular telephone systems in various sections of the United States.

	The purchase price is $20,000,000 payable as follows: (a) $6,000,000 in cash, payable at the closing originally scheduled to occur on August 1, 1995, (b) $4,000,000 in cash payable at the later of October 1, 1995 or 30 days following the closing (The "second Payment Date") and (c) $10,000,000 by delivery at the closing of PriCellular's five-year 4% Convertible Subordinated Note in the principal amount of $10,000,000. The Convertible Subordinated Note is convertible into shares of PriCellular Class A Common Stock at $8.51 per share (i) at the option of the holder and (ii) at the option of PriCellular if the closing price for PriCellular Class A Common Stock when trading on the American Stock Exchange (or such other exchange which at such time may be the principal exchange where such stock is traded) is $10.60 or higher for ten consecutive trading days. At the closing, the initial $6,000,000 cash portion of the purchase price will be increased to the extent Cellular's current assets exceed assumed current liabilities plus $75,000 or will be decreased to the extent assumed liabilities exceed Cellular's current assets. In addition, at the closing, the initial $6,000,000 cash portion of the purchase price will be reduced to the extent required to repay Cellular's outstanding debt to Motorola, Inc. (which was $3,142,503 at June 30, 1995) incurred to finance construction of the System, and to repay the 8%, $2,000,000 loan extended to Cellular by PriCellular on April 7, 1995 in anticipation of


DOMINION RESOURCES, INC. AND SUBSIDIARIES

ITEM 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations


C.	Sale of Cellular Assets (continued)

execution of the Asset Purchase Agreement. In addition, $400,000 of the $4,000,000 balance of the purchase price will be held in escrow for a one-year period following the Closing to ensure the accuracy of the Sellers' representations and warranties.

	In connection with the May 8, 1995 Asset Purchase Agreement effective August 1, 1995, PriCellular had become the manager of the System pursuant to a management agreement. Pursuant to the agreement, PriCellular will be paid a management fee equal to 7% of the gross revenues of the System during the term of the management agreement which will expire upon the earliest of the closing of the sale of the System or the termination of the Asset Purchase Agreement in accordance with its terms (such as due to failure to obtain any required approvals).

D.    Future Business Plans

	The Company is the owner of 10 acres of land in Ouray, Colorado, with the "Silver Shield" Mill located thereon. The mill, designed to mill silver, has not been operated for more than 50 years. The Company paid the balance of the purchase price for this property early in fiscal 1992 and listed the property for sale at a price of $239,000 based upon a listing of comparable neighboring property. Although the listing expired in October 1993, the Company did not renew the listing because of an ongoing reconstruction project in the vicinity which management believes may enhance the value of the Company's property. Based on management's estimates of land values in the locality, it is management's belief that the Company will realize the carrying value of this investment of $142,684 at June 30, 1995 when the property is sold.

	Although management has not determined with any degree of specificity the allocation of the Company's resources to future business activities, management presently intends, assuming consummation of the sale of the System, to apply the bulk of the Company's resources in some or all of the following real estate development activities;
residential, commercial and resort development. Some of such activities may be conducted with entities affiliated with management such as Great American and affiliated companies. The Company's involvement may be as a sole principal, a partner, a joint venturer or in some other form.
The Company may also seek to pursue real estate development activities on its "Silver Shield" Mill property in Colorado. In addition, the Company is currently exploring certain joint venture relationships to pursue possible cellular phone, mining, casino, and lottery opportunities in southern Africa but no assurances can be given that such opportunities will be made available. Despite the foregoing, management reserves the right to apply the Company's assets in other businesses as opportunities present themselves.


SIGNATURES


		Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						DOMINION RESOURCES, INC.

Dated: 09/14/95     By: /s/ Debra Evers - Tierney
						                  Debra Evers - Tierney
						                  President, Chief Executive Officer

Dated: 09/14/95     By: /s/ Joseph Bellantoni
						                  Joseph Bellantoni
						                  Treasurer