Form 10KSB
period 1995-09-30
DOMINION RESOURCES INC /DE/
filed 1996-03-11
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-KSB

  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended September 30, 1995

OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE
REQUIRED]

     For the Transition period
from____________to______________

Commission File Number 0-10176

DOMINION RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

    Delaware                                              22-2306487
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification No.)

355 Madison Avenue, Morristown, New Jersey                  07960
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code
(201) 538-4177

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that
the registrant was required to file such reports), and
(2) has been subject to such filing requirements for
the past 90 days.
Yes X               No___

Indicate by check mark if disclosure of delinquent
filers pursuant to Item 405 of Regulation S-B is not
contained herein, and will not be contained, to the
best of the issuer's knowledge, in definitive proxy or
information statements incorporated by reference in
Part III of this Form 10-KSB or in any amendment to
this Form 10-KSB.
[   ]

For the year ended September 30, 1995, the issuer's revenues were $4,915,226.

On January 31, 1996, the aggregate market value of the voting stock of Dominion Resources Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Issuer was approximately $3,265,000 based upon the high bid price for such Common Stock on said date in the over-the-counter market as reported by the National
Quotation Bureau. On such date, there were 5,369,100 shares of Common Stock of the Issuer outstanding.

Transitional Small Business Disclosure Format
Yes___         No  X

PART I

     Item 1.   Business

     Introduction

Dominion Resources Inc. ("Resources") was principally engaged through a wholly owned subsidiary formed in 1991, Dominion Cellular, Inc. ("DCI") in the operation of a nonwireline cellular radio telephone system servicing a six county area in central Alabama with a population of approximately 150,000 located between Montgomery and Birmingham, Alabama. In fiscal 1995, the Company formed two wholly owned subsidiaries -
Diamond Leasing and Management Corp. and Diamond World
Funding Corp.  As of September 30, 1995, Diamond
Leasing and Management Corp. had extended loans to the Resort Club, Inc. ("Resort Club") an entity of which the Company's principal shareholder is a creditor. As of September 30, 1995, Diamond World Funding Corp. had no material operations or investments. As used herein, the term (the "Company") shall refer to Resources as well as to Resources and its wholly owned subsidiaries unless the context otherwise requires.

On November 7, 1995, the Company completed the sale of its cellular telephone system. The cellular telephone system was substantially the Company's only source of revenues. After November 7, 1995, the Company had no significant operations.

Resources was incorporated under the laws of the State of Delaware on October 11, 1979 to engage in the business of milling non-ferrous metals in the Mohave
County region of Arizona. Management subsequently concluded, based upon declining non-ferrous metal prices, that a mill project in such region was not feasible. In August 1989, Resources was awarded a permit by the Federal Communications Commission ("FCC") pursuant to a lottery process, to provide nonwireline cellular radio telephone service in the Bibb, Alabama
RSA and in June 1990, the FCC granted Resources' application to construct a cellular system in the Bibb, Alabama RSA (also referred herein as the "System").
Construction commenced in the last quarter of fiscal
1991 after receipt of required construction permits and the arrangement of financing with Motorola, Inc.
("Motorola"). The cellular system commenced operations in November 1991. The FCC license for the cellular system expires on October 1, 2001. Such licenses are generally renewed for ten year periods. Renewals are granted upon application made more than 30 days prior to the license expiration date for relatively minimal fees and it has been the industry experience that such renewals occur on a pro forma basis if the applicant is in good standing at such time. To date, no complaints have been filed with the FCC concerning the Company's operation of its former cellular system.

     Sale of Cellular Assets

On November 16, 1994, Resources announced that DCI had retained an independent broker on an exclusive basis to attempt to find a potential purchaser for DCI's cellular system or a possible merger partner with DCI.
Management of the Company determined to seek a purchaser because it believed that DCI's cellular system had been developed to a point where it represented an attractive acquisition for potential acquirors in the cellular industry at a price, based on current market conditions, substantially in excess of DCI's costs in developing the system.

On May 8, 1995, the Company and DCI executed an Asset
Purchase Agreement (Subsequently amended on August 14,
1995 and December 14, 1995) with two unaffiliated entities, PriCellular Corporation ("PriCellular") and
PriCellular's wholly-owned Northland subsidiary, providing for the sale to Northland of the System operated by DCI in the Bibb, Alabama RSA (the "AL-4
RSA"). The System was substantially the Company's only source of revenues. Immediately after completion of the sale of the System, the Company had no significant operations.

Public announcement of the execution of the Asset
Purchase Agreement was disseminated by the Company and by PriCellular on May 8, 1995. On May 5, 1995, the trading day immediately preceding the date of the announcement, the high and low bid and asked prices for the Company's Common stock as quoted in the over-the-counter market were $1, $.75, $1.75 and $1.06 respectively and the high and low sales prices for PriCellular Class A Common Stock as traded on the
American Stock Exchange were $10.16 and $9.85 respectively.

In anticipation of the execution of the Asset Purchase
Agreement, PriCellular extended a $2,000,000 loan to DCI on April 7, 1995. From the $2,000,000 of loan proceeds, the Company (a) made a $1,417,598 loan to Resort Club, an entity of which the Company's principal stockholder is a creditor; (b) paid $250,000 to a corporation owned by the Company's former president and her husband in payment of bills rendered for previously completed Cell Site and Tower construction for the System; and (c) prepaid $125,000 of indebtedness owed to an entity owned by members of the principal stockholder's immediate family. The balance was applied to legal and professional fees related to the sale of the System.

The sale of the System was contingent upon obtaining the consent of the FCC to the assignment by DCI of the licenses to operate the System to Northland (which consent was obtained on June 9, 1995), and upon obtaining the approval of the sale from holders of a majority of the outstanding shares of the Company's
Common Stock (which approval was obtained on November
6, 1995).

The Assets sold (subject to certain current liabilities
related to  the System and  being   assumed  by the
Purchaser)  included

     Sale of Cellular Assets(continued)

the FCC nonwireline license for the AL-4 RSA, the cellular sites, towers and related equipment used by the System, the real property on which the cellular sites are located, and the bulk of DCI's current assets.

The parties also agreed that effective August 1, 1995, PriCellular would become the manager of the System pursuant to a management agreement providing for a management fee to be paid to PriCellular equal to 7% of the gross revenues of the System during the term of the management agreement. Through November 7, 1995, the
Company accrued $114,600 in connection with the management agreement.

The original purchase price of the system was $19,900,000 (after a $100,000 reduction for the amount by which certain liabilities assumed by the purchaser at the closing exceeded DCI's current assets) payable as follows: (a) $6,000,000 in cash, payable at the Closing which occurred on November 7, 1995, (b)
$3,900,000 in cash payable 30 days following the Closing (the "Second Payment Date") and (c) $10,000,000 by delivery at the Closing of PriCellular's five-year
4% Convertible Subordinated Note in the principal amount of $10,000,000 (also referred herein as the "PriCellular Note"). The PriCellular Note was convertible into shares of PriCellular Class A Common
Stock at $8.51 per share (i) at the option of the holder and (ii) at the option of PriCellular if the closing price for PriCellular Class A Common Stock when trading on the American Stock Exchange (or such other exchange which at such time may be the principal exchange where such stock is traded) is $10.60 or higher for ten consecutive trading days.

At the closing, the initial $6,000,000 cash portion of the purchase price was reduced to the extent required to repay DCI's outstanding debt to Motorola
(approximately $2,864,000) incurred to finance construction of the System, and to repay the 8%, $2,000,000 loan extended to DCI by PriCellular on April
7, 1995 in anticipation of the execution of the Asset
Purchase Agreement. At the second closing, the $4,000,000 cash portion of the purchase price was decreased by $100,000, the amount by which assumed current liabilities exceeded DCI's current assets. An aggregate $400,000 of the $3,900,000 balance of the purchase price was required to be held in escrow for a one year period following the closing, to ensure the accuracy of the Company's representations and warranties.

Also at the closing, PriCellular elected to force conversion of its five-year, 4%, $10,000,000
Convertible Subordinated Note to DCI into 1,175,088 shares of its Class A Common Stock. The high and low sales prices for PriCellular Class A Common Stock, as traded on the American Stock Exchange on November 7,
1995, were $13.125 and $12.75, respectively. As a result, the Company recorded the 1,175,088 converted shares at a value of $7,497,061 an amount which reflects a 50% discount of the closing sales price of PriCellular Class A Common Stock on November 7, 1995 of
$12.75. The Company recorded a 50% discount because of the trading restrictions placed on the stock.

     Sale of Cellular Assets(continued)

In connection with the second closing, the Company entered into a second amendment to the Asset Purchase
Agreement dated December 14, 1995 whereby the Company and PriCellular resolved certain disputes with respect to the adjusted purchase price of the cellular telephone system. As amended, the Company received
$3,500,000 at the second closing, with the $400,000 balance being held in escrow. As part of the second amendment, the Company retained ownership of certain accounts receivable deemed to be uncollectable as of August 1, 1995 in the aggregate principal amount of approximately $124,000. In addition, the Company reserved the right to the proceeds of any insurance claim arising from a loss that took place in the month of August 1995.

Pursuant to a separate registration rights agreement, PriCellular granted the holders of at least 50% of the Class A Common Stock issuable or issued upon conversion of the PriCellular Note, one "demand" right of registration requiring PriCellular to register such shares of Class A Common Stock for public offer and sale under the Securities Act of 1933. The "demand" registration right was exercisable after the earlier of June 30, 1996 or the effective date of the first registration statement for an underwritten public offering of PriCellular securities. The registration rights agreement also granted the holders of the PriCellular Note or the underlying Class A Common Stock certain "piggy-back" registration rights permitting it to have such Class A Common Stock included in other registration statements filed by PriCellular with respect to a public offering of its securities at PriCellular's expense, so as to permit public offer and sale of such shares, subject to the right of any underwriter of such public offering to limit the number of shares so included.

On January 30, 1996, DCI entered into an agreement with PriCellular whereby DCI agreed to sell to PriCellular
600,000 shares of its PriCellular Class A Common Stock for $10.50 per share. The closing of this transaction occurred on February 9, 1996. At the closing, DCI entered into an agreement pursuant to which the demand registration rights of the holders of the Company's
PriCellular registrable securities were waived.

     Use of Proceeds from the System Sale

In addition to receipt of the PriCellular Class A
Common Stock, the Company received an aggregate of approximately $9,900,000 (less closing costs and associated expenses) in cash payments from PriCellular at the initial closing and at the Second Payment Date
(of which $400,000 is being held in escrow for a one year period as previously described).

     Use of Proceeds from the System Sale (continued)

The cash payments were applied substantially as follows:

a) Repayment of Motorola debt and accrued interest
   incurred to finance construction of the
   System....................................$2,864,226

b) Repayment of PriCellular loan and accrued
  interest...................................$2,040,000

c) Closing costs............................$   747,955

d) Escrow account deposit...................$   400,000

e) Amounts payable to the former president of the
   Company to repurchase all of the shares of the
   Company's common stock owned by the former
   president, her son and her husband.......$1,568,626*

                                Total:     $ 7,620,807
                                            ==========

________________
* On February 29, 1996, Debra Evers-Tierney advised the
Company of her intention to review the Company's determination of net "book value" as of November 7, 1995. In addition, the Company and the former president are currently negotiating to determine the proportion of the amount to be paid in cash and in PriCellular Class A Stock.

With the exception of the above described payments to the Company's president and members of her family, no portion of the sale proceeds will be distributed directly to the Company's shareholders.

     Future Business Plans

The System was substantially the Company's only source of revenues. Immediately after completion of the sale of the System, the Company had no significant operations. Although management had not determined with any degree of specificity, the allocation of the Company's resources to future business activities, management presently intends, to apply the bulk of the Company's resources in some or all of the following real estate development activities; residential, commercial and resort development. Some of such activities may be conducted with entities affiliated with management such as Great American Recreation, Inc. ("Great American") and affiliated companies.

     Future Business Plans (continued)

The Company's involvement may be as a sole principal, a partner, a joint venturer or in some other form.
Through January 31, 1996, the Company invested $2,300,000 of the proceeds from the sale of the System in the Resort
Club in the form of an additional loan on terms substantially similar to the previous $1,417,598 loan arrangement with the Resort Club (See Note 9 to the Company's Consolidated Financial Statements) paid $1,025,000 to lease the Vernon Valley/Great Gorge Ski Area Rental Shops and all fixtures located thereon as well as the ski rental equipment from a wholly owned subsidiary of Great American Recreation, Inc. ("Great American"), an entity in which certain of the Company's officers and directors have present and prior affiliations, loaned $269,500 to Great American, assumed $750,000 of indebtedness of its principal stockholder, repayable from Resort Club receivables and paid $1,600,000 to purchase mortgages with a face value of approximately $3,000,000 from the Resolution Trust Company.
See Note 11 to the Company's Consolidated Financial
Statements. On February 14, 1996, an involuntary bankruptcy petition was filed against Great American by three creditors in the United States Bankruptcy
Court, Newark, New Jersey. Management of the Company believes that this filing will have no material impact on its investments in Great American or entities affiliated with Great American or the Resort Club for the reason that Praedium Phoenix, L.L.C., Great American's primary lender, has agreed to grant a nondisturbance to Great American for the benefit of the Resort Club and its members which secures the viability of the Resort Club and provides an additional source of revenues to Great American and otherwise prevents the impairment of the collateral. The Company may also seek to pursue real estate development activities on its "Silver Shield" Mill property in Colorado. Despite the foregoing, management reserves the right to apply the Company's assets in other businesses as opportunities present themselves.

     Cellular Telephone System Activities

A cellular telephone system transmits telephone calls on radio frequencies and relays the calls over telephone wires. Each service area is divided into cells (thus, the name cellular) of up to 16 miles across. As a cellular telephone moves from one place to another, the phone conversation is transferred from one cell to another. Using low power radio transmitters and receivers, each cell has a limited coverage area. A cellular telephone system includes a central switching facility ("CSF") which, by means of a computer, controls the system, the connection of the individual subscribers' units to the central facility and their link-up with the local exchange telephone network. The CSF coordinates the connection of a call with either mobile or land telecommunications systems and the switching of a call from one cell site to another. All system traffic information, including billing, is recorded by the CSF.

     System Construction and Properties

After obtaining a construction permit from the FCC for the construction of the System, Resources assigned the permit and the construction rights to its newly formed wholly owned subsidiary, DCI. In June 1991, Resources and Motorola executed a Purchase Agreement (which
Resources assigned to DCI) and DCI and Motorola executed a Financing Agreement subject to delivery of various additional documents. Pursuant to the Purchase
Agreement, Motorola agreed to sell certain hardware and software of its design of the System and install same for use in the AL-4 RSA.

     System Construction and Properties (continued)

DCI agreed to procure the necessary construction permits and station licenses from the FCC and make available the required Cell Site and Tower Locations.
Pursuant to the Financing Agreement, Motorola agreed to lend DCI up to $1,650,000 to purchase equipment and services to be provided primarily by Motorola for construction and installation of the System and up to $950,000 for working capital. All such loans were repayable interest only until the third year after DCI placed the System into commercial service and then paid over a four year period on a seven year amortization schedule plus interest. Interest was calculated at the rate of 3% per annum in excess of Chase Manhattan
Bank's Corporate Base Rate. DCI had the right to prepay such loans in whole or in part and the Financing
Agreement also provided for certain mandatory prepayments including prepayments equal to 75% of DCI's
"Free Cash Flow" (operating cash flow less non-financed capital purchases and less debt service). In October
1992, Motorola advanced an additional $686,193 to DCI primarily for equipment and service purchases. This loan was repayable interest only, at an annual rate equal to three percent in excess of Chase Manhattan
Bank's prime rate in quarterly installments with the principal due on December 31, 1994. On December 22,
1994, the Company and Motorola agreed to a restructuring of this loan. Pursuant to the restructuring, the Company paid $50,000 to reduce principal and a $10,000 restructuring fee prior to January 1, 1995. The $636,193 balance was payable in ten consecutive monthly installments of $63,619 commencing August 15, 1995. Interest at prime plus 3% on the unpaid balance was payable quarterly. An additional $5,000 restructuring fee was paid prior to March 31, 1995.

Resources had also executed a Stock Pledge Agreement pledging all of the outstanding capital stock of DCI, with Motorola, to be held as collateral security to insure the fulfillment of DCI's obligations under the Financing Agreement. As additional collateral security, DCI had assigned its Cell Site and Tower
Leases and its Building Lease hereinafter described, to Motorola, and its Lessor, Resources, had consented to such assignments. DCI had also granted Motorola a security interest in all of its tangible and intangible assets as collateral to insure its performance under the Financing Agreement.

At September 30, 1995, DCI was indebted to Motorola in the approximate aggregate amount of $2,986,057 under the Financing Agreement for advances made directly or applied for the purchase of equipment and services, for the construction and installation of the System and for working capital. With the exception of $686,193 previously due on December 31, 1994 (and restructured on December 22, 1994 as described above), this indebtedness was payable with interest over a four-year period commencing in January 1995. Principal payments were calculated on a seven-year amortization schedule and interest at the rate of 3% per annum in excess of Chase Manhattan Bank's Corporate Base Rate.

     System Construction and Properties (continued)

In connection with the sale of the Company's cellular telephone system, the Company's outstanding indebtedness to Motorola was paid out of the closing which took place in the first quarter of fiscal 1996.

In July 1991, Resources closed the purchase of a 44' x
73' cinder block commercial building at 206 7th Street
South in Clanton, Alabama from an unrelated party for $135,000. Resources made a $35,000 down payment and delivered its 11.5% mortgage note in the principal amount of $100,000 secured by a first mortgage on the property for the balance. The note is payable in equal monthly installments of $1,739 over a seven and one-half year period. Resources leased the building to DCI for its principal offices pursuant to a Building
Lease for a five-year term expiring August 31, 1996 at a monthly rental of $1,200. The lease is a "net-net" lease with DCI being responsible for all real estate taxes and insurance costs as well as all non-structural repairs. The lease also contains two three-year renewal terms at rentals adjusted for changes in the Consumer Price Index.

In September 1992, Resources completed the purchase of a 25' x 45' sheet metal "butler" building at 1016
Highland Avenue in Selma, Alabama from an unrelated party for $115,000. Resources made a $15,000 down payment and delivered its 9% mortgage note in the principal amount of $100,000 for the balance. The note is payable in 35 equal monthly installments of $901 with a balloon payment of $89,903 due in August 1995 although the seller has agreed to refinance the balance at such time provided Resources is not in default in its installment payments. After purchase, Resources leased this building to DCI by adding it to the Clanton
Building Lease described above and increasing the total monthly rental to $2,200.

In connection with the Asset Purchase Agreement,
PriCellular assumed the Clanton office lease from DCI and leases the Selma office from Resources on a month-to-month basis.

During September 1991, Resources closed the purchase of three parcels of land in Selma, Hayneville and Clanton, Alabama from unrelated parties. The Selma parcel of approximately 7.5 acres was purchased for approximately
$30,000 pursuant to a $6,000 down payment and a three-year 12% mortgage note in the principal amount of $24,000 secured by a mortgage on the property. The note was paid in full during fiscal 1994. The
Hayneville parcel of approximately 4.05 acres was purchased for approximately $16,200, all of which was paid at the closing. The Clanton parcel of approximately 5.22 acres was purchased for approximately $20,000 pursuant to a seven and one-half year 11.5% mortgage note in such $20,000 principal amount secured by a mortgage on the property.
Resources leased the three parcels to DCI pursuant to a Cell Site and Tower Lease at an aggregate monthly rental of $1,800 and authorized DCI to construct towers and shelters for equipment for the Cellular System at the three

     System Construction and Properties(continued)

locations. The Cell Site and Tower Lease was for a five-year term expiring August 31, 1996 and was also a "net-net" lease with DCI responsible for all real estate taxes and insurance costs as well as all non-structural repairs. The lease also contained two three-year renewal terms at rentals adjusted for changes in the Consumer Price Index.

In August 1992, Resources closed the purchase of two additional parcels of land in Centerville (Bibb County) and Jemison (Chilton County), Alabama from unrelated parties. The Centerville parcel of approximately 12.8 acres was purchased for $15,383 payable in equal monthly installments with 10% interest over a six-year period and secured by a purchase money mortgage. The
Jemison parcel was purchased for $8,496 paid at the closing.

During fiscal 1994, Resources purchased four additional
Alabama parcels for the System in Verbena and Maplesville (Chilton County), Ft. Deposit (Lowndes
County), and Benton (Dallas County) from unrelated parties. The Verbena parcel of 4.814 acres was purchased for $12,500. The Maplesville parcel of 5 acres was purchased for $10,000. The Ft. Deposit parcel of 12.009 acres was purchased for $23,918. The
Benton parcel of 5 acres was purchased for $10,000.
All parcels purchased in fiscal 1994 were paid in full at closing.

During fiscal 1995, Resources purchased an additional 5 acre Alabama parcel for the System in Camden (Wilcox
County) for $13,000 paid at the closing from an unrelated party. Resources also entered into a lease arrangement with an unrelated party for a 6 acre parcel for $200.00 per month in W. Blockton (Bibb County) which expires in March of 2000.

After the purchases, Resources leased the seven parcels acquired in fiscal 1992, 1994 and 1995 to DCI by adding them to the Cell Site and Tower lease described above and increasing the total montly rental to $6,600.

Resources applied its own funds in connection with the purchase of the two buildings and the ten parcels.

In connection with the sale of the System, PriCellular purchased all of Resources cell site locations and assumed the W. Blockton lease.

The civil work (roads, power, electric, shelter pad,
etc.) for the first three Cell Site and Tower Locations
(Selma, Hayneville and Clanton) was provided by
Resources at an agreed fee of $399,000 (paid from
funding provided by Motorola pursuant to the Financing
Agreement)and was completed in fiscal 1992.  A
significant portion of the outside labor for the civil
work was performed   by  Lyncor   Construction  Co.,
Inc.  ("Lyncor"),  a

     System Construction and Properties(continued)

corporation 50% owned by Debra Evers-Tierney, president and chief executive officer, at the time, of both
Resources and DCI with the other 50% owned by her husband. Lyncor was paid $110,160 by Resources for its services in the construction of these three locations.
DCI purchased the next two completed Cell Site and Tower Locations (Centerville and Jemison) from Motorola for $686,193 which charged DCI for same under the Financing Agreement. The bulk of the construction for these two Cell Site and Tower Locations completed in fiscal 1993 was also performed by Lyncor who was paid
$307,158 for its services and costs directly by Motorola. After neogtiation, the Company, effective
October 1, 1993 issued Warrants to Michael L. Tierney, exercisable to purchase 400,000 shares of the Company's
Common Stock as compensation for the savings realized by the Company attributable to Lyncor's construction of these two locations. The prices charged by Lyncor for this construction were in each instance substantially below the prices submitted by Motorola in its bid to perform this construction for the Company. On January
17, 1995, Michael L. Tierney exercised these Warrants and purchased the 400,000 shares of Common Stock at an exercise price of $.125 per share.

During fiscal 1994, Lyncor performed the civil work and constructed the buildings and the towers at the Verbena, Ft. Deposit and Maplesville locations. Lyncor billed DCI $231,911 in full payment for its services at Verbena, billed DCI $242,028 for its services at Ft.
Deposit and billed DCI $239,122 for its services in constructing Maplesville. Construction commenced on the Benton location in December 1994. During fiscal 1995,
Lyncor performed the civil work and constructed the buildings and towers at the Benton, Camden, and W.
Blockton locations. Lyncor billed DCI $269,887 in full payment for its services at Benton, billed DCI $263,297 for its services at Camden and billed DCI $244,896 at
W. Blockton.

The Selma Cell Site and Tower became operational in
November 1991 and the Hayneville and Clanton Cell Sites and Towers became operational in January 1992. The
Jemison Cell Site and Tower became operational in November 1992 and the Centerville Cell Site and Tower became operational in January 1993. The Verbena, Ft.
Deposit, Maplesville, and Benton Cell Sites and Towers became operational in August, September, October, and December of 1994, respectively. The Camden and W.
Blockton Cell Sites and Towers became operational in May and June of 1995, respectively.

DCI's principal sources of revenues were attributable to monthly fees paid by subscribers for use of the System and to "roamer" traffic (subscribers to another system who use the Company's system when entering the Company's RSA). The System was substantially the
Company's only source of revenues. After November 7, 1995, the Company had no significant operations.

     System Construction and Properties(continued)

DCI's approximate aggregate revenues from subscribers and from "roamer" traffic in the last three fiscal years were as follows:

                                   Revenues
Fiscal Year              Subscribers    Roamer Traffic

1993                     $  827,100     $  766,500
1994                      1,457,300      1,540,700
1995                      2,064,546      2,562,137

In fiscal 1994, the Company became a member of the North American Cellular Network ("NACN"). Membership in the NACN enabled the Company to provide call delivery to its customers while traveling in approximately 600 cities located outside its RSA and to roamer traffic inside its RSA without the caller having to first dial roamer access numbers.

     Competition

The Company's competition in the AL-4 RSA was provided by Frontier Cellular, an amalgamation of five local telephone companies which maintain six towers in the AL-4 RSA (as compared to the Company's eleven towers).
Frontier Cellular had substantially larger financial resources than the Company and was competitive through pricing based on what it believed were lower overhead costs.

     Employees

At September 30, 1995, the Company had one full time management employee, its former president, four clerical employees, four full-time and three part-time salespeople, all but one of whom was compensated on a commission only basis, and four technical employees providing installation and maintenance as well as one agent. In addition, one outside business marketed the Company's cellular services including an appliance repair store. The Company also advertised its services locally. Since the sale of the System in November
1995, the Company has had no employees.

     Real Estate Investment Activities

Ouray, Colorado Property and Mill. The Company is the owner of 10 acres of land in Ouray, Colorado, with the "Silver Shield" Mill located thereon. The mill, designed to mill silver, has not been operated for more than 50 years. The Company paid the balance of the purchase price for this property early in fiscal 1992 and listed the property for sale at a price of $239,000 based upon a listing of comparable neighboring property. Although the listing expired in October
1993, the Company did not renew the listing because of an ongoing reconstruction project in the vicinity which management believes may enhance the value of the Company's property. It is management's belief that this property will be sold for an amount at least equal to the Company's $142,000 cost for same although no assurances can be given that such will be the case.

     Real Estate Investment Activities (continued)

Other Investments.  See Item 12 herein and Notes 9 and
11 of the Notes to the Consolidated Financial
Statements as to investments made by the Company with entities affiliated with three directors, one of which is also the principal stockholder of the Company.

     Item 2.   Properties

See Item 1 herein as to the Company's purchase of three parcels of land in Selma, Hayneville and Clanton, Alabama in September 1991, its purchase of two additional parcels of land in Centerville and Jemison, Alabama in August 1992, its purchase of four additional parcels in Verbena, Maplesville, Ft. Deposit and
Benton, Alabama purchased during fiscal 1994, its purchase of one parcel in Camden and lease of a parcel in W. Blockton in fiscal 1995 and its construction of Cell Sites and eleven Towers on these parcels. In addition, See Item 1 herein as to the Company's former principal executive offices which were located at 206
7th Street South in Clanton, Alabama which it purchased in July 1991 as well as a building in Selma, Alabama purchased in September 1992 which it previously used for sales, installation and marketing functions.

In connection with the sale of the System, PriCellular purchased all of Resources cell site locations and assumed the W. Blockton Lease.

PriCellular has assumed the lease of Company's former principal executive offices which are located at 206
7th Street South in Clanton, Alabama and currently leases the Selma office from Resources on a month-to-month basis.

Subsequent to the sale of the cellular telephone system, the Company transferred its executive offices to 355 Madison Avenue, Morristown, New Jersey. In connection with this move, the Company entered into a lease agreement with St. Marks Associates, a real estate partnership owned 50% by Mr. Gene Mulvihill.
The lease provides for a lease term of 5 years commencing December 1, 1995 with a base rent of $2,764.58 per month and a monthly payment of $774.08 for the Company's proportionate share of impositions and operating expenses. The lease provides for rental adjustments for changes in the Consumer Price Index.

     Item 3.   Legal Proceedings

The Company is not a party to any pending legal proceedings which it regards as material in nature.

     Item 4. Submission of Matters to a Vote of
Security Holders

No matter was submitted to a vote of security holders during the quarter ended September 30, 1995. At a special meeting of the Company's stockholders held on November 6, 1995, by a vote of 3,355,048 in favor and 38,950 against, the Company's stockholders approved the sale of the System to the Northland subsidiary of PriCellular in accordance with the terms of the Asset
Purchase Agreement dated as of May 8, 1995, the terms of which are hereinafter described.

PART II

     Item 5.   Market for Common Equity
     and Related Stockholder Matters

Resources' Common Stock is traded in the over-the-counter market. The following table sets forth the range of high and low bid and asked quotations for the Common Stock during the past two fiscal years as derived from reports furnished by the National Quotation Bureau.


                            Bid(1)               Asked(1)
                          High     Low       High      Low
Quarter Ended
December 31, 1993        $5.00     $.50      $6.00     $1.75
March 31, 1994            1.38      .75       2.50      1.75
June 30, 1994             1.50      .75       2.50      1.75
September 30, 1994        1.50      .50       2.50       .88
December 31, 1994         1.375     .25       2.00       .75
March 31, 1995            1.75      .75       2.00     1.125
June 30, 1995             1.125     .50       1.75      .875
September 30, 1995         .719     .50       1.50     .8125

__________
     (1) The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

As of January 31, 1996, the number of record holders of Resources' Common Stock was 4,626. Resources has never paid a cash dividend on its Common Stock and anticipated capital requirements make it unlikely that any cash dividends will be paid on the Common Stock in the foreseeable future.

     Item 6.   Management's Discussion and Analysis or
Plan of Operation

     Introduction

The following discussions and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.

Through November 7, 1995, the Company was principally engaged through DCI in the operation of a cellular telephone system servicing a six county area in central Alabama, pursuant to a permit awarded by the FCC in August 1989. Construction of the System commenced in the last quarter of fiscal 1991 and cellular telephone operations commenced in November
1991. The FCC license for the System expires on October 1, 2001. Such licenses are generally renewed for ten year periods. Renewals are granted upon application made more than 30 days prior to the license expiration date for relatively minimal fees and it has been the industry experience that such renewals occur on a pro forma basis if the applicant is in good standing at such time. To date, no complaints have been filed with the FCC concerning the Company's operation of its former Cellular System.

On November 7, 1995, the Company completed the sale of its cellular telephone system. The cellular telephone system was substantially the Company's only source of revenues. After November 7, 1995, the Company had no significant operations.

     Results of Operations

     Fiscal Year 1995 compared with Fiscal Year 1994

Revenue from cellular telephone operations for fiscal
1995 increased $1,742,822 (54.94%) from the comparable fiscal 1994 period. The net income applicable to common shareholders for fiscal 1995 was $651,476 ($0.12 per share) as compared to a net loss applicable to common shareholders of $34,051 ($0.01 per share) in the comparable prior fiscal year. Revenues for fiscal 1995 increased primarily as a result of increased subscriber revenue of approximately $607,000 and increased roamer traffic revenue of approximately $1,021,000 over fiscal
1994.

Costs of cellular system operations for fiscal 1995 increased $854,223 (68.67%) from fiscal 1994 primarily as a result of increased technical salaries of approximately $34,000, increased system maintenance of approximately $44,000, increased telephone switch expense of approximately $138,000, increased costs of equipment sales of approximately $197,000, increased roamer costs of approximately $335,000, increased billing expense of approximately $38,000 and increased commissions of approximately $42,000 over fiscal 1994.

     Results of Operations(continued)

     Fiscal Year 1995 compared with Fiscal Year
1994(continued)

Marketing and selling expenses for fiscal 1995 decreased $10,950 (11.35%) from fiscal 1994. This decrease is primarily a result of decreased promotional advertising.

General and administrative expenses for fiscal 1995 increased $145,433 (29.87%)from fiscal 1994 primarily as a result of increased office expense.

Depreciation and amortization costs for fiscal 1995 increased $125,163 (34.91%) from fiscal 1994. The increase in depreciation and amortization is a result of additions to fixed assets of approximately
$1,174,000 related to the commencement of operations of four additional cell sites in fiscal 1995.

Bad debt expense for fiscal 1995 decreased $92,428
(68.98%) from the comparable fiscal 1994 period.

Interest income for fiscal 1995 increased $101,735
(208.15%) from fiscal 1994 primarily as a result of loans of approximately $1,129,000 to a related party during the third quarter of fiscal 1995.

Interest expense for fiscal 1995 increased $137,123
(38.95%) from fiscal 1994 as a result of the loan received from PriCellular in the third quarter of fiscal 1995 in connection with the sale of Cellular assets and an increase in the prime rate.

     Fiscal Year 1994 Compared with Fiscal Year 1993

Revenue from cellular telephone operations for fiscal
1994 increased $1,564,288 (97.27%) from the comparable fiscal 1993 period. The net loss applicable to common shareholders for fiscal 1994 was $34,051 ($0.01 per share) as compared to a net loss applicable to common shareholders of $304,334 ($0.07 per share) in the comparable prior year period. Revenues for fiscal 1994 increased primarily as a result of increased subscriber revenue of approximately $401,000, increased roamer traffic revenue of approximately $1,173,000 offset by a decrease in equipment sales of approximately $23,000 from fiscal 1993.

Costs of cellular system operations for fiscal 1994 increased $459,946 (58.66%) from the comparable fiscal
1993 period primarily as a result of increased roamer costs of approximately $305,000, increased billing expenses of $69,000, increased telephone switch expense of approximately $30,000 and technical salaries of approximately $17,000.

Marketing and selling expense for fiscal 1994 increased
$58,182 (151.80%) from the comparable fiscal 1993 period. This increase is primarily as a result of additional promotional advertising.

     Results of Operations(continued)

     Fiscal Year 1994 Compared with Fiscal Year
1993(continued)

General and administrative expenses for fiscal 1994 increased $101,418 (26.31%) from the comparable fiscal
1993 period primarily as a result of increased administrative and management salaries.

Depreciation and amortization costs for fiscal 1994 increased $88,809 (32.93%) from the comparable fiscal
1993 period. The increase in depreciation and amortization is a result of additions to fixed assets of approximately $1,077,000 related to the two additional cell sites built and put into operation in fiscal 1994.

Interest income for fiscal 1994 decreased $3,438
(6.57%) from the comparable fiscal 1993 period.

Interest expense for fiscal 1994 increased $31,152
(9.71%) from the comparable fiscal 1993 period primarily as a result of additional debt associated with a private placement which raised $250,000 in working capital which took place in the first quarter of fiscal 1994.

Amortized discount and financing costs was $583,332 in fiscal 1994 as compared to $-0- in fiscal 1993. In connection with the private placement which commenced on October 1, 1994, 1,250,000 warrants to purchase the Company's common stock were issued. As a result, additional paid-in capital was credited in the amount of $1,166,667 of which $125,000 had been capitalized as prepaid and deferred financing costs and $1,041,667 as unamortized discount to be amortized over the life of the loan.

Bad debt expense for fiscal 1994 increased $56,790
(73.55%)  from the comparable fiscal 1993 period.

Litigation settlement expense was $-0- for fiscal 1994 as compared to $89,062 in fiscal 1993. In fiscal 1993, the Company recorded a charge of $89,062 for 85,000 shares of the Company's common stock issued to six individuals in connection with litigation associated with the Company's brewery.

     Liquidity and Capital Resources

     Fiscal Year 1995

During fiscal 1995, the Company had net income of
approximately $651,000.  Included in net income is
depreciation and amortization and allowance for bad
debts for an aggregate of approximately $1,155,000,
which are non cash expenses.  After reflecting the net
change in assets and liabilities, net cash provided by
operations was approximately $1,122,000.  Investing
activities included additions to properties of
approximately $1,174,000 and a loan to a related party
of approximately $1,129,000.     Financing   activities
 provided   net  cash  of

     Liquidity and Capital Resources(continued)

     Fiscal Year 1995 (continued)

approximately $1,555,000 which resulted from the exercise of common stock purchase warrants of approximately $203,000 and a $2,000,000 loan received in connection with the sale of the System offset by the repayment of borrowings of approximately $648,000.
Accordingly, during fiscal 1995, the Company's cash increased by approximately $373,000.

     Fiscal Year 1994

During fiscal 1994, the Company had a net loss of approximately $34,000. Included in this net loss is depreciation and amortization and allowance for bad debts for an aggregate of approximately $1,076,000, which are non cash expenses. After reflecting the net change in assets and liabilities, net cash provided by operations was approximately $904,000. Investing activities included additions to properties of approximately $1,077,000. Financing activities provided net cash of approximately $275,000 which resulted from additional borrowings of approximately
$305,000 offset by the repayment of borrowings of approximately $31,000. Accordingly, during fiscal 1994, the Company's cash increased by approximately $102,000.

     Sale of Cellular Assets

On November 16, 1994, Resources announced that DCI had retained an independent broker on an exclusive basis to attempt to find a potential purchaser for DCI's cellular system or a possible merger partner with DCI.
Management of the Company determined to seek a purchaser because it believed that DCI's cellular system had been developed to a point where it represented an attractive acquisition for potential acquirors in the cellular industry at a price, based on current market conditions, substantially in excess of DCI's costs in developing the system.

On May 8, 1995, the Company and DCI executed an Asset
Purchase Agreement (Subsequently amended on August 14,
1995 and December 14, 1995) with two unaffiliated entities, PriCellular and PriCellular's wholly-owned
Northland subsidiary, providing for the sale to Northland of the System operated by DCI in the AL-4
RSA. The System was substantially the Company's only source of revenues. Immediately after completion of the sale of the System, the Company had no significant operations.

Public announcement of the execution of the Asset
Purchase Agreement was disseminated by the Company and
by PriCellular on May 8, 1995.  On May 5, 1995, the
trading day immediately preceding the date of the
announcement,  the high and low bid and asked  prices
for the Company's Common  stock as  quoted in the
over-the-counter   market  were   $1,   $.75,  $1.75
and  $1.06,

     Liquidity and Capital Resources(continued)

     Sale of Cellular Assets(continued)

respectively and the high and low sales prices for PriCellular Class A Common Stock as traded on the
American Stock Exchange were $10.16 and $9.85, respectively.

In anticipation of the execution of the Asset Purchase
Agreement, PriCellular extended a $2,000,000 loan to DCI on April 7, 1995. From the $2,000,000 of loan proceeds, the Company (a) made a $1,417,598 loan to Resort Club, an entity of which the Company's principal stockholder is a creditor; (b) paid $250,000 to a corporation owned by the Company's former president and her husband in payment of bills rendered for previously completed Cell Site and Tower construction for the System; and (c) prepaid $125,000 of indebtedness owed to an entity owned by members of the principal stockholder's immediate family. The balance was applied to legal and professional fees related to the sale of the System.

The sale of the System was contingent upon obtaining the consent of the FCC to the assignment by DCI of the licenses to operate the System to Northland (which consent was obtained on June 9, 1995), and upon obtaining the approval of the sale from holders of a majority of the outstanding shares of the Company's
Common Stock (which approval was obtained on November
6, 1995).

The Assets sold (subject to certain current liabilities related to the System and being assumed by the Purchaser) included the FCC nonwireline license for the AL-4 RSA, the cellular sites, towers and related equipment used by the System, the real property on which the cellular sites are located, and the bulk of DCI's current assets.

The parties also agreed that effective August 1, 1995, PriCellular would become the manager of the System pursuant to a management agreement providing for a management fee to be paid to PriCellular equal to 7% of the gross revenues of the System during the term of the management agreement. Through November 7, 1995, the
Company accrued $114,600 in connection with the management agreement.

The original purchase price of the system was $19,900,000 (after a $100,000 reduction for the amount by which certain liabilities assumed by the purchaser at the closing exceeded DCI's current assets) payable as follows: (a) $6,000,000 in cash, payable at the Closing which occurred on November
7, 1995, (b) $3,900,000 in cash payable 30 days
following the Closing (the "Second Payment Date") and
(c) $10,000,000 by delivery at the Closing of PriCellular's five-year 4% Convertible Subordinated
Note in the principal amount of $10,000,000 (also referred herein as the "PriCellular Note"). The
PriCellular Note was convertible into shares of PriCellular Class A Common Stock at $8.51 per share (i) at the option of the holder and (ii) at the option of PriCellular if the closing price for PriCellular Class
A Common Stock when trading on the American Stock
Exchange (or such other exchange which at such time may be the principal exchange where such stock is traded) is $10.60 or higher for ten consecutive trading days.

     Liquidity and Capital Resources(continued)

     Sale of Cellular Assets(continued)

At the closing, the initial $6,000,000 cash portion of the purchase price was reduced to the extent required to repay DCI's outstanding debt to Motorola
(approximately $2,864,000) incurred to finance construction of the System, and to repay the 8%, $2,000,000 loan extended to DCI by PriCellular on April
7, 1995 in anticipation of the execution of the Asset
Purchase Agreement. At the second closing, the $4,000,000 cash portion of the purchase price was decreased by $100,000, the amount by which assumed current liabilities exceeded DCI's current assets. An aggregate $400,000 of the $3,900,000 balance of the purchase price was required to be held in escrow for a one year period following the closing, to ensure the accuracy of the Company's representations and warranties.

Also at the closing, PriCellular elected to force conversion of its five-year, 4%, $10,000,000
Convertible Subordinated Note to DCI into 1,175,088 shares of its Class A Common Stock. The high and low sales prices for PriCellular Class A Common Stock, as traded on The American Stock Exchange on November 7,
1995, were $13.125 and $12.75, respectively. As a result, the Company recorded the 1,175,088 converted shares of a value of $7,497,061 an amount which reflects a 50% discount of the closing sales price of PriCellular Class A Common Stock on November 7, 1995 of
$12.75. The Company recorded a 50% discount because of the trading restrictions placed on the stock.

In connection with the second closing, the Company entered into a second amendment to the Asset Purchase
Agreement dated December 14, 1995 whereby the Company and PriCellular resolved certain disputes with respect to the adjusted purchase price of the cellular telephone system. As amended, the Company received
$3,500,000 at the second closing, with $400,000 balance being held in escrow. As part of the second amendment, the Company retained ownership of certain accounts receivable deemed to be uncollectable as of August 1, 1995 in the aggregate principal amount of approximately
$124,000. In addition, the Company reserved the right to the proceeds of any insurance claim arising from a loss that took place in the month of August 1995.

Pursuant to a separate registration rights agreement, PriCellular granted the holders of at least 50% of the Class A Common Stock issuable or issued upon conversion of the PriCellular Note, one "demand" right of registration requiring PriCellular to register such shares of Class A Common Stock for public offer and sale under the Securities Act of 1933. The "demand" registration right was exercisable after the earlier of June 30, 1996 or the effective date of the first registration statement for an underwritten public offering of PriCellular securities. The registration rights agreement also granted the holders of the PriCellular Note or the underlying Class A Common
Stock certain

     Liquidity and Capital Resources(continued)

     Sale of Cellular Assets(continued)

"piggy-back" registration rights permitting it to have such Class A Common Stock included in other registration statements filed by PriCellular with respect to a public offering of its securities at PriCellular's expense, so as to permit public offer and sale of such shares, subject to the right of any underwriter of such public offering to limit the number of shares so included.

On January 30, 1996, DCI entered into an agreement with
PriCellular whereby DCI agreed to sell to PriCellular
600,000 shares of its PriCellular Class A Common Stock
for $10.50 per share.  The closing of this transaction
occurred on February 9, 1996.   At the closing, DCI
entered into an agreement by which the demand registration rights of the holders of the Company's PriCellular registrable securities were waived.

     Use of Proceeds from the System Sale

In addition to receipt of the PriCellular Class A
Common Stock, the Company received an aggregate of approximately $9,900,000 (less closing costs and associated expenses) in cash payments from PriCellular at the initial closing and at the Second Payment Date
(of which $400,000 is being held in escrow for a one year period as previously described).

The cash payments were applied substantially as follows:

a) Repayment of Motorola debt and accrued interest
   incurred to finance construction of the
   System...................................$ 2,864,226

b) Repayment of PriCellular loan and accrued
   interest.................................$ 2,040,000

c) Closing costs............................$   747,955

d) Escrow account deposit...................$   400,000

e) Amounts payable to the former president of the
   Company to repurchase all of the shares of the
   Company's common stock owned by the former
   president, her son and her husband......$ 1,568,626*


                                   Total:  $ 7,620,807
                                            ==========

________________
* On February 29, 1996, Debra Evers-Tierney advised the Company of her intention to review the Company's determination of net "book value" as of November 7, 1995. In addition, the Company and the former president are currently negotiating to determine the proportion of the amount to be paid in cash and in PriCellular Class A Stock.

     Liquidity and Capital Resources(continued)

     Use of Proceeds from the System Sale(continued)

With the exception of the above described payments to the Company's president and members of her family, no portion of the sale proceeds will be distributed directly to the Company's shareholders.

     Future Business Plans

The System was substantially the Company's only source
of revenues.  Immediately after completion of the sale
of the System, the Company had no significant
operations. Although management had not determined with
any degree of specificity the allocation of the
Company's resources to future business activities,
management presently intends to apply the bulk of the
Company's resources in some or all of the following
real estate development activities; residential,
commercial and resort development. Some of such
activities may be conducted with entities affiliated
with management such as Great American and affiliated
companies.  The Company's involvement may be as a sole
principal, a partner, a joint venturer or in some other
form.    Through January 31, 1996, the Company invested
$2,300,000 of the proceeds from the sale of the System in the Resort Club, Inc. in the form of an additional loan on terms substantially similar to the previous $1,417,598 loan arrangement with the Resort Club (See Note 9 to the Company's Consolidated Financial Statements) paid $1,025,000 to lease the Vernon Valley/Great Gorge Ski Area Rental
Shops and all fixtures located thereon as well as the ski rental equipment from a wholly owned subsidiary of Great American, an entity in which certain of the Company's officers and directors have present and prior affiliations, loaned $269,500 to Great American, assumed $750,000 of indebtedness of its principal stockholder, repayable from Resort Club receivables and paid $1,600,000 to purchase mortgages with a face value of approximately $3,000,000 from the Resolution Trust Company. See Note 11 to the Company's
Consolidated Financial Statements. On February 14, 1996, an involuntary bankruptcy petition was filed against Great
American by three creditors in the United States
Bankruptcy Court, Newark, New Jersey. Management of the Company believes that this filing will have no material impact on its investments in Great American or entities affiliated with Great American or the Resort Club for the reason that Praedium Phoenix, L.L.C., Great American's primary lender, has agreed to grant a nondisturbance to Great
American for the benefit of the Resort Club and its members which secures the viability of the Resort Club and provides an additional source of revenues to Great American and otherwise prevents the impairment of the collateral. The Company may also seek to pursue real estate development activities on its "Silver Shield" Mill property in Colorado. Despite the foregoing, management reserves the right to apply the Company's assets in other businesses as opportunities present themselves.

     Item 7.   Financial Statements

     Financial statements are attached hereto.

     Item 8.   Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure


     None.

PART III

     Item 9.   Directors and Executive Officers,
Promoters and Control Persons, Compliance with
Section 16(a) of the Exchange Act


The directors and executive officers of the Company are as follows:



Name                     Age    Principal Occupation         Director
                                                              Since

Gene W. Mulvihill*        61    Director; Chief
                                Executive Officer              1981

William E. McManus II*    40    President and
                                Director                       1995

Joseph R. Bellantoni*     33    Treasurer; Chief
                                Financial Officer
                                and Director                   1995

Paul J. Donahue           62    Director                       1995


___________
     (*) Member of the Executive Committee.  The
Executive Committee is responsible for oversight with respect to executive decisions.

          Gene W. Mulvihill became CEO of Dominion
Resources on November 7, 1995. Gene W. Mulvihill is a private investor, involved in venture capital, golf course and real estate development. Mr. Mulvihill was one of the founders, in 1983, of American Cellular
Network Corporation (Amcell), a public owner and operator of cellular telephone systems in the Northeast corridor between New York City and Washington D.C., and was active in assisting in the development and financing of Amcell until its acquisition in 1987. Mr.
Mulvihill was founder, Chairman of the Board and the major stockholder of Ribi ImmunoChem Research, Inc.
involved in the biotechnology industry from 1981 to 1985. Mr. Mulvihill was founder of NMR of America,
Inc., a public company involved in magnetic resonance imaging and was a primary shareholder from 1985 to 1986. Mr. Mulvihill was Chairman of the Board of Great
American and a principal stockholder from 1981 to January 1991 and a Director from 1991 to 1994.
Great American is involved in the recreation industry.

     Item 9.   Directors and Executive Officers,
Promoters and Control Persons, Compliance with
Section 16(a) of the Exchange Act(continued)

Mr. McManus became a Director of the Company in April
1995 and was elected President in November 1995. He has been employed in the private practice of law for more than the past five years.

Mr. Bellantoni has been a Director and Treasurer of the
Company since April 1995.  He is also employed by Great
American.  He has been employed by Great American since
February 1989, where he became Vice President of
Administration in 1993 and Chief Financial Officer in
June 1994.   On February 14, 1996, an involuntary
bankruptcy petition was filed against Great American by three creditors in the United States Bankruptcy Court, Newark, New Jersey. From May 1987 to February 1989, he was employed by Jaymont Properties, Inc., an owner, developer, and manager of commercial real estate as a Project Analyst. Prior to working with Jaymont, Mr.
Bellantoni was employed by KPMG Peat Marwick from November 1983 through May 1987.

Mr. Donahue is currently employed by Crystal Springs
Golf Club as a Pro Shop Manager.  Prior to working at
Crystal Springs, Mr. Donahue was employed as a Bank
Examiner with the State of Florida in 1994 and from 1990 through 1993, he was employed by Midlantic Bank as a Vice President.

No Director is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940 with the exception of Joseph R. Bellantoni who is also a director of Great
American.

     Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of
1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 1995, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with in fiscal 1995.

     Item 10.  Executive Compensation

The following table sets forth all cash compensation paid or accrued by the Company during the three years ended September 30, 1995 to its Chief Executive
Officer. No other executive officer received compensation in excess of $100,000 in any such fiscal year. The Company's group life, health and hospitalization plans do not discriminate in favor of the executive officers and directors of the Company and are generally available to all salaried employees.


SUMMARY COMPENSATION TABLE



                                                Long-Term
                         Annual Compensation   Compensation

Name and      Fiscal              Other    Options  Restricted LTIP     All
Principal      Year  Salary  Bonus     Annual   SARs     Stock   Payouts  Other
Position                        Compensation           Awards       Compensation
Debra
Evers-Tierney  1995 $112,333  $ -0-     $ -0-     -0-       -0-     $-0-    $-0-
Debra
Evers-Tierney  1994 $108,849 $82,837(1) $ -0-   25,000      -0-     $-0-    $-0-
Debra
Evers-Tierney  1993 $106,090 $  -0-     $ -0-   25,000      -0-     $-0-    $-0-
President and
Chief Executive
Officer






___________
     (1) On June 26, 1994, the Board of Directors in consideration for the operating results achieved by DCI in fiscal 1992 and 1993 which it determined was largely due to the efforts of Ms. Evers-Tierney, authorized the payment to Ms. Tierney of a bonus of $40,608 with respect to fiscal 1992 and a bonus of $42,229 with respect to fiscal 1993, or an aggregate bonus of $82,837. The bonus, payable in January 1995, was based on a percentage of the improvement in DCI's operating results for the particular fiscal year as contrasted with the previously forecasted operating results for such periods.

     Item 10.  Executive Compensation(continued)

     Employment Agreement

On February 25, 1991, the board of directors approved
an employment agreement with Debra Evers-Tierney,
effective retroactively to October 1, 1990, employing
Ms. Evers-Tierney as president, chief executive and
chief financial officer of the Company through
September 30, 1995, at an annual salary of $100,000
subject to annual percentage increases based upon
percentage increases in the Consumer Price Index.  Ms.
Evers-Tierney agreed to devote not less than 90% of her
working time   to the business of the Company and on or
before June 30, 1991, to transfer her principal residence to Alabama in order to supervise development of the Company's Bibb County, Alabama cellular telephone business (at which time she agreed to devote all of her working time to the business of the Company). In the event of termination due to a Change in Control of the Company, Ms. Evers-Tierney was entitled to be paid a Severance Payment equal to 2.99 times her average annual salary during the preceding five years (or such shorter period during which she was employed by the Company). Ms. Evers-Tierney subsequently transferred her principal residence to Alabama and through November 7, 1995 devoted all of her working time to the business of the Company. In June
1994, the board of directors in consideration for the operating results achieved by DCI through fiscal 1993, authorized the payment of a bonus to Ms. Evers-Tierney of $82,637 payable January 1995.

In lieu of the severance payment described above and in appreciation for her services in developing the System, the Board of Directors agreed in principle with Ms.
Evers-Tierney that upon consummation of the sale of the System (See Item 1 herein and Note 10 of the Notes to the Consolidated Financial Statements), the Company will repurchase all of the shares of the Company's
Common Stock owned by Ms. Evers-Tierney, her son and her husband, at a price equal to the "book value" of such shares computed as of the first business day after the closing. The determination of "book value" was made by the Company's auditors and was computed on an accrual basis giving effect to the sale and the expenses and taxes to be incurred in connection with the sale, but without deducting any severance payment obligations to Ms. Evers-Tierney (which was waived) or the stock repurchase obligation to Ms. Evers-Tierney and her family. Pro rata payments will be made to Ms.
Evers-Tierney and her family when received by the Company. The calculation was $1.66 per share or approximately $1,568,600 in the aggregate to be paid to the Tierney family in consideration for their 943,411 shares of the Company's Common Stock. On February 29,
1996, Debra Evers-Tierney advised the Company of her intention to review the Company's determination of net
"book value" as of November 7, 1995. In addition, the Company and the former president are currently negotiating to determine the proportion of the amount to be paid in cash and in PriCellular Class A Stock.

     Item 10.  Executive Compensation(continued)

     Stock Options

In her previous employment agreement effective December
18, 1989, the Company agreed to grant Ms. Evers-Tierney five year options to purchase 125,000 shares of its Common Stock at an exercise price of $.75 per share, exercisable in annual increments of 25,000 shares on September 30 of each year commencing September 30, 1990 provided that at the time of any exercise, her employment contract was in full force and effect. Ms.
Evers-Tierney paid the Company the $18,750 exercise price for the first 25,000 shares in fiscal year 1990.
On February 1, 1995, Ms. Evers-Tierney purchased her remaining 100,000 shares at an exercise price of $75,000.

     Options Granted in Fiscal 1995

     No options were granted during fiscal 1995.

     Item 11.  Security Ownership of Certain
               Beneficial Owners and Management

The following table sets forth, as of January 31, 1996, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of Resources' Common Stock as well as the number of shares of Common Stock beneficially owned by all Directors of Resources and all Directors and officers of Resources as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of Resources'
Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options owned by such holder at said date.


Name of               Amount and Nature      Percent
Beneficial Owner     of Beneficial Ownership of Class

Directors:
Gene W. Mulvihill      2,416,300 shares       41.9%
                         Direct(1)

William E. McManus II       -0-                -0-

Joseph R. Bellantoni        -0-                -0-

Paul J. Donahue             -0-                -0-


All Officers and        2,416,300 shares      41.9%
Directors as a Group      Direct(1)
(four persons)


Non-Directors:
Debra Evers-Tierney      478,100 shares        8.9%
107 Grand Pointe Drive    Direct(2)
Clanton, Alabama 35045

Michael L. Tierney       465,311 shares        8.7%
107 Grand Pointe Drive    Direct(3)
Clanton, Alabama 35045

____________
     (1)  Includes 625,000 shares owned by Blue Horizon
Corporation as well as 400,000 shares issuable upon exercise of outstanding Warrants. Blue Horizon
Corporation is owned by members of Mr. Mulvihill's immediate family.
     (2) Includes 75,000 shares owned by Ms.
Evers-Tierney's son but does not include 465,311 shares owned directly by Ms. Evers-Tierney's husband, Michael
L. Tierney. Ms. Evers-Tierney disclaims beneficial ownership of the shares owned by her husband. See Item
12 herein.
     (3) Michael L. Tierney is the husband of Debra
Evers-Tierney a former Director and Principal Executive
Officer of the Company who disclaims beneficial ownership of such shares. See Item 12 herein.

     Item 12.  Certain Relationships and Related
Transactions

The Company has engaged in various transactions since
October 1, 1994 with certain of its officers, directors and principal stockholders and certain of their affiliated entities.

As set forth in Item 9 herein, Gene W. Mulvihill was a Director (as well as a former principal stockholder) of Great American.

On December 16, 1994, Blue Horizon Corporation, a
Corporation owned by members of Mr. Mulvihill's immediate family, exercised its warrant to purchase
625,000 shares of the Company's common stock at an aggregate exercise price of $78,125.

In February 1995, Michael L. Tierney, the husband of the Company's former chief executive officer, exercised his warrant to purchase 400,000 shares of the Company's common stock at an aggregate exercise price of $50,000.

In addition, on February 1, 1995, Ms. Evers-Tierney exercised stock options previously granted to her and purchased 100,000 shares of the Company's common stock for an aggregate exercise price of $75,000.

In connection with the $2,000,000 loan extended by PriCellular to DCI on April 7, 1995 in anticipation of the execution of the Asset Purchase Agreement(See Item
1 herein and Note 10 of the Notes to the Consolidated
Financial Statements), an aggregate $1,417,598 of the loan proceeds were applied by the Company to the extension of a loan to the Resort Club. The Resort Club Loan is repayable on April 20, 1996 together with interest thereon at an annual rate of 18%, the interest payable quarterly. Resort Club is engaged in the business of offering membership interests in the Great Gorge Resort to the general public. The membership entitles the member to the use of certain accommodations for a defined period of time each year of the membership term and the right to utilize certain amenities such as skiing, admission to a participation theme park known as "Action Park," a health club and other forms of outdoor recreation on certain leased lands. The accommodations are provided in the form of condominiums.

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

     Item 12.  Certain Relationships and Related
Transactions
     (continued)

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

On October 16, 1995, the Company entered into a second loan agreement with the Resort Club whereby the Company provided a loan facility of $2,300,000 on terms substantially similar to the previous loan agreement with the Resort Club (See Note 9). The loan is due and payable to the Company on October 16, 1996.

On November 27, 1995, the Company borrowed $1 million from Donaldson, Lufkin & Jenrette ("DLJ"). The terms of the loan require that the Company pay a rate of interest equal to the broker's rate as established by DLJ from time to time. The loan is due and payable on demand and is collateralized with 300,000 shares of the Company's PriCellullar Class A Common Stock. The proceeds of the loan were utilized as part of the advance to the Resort Club described above.

The entity presently providing Resort Club members with admission to its "Action Park" and skiing facilities is Great American Recreation, Inc., a New Jersey corporation ("Great American") which, together with its subsidiaries, owns and operates the summer Action Park and winter recreational ski area in Vernon Township, Sussex County, New Jersey. Gene W. Mulvihill is a former director and former principal stockholder of Great American and his daughter is a director and chief operating officer of such corporation. Joseph R.
Bellantoni, secretary, treasurer and a director of the Company, is also vice president and chief financial officer of Great American.

In May 1995, First Fidelity Bank N.A., a National
Banking Association ("First Fidelity"), instituted a
Complaint in foreclosure against Great American based on an alleged default under certain promissory notes representing aggregate outstanding principal amount of indebtedness of approximately $17,000,000. Gene W.
Mulvihill was a guarantor of repayment of approximately
$5,000,000 of this indebtedness. As of September 30, 1995, the Company owned a $600,000 secured position in a $1,400,000 junior participation held by a third party, Madison Avenue Financial Corp. ("MAFC") with respect to one of the Notes representing aggregate principal amount of indebtedness of approximately
$14,900,000. (William E. McManus, II, President and a director of the Company, is president of MAFC).

In June 1995, First Fidelity commenced an action (The
"Guaranty Action") in the Superior Court of New Jersey,
Law Division, Morris County, against Great American, substantially all of its subsidiaries, Princeton and its subsidiaries and others including Mr. Mulvihill, seeking to recover judgments against the defendants on the indebtedness and on the guarantees of the indebtedness owing to First Fidelity. The
Foreclosure Action and the Guaranty Action are collectively referred to as the "Litigation".

     Item 12.  Certain Relationships and Related
Transactions (continued)

Pursuant to an option agreement entered into with First
Fidelity on September 13, 1995, on October 27, 1995,
First Fidelity assigned to Noramco (NJ), Inc.
("Noramco") its interest in First Fidelity's loans to Great American, the related loan documents, the related liens and security interest, its interest in participations in the loan, and the Litigation. Herein such assets as were assigned by First Fidelity to Noramco are referred to as the "Indebtedness". Also on October 27, 1995, Noramco assigned its interest in the Indebtedness to Praedium Phoenix, L.L.C. ("Praedium").
At the time the transaction was competed, neither
Noramco nor Praedium were affiliated with either Great
American or its officers or directors.

Also on October 27, 1995, Great American entered into agreements with Praedium to amend the terms of the Indebtedness so as to provide, among other things, that the principal thereof is due and payable on January 26, 1996, and that interest is payable monthly at the rate of 11% per annum prior to any default on the Indebtedness and after default at the rate of 18% per annum.

As part of the transaction, Great American released
First Fidelity from any claims and agreed to indemnify
First Fidelity against claims asserts against it.
Great American entered into a settlement agreement (the
"Settlement") relating to the Litigation whereby Great
American agreed that, in the event of a default under the Indebtedness, a judgment could be entered against it in both the Foreclosure Action and the Guaranty Action in the amount of $19,683,328.

Accordingly, in the event Great American defaults in payment of the principal or accrued interest on the Indebtedness, or otherwise defaults in its obligations under the terms of the Indebtedness, Praedium would be able, under the terms of the Settlement, to enter a judgment against Great American in the Foreclosure
Action and the Guaranty Action and promptly seek a foreclosure sale of Great American's properties securing the loan which could result in a change in ownership of substantially all of Great American's assets without any assumption of Great American's liabilities.

Also on October 27, 1995, Praedium entered into an agreement with Skival Enterprises, Inc. ("Skival"), a non-affiliated entity, pursuant to which Praedium granted Skival an option exercisble through the earlier of fifteen months from the date of the option agreement or the day before a Sheriff's Sale of the property is to be held, to purchase all of the Indebtedness.

The lands which are the subject of the Praedium foreclosure suit against Great American include certain lands upon which certain amenities provided by the Resort Club to its members are located.

     Item 12.  Certain Relationships and Related
Transactions  (continued)

Consequently, in the event Praedium enters into a foreclosure sale in its foreclosure suit, the Resort
Club's ability to fulfill certain of its contractual obligations to its members could become impaired and could thereby have a substantial adverse effect on the collectability of the members' notes assigned as security to insure repayment of the Resort Club loan.
Although the Company's management has been advised by representatives of Great American that negotiations are currently being conducted with Praedium in connection with the issuance by Praedium of "Non Disturbances" to Great American which will provide access to amenities of Great American to individuals (thereby assuring the ability of the Resort Club to fulfill its obligations to its members), no assurances can be given that the Non Disturbances will be issued.

As of September 30, 1995, $398,130 was prepaid to the Company against the outstanding loan balance due from the Resort Club.

On December 1, 1995, the Company entered into a lease agreement with Vernon Valley Recreation Association, Inc. ("Vernon Valley"), a wholly-owned subsidiary of Great American. The lease term commences on December 15, 1995 and expires on March 15, 1996. Pursuant to the lease, the Company has leased the Vernon Valley/Great Gorge Ski Area Rental Shops and all fixtures located thereon as well as the ski rental equipment. In consideration for this lease, the Company has agreed to: 1) pay a base rent of $950,000; 2) pay additional rent of $75,000 which represents an unallocated payment for services provided by Vernon Valley including but not limited to security, maintenance of the leased premises, and general administrative services; and 3) pay a percentage of gross revenue equal to 50% of gross revenue in excess of $1,000,000. The Lease provides for a cap limitation equal to a 28% rate of return to the Company. Proceeds received in excess of a 28% rate of return are required to be remitted to Vernon Valley. The Lease also provides the Company for the absolute right of renewal for an additional three consecutive December 15 - March 15 lease terms. Through February 29, 1996, the Company received net proceeds of approximately $843,000 on this transaction.

The Company entered into a capital lease for two Piston Bullys with Bombardier Capital, Inc. ("Bombardier") commencing January 1, 1996 for a term of 18 months ending September 1, 1997. Piston Bullys are snow grooming machines used for grooming ski trails. The lease provides for 11 payments with aggregate rental payments of $165,703.60 and has a $1.00 purchase option at the end of the lease term. Concurrent with entering into the lease agreement with Bombardier, the Company entered into a sublease agreement with Vernon Valley on similar terms with the Company's lease agreement with Bombardier except that the rental payment has been adjusted to reflect a rate of return to the Company of 28%. In connection with the lease agreement, Bombardier filed financing statements to protect its security interest. In addition, the Company issued 10,000 shares of its PriCellular Class A Common Stock as additional collateral.

On January 26, 1996, the Company entered into a loan agreement and advanced $269,500 to Great American. The agreement provides that Great American will pay the insurance proceeds it receives as a result of flooding that occurred on January 12, and 13, 1996 at one of its ski lodges to the extent of $269,500 with interest at 9%. As further consideration, the Company and Vernon Valley have amended the ski rental shop lease to provide that prior to any "additional rent" being paid to Vernon Valley pursuant to the lease agreement funds will be paid to the Company until the principal amount of the loan is fully paid with accrued interest. On February 27, 1996, the Company received a partial payment of $150,000 on this loan.

On November 10, 1996, the Company entered into an assumption agreement with Mr. Gene Mulvihill whereby the Company assumed indebtedness of $750,000 previously advanced to Mr. Mulvihill by his two partners in St. Marks Associates, the Company's current landlord, on or about May 19, 1995 in consideration for the Company's receiving the same principal amount of the Resort Club receivables which was incorporated into the second loan agreement with the Resort Club described above. The loan was paid in full on February 15, 1996 together with interest at 15%.

Subsequent to the sale of the cellular telephone system, the Company transferred its executive offices to 355 Madison Avenue, Morristown, New Jersey. In connection with this move, the Company entered into a lease agreement with St. Marks Associates, a real estate partnership owned 50% by Mr. Gene Mulvihill. The lease provides for a lease term of 5 years commencing December 1, 1995 with a base rent of $2,764.58 per month and a monthly payment of $774.08 for the Company's proportionate share of impositions and operating expenses. The lease provides for rental adjustments for changes in the Consumer Price Index.

As Chairman of the Company's Executive Committee, Gene
W. Mulvihill was active in negotiating the transaction with PriCellular. In consideration for such services, the Board of Directors authorized the prepayment by the Company in April 1995 out of the proceeds of the $2,000,000 PriCellular loan, of a $125,000 principal amount promissory note due October 1, 1995 held by Blue
Horizon Corporation.

At July 24, 1992, Great American and a subsidiary were indebted to the Company for prior loans, in the aggregate amount of approximately $680,000. At such date, the Company agreed to reduce the amount of the indebtedness to $600,000 in return for a $600,000 secured position in a junior participation hereinafter described held by a third party, MAFC.

MAFC held a second junior participation in a loan agreement between Great American and First Fidelity.
MAFC's second junior participation was limited to receiving a pro rata share of the interest paid by Great American to First Fidelity under a secured promissory note (the "Term Note") until First Fidelity and a prior participant had received full payment on the indebtedness totaling approximately $11,750,000 owed to them. The Term Note was secured by a lien on Great American's assets. At July 24, 1992, the total principal indebtedness owed on the Term Note was $14,450,000 with approximately $1,400,000 of such amount owed to MAFC. Interest on the Term Note was payable monthly at an annual rate equal to 2-1/2% above
First Fidelity's prime rate. By virtue of its agreement to reduce the indebtedness owed to it to $600,000 for a participation in MAFC's position, the Company became entitled to 6/14ths of each monthly interest payment received by MAFC subsequent to July 24
1992. The Company had filed a financing statement and held a secured position in the payments made to MAFC under the Term Note.

     Item 12.  Certain Relationships and Related
Transactions  (continued)

In October 1995, Noramco and Skival entered into an agreement with MAFC whereby MAFC agreed to accept
88.24% or $1,235,360 of the $1,400,000 second junior participation in the Great American indebtedness. Thereafter, MAFC agreed to accept approximately 50% of the amount due and owing in cash and the balance in the form of a note from Noramco in consideration of MAFC receiving a secured position in Skival's option agreement with Praedium. Accordingly, the Company adjusted its carrying value of the MAFC investment to $529,440 as of September 30, 1995. The Company accepted a discount on its participation in consideration for being immediately repaid from the cash payment made by Noramco. The proceeds were utilized as a downpayment on nine condominiums from a company owned 50% by Mr. Mulvihill for an aggregate purchase price of $815,000, an amount which approximates fair market value. The balance of $285,560 will be paid upon closing of title.

On February 14, 1996, an involuntary bankruptcy petition was filed against Great American by three creditors in the United States Bankruptcy Court,
Newark, New Jersey. Management of the Company believes that this filing will have no material impact on its investments in Great American or entities affiliated with Great American or the Resort Club for the reason that Praedium, Great American's primary lender, has agreed to grant a nondisturbance to Great American for the benefit of the Resort Club and its members which secures the viability of the Resort Club and provides an additional source of revenues to Great American and otherwise prevents the impairment of the collateral.

In order to alleviate the pressures created by its working capital shortages, the Board of Directors authorized and the Company, effective October 1, 1993, consummated a private placement raising $250,000 in working capital through the sale to a limited number of investors of an aggregate $250,000 principal amount in two-year 5% promissory notes (the "Notes") and warrants
(the "Warrants") exercisable to purchase an aggregate
1,250,000 shares of Resources' Common Stock.  The
Warrants are exercisable during the five-year period ending October 1, 1998 at a per share exercise price equal to the lesser of (i) $2.50 or (ii) one-half of the lowest reported bid price for the Common Stock in the over-the-counter market on any date commencing on the date of issuance until the close of business on the date immediately preceding the date of exercise of the Warrant. Blue Horizon, which purchased $125,000 in principal amount of the Notes and Warrants to purchase
625,000 shares in the private placement, is an investment vehicle wholly owned by members of the immediate family of Gene W. Mulvihill, the chief executive officer, director and a principal stockholder of the Company. Mr. Mulvihill is also the chief executive officer and a director of Blue Horizon. On
October 1, 1993, the high bid price for Resources'
Common Stock in the over-the-counter market was $5.00 per share. On December 16, 1994, Blue Horizon exercised its Warrants and purchased 625,000 shares of Common Stock for $78,125.

The bulk of the construction for DCI's Cell Site and Tower Locations at Centerville and Jemison, Alabama was conducted by Lyncor, a corporation 50% owned by Debra
Evers-Tierney, former president and chief executive officer of both Resources and DCI

     Item 12.  Certain Relationships and Related
Transactions  (continued)

with the other 50% owned by her husband, Michael L.
Tierney.  DCI purchased these two Cell Site and Tower
Locations from Motorola which charged DCI $686,193 for same under the Financing Agreement between Motorola and DCI. Lyncor was also paid $307,158 for its services and costs in such construction directly by Motorola.
After negotiations, the Company, effective October 1,
1993, issued Warrants to Michael L. Tierney exercisable to purchase an aggregate 400,000 shares of Resources'
Common Stock as compensation for the savings realized by DCI attributable to Lyncor's construction of these two locations compared to anticipated construction costs by third parties.

The Warrants issued to Michael L. Tierney are identical to the Warrants issued in the private placement described above. The Company's Board of Directors valued these Warrants at $.10 per Warrant. See Item 1 herein as to the services rendered during fiscal 1995 by Lyncor in performing the civil work and constructing the buildings and the Towers at Verbena, Ft. Deposit and Maplesville, Alabama. To date, Lyncor has billed the Company $1,908,459 for its services in constructing the Company's former Cell Sites and Towers. The prices charged by Lyncor for this construction were in each instance substantially below the prices submitted by Motorola in its bid to perform this construction for the Company.

The Company was indebted to Mr. Mulvihill in consideration for the payment by Mr. Mulvihill in June
1993 of the balance of the Summit Trust Bank Loan incurred by the Company in June 1990 in connection with its purchase of the brewery assets. On December 16, 1994, after payment to him of $34,000 in reduction of the loan, Mr. Mulvihill applied $78,125 of this indebtedness to the purchase of 625,000 shares of Common Stock upon exercise of a Warrant held by an affiliated corporation, and extended the due date of the approximately $73,900 balance to June 14, 1995 when it was payable with interest at the rate of 6% per annum. The loan was repaid with accrued interest on January 16, 1995.

See Item 1 and this Item 12 herein as to payments made to Lyncor, a corporation owned by Debra Evers-Tierney and her husband for services performed in connection with construction of the Company's cell site and tower locations.

     Parent of the Company

Gene W. Mulvihill, the Chief Executive Officer and a
Director of the Company and beneficial owner of 40.5% of the outstanding Common Stock may be deemed the "parent" or controlling person of the Company as that term is defined in the Regulations promulgated under the Securities Act of 1933.

PART IV

     Item 13.  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K
                                                   Page
     (a)  (1) Financial Statements.

          Independent Auditors' Report             S-1
          Consolidated Balance Sheet -
          September 30, 1995                      S-2-3
          Consolidated Statements of
          Operations - years ended
          September 30, 1995 and 1994              S-4
          Consolidated Statements of Stockholders'
          Equity - years ended September 30, 1995
          and 1994                                 S-5
          Consolidated Statements of Cash
          Flows - years ended September 30, 1995
          and 1994                                 S-6
          Notes to Consolidated Financial
          Statements                             S-7-29

          (2) Financial Statement Exhibits - None

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended
September 30, 1995.

     (c) Exhibits:

               3(a) Certificate of Incorporation of
Registrant and Amendment No. 1 thereto(1)
                (b) Certificate of Amendment dated June
24, 1992 to Certificate of Incorporation reducing the authorized shares of Common Stock to 25,000,000, increasing the par value to $.01 per share and effecting a one-for-four reverse stock split(2)
                (c) By-laws of Registrant(1)
               4(d) Specimen Common Stock Certificate,
$.01 par value(2)
               10(h) Consulting Agreement and First
Amendment to the Consulting Agreement dated November
11, 1989 between the Registrant and Gene W.
Mulvihill(3)
               10(i) Employment Agreement dated as of
October 1, 1990 between the Registrant and Debra
Evers-Tierney(4)
               10(j) Contract for Sale of Vernon Valley
Brewery Incorporated dated March 21, 1990 (but effected in June, 1990) between Empire State Brewing Company
Inc. as Buyer and the Stockholders of the Brewery including the Registrant as Sellers including $400,000
Promissory Note issued by the Buyer to the Registrant(4)
               10(k) Cellular System Purchase Agreement dated as of June 28, 1991 between Resources and Motorola and assignment by Resources on September 3, 1991 to DCI(5)

PART IV

     Item 13.  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K (continued)

     (c) Exhibits:

               10(l) Cellular System Financing
Agreement dated June 27, 1991 between DCI and
Motorola(5)
               10(m) Building Lease as of September 1,
1991 between Resources and DCI as amended effective
September 1, 1992(2)
               10(n) Cell Site and Tower Lease as of
September 1, 1991 between Resources and DCI as amended effective September 1, 1992(2)
               10(o) Form of 5% Promissory Note and
Warrant sold in the Registrant's October 1993 private placement

____________
(1) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 2-66471) of the Registrant and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's annual report on Form 10-KSB for the year ended September 30, 1992 and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended September 30, 1989 and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended September 30, 1990 and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's current report on Form 8-K for October 9, 1991 and incorporated herein by reference.

          22 Subsidiaries of Registrant:

The Registrant's only significant subsidiary is Dominion Cellular, Inc. ("DCI"), a New Jersey corporation wholly owned by the Registrant.

     (d) Financial statements omitted from annual report to shareholders filed herewith - None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DOMINION RESOURCES,
INC.

Dated: March 6, 1996            By:/s/ Gene Mulvihill

     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                  Title               Date

/s/ Gene Mulvihill         Chief Executive
                           Officer and
                           Director            March 6, 1996
Gene Mulvihill

/s/ William E. McManus II
William E. McManus II      President and
                           Director            March 6, 1996

/s/ Joseph R. Bellantoni
Joseph R. Bellantoni       Treasurer;
                           Chief Financial
                           Officer and
                           Director            March 6, 1996

/s/Paul J. Donahue         Director       March 6, 1996
Paul J. Donahue


