Form 10QSB
period 1995-12-31
DOMINION RESOURCES INC /DE/
filed 1996-06-04
CIK 314712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

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

                    355 Madison Avenue, Morristown, NJ 07960
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 538-4177
              (Registrant's telephone number, including area code)

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

Yes         X     No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

              Class                          Outstanding at January 31, 1996
  Common Stock, $0.01 par value                      5,369,100

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                         QUARTER ENDED DECEMBER 31, 1995

                              FINANCIAL INFORMATION

                                     PART I

PART I
ITEM 1.  FINANCIAL STATEMENTS

The attached unaudited financial statements of Dominion Resources, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

                  Condensed consolidated balance sheets                          1 - 2
                                                                                ------

                  Condensed consolidated statements of operations                    3

                  Condensed consolidated statements of cash flows                4 - 5
                                                                                -------

                  Notes to condensed consolidated financial statements           6 -24

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.                           25-33


                                     PART II
                                OTHER INFORMATION

PART II                                                                          34-35

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                     December 31,          September 30,
                                                                         1995                  1995
                                                                     (Unaudited)         (See note below)
Current assets:
  Cash                                                                 $   1,054,388        $       666,697
  Cash held in escrow (Note 3)                                               400,000                    -0-
  Investment in mutual fund                                                  250,000                    -0-
  Accounts receivable - trade (net of allowance
    for doubtful accounts of $-0- at December 31,
    1995 and $133,070 at September 30, 1995
    (Note 3 )                                                                     -0-               808,780
 Investment in PriCellular Corporation (Note 8)                            7,497,063                    -0-
 Note Receivable - Resort Club, Inc. (Note 4)                                    -0-              1,129,062
  Other receivables                                                            9,298                  9,298
  Accrued interest receivable                                                275,674                 92,687
  Inventories (Note 3)                                                           -0-                 43,535
  Deferred expenses of sale (Note 3)                                             -0-                346,003
  Prepaid expenses and other assets (Note 6)                                 704,948                 10,886

          Total current assets                                            10,191,371              3,106,948


Property, equipment, furniture, and fixtures, net
  of accumulated depreciation and amortization
  of $27,866 at December 31, 1995 and
  $1,147,312 at September 30, 1995. (Note 3)                                 243,732              4,435,417


Other assets:
  Mortgages receivables (Note 7)                                           1,600,000                    -0-
  Note Receivable - Resort Club, Inc.  (Note 4)                            3,262,108                    -0-
  Related party receivable - MAFC
    participation note (Note 4)                                                  -0-                529,440
  Deposit on condominiums (Note 4)                                           529,440                    -0-
  Cellular telephone license costs - net of
    accumulated amortization of $-0-
    at December 31, 1995 and $154,460 at
    September 30, 1995 (Note 3)                                                  -0-                 49,976
  Investment in Silver Shield Mill                                           142,684                142,684
          Total other assets                                               5,534,232                722,100

          Total assets                                                $   15,969,335         $    8,264,465


Note: The balance sheet at September 30, 1995, has been taken from audited financial statements at that date and condensed.

                            See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                  December 31,            September 30,
                                                                       1995                     1995

                                                                  (Unaudited)           (See note below)
Current liabilities:
  Long-term debt, current portion (Note 3)                      $              -0-          $     2,986,057
  Mortgages payable, current portion                                        96,706                   23,365
  Notes payable (Note 9)                                                 1,570,000                  125,000
  Notes payable - PriCellular (Note 3)                                         -0-                2,000,000
  Accounts payable (Note 3)                                                 33,902                  322,779
  Income taxes payable (Notes 3 and 5)                                   4,116,264                      -0-
  Payable to former President (Note 3)                                   1,568,626                      -0-
  Accrued interest and other                                                48,167                  447,253

          Total current liabilities                                      7,433,665                5,904,454

Long-term liabilities:
  Mortgages payable, net of current maturities                              41,445                  138,089

          Total long-term liabilities                                       41,445                  138,089


Stockholders' equity:
  Common stock, $0.01 par value; authorized - 25,000,000 shares; issued and outstanding - 5,534,500 shares at December 31, 1995 and
    5,559,000 at September 30, 1995 (Note 10)                               55,345                   55,590
  Additional paid-in capital                                             5,058,706                5,058,706
  Retained earnings (deficit)                                            4,969,522               (2,892,374)
  Reserve for purchase of stock from former
  President (Note 3)                                                    (1,568,626)                     -0-
  Less:  24,500 shares held in treasury (Note 10)                          (20,722)                     -0-

          Total stockholders' equity                                     8,494,225                2,221,922

          Total liabilities and stockholders' equity                  $ 15,969,335          $     8,264,465


Note: The balance sheet at September 30, 1995, has been taken from audited financial statements at that date and condensed.



                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)



                                                                      1995                      1994

Revenues:
  Cellular telephone operations                                $               -0-             $  1,140,492

          Total revenues                                                       -0-                1,140,492


Expenses:
  Cellular system operations                                                   -0-                  592,090
  Marketing and selling                                                        -0-                   37,348
  General and administrative expenses                                      232,752                  100,639
  Depreciation and amortization                                              1,773                  113,356
  Bad debt expense                                                             -0-                    5,000

          Total expenses                                                   234,525                  848,433


Income (loss) from operations                                             (234,525)                 292,059


Other income (expenses):
  Interest income                                                          174,047                   12,219
  Interest expense                                                         (53,687)                 (97,884)
  Amortized discount on warrants and deferred
      financing costs                                                          -0-                 (145,833)

          Total other income (expenses)                                    120,360                 (231,498)


Income from continuing operations before
  income taxes                                                            (114,165)                  60,561
  Income tax (benefit) (Note 5)                                           (720,666)                     -0-

Net Income from continuing operations                                      606,501                   60,561


Discontinued operations (Note 3):
  Loss from operations of Cellular Telephone
    System (less applicable income tax (benefit) of
    $29,555)                                                               (44,332)                     -0-
  Gain on Sale of Cellular Telephone System
    (less applicable income taxes of $4,866,485)                         7,299,727                      -0-

  Income from discontinued operations                                    7,255,395                      -0-

  Net income                                                        $    7,861,896          $        60,561


  Net income from continuing operations
    per common share                                            $             0.11        $            0.01

  Net income from discontinued operations
    per common share                                            $             1.31        $            0.00

  Net Income per common share                                   $            1.42         $            0.01

Weighted average number of share used
  in computing net income  per share                                     5,554,739                4,542,696


                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)


                                                                           1995                       1994

Cash flows provided by (used in) continuing operating activities:
  Net Income                                                         $     606,501        $          60,561

Adjustments to reconcile net income to net cash provided by continuing operating activities:
  Depreciation and amortization                                              1,773                  113,356
  Amortization of discount on warrants and
       deferred financing costs                                                -0-                  145,833
  Provision for doubtful accounts                                              -0-                    5,000
  Utilization of tax benefit                                              (720,666)                     -0-
  Changes in assets and liabilities:
  Trade receivables                                                            -0-                  (39,406)
  Accrued interest receivable                                             (182,987)                  21,777
  Inventories                                                                  -0-                  (41,789)
  Prepaid expenses and other assets                                       (704,948)                  (1,520)
  Accounts payable and accrued expenses                                   (210,724)                 267,104

  Net cash provided by (used in) continuing operations                  (1,211,051)                 530,916


Cash flows provided by discontinued operating activities:
  Net (loss)                                                               (44,332)                     -0-

Adjustments to reconcile net (loss) to net cash provided by discontinued
operating activities:
  Depreciation and amortization                                            109,601                      -0-
  Utilization of tax benefit                                               (29,555)
  Changes in assets and liabilities:
  Trade receivables                                                          3,986                      -0-
  Inventories                                                                 (892)                     -0-
  Prepaid expenses and other assets                                         31,216                      -0-
  Accounts payable and accrued expenses                                    154,460                      -0-
  Gain  on Sale of Cellular Assets                                       9,342,631                      -0-

  Net cash provided by discontinued operations                           9,567,115                      -0-


Cash flows from investing activities:
  Increase in related party receivable                                  (2,133,046)                 (96,661)
  Investment in mutual fund                                               (250,000)                     -0-
  Investment in mortgages receivables                                   (1,600,000)                     -0-
  Capital expenditures                                                         -0-                 (434,234)

  Net cash (used in) investing activities                               (3,983,046)                (530,895)


Cash flows from financing activities:
  Proceeds from borrowings                                               1,750,000                      -0-
  Repayment of borrowings                                               (5,314,360)                 (55,246)
  Purchase of treasury stock                                               (20,967)                     -0-
  Proceeds from issuance of common stock and
    warrants                                                                   -0-                   78,125

  Net cash provided by (used in ) financing activities                  (3,585,327)                  22,879

Increase in cash                                                           787,691                   22,900
Cash balance, beginning of year                                            666,697                  293,393

Cash balance, December 31, 1995                                      $   1,454,388              $   316,293


                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                             SUPPLEMENTARY SCHEDULE

            OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)



                                                                      1995                     1994

Investment in PriCellular                                           $   7,497,063       $             -0-
Retained Earnings                                                      (7,497,063)                    -0-
Payable to former President                                            (1,568,626)                    -0-
Equity Adjustment                                                       1,568,626                     -0-
Total Non-Cash
 Operating, Investing and Financing Activities                 $              -0-       $             -0-





                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1995 and September 30, 1995, the results of operations for the three months ended December 31, 1995 and 1994, and cash flows for the three months ended December 31, 1995 and 1994. Operating results for the three months ended December 31, 1995, are not necessarily indicative of the results which may be expected for the year ended September 30, 1996. These statements should be read in conjunction with Form 10-KSB for fiscal 1995 which is on file with the Securities and Exchange Commission.

On November 7, 1995, the Company completed the sale of its cellular telephone system. The cellular telephone system was substantially the Company's only source of revenues. After November 7, 1995, the Company had no significant operations. Accordingly, the Company's condensed consolidated balance sheet at December 31, 1995 is not comparable to the condensed consolidated balance sheet at September 30, 1995 and the Company's condensed consolidated statement of operations and cash flows for the three months ended December 31, 1995 are not comparable to the three months ended December 31, 1994.

NOTE 2 - RECLASSIFICATION:

Certain fiscal 1996 items have been reclassified to conform with the fiscal 1995 presentation.

NOTE 3 - DISCONTINUED OPERATIONS - SALE OF CELLULAR ASSETS:

On November 16, 1994, the Company announced that it's wholly owned subsidiary, Dominion Cellular, Inc. ("DCI") had retained an independent broker on an exclusive basis to attempt to find a potential purchaser for DCI's AL-4 RSA cellular telephone system operated by DCI in the Bibb, Alabama RSA (hereinafter referred to as the "System"), or a possible merger partner with DCI. Management of the Company determined to seek a purchaser because it believed that DCI's System had been developed to a point where it represented an attractive acquisition for potential acquirers in the cellular industry at a price, based on current market conditions, substantially in excess of DCI's costs in developing the System.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)


NOTE 3 - DISCONTINUED OPERATIONS - SALE OF CELLULAR ASSETS (CONTINUED):

On May 8, 1995, the Company and DCI executed an Asset Purchase Agreement (subsequently amended on August 14, 1995 and December 14, 1995) with two unaffiliated entities, PriCellular Corporation ("PriCellular") and PriCellular's wholly-owned subsidiary Northland Cellular Corporation ("Northland"), providing for the sale to Northland of the System. The System was substantially the Company's only source of revenues. Immediately after completion of the sale of the System, the Company had no significant operations.

Public announcement of the execution of the Asset Purchase Agreement was disseminated by the Company and by PriCellular on May 8, 1995. On May 5, 1995, the trading day immediately preceding the date of the announcement, the high and low bid and asked prices for the Company's former Common stock as quoted in the over-the-counter market were $1, $.75, $1.75 and $1.06 respectively and the high and low sales prices for PriCellular Class A Common Stock as traded on the American Stock Exchange were $10.16 and $9.85 respectively.

In anticipation of the execution of the Asset Purchase Agreement, PriCellular extended a $2,000,000 loan to DCI on April 7, 1995. From the $2,000,000 of loan proceeds, the Company (a) made a $1,417,598 loan to Resort Club, Inc. ("Resort Club") an entity of which the Company's principal stockholder is a creditor; (b) paid $250,000 to a corporation owned by the Company's former president and her husband in payment of bills rendered for previously completed cell site and tower construction for the System; and (c) prepaid $125,000 of indebtedness owed to an entity owned by members of the principal stockholder's immediate family. The balance was applied to legal and professional fees related to the sale of the System.

The sale of the System was contingent upon obtaining the consent of the FCC to the assignment by DCI of the licenses to operate the System to Northland (which consent was obtained on June 9, 1995), and upon obtaining the approval of the sale from holders of a majority of the outstanding shares of the Company's Common Stock (which approval was obtained on November 6, 1995).

The assets sold (subject to certain current liabilities related to the System and being assumed by the purchaser) included the FCC nonwireline license for the System, the cellular sites, towers and related equipment used by the System, the real property on which the cellular sites are located, and the bulk of DCI's current assets.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)



NOTE 3 - DISCONTINUED OPERATIONS - SALE OF CELLULAR ASSETS (CONTINUED):

The parties also agreed that effective August 1, 1995, PriCellular would become the manager of the System pursuant to a management agreement providing for a management fee to be paid to PriCellular equal to 7% of the gross revenues of the System during the term of the management agreement. Through November 7, 1995, the Company accrued $114,600 in connection with the management agreement.

The original purchase price of the system was $19,900,000 (after a $100,000 reduction for the amount by which certain liabilities assumed by the purchaser at the closing exceeded DCI's current assets) payable as follows: (a) $6,000,000 in cash, payable at the closing which occurred on November 7, 1995, (b) $3,900,000 in cash payable 30 days following the closing (the "Second Payment Date") and (c) $10,000,000 by delivery at the closing of PriCellular's five-year, 4% Convertible Subordinated Note in the principal amount of $10,000,000 (also referred herein as the "PriCellular Note"). The PriCellular Note was convertible into shares of PriCellular Class A Common Stock at $8.51 per share (i) at the option of the holder and (ii) at the option of PriCellular if the closing price for PriCellular Class A Common Stock (then trading on the American Stock Exchange) was $10.60 or higher for ten consecutive trading days.

At the closing, the initial $6,000,000 cash portion of the purchase price was reduced to the extent required to repay DCI's outstanding debt to Motorola incurred to finance construction of the System (approximately $2,864,000), and to repay the 8%, $2,000,000 loan extended to DCI by PriCellular on April 7, 1995 in anticipation of the execution of the Asset Purchase Agreement. At the second closing, the $4,000,000 cash portion of the purchase price was decreased by $100,000, the amount by which assumed current liabilities exceeded DCI's current assets. An aggregate $400,000 of the $3,900,000 balance of the purchase price was required to be held in escrow for a one year period following the closing, to ensure the accuracy of the Company's representations and warranties.

Also at the closing, PriCellular elected to force conversion of its five-year, 4%, $10,000,000 Convertible Subordinated Note to DCI into 1,175,088 shares of its Class A Common Stock. The high and low sales prices for PriCellular Class A Common Stock, as traded on the American Stock Exchange on November 7, 1995, were $13.125 and $12.75, respectively. As a result, the Company recorded the 1,175,088 converted shares at a value of $7,497,063 an amount which reflects a 50% discount of the closing sales price of PriCellular Class A Common Stock on November 7, 1995 of $12.75. The Company recorded a 50% discount because of the trading restrictions placed on the stock.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)


NOTE 3 - DISCONTINUED OPERATIONS - SALE OF CELLULAR ASSETS (CONTINUED):

In connection with the second closing, the Company entered into a second amendment to the Asset Purchase Agreement dated December 14, 1995 whereby the Company and PriCellular resolved certain disputes with respect to the adjusted purchase price of the System. As amended, the Company received $3,500,000 at the second closing, with the $400,000 balance being held in escrow. As part of the second amendment, the Company retained ownership of certain accounts receivable deemed to be uncollectable as of August 1, 1995 in the aggregate principal amount of approximately $124,000. In addition, the Company reserved the right to the proceeds of any insurance claim arising from a loss that took place in the month of August 1995.

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

On January 30, 1996, DCI entered into an agreement with PriCellular whereby DCI agreed to sell to PriCellular 600,000 shares of its PriCellular Class A Common Stock for $10.50 per share. The closing of this transaction occurred on February 9, 1996. At the closing, DCI entered into an agreement pursuant to which the "demand" registration rights of the holders of the Company's PriCellular registrable securities were waived.

         USE OF PROCEEDS FOR THE SYSTEM SALE

In addition to receipt of the PriCellular Class A Common Stock, the Company received an aggregate of approximately $9,900,000 (less closing costs and associated expenses) in cash payments from PriCellular at the initial closing and at the Second Payment Date (of which $400,000 is being held in escrow for a one year period as previously described).

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)


NOTE 3 - DISCONTINUED OPERATIONS - SALE OF CELLULAR ASSETS (CONTINUED):

         USE OF PROCEEDS FOR THE SYSTEM SALE (CONTINUED)

Through December 31, 1995, the cash payments were applied substantially as follows:


a)      Repayment of Motorola debt and accrued interest incurred to
        finance construction of the System......                   $     2,864,226

b)      Repayment of PriCellular loan and accrued interest         $     2,040,000

c)      Closing costs..................................            $        747,955

d)      Escrow account deposit.........................            $        400,000

e)      Advance to Resort Club.........................            $        608,046

f)      Investment in mutual fund......................            $        250,000

g)      Investment in mortgages........................            $     1,600,000

h)      Prepaid lease..................................            $        704,948

        Subtotal:                                                  $     9,215,175
i)      Amounts payable to the former president of the Company to
        repurchase all of the shares of the Company's Common Stock owned by the former president, her son and her
        husband........................................            $    1,568,626*


        Total:                                                     $   10,783,801

*In lieu of a severance payment and in appreciation for her services in developing the System, the Board of Directors has agreed in principle with Ms. Evers-Tierney that in the event of consummation of the proposed sale of the System, the Company will repurchase all of the shares of the Company's Common Stock owned by Ms. Evers-Tierney, her son and her husband, at a price equal to the "book value" of such shares computed as of the first business day after the Closing. The determination of "book value" shall be made by the Company's auditors and shall be computed on an accrual basis giving effect to the sale and the expenses and taxes to be incurred in connection with the sale, but without deducting any severance payment obligations to

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)



NOTE 3 - DISCONTINUED OPERATIONS - SALE OF CELLULAR ASSETS (CONTINUED):

         USE OF PROCEEDS FOR THE SYSTEM SALE (CONTINUED)

Ms. Evers-Tierney (which will be waived) or the stock repurchase obligation to Ms. Evers-Tierney and her family. Pro rata payment will be made to Ms. Evers-Tierney and her family when received by the Company. Ms. Evers-Tierney and her family have the right to obtain part of such payments in PriCellular notes. On February 29, 1996, Debra Evers-Tierney advised the Company of her intention to review the Company's determination of net "book value" as of November 7, 1995. In addition, the Company and the former president are currently negotiating to determine the proportion of the amount to be paid in cash and in PriCellular Class A Stock. With the exception of the above described payments to the Company's former president and members of her family, no portion of the sale proceeds will be distributed directly to the Company's shareholders.

         FUTURE BUSINESS PLANS

The System was substantially the Company's only source of revenues. Immediately after completion of the sale of the System, the Company had no significant operations. Although management had not determined with any degree of specificity the allocation of the Company's resources to future business activities, management presently intends to apply the bulk of the Company's resources in some or all of the following real estate development activities: residential, commercial and resort development. Some of such activities may be conducted with entities affiliated with management such as Great American Recreation, Inc. ("Great American") and affiliated companies. The Company's involvement may be as a sole principal, a partner, a joint venture or in some other form.

Through March 31, 1996, the Company invested an additional $2,300,000 in the Resort Club in the form of an additional loan on terms substantially similar to the previous $1,417,598 loan arrangement with the Resort Club, paid $1,025,000 to lease the Vernon Valley/Great Gorge Ski Area Rental Shops and all fixtures located thereon as well as the ski rental equipment from a wholly owned subsidiary of Great American, an entity in which certain of the Company's officers and directors have present and prior affiliations, loaned $269,500 to Great American, assumed $750,000 of indebtedness of its principal stockholder repayable from Resort Club receivables and paid $1,600,000 to purchase mortgages with a face value of approximately $3,000,000 from the Resolution Trust Company. With respect to the aforementioned $269,500 loan from the Company to Great American, a payment of $150,000 has been received by the Company, with the remaining balance of $119,000 collateralized by an assignment of certain insurance proceeds from Great American to the Company (see Note 4, Related Party Transactions and Note 11, Subsequent Events).

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)


NOTE 3 - DISCONTINUED OPERATIONS - SALE OF CELLULAR ASSETS (CONTINUED):

         FUTURE BUSINESS PLANS (CONTINUED)

On February 14, 1996, an involuntary bankruptcy petition was filed against Great American by three creditors in the United States Bankruptcy Court, Newark, New Jersey. On April 2, 1996, Great American and its subsidiaries and GMD filed voluntary petitions with the United States Bankruptcy Court for the District of New Jersey seeking reorganization under Chapter 11 of the Unites States Bankruptcy Code. There can be no assurance that Great American will be successful in its efforts to be reorganized under Chapter 11 of the Unites States Bankruptcy Code and that it may not be forced to liquidate its assets and distribute the proceeds to its creditors. Management of the Company believes that these filings will have no material impact on its investments in Great American or entities affiliated with Great American or the Resort Club for the reason that Praedium Phoenix, L.L.C. ("Praedium"), Great American's primary lender, issued a Non-Disturbance Agreement to Great American for the benefit of the first 754 Resort Club membership sales which secures the viability of the Resort Club and provides an additional source of revenues to Great American and otherwise prevents the impairment of a majority of the Company's collateral.

The Company may also seek to pursue real estate development activities on its "Silver Shield" Mill property in Colorado. Despite the foregoing, management reserves the right to apply the Company's assets in other businesses as opportunities present themselves.

On March 1, 1996, the Company entered into a Stock Purchase Agreement with Immuno Therapeutics, Inc. ("Immuno"), a company engaged in research, development and commercialization of immunopharmaceutical agents for the treatment of cancer through macrophage activation. Pursuant to the Stock Purchase Agreement, the Company agreed to purchase and Immuno agreed to sell 5,000,000 shares of Immuno's Common Stock at a purchase price per share of $.065. The Purchase Agreement contains various representations and warranties concerning Immuno and its activities and also various affirmative and negative covenants, including a covenant to elect as a Director of Immuno one person designated by the Company. Mr. William McManus serves as the Company's designee to Immuno's Board of Directors. The Purchase Agreement also grants to the Company the right to have registered under the Securities Act of 1993, as amended, the shares sold to the Company to enable the public offer and sale of those shares. The shares purchased by the Company are equal to approximately 54.8% of the shares outstanding.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)


NOTE 3 - DISCONTINUED OPERATIONS - SALE OF CELLULAR ASSETS (CONTINUED):

         FUTURE BUSINESS PLANS (CONTINUED)

On March 21, 1996, the Company loaned $1.75 million to Food Extrusion, Inc. (hereinafter referred to as the "Extrusion Note."). Food Extrusion, Inc. is a non-affiliated nutriceutical corporation engaged in a revolutionary stabilization process which converts rice bran (one of the world's largest wasted food resources) into a highly nutritious food with cholesterol-lowering properties. The Extrusion Note bears interest at 5% per annum, is due on November 21, 1996 and is secured by a first lien on certain food processing assets and related contract rights. The parties are currently engaged in negotiations whereby in consideration for the surrender of the Extrusion Note and a commitment to loan to the borrower an additional $3.25 million on November 1, 1996, the Company will receive an approximately 15% common stock interest in the borrower and a note in the principal amount equal to the funds loaned by the Company to the borrower (including the Extrusion Note amount of $1.75 million). The note is intended to bear interest at 6% per annum and will be due on May 22, 1999. The note is intended to be secured by the same assets as the Extrusion Note. In the event the borrower realizes net proceeds of $5 million on or before November 1, 1996 from a public offering of its securities, the Company's obligation to loan the additional $3.25 million is discharged. In the event such a public offering occurs on or before November 1, 1996, the amount loaned under the note (including the Extrusion Note amount of $1.75 million) is to be prepaid out of the net proceeds of the offering.

On March 19, 1996, Diamond Leasing and Management Corporation, a wholly owned subsidiary of the Company, agreed to purchase 92 condominium lots (hereinafter referred to as the "Property") from the real estate development corporation, Great Mountain Development Corporation (hereinafter referred to as "GMD"), at a price of One Million Eight Hundred Twenty Thousand and 00/100 Dollars ($1,820,000) payable as follows: (i) Two Hundred Seventy Thousand Five Hundred and 00/100 Dollars ($270,500.00) on or before April 1, 1996; (ii) the assumption of any and all filed liens affecting the Property; and (iii) the balance from the net cash flow realized from the development of the Property. Each of the parties agreed to seek Bankruptcy Court approval for this transaction. The closing occurred on April 1, 1996 with the Company acquiring good and marketable title to the property insurable at regular rates and with customary adjustments made at the closing.. Finally, the Company offered GMD the Option to participate in the development of the Property. A Director and Officer of the Company is a principal shareholder and Officer of GMD; in addition, a Director and Officer of the Company is an Officer of GMD (see Note 4 - Related Party Transactions).

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period of October 1, 1994 through April 30, 1996, the Company engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated entities. Specifically, the Company has entered into transactions with Resort Club., Great American, Madison Avenue Financial Corporation ("MAFC") and GMD of which the Company's Directors and Officers are either principal shareholders and/or Officers and Directors. In this regard, William McManus, a Director of the Company and its President, is also an Officer of GMD, a Director of Immuno and the President of MAFC. Mr. Bellantoni, the former Secretary, Treasurer and Director of the Company (Mr. Bellantoni resigned on March 19, 1996) is also Vice President and Chief Financial Officer of Great American; Gene Mulvihill, the Chairman of the Board and Chief Executive Officer of the Company is a principal shareholder and Officer of GMD and former Chairman of the Board and Chief Executive Officer of Great American and his daughter is a Director and Chief Operating Officer of such corporation.

In connection with the $2,000,000 loan extended by PriCellular to DCI on April 7, 1995 in anticipation of the execution of the Asset Purchase Agreement (See
Note 3), an aggregate $1,417,598 of the loan proceeds were applied by the Company to the extension of a loan to the Resort Club. The Resort Club Loan was repayable on April 20, 1996 together with interest thereon at an annual rate of 18%, the interest payable quarterly (said loan was extended for the period of one year to April 20, 1997). Resort Club is engaged in the business of offering membership interests in the Great Gorge Resort to the general public. The membership entitles the member to the use of certain accommodations for a defined period of time each year of the membership term and the right to utilize certain amenities such as skiing, admission to a participation theme park known as "Action Park," a health club and other forms of outdoor recreation on certain leased lands. The accommodations are provided in the form of condominiums.

The average Resort Club membership sales price is $10,000 of which between 10% and 20% is paid initially and the balance is payable over an average seven-year term with interest at an annual rate of 14%. As collateral to secure repayment of the Resort Club Loan, a security interest in membership promissory notes in the aggregate principal amount of $1,417,598 was assigned by Resort Club to the Company. Approximately $200,000 principal amount of such notes are payable by December 31, 1996. In the event an individual promissory note goes into default, Resort Club is obligated to replace the promissory note with a performing promissory note similar in amount.

The security interests granted to the Company in the Resort Club membership promissory notes are junior in priority to security interests in such notes granted to an unaffiliated creditor holding

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)


NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED):

Resort Club senior indebtedness in the approximate amount of $1,000,000.00. An entity of which Mr. Mulvihill is affiliated with is also owed $1,000,000 by Resort Club, payable June 30, 1996 and has been granted a security interest in the Resort Club membership promissory notes to secure repayment of indebtedness. However, such security interest is subordinate to the Company's security interest in such notes.

On October 16, 1995, the Company entered into a second loan agreement with the Resort Club whereby the Company provided a loan facility of $2,300,000 on terms substantially similar to the previous loan arrangement with the Resort Club. The loan is due and payable to the Company on October 16, 1996.

Based upon the foregoing, the principal amount of indebtedness due the Company from the Resort Club is $3,262,108 At December 31, 1995 in the aggregate which is collateralized by membership Promissory Notes. In the event an individual Promissory Note goes into default, Resort Club is obligated to replace the Promissory Note with a performing Promissory Note similar in amount. The Resort Club continues to generate sales and provide additional collateral.

On November 27, 1995, the Company borrowed $1 million from Donaldson, Lufkin & Jenrette ("DLJ"). The terms of the loan require that the Company pay a rate of interest equal to the broker's rate as established by DLJ from time to time. The loan is due and payable on demand and is collateralized with 300,000 shares of the Company's PriCellular Class A Common Stock.

The entity presently providing Resort Club members with admission to its "Action Park" and skiing facilities is Great American, a New Jersey corporation which, together with its subsidiaries, owns and operates the summer Action Park and winter recreational ski area in Vernon Township, Sussex County, New Jersey.

In May 1995, First Fidelity Bank N.A., a National Banking Association ("First Fidelity"), instituted a Complaint in foreclosure against Great American based on an alleged default under certain promissory notes representing aggregate outstanding principal amount of indebtedness of approximately $17,000,000. Gene
W. Mulvihill was a guarantor of repayment of approximately $5,000,000 of this indebtedness. As of September 30, 1995, the Company owned a $600,000 secured position in a $1,400,000 junior participation held by a third party, MAFC, with respect to one of the notes representing an aggregate principal amount of indebtedness of approximately $14,900,000 (as of February of 1996, the Company's interest in the aforementioned junior participation was discounted by 13% and in consideration of the Company agreeing to the said discount, the Company received the sum of $529,440).

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)


NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED):

In June 1995, First Fidelity commenced an action (The "Guaranty Action") in the Superior Court of New Jersey, Law Division, Morris County, against Great American, substantially all of its subsidiaries, Princeton New York Parent, Inc., a New Jersey corporation, and its subsidiaries and others including Mr. Mulvihill seeking to recover judgments against the defendants on the indebtedness and on the guarantees of the indebtedness owing to First Fidelity. The Foreclosure Action and the Guaranty Action are collectively referred to as the "Litigation".

Pursuant to an option agreement entered into with First Fidelity on September 13, 1995, on October 27, 1995, First Fidelity assigned to Noramco (NJ), Inc. ("Noramco") its interest in First Fidelity's loans to Great American, the related loan documents, the related liens and security interest, its interest in participations in the loan, and the Litigation. Herein such assets as were assigned by First Fidelity to Noramco are referred to as the "Indebtedness". Also on October 27, 1995, Noramco assigned its interest in the Indebtedness to Praedium. At the time the transaction was competed, neither Noramco nor Praedium were affiliated with either Great American or its officers or directors.

Also on October 27, 1995, Great American entered into agreements with Praedium to amend the terms of the Indebtedness so as to provide, among other things, that the principal thereof would be due and payable on January 26, 1996, and that interest would be payable monthly at the rate of 11% per annum prior to any default on the Indebtedness and after default at the rate of 18% per annum.

As part of the transaction, Great American released First Fidelity from any claims and agreed to indemnify First Fidelity against claims asserted against it. Great American entered into a settlement agreement (the "Settlement") relating to the Litigation whereby Great American agreed that, in the event of a default under the Indebtedness, a judgment could be entered against it in both the Foreclosure Action and the Guaranty Action in the amount of $19,683,328.

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

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)


NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED):

Also on October 27, 1995, Praedium entered into an agreement with Skival Enterprises, Inc. ("Skival"), a non-affiliated entity, pursuant to which Praedium granted Skival an option exercisable through the earlier of fifteen months from the date of the option agreement or the day before a Sheriff's Sale of the property is to be held, to purchase all of the Indebtedness.

The lands which are the subject of the Praedium foreclosure suit against Great American include certain lands upon which certain amenities provided by the Resort Club to its members are located.

Consequently, in the event Praedium exercises its rights including the right of foreclosure of its mortgages and security interests, the Resort Club's ability to fulfill certain of its contractual obligations to its members could become impaired and could thereby have a substantial adverse effect on the collectability of the members' notes assigned as security to insure repayment of the Resort Club loans due to the Company.

In recognition of the foregoing risk, the Resort Club, Great American and Praedium recently concluded the negotiation of a Non-Disturbance Agreement for the benefit of the initial 754 initial membership sales thereby reducing the risk to the Company's collateral. Moreover, Resort Club, Praedium, Great American and certain of Great American's wholly owned subsidiaries have agreed to continue negotiation with an eye toward entering into a further Non-Disturbance Agreement substantially in the form of the original Non-Disturbance Agreement for the benefit of additional membership sales at such time as a mutually satisfactory arrangement can be made among Praedium, Resort Club and Great American and certain of its wholly owned subsidiaries regarding payment or the giving of other financial inducement to Praedium in consideration of Praedium's providing non-disturbance protection to additional Memberships which would result in the Company's Resort Club Promissory Notes assigned as collateral enjoying all the benefits of a Non-Disturbance Agreement. In conclusion, management believes a further Non-Disturbance Agreement will be concluded although there can be no assurance of same.

On December 1, 1995, the Company entered into a lease agreement with Vernon Valley Recreation Association, Inc. ("Vernon Valley"), a wholly-owned subsidiary of Great American. The lease term commenced on December 15, 1995 and expired on March 15, 1996. Pursuant to the lease, the Company leased the Vernon Valley/Great Gorge Ski Area Rental Shops and all fixtures located thereon as well as the ski rental equipment. In consideration for this lease, the Company agreed to: 1) pay a base rent of $950,000; 2) pay additional rent of $75,000 which represents an unallocated payment for services provided by Vernon Valley including but not limited to security, maintenance of the leased premises, and general administrative services; and 3)

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED):

pay a percentage of gross revenue equal to 50% of gross revenue in excess of $1,000,000. The Lease provided for a cap limitation equal to a 28% rate of return to the Company. Proceeds received in excess of a 28% rate of return are required to be remitted to Vernon Valley. The Lease also provided the Company with the absolute right of renewal for an additional three consecutive December 15 - March 15 lease terms. Through March 31, 1996, the Company received net proceeds of approximately $984,000 (excluding the $75,000 additional rent which was paid directly to Vernon Valley from ski rental receipts) on this transaction and owes no further obligation to Vernon Valley and consequently had a net gain on the transaction.

On November 10, 1995, the Company entered into an assumption agreement with Mr. Gene Mulvihill whereby the Company assumed indebtedness of $750,000 for a loan previously advanced to Mr. Mulvihill by his two partners in St. Marks Associates, the Company's current landlord, on or about May 19, 1995. The Company assumed the said indebtedness in exchange for an equal amount of Resort Club receivables. The Resort Club receivables were incorporated into the second loan agreement with the Resort Club described above. The loan was paid in full on February 15, 1996 together with interest at 15%.

Subsequent to the sale of the System, the Company transferred its executive offices to 355 Madison Avenue, Morristown, New Jersey. In connection with this move, the Company entered into a lease agreement with St. Marks Associates, a real estate partnership owned 50% by Mr. Gene Mulvihill. The lease provides for a lease term of 5 years commencing December 1, 1995 with a base rent of $2,764.58 per month and a monthly payment of $774.08 for the Company's proportionate share of impositions and operating expenses. The lease provides for rental adjustments for changes in the Consumer Price Index.

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

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)


NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED):

position, the Company became entitled to 6/14ths of each monthly interest payment received by MAFC subsequent to July 24 1992. The Company had filed a financing statement and held a secured position in the payments made to MAFC under the Term Note.

In October 1995, Noramco and Skival entered into an agreement with MAFC whereby MAFC agreed to accept 88.24% or $1,235,360 of the $1,400,000 second junior participation in the Great American indebtedness. Thereafter, MAFC agreed to accept approximately 50% of the amount due and owing in cash and the balance in the form of a note from Noramco in consideration of MAFC receiving a secured position in Skival's option agreement with Praedium. Accordingly, the Company adjusted its carrying value of the MAFC investment to $529,440 as of September 30, 1995. The Company accepted a discount on its participation in consideration for being immediately repaid the $529,440 in cash payment made by Noramco. The proceeds were utilized as a down payment on nine condominiums purchased from GMD for an aggregate purchase price of $815,000, an amount which approximates fair market value. The balance of $285,560 was paid at closing of title on April 1, 1996. GMD, of which Mr. McManus is an officer, is owned 50% by Mr. Mulvihill. On April 2, 1996, GMD filed for protection under Chapter 11 of the U.S.
Bankruptcy Code.

On February 14, 1996, an involuntary bankruptcy petition was filed against Great American by three creditors in the United States Bankruptcy Court, Newark, New Jersey. On April 2, 1996, Great American and its subsidiaries and GMD filed voluntary petitions with the United States Bankruptcy Court for the District of New Jersey seeking reorganization under Chapter 11 of the Unites States Bankruptcy Code. There can be no assurance that Great American will be successful in its efforts to be reorganized under Chapter 11 of the Unites States Bankruptcy Code and that it may not be forced to liquidate its assets and distribute the proceeds to its creditors. Management of the Company believes that these filings will have no material impact on its investments in Great American or entities affiliated with Great American or the Resort Club for the reason that Praedium Phoenix, L.L.C. ("Praedium"), Great American's primary lender, issued a Non-Disturbance Agreement to Great American for the benefit of the first 754 Resort Club membership sales which secures the viability of the Resort Club and provides an additional source of revenues to Great American and otherwise prevents the impairment of a majority of the Company's collateral.

NOTE 5 - INCOME TAXES:

As of December 31, 1995, the Company had available for federal income tax purposes approximately $1,690,000 of net operating loss carryforwards, which would have expired in fiscal

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)


NOTE 5 - INCOME TAXES (CONTINUED):

1997 to 2007 and investment tax credit carryforwards of approximately $8,000 which would have expired in fiscal 1996 to 2000.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement adopts a balance sheet approach to accounting for income taxes and requires, among other things, that deferred assets and liabilities be adjusted to reflect the rate at which the applicable timing items will reverse based on current enacted law. The effect of adopting this statement in 1993 was not significant to the Company. The principal effect of adopting this statement for the three months ended December 31, 1995, is that utilization of net operating loss carryforwards is reflected as a reduction of the tax provision rather than an extraordinary item. As a result of the gain on the sale of the Company's System, the Company recognized a $676,000 tax benefit from prior period net operating loss carryforwards.

NOTE 6 - PREPAID EXPENSES AND OTHER ASSETS:

As of December 31, 1995, prepaid expenses and other assets consist of prepaid rent expenses of $704,948. On December 1, 1995, the Company entered into a lease agreement with Vernon Valley. The lease term commenced on December 15 ,1995 and expired on March 15, 1996. Pursuant to the lease, the Company leased the Vernon Valley/Great Gorge Ski Area Rental Shops and all fixtures located thereon as well as the ski rental equipment. In consideration for this lease, the Company agreed to: 1) pay a base rent of $950,000; 2) pay additional rent of $75,000 which represents an unallocated payment for services provided by Vernon Valley including but not limited to security, maintenance of the lease premises, and general administrative services; and 3) pay a percentage of gross revenue equal to 50% of gross revenue in excess of $1,000,000. The Lease provides for a cap limitation equal to a 28% rate of return to the Company.

Proceeds received in excess of a 28% rate of return are required to be remitted to Vernon Valley. The Lease also provides the Company with the absolute right of renewal for an additional three consecutive December 15 - March 15 lease terms. Through March 31, 1996, the Company received net proceeds of approximately $984,000 (excluding the $75,000 additional rent which was paid directly to Vernon Valley from ski rental receipts) on this transaction and owes no further obligation to Vernon Valley and consequently had a net gain on the transaction..

NOTE 7 - MORTGAGES RECEIVABLES:

On December 13, 1995, the Company entered into a purchase agreement with the Resolution Trust Corporation for the purchase of 28 mortgages in New Jersey and one mortgage in Florida.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)



NOTE 7 - MORTGAGES RECEIVABLES (CONTINUED):

The purchase price of $1,600,000 represents approximately 51% of the principal amount of indebtedness on single family residential properties. As of March 31, 1996, all of the above mortgages were nonperforming. It is the intention of the Company to restructure these loans or to commence foreclosure proceedings in order to realize a return on this investment.

NOTE 8 - INVESTMENT IN PRICELLULAR CORPORATION:

At the November 7, 1995 closing of the System, PriCellular elected to force conversion of its five-year, 4%, $10,000,000 Convertible Subordinated Note to DCI into 1,175,088 shares of its Class A Common Stock. The high and low sales prices for PriCellular Class A Common Stock, as traded on the American Stock Exchange on November 7, 1995, were $13.125 and $12.75, respectively. As a result, the Company recorded the 1,175,088 converted shares at a value of $7,497,063 an amount which reflects a 50% discount of the closing sales price of PriCellular Class A Common Stock on November 7, 1995 of $12.75. The Company recorded a 50% discount because of the trading restrictions placed on the stock.

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

NOTE 9 - DEBT:

On November 10, 1995, the Company entered into an assumption agreement with Mr. Gene Mulvihill whereby the Company assumed indebtedness of $750,000 for a loan previously advanced to Mr. Mulvihill by his two partners in St. Marks Associates, the Company's current landlord, on or about May 19, 1995. The Company assumed the said indebtedness in exchange for an equal amount of Resort Club receivables. The Resort Club receivables were incorporated into the second loan agreement with the Resort Club described above. The loan was paid in full on February 15, 1996 together with interest at 15%.

On November 27, 1995, the Company borrowed $1 million from Donaldson, Lufkin & Jenrette ("DLJ"). The terms of the loan require that the Company pay a rate of interest equal to the broker's rate as established by DLJ from time to time. The loan is due and payable on demand and is collateralized with 300,000 shares of the Company's PriCellular Class A Common Stock.


NOTE 10 - COMMON STOCK:

In November, 1995, the Company's Board of Directors authorized the purchase of up to 2,000,000 shares of its' Common Stock by the Company with established limits. The shares acquired will be held as treasury shares. Through December 31, 1995, the Company has repurchased 24,500 shares of Common Stock at an average price of $85.58 per share.

NOTE 11 - SUBSEQUENT EVENTS:

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

The Company entered into a capital lease for two Piston Bullys with Bombardier Capital, Inc. ("Bombardier") commencing January 1, 1996 for a term of 18 months ending September 1, 1997. Piston Bully's are snow grooming machines used for grooming ski trails. The lease provides for 11 payments with aggregate rental payments of $165,703.60 and has a $1.00 purchase option at the end of the lease term. Concurrent with entering into the lease agreement with Bombardier, the Company entered into a sublease agreement with Vernon Valley on similar terms with the Company's lease agreement with Bombardier except that the rental payment has been adjusted to reflect a rate of return to the Company of 28%. In connection with the lease agreement, Bombardier filed financing statements to protect its security interest. In addition, the Company pledged 10,000 shares of its PriCellular Class A Common Stock with Bombardier as additional collateral.

On January 26, 1996, the Company entered into a loan agreement and advanced $269,500 to Great American in connection with a loss suffered by Great American resulting from a flood that occurred on January 12, 1996. As collateral for the $269,500 loan, Great American assigned to the Company its interest in the insurance proceeds to the extent of $269,500 together with interest at 9% per annum. As further consideration, the Company and Vernon Valley amended the ski rental shop lease to provide that prior to any "additional rent" being paid to Vernon Valley pursuant to the lease agreement funds will be paid to the Company until the principal amount of the loan is fully paid with accrued interest. On February 27, 1996, the Company received a partial payment of $150,000 on this loan pursuant to the assignment of $119,500 which remains outstanding.

On March 1, 1996, the Company entered into a Stock Purchase Agreement with Immuno, a company engaged in research, development and commercialization of immunopharmaceutical

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)


NOTE 11 - SUBSEQUENT EVENTS (CONTINUED):

agents for the treatment of cancer through macrophage activation. Pursuant to the Stock Purchase Agreement, the Company agreed to purchase and Immuno agreed to sell 5,000,000 shares of Immuno's Common Stock at a purchase price per share of $.065. The Purchase Agreement contains various representations and warranties concerning Immuno and its activities and also various affirmative and negative covenants, including a covenant to elect as a Director of Immuno one person designated by the Company. Mr. William McManus serves as the Company's designee to Immuno's Board of Directors. The Purchase Agreement also grants to the Company the right to have registered under the Securities Act of 1993, as amended, the shares sold to the Company to enable the public offer and sale of those shares. The shares purchased by the Company are equal to approximately 54.8% of the shares outstanding.

On March 21, 1996, the Company loaned $1.75 million to Food Extrusion, Inc., a non-affiliated nutriceutical corporation engaged in a revolutionary stabilization process which converts rice bran (one of the world's largest wasted food resources) into a highly nutritious food with cholesterol-lowering properties. The Extrusion Note bears interest at 5% per annum, is due on November 21, 1996 and is secured by a first lien on certain food processing assets and related contract rights. The parties are currently engaged in negotiations whereby in consideration for the surrender of the Extrusion Note and a commitment to loan to the borrower an additional $3.25 million on November 1, 1996, the Company will receive an approximately 15% common stock interest in the borrower and a note in the principal amount equal to the funds loaned by the Company to the borrower (including the Extrusion Note amount of $1.75 million). The note is intended to bear interest at 6% per annum and will be due on May 22, 1999. The note is intended to be secured by the same assets as the Extrusion Note. In the event the borrower realizes net proceeds of $5 million on or before November 1, 1996 from a public offering of its securities, the Company's obligation to loan the additional $3.25 million is discharged. In the event such a public offering occurs on or before November 1, 1996, the amount loaned under the note (including the Extrusion Note amount of $1.75 million) is to be prepaid out of the net proceeds of the offering.

On March 19, 1996, Diamond Leasing and Management Corporation, a wholly owned subsidiary of the Company, agreed to purchase 92 condominium lots from the real estate development corporation, GMD, at a price of One Million Eight Hundred Twenty Thousand and 00/100 Dollars ($1,820,000) payable as follows: (i) Two Hundred Seventy Thousand Five Hundred and 00/100 Dollars ($270,500.00) on or before April 1, 1996; (ii) the assumption of any and all filed liens affecting the Property; and (iii) the balance from the net cash flow realized from the development of the Property. Each of the parties agreed to seek Bankruptcy Court approval for this transaction. The closing occurred on April 1, 1996 with the Company acquiring good and marketable title to the property insurable at regular rates and with customary adjustments made at the closing.. Finally, the Company offered GMD the Option to participate in the development of

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)



NOTE 11 - SUBSEQUENT EVENTS (CONTINUED):

the Property. A Director and Officer of the Company is a principal shareholder and Officer of GMD; in addition, a Director and Officer of the Company is an Officer of GMD (see Note 4 - Related Party Transactions).

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto included in Item I of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995.

On November 7, 1995, the Company completed the sale of its System. The System was substantially the Company's only source of revenues. After November 7, 1995, the Company had no significant operations. Accordingly, the Company's condensed consolidated balance sheet at December 31, 1995 is not comparable to the condensed consolidated balance sheet as of September 30 1995, and the Company's condensed consolidated statement of operations and cash flows for the three months ended December 31, 1995 are not comparable to the three months ended December 31, 1994.

A.       LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 1996, the Company had income from continuing operations of approximately $606,500. Included in income from continuing operations is depreciation of approximately $1,773, which is a noncash expense and an income tax benefit of $720,666 which is a noncash increase to income. After reflecting the net change in assets and liabilities which included primarily the prepayment of a lease of approximately $705,000, net cash used by operations was approximately $1,211,000. In addition, income from discontinued operations provided net cash of approximately $9,567,000 as a result of the sale of the Company's cellular telephone system. Investing activities include primarily investments in mortgages of approximately $1,600,000 and loans to a related party of approximately $2,133,000. Financing activities used net cash of approximately $3,585,000 which resulted from the repayment of borrowings of approximately $5,314,360, purchase of treasury stock of $20,967 offset by additional loans of approximately $1,750,000. Accordingly, during the first three months of fiscal 1996, the Company's cash increased by approximately $788,000.

         SALE OF CELLULAR ASSETS

On November 16, 1994, Resources announced that DCI had retained an independent broker on an exclusive basis to attempt to find a potential purchaser for DCI's System or a possible merger partner with DCI. Management of the Company determined to seek a purchaser because it believed that DCI's System had been developed to a point where it represented an attractive acquisition for potential acquirers in the cellular industry at a price, based on current market conditions, substantially in excess of DCI's costs in developing the System.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A.       LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
         SALE OF CELLULAR ASSETS (CONTINUED)

On May 8, 1995, the Company and DCI executed an Asset Purchase Agreement (subsequently amended on August 14, 1995 and December 14, 1995) with two unaffiliated entities, PriCellular Corporation ("PriCellular") and PriCellular's wholly-owned Northland subsidiary, providing for the sale to Northland of the System. The System was substantially the Company's only source of revenues. Immediately after completion of the sale of the System, the Company had no significant operations.

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

The Assets sold (subject to certain current liabilities related to the System and being assumed by the Purchaser) included the FCC nonwireline license for the System, the cellular sites, towers and related equipment used by the System, the real property on which the cellular sites are located, and the bulk of DCI's current assets.

The parties also agreed that effective August 1, 1995, PriCellular would become the manager of the System pursuant to a management agreement providing for a management fee to be paid to PriCellular equal to 7% of the gross revenues of the System during the term of the management

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A. LIQUIDITY AND CAPITAL RESOURCES (CONTINUED) SALE OF CELLULAR ASSETS
(CONTINUED)

agreement. Through November 7, 1995, the Company accrued $114,600 in connection with the management agreement.

The original purchase price of the system was $19,900,000 (after a $100,000 reduction for the amount by which certain liabilities assumed by the purchaser at the closing exceeded DCI's current assets) payable as follows: (a) $6,000,000 in cash, payable at the Closing which occurred on November 7, 1995, (b) $3,900,000 in cash payable 30 days following the Closing (the "Second Payment Date") and (c) $10,000,000 by delivery at the Closing of PriCellular's five-year, 4% Convertible Subordinated Note in the principal amount of $10,000,000 (also referred herein as the "PriCellular Note"). The PriCellular Note was convertible into shares of PriCellular Class A Common Stock at $8.51 per share (i) at the option of the holder and (ii) at the option of PriCellular if the closing price for PriCellular Class A Common Stock when trading on the American Stock Exchange (or such other exchange which at such time may be the principal exchange where such stock is traded) is $10.60 or higher for ten consecutive trading days.

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

Also at the closing, PriCellular elected to force conversion of its five-year, 4%, $10,000,000 Convertible Subordinated Note to DCI into 1,175,088 shares of its Class A Common Stock. The high and low sales prices for PriCellular Class A Common Stock, as traded on the American Stock Exchange on November 7, 1995, were $13.125 and $12.75, respectively. As a result, the Company recorded the 1,175,088 converted shares at a value of $7,497,063 an amount which reflects a 50% discount of the closing sales price of PriCellular Class A Common Stock on November 7, 1995 of $12.75. The Company recorded a 50% discount because of the trading restrictions placed on the stock.

In connection with the second closing, the Company entered into a second amendment to the Asset Purchase Agreement dated December 14, 1995 whereby the Company and PriCellular resolved certain disputes with respect to the adjusted purchase price of the System. As amended,

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A. LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         SALE OF CELLULAR ASSETS (CONTINUED)

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

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A.       LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
         USE OF PROCEEDS FROM THE SYSTEM SALE (CONTINUED)

Through December 31, 1995, the cash payments were applied substantially as follows:


a)      Repayment of Motorola  debt and accrued  interest  incurred to finance construction of the
        System..................................................................   $    2,864,226

b)      Repayment of PriCellular loan and accrued
        interest.................................................................  $    2,040,000

c)      Closing  costs...........................................................  $      747,955


d)      Escrow account deposit...................................................  $      400,000


e)      Advance to Resort Club...................................................  $      608,046


f)      Investment in mutual fund................................................  $       250,000


g)      Investment in mortgages..................................................  $     1,600,000


h)      Prepaid lease............................................................ $       704,948


        Subtotal:                                                                 $      9,215,175
i)      Amounts payable to the former president of the Company to
        repurchase all of the shares of the Company's common stock owned by the former president, her son and her
        husband.......................                                           $       1,568,626*

        Total:                                                                   $      10,783,801



*In lieu of a severance payment and in appreciation for her services in developing the System, the Board of Directors has agreed in principle with Ms. Evers-Tierney that in the event of consummation of the proposed sale of the System, the Company will repurchase all of the shares of the Company's Common Stock owned by Ms. Evers-Tierney, her son and her husband, at a price equal to the "book value" of such shares computed as of the first business day after the Closing. The determination of "book value" shall be made by the Company's auditors and shall be computed on an accrual basis giving effect to the sale and the expenses and taxes to be incurred in connection with the sale, but without deducting any severance payment obligations to Ms. Evers-Tierney (which will be waived) or the stock repurchase obligation to Ms. Evers-Tierney and her

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A. LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
         USE OF PROCEEDS FROM THE SYSTEM SALE (CONTINUED)

family. Pro rata payment will be made to Ms. Evers-Tierney and her family when received by the Company. Ms. Evers-Tierney and her family have the right to obtain part of such payments in PriCellular notes On February 29, 1996, Debra Evers-Tierney advised the Company of her intention to review the Company's determination of net "book value" as of November 7, 1995. In addition, the Company and the former president are currently negotiating to determine the proportion of the amount to be paid in cash and in PriCellular Class A Stock. With the exception of the above described payments to the Company's former president and members of her family, no portion of the sale proceeds will be distributed directly to the Company's shareholders.

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

Through March 31, 1996, the Company invested an additional $2,300,000 in the Resort Club in the form of an additional loan on terms substantially similar to the previous $1,417,598 loan arrangement with the Resort Club, paid $1,025,000 to lease the Vernon Valley/Great Gorge Ski Area Rental Shops and all fixtures located thereon as well as the ski rental equipment from a wholly owned subsidiary of Great American Recreation, Inc. ("Great American"), an entity in which certain of the Company's officers and directors have present and prior affiliations, loaned $269,500 to Great American, assumed $750,000 of indebtedness of its principal stockholder repayable from Resort Club receivables and paid $1,600,000 to purchase mortgages with a face value of approximately $3,000,000 from the Resolution Trust Company. With respect to the aforementioned $269,500 loan from the Company to Great American, a payment of $150,000 has been received by the Company, with the remaining balance of $119,000 collateralized by an assignment of certain insurance proceeds from Great American to the Company (see Note 4, Related Party Transactions and Note 11, Subsequent Events).

On February 14, 1996, an involuntary bankruptcy petition was filed against Great American by three creditors in the United States Bankruptcy Court, Newark, New Jersey. On April 2, 1996,

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



A.       LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
         FUTURE BUSINESS PLANS  (CONTINUED)

Great American and its subsidiaries filed voluntary petitions with the United States Bankruptcy Court for the District of New Jersey seeking reorganization under Chapter 11 of the United States Bankruptcy Code. There can be no assurance that Great American will be successful in its efforts to be reorganized under Chapter 11 of the United States Bankruptcy Code and that it may not be forced to liquidate its assets and distribute the proceeds to its creditors. Management of the Company believes that these filings will have no material impact on its investments in Great American or entities affiliated with Great American or the Resort Club for the reason that Praedium Phoenix, L.L.C., Great American's primary lender, has agreed to grant a non disturbance to Great American for the benefit of the Resort Club and its members which secures the viability of the Resort Club and provides an additional source of revenues to Great American and otherwise prevents the impairment of the collateral.

The Company may also seek to pursue real estate development activities on its "Silver Shield" Mill property in Colorado. Despite the foregoing, management reserves the right to apply the Company's assets in other businesses as opportunities present themselves.

On March 1, 1996, the Company entered into a Stock Purchase Agreement with Immuno Therapeutics, Inc. ("Immuno"), a company engaged in research, development and commercialization of immunopharmaceutical agents for the treatment of cancer through macrophage activation. Pursuant to the Stock Purchase Agreement, the Company agreed to purchase and Immuno agreed to sell 5,000,000 shares of Immuno's Common Stock at a purchase price per share of $.065. The Purchase Agreement contains various representations and warranties concerning Immuno and its activities and also various affirmative and negative covenants, including a covenant to elect as a Director of Immuno one person designated by the Company. Mr. William McManus serves as the Company's designee to Immuno's Board of Directors. The Purchase Agreement also grants to the Company the right to have registered under the Securities Act of 1993, as amended, the shares sold to the Company to enable the public offer and sale of those shares. The shares purchased by the Company are equal to approximately 54.8% of the shares outstanding.

On March 21, 1996, the Company loaned $1.75 million to Food Extrusion, Inc. (hereinafter referred to as the "Extrusion Note."). Food Extrusion, Inc. is a non-affiliated nutriceutical corporation engaged in a revolutionary stabilization process which converts rice bran (one of the world's largest wasted food resources) into a highly nutritious food with cholesterol-lowering properties. The Extrusion Note bears interest at 5% per annum, is due on November 21, 1996 and is secured by a first lien on certain food processing assets and related contract rights. The parties are currently engaged in negotiations whereby in consideration for the surrender of the

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



A. LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
         FUTURE BUSINESS PLANS (CONTINUED)

Extrusion Note and a commitment to loan to the borrower an additional $3.25 million on November 1, 1996, the Company will receive an approximately 15% common stock interest in the borrower and a note in the principal amount equal to the funds loaned by the Company to the borrower (including the Extrusion Note amount of $1.75 million). The note is intended to bear interest at 6% per annum and will be due on May 22, 1999. The note is intended to be secured by the same assets as the Extrusion Note. In the event the borrower realizes net proceeds of $5 million on or before November 1, 1996 from a public offering of its securities, the Company's obligation to loan the additional $3.25 million is discharged. In the event such a public offering occurs on or before November 1, 1996, the amount loaned under the note (including the Extrusion Note amount of $1.75 million) is to be prepaid out of the net proceeds of the offering.

On March 19, 1996, Diamond Leasing and Management Corporation, a wholly owned subsidiary of the Company, agreed to purchase 92 condominium lots (hereinafter referred to as the "Property") from the real estate development corporation, Great Mountain Development Corporation (hereinafter referred to as "GMD"), at a price of One Million Eight Hundred Twenty Thousand and 00/100 Dollars ($1,820,000) payable as follows: (i) Two Hundred Seventy Thousand Five Hundred and 00/100 Dollars ($270,500.00) on or before April 1, 1996; (ii) the assumption of any and all filed liens affecting the Property; and (iii) the balance from the net cash flow realized from the development of the Property. Each of the parties agreed to seek Bankruptcy Court approval for this transaction. The closing occurred on April 1, 1996 with the Company acquiring good and marketable title to the property insurable at regular rates and with customary adjustments made at the closing.. Finally, the Company offered GMD the Option to participate in the development of the Property. A Director and Officer of the Company is a principle shareholder and Officer of GMD; in addition, a Director and Officer of the Company is an Officer of GMD (see Note 4 - Related Party Transactions).

B.       RESULTS OF OPERATIONS

         THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1994.

The net income from continuing operations applicable to common shareholders for the first three months of fiscal 1996 was $606,501 ($0.11 per share) as compared to net income from continuing operations applicable to common shareholders of $60,561 ($0.01 per share) in the comparable prior year period.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


B.       RESULTS OF OPERATIONS (CONTINUED)

The net income from discontinued operations applicable to common shareholders for the first three months of fiscal 1996 was $7,255,395 ($1.31 per share) as compared to net income from discontinued operations applicable to common shareholders of $0.00 ($0.00 per share) in the comparable prior year period.

On November 7, 1995, the Company completed the sale of its cellular telephone system. The System was substantially the Company's only source of revenues. After November 7, 1995, the Company had no significant operations. Accordingly, the Company's condensed consolidated balance sheet at December 31, 1995 is not comparable to the condensed consolidated balance sheet as of September 30 1995, and the Company's condensed consolidated statement of operations and cash flows for the three months ended December 31, 1995 are not comparable to the three months ended December 31, 1994.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION

PART II

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The Company held a special meeting of stockholders on Monday, November 6, 1995.

                  (c) At the meeting, 3,355,048 shares were voted in favor and 38,950 shares were voted against a proposal to authorize and approve the sale of the System operated by the Company's wholly owned subsidiary, DCI, to Northland, a wholly-owned subsidiary of PriCellular, in accordance with the terms of an Asset Purchase Agreement dated as of May 8, 1995 among the Company, DCI, PriCellular and Northland, so that the proposal was duly adopted.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  During the quarter ended December 31, 1995, the Company filed a current report on Form 8-K dated November 7, 1995, reporting the following:

                  Item 2 - Acquisition on Disposition of Assets - The sale of System to Northland.

                  Item 5 - Other Information - The resignation of Debra Evers-Tierney as President, Chief Operating Officer and a Director of the Company and the election of William E. McManus, II, as President and Chief operating Officer.

                  Item 7 - Financial Statements - The financial statements of PriCellular and its subsidiaries and of the Company and its subsidiaries were incorporated by reference from the Proxy Statement for the November 6, 1995 special meeting of the stockholders, previously filed.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DOMINION RESOURCES, INC.


Dated:  ____________________        By: _____________________________________
                                           Gene Mulvihill
                                           Chief Executive Officer

Dated:  ____________________        By: _____________________________________
                                          William E. McManus, II
                                          President, Treasurer and Chief
                                          Financial Officer