Form 10KSB
period 1996-09-30
DOMINION RESOURCES INC /DE/
filed 1997-03-03
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-KSB

  X   	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

	For the fiscal year ended September 30, 1996

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

Yes    			No    X  .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the issuer's knowledge, in
definitive proxy or information statements incorporated by
reference in Part III of this Form 10-KSB or in any amendment to
this Form 10-KSB.	   [   ]

For the year ended September 30, 1996, the issuer's revenues were $4,000,810.

On December 31, 1996, the aggregate market value of the voting stock of Dominion Resources Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Issuer was approximately $1,145,033 based upon the high bid price for such Common Stock on said date in the over-the-counter market as reported by the National Quotation Bureau. On such date, there were 4,228,354 shares of Common Stock of the Issuer outstanding.

Transitional Small Business Disclosure Format	  Yes ___		No  X

PART I

Item1. Business

	Introduction

Dominion Resources Inc. ("Resources") was principally engaged through a wholly owned subsidiary formed in 1991, Dominion Cellular, Inc. ("DCI") in the operation of a nonwireline cellular radio telephone system servicing a six county area in central Alabama with a population of approximately 150,000 located between Montgomery and Birmingham, Alabama. In fiscal 1995 and 1996, the Company formed and/or acquired four wholly owned subsidiaries - Diamond Leasing and Management Corp. ("Diamond Leasing"), Diamond World Funding Corp., Star II Leasing Corporation and Resort Club, Inc. ("Resort Club"). As of September 30, 1996, Diamond Leasing had extended loans and provided equity to Resort Club in the aggregate amount of $6,225,442. In connection with these loans, pursuant to a pledge agreement, Diamond Leasing acquired 100% of the outstanding common stock of Resort Club. In addition, Diamond Leasing purchased mortgages on 29 residential properties with the intention of restructuring the loans or commencing foreclosure proceedings in order to realize a return. During fiscal 1996, Star II Leasing Corporation purchased an amusement ride known as the Space Shot which it concurrently leased to Vernon Valley Recreation Association, Inc. ("Vernon Valley"). Resort Club is in the business of offering membership interests in the Great Gorge Resort, located in Vernon, New Jersey, to the general public. Through September 30, 1996, Diamond World Funding Corp. had no material operations or investments. As used herein, the term (the "Company") shall refer to Resources as well as to Resources and its wholly owned subsidiaries unless the context otherwise requires.Resources was incorporated under the laws of the State of Delaware on October 11, 1979 to engage in the business of milling non-ferrous metals in the Mohave County region of Arizona. Management subsequently concluded, based upon declining non-ferrous metal prices, that a mill project in such region was not feasible. In August 1989, Resources was awarded a permit by the Federal Communications Commission ("FCC") pursuant to a lottery process, to provide nonwireline cellular radio telephone service in the Bibb, Alabama RSA and in June 1990, the FCC granted Resources' application to construct a cellular system in the Bibb, Alabama RSA (also referred herein as the "System"). Construction commenced in the last quarter of fiscal 1991 after receipt of required construction permits and the arrangement of financing with Motorola, Inc. ("Motorola"). The cellular system commenced operations in November 1991. In fiscal 1994 management of the Company determined that the cellular telephone system had been developed to a point where it represented an attractive acquisition for potential acquirers. On November 7, 1995, the Company completed the sale of its cellular telephone system to PriCellular Corporation ("PriCellular"). On February 1, 1996 the Company, through its wholly owned subsidiary, Diamond Leasing, pursuant to a pledge agreement acquired 100% of the outstanding common stock of Resort Club, a company engaged in the business of offering membership interests in the Great Gorge Resort located in Vernon, New Jersey to the general public. As of September 30, 1996, the Company's primary business operations are in connection with the sale of membership interests through Resort Club.


	Sale of Cellular Assets

On November 16, 1994, Resources announced that DCI had retained an independent broker on an exclusive basis to attempt to find a potential purchaser for DCI's cellular system or a possible merger partner with DCI. Management of the Company determined to seek a purchaser because it believed that DCI's cellular system had been developed to a point where it represented an attractive acquisition for potential acquirers in the cellular industry at a price, based on current market conditions, substantially in excess of DCI's costs in developing the System.On May 8, 1995, the Company and DCI executed an Asset Purchase Agreement (subsequently amended on August 14, 1995 and December 14, 1995) with two unaffiliated entities, PriCellular and PriCellular's wholly-owned Northland subsidiary, providing for the sale to Northland of the System operated by DCI in the Bibb, Alabama RSA (the "AL-4 RSA"). The System was substantially the Company's only source of revenues. Immediately after completion of the sale of the System, the Company had no significant operations.

The sale of the System was contingent upon obtaining the consent of the FCC to the assignment by DCI of the licenses to operate the System to Northland (which consent was obtained on June 9, 1995), and upon obtaining the approval of the sale from holders of a majority of the outstanding shares of the Company's Common Stock (which approval was obtained on November 6, 1995).

The Assets sold (subject to certain liabilities related to  the
System and  being   assumed  by the  Purchaser)  included   the
FCC nonwireline license for the AL-4 RSA, the cellular sites, towers and related equipment used by the System, the real property on which the cellular sites are located, and the bulk of DCI's current assets.

The parties also agreed that effective August 1, 1995, PriCellular would become the manager of the System pursuant to a management agreement providing for a management fee to be paid to PriCellular equal to 7% of the gross revenues of the System during the term of the management agreement. Through November 7, 1995, the Company accrued $114,600 in connection with the management agreement.

The original purchase price of the system was $19,900,000 (after a $100,000 reduction for the amount by which certain liabilities assumed by the purchaser at the closing exceeded DCI's current assets) payable as follows: (a) $6,000,000 in cash, payable at the Closing which occurred on November 7, 1995, (b) $3,900,000 in cash payable 30 days following the Closing and (c) $10,000,000 by delivery at the Closing of PriCellular's five-year, 4% Convertible Subordinated Note in the principal amount of $10,000,000 (also referred herein as the "PriCellular Note"). The PriCellular Note was convertible into shares of PriCellular Class A Common Stock at $8.51 per share (i) at the option of the holder and (ii) at the option of PriCellular if the closing price for PriCellular Class A Common Stock when trading on the American Stock Exchange (or such other exchange which at such time may be the principal exchange where such stock is traded) was $10.60 or higher for ten consecutive trading days.


	Sale of Cellular Assets (Continued)

At the closing, the initial $6,000,000 cash portion of the purchase price was reduced to the extent required to repay DCI's outstanding debt to Motorola (approximately $2,864,000) incurred to finance construction of the System, and to repay the 8%, $2,000,000 loan extended to DCI by PriCellular on April 7, 1995 in anticipation of the execution of the Asset Purchase Agreement. At the second closing, the $4,000,000 cash portion of the purchase price was decreased by $100,000, the amount by which assumed liabilities exceeded DCI's current assets. An aggregate $400,000 of the $3,900,000 balance of the purchase price was required to be held in escrow for a one year period following the closing, to ensure the accuracy of the Company's representations and warranties.

Also at the closing, PriCellular elected to force conversion of its five-year, 4%, $10,000,000 Convertible Subordinated Note to DCI into 1,175,088 shares of its Class A Common Stock. The high and low sales prices for PriCellular Class A Common Stock, as traded on the American Stock Exchange on November 7, 1995, were $13.125 and $12.75, respectively. As a result, the Company recorded the 1,175,088 converted shares at a value of $7,497,061 an amount which reflected a 50% discount of the closing sales price of PriCellular Class A Common Stock on November 7, 1995 of $12.75. The Company recorded a 50% discount because of the trading restrictions placed on the stock.

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


	Use of Proceeds from the System Sale (Continued)

The cash payments and the proceeds from the sale or distribution of PriCellular Stock through September 30, 1996 were applied substantially as follows:

a) Repayment of Motorola debt and accrued
   interest incurred to finance construction
   of the System.	  $ 2,864,226

b)	Closing costs	   747,955

c)	Escrow account deposit	   400,000

d)	Advances to Resort Club	 6,225,442

e)	Investment in mutual fund and other
   marketable securities	   381,723

f)	Investment in RTC mortgages	 1,600,000

g)	Prepaid lease	   950,000

h)	Investment in Food Extrusion	 1,750,000

i)	Purchase of the Company's common
   stock from former President	 1,664,450

j)	Purchase of the Company's common stock
   from unrelated parties	   562,343

k)	Investments in real estate and real
   estate related activities	 1,018,740

l)	Investment in Space Shot and
   Piston Bullies	 1,394,710

	Total:	$19,559,589

	Proceeds from the System Sale Payable to Former President

In lieu of a severance payment and in appreciation for her services in developing the System, the Board of Directors had agreed in principle with Ms. Evers-Tierney that in the event of consummation of the sale of the System, the Company would repurchase all of the shares of the Company's Common Stock owned by Ms. Evers-Tierney, her son and her husband, at a price equal to the "book value" of such shares computed as of the first business day after the Closing. The determination of "book value" would be made by the Company's auditors, computed on an accrual basis giving effect to the sale and the expenses and taxes incurred in connection with the sale, but without deducting any severance payment obligations to Ms. Evers-Tierney (which were waived) or the stock repurchase obligation to Ms. Evers-Tierney and her family. As a result, pro rata payment was made to Ms. Evers-Tierney and her family. Ms. Evers-Tierney and her family had the right to obtain part of such payments in PriCellular notes. As of September 30, 1996, the Company purchased an aggregate of 943,411 shares of the Company's Common Stock from Ms. Evers-Tierney and her family at a purchase price equal to approximately $500,000 in cash and 182,500 shares of PriCellular Common Stock of which 50% was allocated to the purchase of Treasury stock and 50% as a cost in connection with the sale of the System. With the exception of the above described payments to the Company's former president and members of her family, no portion of the sale proceeds were distributed directly to the Company's shareholders. In addition, Ms. Evers-Tierney received approximately $136,000 pursuant to a consulting arrangement with the Company during fiscal 1996.


	Future Business Plans

The System was substantially the Company's only source of revenues. Immediately after completion of the sale of the System, the Company had no significant operations.

On February 1, 1996, the Company, through its wholly owned subsidiary, Diamond Leasing, pursuant to a pledge agreement, acquired 100% of the outstanding common stock of Resort Club. Resort Club is engaged in the business of offering membership interests in the Great Gorge Resort to the general public. As of September 30, 1996, the Company's primary business operations are in connection with the sale of membership interests through Resort Club.

In addition, management presently intends to apply the bulk of the Company's resources in some or all of the following real estate development activities: residential, commercial and resort development. Some of such activities may be conducted with entities affiliated with management such as Great American Recreation, Inc. ("Great American") and affiliated companies. The Company's involvement may be as a sole principal, a partner, a joint venturer or in some other form.

As of September 30, 1996, the Company had engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated entities (see Item 12 and Note 3 of the Notes to the Consolidated Financial Statements). In addition, as of September 30, 1996, the Company had made an investment in Food Extrusion, Inc. (see Note 7 of the Notes to the Consolidated Financial Statements) and purchased mortgages from the Resolution Trust Company (see Note 6 of the Notes to the Consolidated Financial Statements).

The Company may also seek to pursue real estate development activities on its "Silver Shield" Mill property in Colorado. Despite the foregoing, management reserves the right to apply the Company's resources in other businesses as opportunities present themselves.

Resort Club

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

The entity presently providing Resort Club members with admission to its "Action Park" and skiing facilities is Great American, a New Jersey corporation which, together with its subsidiaries, owns and operates the summer Action Park and a winter recreational ski area in Vernon Township, Sussex County, New Jersey.


Resort Club (Continued)

On March 29, 1996, but effective as of June 1, 1993, Resort Club entered into amended and restated agreements with Vernon Valley, Great Gorge and Great Valley Real Estate Corp. ("Great Valley"), all subsidiaries of Great American whereby in consideration for an aggregate payment of 10% of the gross sales price of each Resort Club membership, these entities will provide amenities and access to certain properties for the benefit of Resort Club members. The amenities provided by Great American include admission passes to the Vernon Valley and Great Gorge ski facilities, admission passes to the Action Park and admission passes to the Mountain Top Recreation Center, all for a period of 35 years. As of September 30, 1996, Resort Club has accrued an aggregate of $1,302,487 due to Great American for the amenities and access to certain property for which it made payments of approximately $969,846, leaving an outstanding balance of $332,641 due to Great American as of September 30, 1996. Also on March 29, 1996, Resort Club entered into an amended and restated agreement with Stonehill Recreation Corporation ("Stonehill Recreation"), the entity which owns and operates the Spa and Country Club at Great Gorge on terms similar to those that were entered into with Great American, except that the consideration payable to Stonehill Recreation from Resort Club represents $25,000 for each condominium controlled by Resort Club. As of September 30, 1996, Resort Club has accrued an aggregate of $700,000 due to Stonehill Recreation for amenities which is due and payable. Andrew J. Mulvihill, an Executive Officer of Resort Club, is the beneficial owner of 33.3% of Stonehill Recreation and Christopher Mulvihill, the son of Mr. Gene Mulvihill, is the beneficial owner of 33.3% of Stonehill Recreation.

During fiscal 1996 sales prices ranged from $6,900 to $12,720 per membership. Annual fulfillment assessments for operating costs ranged from $178.25 to $251.10 during fiscal 1996.

For the fiscal years ended September 30, 1996, 1995, 1994, Resort
Club's gross revenue from sales of membership interests was $6,666,979, $4,858,022 and $1,546,950, respectively.

The following table illustrates certain statistics regarding membership activities:

			Fiscal 1996	Fiscal 1995	Fiscal 1994

Maximum number of
membership interests available	1,453	735	209

Net number of membership
interests sold			1,403	685	159

Percentage sold			97%	93%	76%

Net number of membership
interests sold during fiscal
period			718	526	143

Gross sales of membership
interests during fiscal
period		$6,666,979	$4,858,022	$1,546,950

Annual fulfillment assessments
per membership interests    $329,555     $168,930  $43,068

Resort Club membership allows its members to vacation in Resort Condominiums at a significant savings. The accommodation usage is administrated through a "points" based system, the latest evolution of timesharing embraced by such industry leaders as Fairfield, RDI, and Disney. Each member is sold a certain number of points which are spent on accommodations. Members use a menu or point chart with a variety of seasons, unit styles and unit sizes to choose from with varying costs in points. The menu is broken down with a value established for each day of the year.
The attractiveness of this program is it allows for the ultimate in flexibility for the member. In particular, due to the Resort's close

Resort Club (Continued)


proximity to members' homes, a number of short-term getaways of one, two, or three nights versus a full week, is a useful value. Resort Club is an affiliate of Interval International, a world-wide international exchange network. Resort Club has received a Five Star rating given to only the highest quality resorts within the Interval International network. This rating gives Resort Club members a higher trading power to obtain exchanges to other high quality Resorts such as Marriott or Disney properties. As part of the purchase price, Resort Club offers the first year's membership to Interval International as well as one year's membership to Interval International's benefit package known as World Card Preferred to each of its members. World Card members obtain discounts on car rentals, hotel stays, prescriptions, auto purchase plans and much more.

Resort Club membership also includes access to the Spa and Country Club, which is owned by Stonehill Recreation, at no charge when staying within the Great Gorge Village. Access may be obtained for a fee when not in residency. Members receive complimentary and discounted greens fees at the Spa Golf Course and members receive complimentary access to the Mountain Top Recreation Center. Members also receive complimentary skiing at the Vernon Valley/Great Gorge Ski Area and Action Park.

As a multi-site points based vacation club, Resort Club offers its members better value and more flexibility than a traditional deeded fixed week timeshare project. Resort Club's initial focus is to provide the New York metropolitan market with affordable drive-to vacation spots in the Northeast and Mid-Atlantic states. Emerging social and economic trends see American families taking more frequent but shorter vacations. With both spouses working it is often difficult for them to schedule the time off for the traditional two week vacation. A series of shorter getaways to nearby drive-to destinations is a growing trend. Resort Club's program is designed to meet these needs.

Great Gorge Village is both the selling headquarters for Resort Club and its first resort location. Great Gorge Village is located within the Great Gorge Resort area of Vernon, New Jersey. This area possesses a wide variety of very appealing four season amenities, including: The Vernon Valley/Great Gorge Ski Area with
3 inter-connecting mountains, 2 lodges, 52 trails, 15 lifts with one of the world's largest snowmaking systems, and a 1,000 plus foot vertical drop; Hidden Valley Ski Area with 1 mountain and 1 lodge, 12 trails, 3 lifts and a vertical drop of 620 feet; Action Park Entertainment Center with 75 rides, shows and attractions, including one of the world's largest water parks; The Spa Country
Club and Conference Center, a	$12 million health and fitness club
with restaurant, banquet and conference facilities; The Spa Golf Course, a Robert Trent Jones executive golf course with club pavilion; The Great Gorge Golf Course, a 27-hole golf course, clubhouse and driving range; Black Bear Golf Course, a championship 18 hole golf course and David Glenz Golf Academy and clubhouse; Crystal Springs Golf Course, an 18 hole, Van Hagge designed course and David Glenz Golf Academy and clubhouse; The Mountain Top Recreation Center, a 1,000 plus acre wilderness park with miles of trails, 8 lakes with beaches, boating, fishing, and a children's fort; Seasons Resort and Conference Center, a newly renovated 600 suite hotel nestled in the Vernon Valley mountains with state-of-the-art conference facilities; and The Mountain Top Cabins and Tents, an awe inspiring all pine Finnish cabins and platform tents located on lakes and ski trails with spectacular valley views.

Many of Resort Club's units are located either on the slopes of the Great Gorge Ski Area or the fairways of the Spa Golf Course.



Resort Club (Continued)

The Company provides financing to the purchasers of its membership interests. This financing is generally evidenced by non-recourse installment sales contracts. The down payment received by the Company for such sales is at least 10% of the sales price. The down payment is often less than the direct expense of commissions and selling and the difference is financed either by borrowings by the Company or by the Company's internally generated funds. Thus, the future sales levels of the Company could be limited by the availability of funds to finance the initial negative cash flow that results from sales.

Management has determined that in order to adequately secure the members' interest in accommodations, title to certain of the Company's resort properties will be held in trust by trustees. Trustees will administer the collection of certain of the Company's notes receivable and annual maintenance assessments from membership owners and retain funds for the payment of insurance, taxes and capital improvements. The trustees will pay the balance of the collections over to the Company on a regular basis, after deducting certain impounds, provided that annual maintenance assessments have been disbursed by the Company according to a budget submitted by the Company. Under the trust and management agreements, the Company will have the exclusive rights to the control and management of the facilities held in trust.

On February 14, 1996, an involuntary bankruptcy petition was filed against Great American by three creditors in the United States Bankruptcy Court, Newark, New Jersey. On April 2, 1996, Great American and its wholly owned subsidiaries, Vernon Valley, Great Valley, Great Gorge, Great Heritage, Inc., TAV, Inc., Stonehill Management Corp., Stonehill Maintenance Corp., Stonehill Water, Inc., Stonehill Sewer, Inc. and Vernon Valley Sewer, Inc. filed voluntary petitions with the United States Bankruptcy Court for the District of New Jersey seeking reorganization under Chapter 11 of the United States Bankruptcy Code. There can be no assurance that Great American will be successful in its efforts to be reorganized under Chapter 11 of the United States Bankruptcy Code and that it may not be forced to be liquidate its assets and distribute the proceeds to its creditors.

	Competition

Competitors to Resort Club include timeshare operations in the Poconos and Catskills. They include Shawnee, Tree Tops and Split Rock in the Poconos, and Villa Roma in the Catskills. Atlantic City, a three hour drive away, has one very successful project known as the Flagship. None of the major operators in the timeshare market have property or sales offices within the New York metropolitan area.

	Seasonality

Sales of membership interests are primarily seasonal which correlates with the summer and winter seasons of Great Gorge's Action Park and winter ski operations, respectively. For the last three fiscal years, quarterly sales as a percentage of annual sales, for each of the fiscal quarters averaged: quarters ended December 31 - 15%, quarters ended March 31 - 27%, quarters ended June 30 - 18%, and quarters ended September 30 - 40%. The Company is not dependent upon a limited number of customers whose loss would have a materially adverse effect on the Company.

Resort Club (Continued)

	Employees

Throughout the year, primarily in connection with the operation of its membership program, the Company employs as many as 160 persons, the substantial majority of which are employed on a part-time basis. The Company believes it enjoys a satisfactory relationship with its employees. At present, the Company has approximately 42 year-round employees.

	Real Estate Investment Activities

Resort Club Accommodation Inventory Held in Trust. Management has determined that in order to adequately secure the members' interest in accommodations, title to certain of the Company's resort properties will be held in trust by trustees. Trustees will administer the collection of certain of the Company's notes receivable and the annual maintenance assessments from membership owners and retain funds for the payment of insurance, taxes and capital improvements. The trustees will pay the balance of the collections over to the Company on a regular basis, after deducting certain impounds, provided that annual maintenance assessments have been disbursed by the Company according to a budget submitted by the Company. Under the trust and management agreements, the Company will have the exclusive rights to the control and management of the facilities held in trust.

At September 30, 1996, the Company has sold 215,048 membership points. Based on the number of membership points sold, the Company is required to purchase a minimum inventory of 29 condominium units. Currently, the Company owns 6 condominium units free and clear, and has purchased 12 condominium units which are subject to mortgages in the principal amount of $577,881. In addition, the Company has entered into contracts to purchase the remaining 11 required condominium units for a purchase price of approximately $815,500. The Company has transferred approximately $1,400,000 in membership receivables in escrow in order to satisfy the outstanding mortgage balance and provision established at September 30, 1996. These membership receivables will be held in escrow until the required number of condominium units are purchased free and clear.


Ouray, Colorado Property and Mill. The Company is the owner of 10 acres of land in Ouray, Colorado, with the "Silver Shield" Mill located thereon. The mill, designed to mill silver, has not been operated for more than 50 years. The Company paid the balance of the purchase price for this property early in fiscal 1992 and listed the property for sale at a price of $239,000 based upon a listing of comparable neighboring property. Although the listing expired in October 1993, the Company did not renew the listing because of an ongoing reconstruction project in the vicinity which management believes may enhance the value of the Company's property. It is management's belief that this property will be sold for an amount at least equal to the Company's $142,000 cost, although no assurances can be given that such will be the case.

Other Investments. See Item 12 herein and Notes 3, 4, 6, 7, 8, and 14 of the Notes to the Consolidated Financial Statements as to investments made by the Company with entities affiliated with three directors, one of which is also the principal stockholder of the Company.


Item 2. Properties

In connection with the sale of the System, PriCellular purchased all of Resources cell site locations and assumed the W. Blockton lease.

Also in connection with the sale, PriCellular has assumed the lease of the Company's former principal executive offices originally from Resources to DCI which are located at 206 7th Street South in Clanton, Alabama and currently leases the Selma office from Resources on a month-to-month basis.

Subsequent to the sale of the cellular telephone system, the Company transferred its executive offices to 355 Madison Avenue, Morristown, New Jersey. In connection with this move, the Company entered into a lease agreement with St. Marks Associates, a real estate partnership owned 50% by Mr. Gene Mulvihill. The lease provides for a lease term of 5 years commencing December 1, 1995 with a base rent of $1,558 per month and a monthly payment of approximately $519 for the Company's proportionate share of impositions and operating expenses. The lease provides for rental adjustments for changes in the Consumer Price Index.

Item 3.	Legal Proceedings

The Company is not a party to any pending legal proceedings which it regards as material in nature.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended September 30, 1996. At a special meeting of the Company's stockholders held on November 6, 1995, by a vote of 3,355,048 in favor and 38,950 against, the Company's stockholders approved the sale of the System to the Northland subsidiary of PriCellular in accordance with the terms of the Asset Purchase Agreement dated as of May 8, 1995, the terms of which are hereinafter described.



PART II


Item 5.	Market for Common Equity and Related Stockholder
Matters

Resources' Common Stock is traded in the over-the-counter market. The following table sets forth the range of high and low bid and asked quotations for the Common Stock during the past two fiscal years as derived from reports furnished by the National Quotation Bureau.

Quarter Ended		Bid (1) 		  Asked (1)
			 High 		  Low 	High 	 Low
December 31, 1994	$1.375 		 $ .25    	$2.00	$ .75
March 31, 1995	 1.750		   .75	 2.00 	1.125
June 30, 1995	 1.125		   .50	 1.75	 .875
September 30, 1995	  .719		   .50	 1.50	 .8125

December 31, 1995	   .875		 .71875	 1.0625	 .875
March 31, 1996	  1.625		 .8125	 1.875	1.00
June 30, 1996	  1.125		1.00	 1.4375	1.25
September 30, 1996	   .750 		 .75	 1.00	1.00
____________
	(1) The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.
They do not necessarily represent actual transactions.

As of December 31, 1996, the number of record holders of Resources' Common Stock was 2,643. Resources has never paid a cash dividend on its Common Stock and anticipated capital requirements make it unlikely that any cash dividends will be paid on the Common Stock in the foreseeable future.

Item 6.	Management's Discussion and Analysis or Plan of
Operation

Introduction

The following discussions and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.

On November 7, 1995, the Company completed the sale of its System. The System was substantially the Company's only source of revenues. After November 7, 1995, the Company had no significant operations. On February 1, 1996, the Company, through its wholly owned subsidiary Diamond Leasing, pursuant to a pledge agreement, acquired 100% of the outstanding common stock of Resort Club. Accordingly, the Company's consolidated balance sheet at September 30, 1996 is not comparable to the consolidated balance sheet as of September 30 1995, and the Company's consolidated statement of operations and cash flows for the twelve months ended September 30, 1996 are not comparable to the twelve months ended September 30, 1995.


Results of Operations

Fiscal Year 1996 compared with Fiscal Year 1995

The net loss from continuing operations applicable to common shareholders for the twelve months of fiscal 1996 was $7,164,908 ($1.56 per share) as compared to a net loss from continuing operations applicable to common shareholders of $703,039 ($0.13 per share) in the comparable prior year period.

The net loss from continuing operations in fiscal 1996 was primarily a result of the write-off of certain deferred membership expenses of Resort Club in the aggregate amount of $6,247,862. In accordance with FASB No. 67, the Company reduced the carrying amount of deferred membership expenses to net realizable value.
In addition, during fiscal 1996, the Company recorded a provision of $3,818,371 which represents the net present value of the estimated annual maintenance and operating expenses, including reserves, for all the units, facilities and amenities with the present Resort Club program in excess of the annual membership dues collected by Resort Club.

In fiscal 1996, the Company recorded membership revenue of approximately $2,479,000 and corresponding membership expenses of approximately $2,060,000, excluding the write-off of over budgeted expenses described above. Membership expense primarily includes Operating Expenses of $193,100, Marketing and Selling Expenses of $988,837 and Product Costs of $471,528. In addition, the Company had other income of approximately $1,142,000 primarily from ski rental operations offset by $1,095,596 in expenses which primarily consisted of $1,025,000 in rent expense to Vernon Valley Recreation Association, Inc. (See Item 12 and Note 3 of the Notes to the Consolidated Financial Statements)

Also, the Company recorded a gain on sale of marketable securities of $3,811,938, primarily resulting from the sale of its PriCellular stock received as part of the proceeds from the sale of the cellular telephone system.

Net income from discontinued operations applicable to common shareholders for the twelve months of fiscal 1996 was $10,030,998 ($2.19 per share) as compared to net income from discontinued operations applicable to common shareholders of $1,354,515
($0.25 per share) in the comparable prior year period. The net income from discontinued operations was primarily a result of the sale of the Company's cellular phone system. (See Item 1 and Note 2 of the Notes to the Consolidated Financial Statements.)


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


Liquidity and Capital Resources

Fiscal Year 1996

During fiscal 1996, the Company had a loss from continuing operations of $7,164,908. Included in the loss from continuing operations is depreciation of approximately $108,000, which is a noncash expense. After reflecting the net change in assets and liabilities, net cash used by continuing operations was $4,034,413. In addition, income from discontinued operations provided net cash of approximately $8,210,000 as a result of the sale of the Company's cellular telephone system. Investing activities provided net cash of $2,118,839 and primarily includes investments in mortgages of $1,523,585, investments in a mutual fund and other marketable securities of approximately $382,000, investments in real estate and real estate related activities of $1,018,740, an amusement ride for $1,229,000, and a loan to Food Extrusion, Inc. of $1,750,000 offset by the sale of PriCellular Stock which generated cash proceeds of approximately $7.4 million. Financing activities used net cash of approximately $5,657,000 which resulted from the repayment of borrowings of approximately $5,148,000, and purchase of treasury stock of $1,396,591 offset by the proceeds of additional loans of approximately $887,000 Accordingly, during fiscal 1996, the Company's cash increased by approximately $637,000.

Fiscal Year 1995

During fiscal 1995, the Company had net income of approximately $651,000. Included in net income is depreciation and amortization and allowance for bad debts for an aggregate of approximately $1,155,000, which are non cash expenses. After reflecting the net change in assets and liabilities, net cash provided by operations was approximately $1,122,000. Investing activities included additions to properties of approximately $1,174,000 and a loan to a related party of approximately $1,129,000. Financing activities provided net cash of approximately $1,555,000 which resulted from the exercise of common stock purchase warrants of approximately $203,000 and a $2,000,000 loan received in connection with the sale of the System offset by the repayment of borrowings of approximately $648,000. Accordingly, during fiscal 1995, the Company's cash increased by approximately $373,000.

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

Sale of Cellular Assets (Continued)

The sale of the System was contingent upon obtaining the consent of the FCC to the assignment by DCI of the licenses to operate the System to Northland (which consent was obtained on June 9, 1995), and upon obtaining the approval of the sale from holders of a majority of the outstanding shares of the Company's Common Stock (which approval was obtained on November 6, 1995).

The Assets sold (subject to certain liabilities related to the System and being assumed by the Purchaser) included the FCC nonwireline license for the AL-4 RSA, the cellular sites, towers and related equipment used by the System, the real property on which the cellular sites are located, and the bulk of DCI's current assets.

The parties also agreed that effective August 1, 1995, PriCellular would become the manager of the System pursuant to a management agreement providing for a management fee to be paid to PriCellular equal to 7% of the gross revenues of the System during the term of the management agreement. Through November 7, 1995, the Company accrued $114,600 in connection with the management agreement.

The original purchase price of the system was $19,900,000 (after a $100,000 reduction for the amount by which certain liabilities assumed by the purchaser at the closing exceeded DCI's current assets) payable as follows: (a) $6,000,000 in cash, payable at the Closing which occurred on November 7, 1995, (b) $3,900,000 in cash payable 30 days following the Closing, and (c) $10,000,000 by delivery at the Closing of PriCellular's five-year, 4% Convertible
Subordinated Note in the principal amount of $10,000,000.   The
PriCellular Note was convertible into shares of PriCellular Class A Common Stock at $8.51 per share (i) at the option of the holder and (ii) at the option of PriCellular if the closing price for PriCellular Class A Common Stock when trading on the American
Stock Exchange   (or such other exchange  which at  such time may
be the principal exchange where such stock is traded) was $10.60 or higher for ten consecutive trading days.

At the closing, the initial $6,000,000 cash portion of the purchase price was reduced to the extent required to repay DCI's outstanding debt to Motorola (approximately $2,864,000) incurred to finance construction of the System, and to repay the 8%, $2,000,000 loan extended to DCI by PriCellular on April 7, 1995 in anticipation of the execution of the Asset Purchase Agreement. At the second closing, the $4,000,000 cash portion of the purchase price was decreased by $100,000, the amount by which assumed liabilities exceeded DCI's current assets. An aggregate $400,000 of the $3,900,000 balance of the purchase price was required to be held in escrow for a one year period following the closing, to ensure the accuracy of the Company's representations and warranties.

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



Sale of Cellular Assets (Continued)

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

The cash payments and the proceeds from the sale of PriCellular
Stock through September 30, 1996 were applied substantially as follows:

a)	 Repayment of Motorola debt and
   accrued interest incurred to
   finance construction of the System.	$  2,864,226

b)	 Closing costs	  747,955

c)	 Escrow account deposit	  400,000

d)	 Advances to Resort Club	6,225,442

e)	 Investment in mutual fund and other
    marketable securities	  381,723

f)	 Investment in RTC mortgages	1,600,000

g)	 Prepaid lease	  950,000

h)	 Investment in Food Extrusion	1,750,000

i)	 Purchase of the Company's common stock
    from former President	1,664,450

j)	 Purchase of the Company's common stock
    from unrelated parties	  562,343

k)	 Investments in real estate and real
    estate related activities	1,018,740

l)	 Investment in Space Shot and
    Piston Bullies	1,394,710

	Total:	 $19,559,589



	Proceeds from the System Sale Payable to Former President

In lieu of a severance payment and in appreciation for her services in developing the System, the Board of Directors had agreed in principle with Ms. Evers-Tierney that in the event of consummation of the sale of the System, the Company would repurchase all of the shares of the Company's Common Stock owned by Ms. Evers-Tierney, her son and her husband, at a price equal to the "book value" of such shares computed as of the first business day after the Closing. The determination of "book value" would be made by the Company's auditors, computed on an accrual basis giving effect to the sale and the expenses and taxes incurred in connection with the sale, but without deducting any severance payment obligations to Ms. Evers-Tierney (which were waived) or the stock repurchase obligation to Ms. Evers-Tierney and her family. As a result, pro rata payment was made to Ms. Evers-Tierney and her family. Ms. Evers-Tierney and her family had the right to obtain part of such payments in PriCellular notes. As of September 30, 1996, the Company purchased an aggregate of 943,411 shares of the Company's Common Stock from Ms. Evers-Tierney and her family at a purchase price equal to approximately $500,000 in cash and 182,500 shares of PriCellular Common Stock of which 50% was allocated to the purchase of Treasury stock and 50% as a cost in connection with the sale of the System. With the exception of the above described payments to the Company's former president and members of her family, no portion of the sale proceeds were distributed directly to the Company's shareholders. In addition, Ms. Evers-Tierney received approximately $136,000 pursuant to a consulting arrangement with the Company during fiscal 1996.


	Future Business Plans

 The System was substantially the Company's only source of revenues. Immediately after completion of the sale of the System, the Company had no significant operations.


On February 1, 1996, the Company, through its wholly owned subsidiary, Diamond Leasing, pursuant to a pledge agreement, acquired 100% of the outstanding common stock of Resort Club. Resort Club is engaged in the business of offering membership interests in the Great Gorge Resort to the general public. As of September 30, 1996, the Company's primary business operations are in connection with the sale of membership interests through Resort Club.


In addition, management presently intends to apply the bulk of the Company's resources in some or all of the following real estate development activities: residential, commercial and resort development. Some of such activities may be conducted with entities affiliated with management such as Great American and affiliated companies. The Company's involvement may be as a sole principal, a partner, a joint venturer or in some other form.

As of September 30, 1996, the Company had engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated entities (see Item 12 and Note 3 of the Notes to the Consolidated Financial Statements). In addition, as of September 30, 1996, the Company had made an investment in Food Extrusion, Inc. (see Note 7 of the Notes to the Consolidated Financial Statements) and purchased mortgages from the Resolution Trust Company (see Note 6 of the Notes to the Consolidated Financial Statements).

The Company may also seek to pursue real estate development activities on its "Silver Shield" Mill property in Colorado. Despite the foregoing, management reserves the right to apply the Company's resources in other businesses as opportunities present themselves.


Item 7.	Financial Statements

	Financial statements are attached hereto.

Item 8.	Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure

	None.

PART III

Item 9.  Directors and Executive Officers, Promoters and Control
Persons, Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company are as follows:

						Principal		Director
Name				Age		Occupation		Since

Gene W. Mulvihill*	62		Director; Chief
						Executive Officer	 1981

William E. McManus II*	41		President
						and Director	 1995

Joseph R. Bellantoni*   34		Treasurer; Chief
						Financial Officer
						and Director	1995

Paul J. Donahue		63		Director		1995

Thomas Conlin		62		Director		1996

Robert Harris		41		President,
						Resort Club		----

Christina Riker		30		Chief Financial
						Officer, Resort Club	----

Andrew Mulvihill		33		Executive Officer,
						Resort Club		----
____________
	(*) Member of the Executive Committee.  The Executive
Committee is responsible for oversight with respect to executive decisions.

Mr. Gene W. Mulvihill became CEO of the Company on November 7, 1995. Gene W. Mulvihill is a private investor, involved in venture capital, golf course and real estate development. Mr. Mulvihill was one of the founders, in 1983, of American Cellular Network Corporation (Amcell), a public owner and operator of cellular telephone systems in the Northeast corridor between New York City and Washington D.C., and was active in assisting in the development and financing of Amcell until its acquisition in 1987. Mr. Mulvihill was founder, Chairman of the Board and the major stockholder of Ribi ImmunoChem Research, Inc. involved in the biotechnology industry from 1981 to 1985. Mr. Mulvihill was founder of NMR of America, Inc., a public company involved in magnetic resonance imaging and was a primary shareholder from 1985 to 1986. Mr. Mulvihill was Chairman of the Board of Great American and a principal stockholder from 1981 to January 1991 and a Director from 1991 to 1994. Great American is involved in the recreation industry.

Mr. McManus became a Director of the Company in April 1995 and was elected President in November 1995. He has been employed in the private practice of law for more than the past five years.


Mr. Bellantoni had been a Director and Treasurer of the Company from April 1995 through March 19, 1996. He subsequently became a Director and Treasurer of the Company in October 1996. Mr. Bellantoni was previously employed by Great American through October 1996. He had been employed by Great American since February 1989, where he became Vice President of Administration in
1993 and Chief Financial Officer in June 1994.   On February 14,
1996, an involuntary bankruptcy petition was filed against Great American by three creditors in the United States Bankruptcy Court, Newark, New Jersey. From May 1987 to February 1989, he was employed by Jaymont Properties, Inc., an owner, developer, and manager of commercial real estate as a Project Analyst. Prior to working with Jaymont, Mr. Bellantoni was employed by KPMG Peat Marwick from November 1983 through May 1987.

Mr. Donahue is currently employed by Crystal Springs Golf Club as a Pro Shop Manager. Prior to working at Crystal Springs, Mr. Donahue was employed as a Bank Examiner with the State of Florida in 1994 and from 1990 through 1993, he was employed by Midlantic Bank as a Vice President.

Mr. Conlin became a Director of the Company in November 1996. He has been engaged in the business of real estate sales for more than the past five years. Prior to his involvement in real estate, Mr. Conlin was a member of the New York Stock Exchange.

Mr. Harris became President of Resort Club in May 1996. He has been engaged in the business of vacation membership sales for more than 15 years. Prior to Resort Club, Mr. Harris owned and operated Resort Marketing and Travel as a broker selling exclusively for Vacation Internationale. Vacation Internationale had previously employed Mr. Harris from May 1993 through May 1996.

Ms. Riker became Chief Financial Officer of Resort Club in September 1996. She was previously employed by BFI (Browning-Ferris Industries) as a controller for New Jersey operations from May 1992 to September 1996. Prior to working for BFI, Ms. Riker was employed by Electro-Alloys Corporation as Controller of East coast operations.

On or about March 1, 1993, Mountain Resort Properties, Inc.("MRP"), a corporation wholly owned and controlled by Andrew Mulvihill, the son of Gene Mulvihill, entered into an agreement with Resort Club, whereby in return for compensation of 3% of the gross sales of Resort Club, MRP is responsible for providing the following services to Resort Club: 1) develop a club membership program; 2) develop accommodation inventory; 3) develop and construct the Mountain Top Recreation Area and all inclusive amenities; 4) acquire and renovate condominium inventory for Resort Club; 5) recruit and manage a sales, marketing, administrative, and fulfillment team; 6) develop and implement a business plan; and 7) manage collections. In furtherance of discharging the aforementioned obligations, Andrew Mulvihill works with and otherwise directs the efforts of Robert Harris, the President, and Christina Riker, the Chief Financial Officer of Resort Club. In this capacity, Andrew Mulvihill will make a significant contribution to the business of Resort Club and the establishment and the implementation of Resort Club policy decisions. Andrew Mulvihill may be deemed to be an executive officer of Resort Club, as that term is defined under the Securities Exchange Act of 1934. Andrew Mulvihill is currently the President and Owner of MRP, a New Jersey licensed real estate brokerage firm in Vernon, New Jersey. Andrew Mulvihill is also the manager of Crystal Springs Builders, L.L.C. formed in June of 1995, which is a New Jersey licensed builder who designs, develops, and constructs single family homes, commercial buildings, golf courses and other related facilities. Prior to managing Crystal Springs Builders, Andrew Mulvihill was the developer/builder for the Great Gorge Village condominium complex which consists of 1,400 units. Andrew Mulvihill is a graduate of Stanford University.



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

	Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 1996, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with in fiscal 1996.

Item 10.  Executive Compensation

The following table sets forth all cash compensation paid or accrued by the Company during the three years ended September 30, 1996 to its Chief Executive Officer and any other executive officer who received compensation in excess of $100,000 in any such fiscal year. The Company's group life, health and hospitalization plans do not discriminate in favor of the executive officers and directors of the Company and are generally available to all salaried employees.

SUMMARY COMPENSATION TABLE

							Annual Compensation			Long-Term Compensation
Name and  	Fiscal	Salary	Bonus	 Other	  Option	Restricted	LTIP	All
Principal 	Year							 Annual	  SARs	Stock		Payouts	Other
Position									Compensation			Awards	       Compensation

Andrew Mulvihill,
   Exec.Officer,
   Resort Club	 1996		$ - 0 -	$ - 0 -	$200,009	- 0 -	- 0 -	  $ - 0 -  $ - 0 -

Gene W. Mulvihill,
   Chief Executive
   Officer	    1996		$ - 0 -	$ - 0 -	$ - 0 -	- 0 -	- 0 -	  $ - 0 -  $ - 0 -

Debra Evers-Tierney,
President and
   Chief Executive
   Officer	 	 1995		$112,333	$ - 0 -	$ - 0 -	- 0 -	- 0 -   $ - 0 -  $ - 0 -

Debra Evers-Tierney
President and
   Chief Executive
   Officer		1994	   $108,849	$82,837(1)$ - 0 -	25,000 - 0 -  $ - 0 -  $ - 0 -
__________
	(1)  On June 26, 1994, the Board of Directors in
consideration for the operating results achieved by DCI in fiscal
1992 and 1993 which it determined was largely due to the efforts of Ms. Evers-Tierney, authorized the payment to Ms. Evers-Tierney of a bonus of $40,608 with respect to fiscal 1992 and a bonus of
$42,229 with respect to fiscal 1993, or an aggregate bonus of
$82,837.  The bonus, payable in January 1995, was based on a percentage of the improvement in DCI's operating results for the particular fiscal year as contrasted with the previously
forecasted operating results for such periods.


	Employment Agreements

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

In lieu of the severance payment described above and in appreciation for her services in developing the System, the Board of Directors agreed in principle with Ms. Evers-Tierney that upon consummation of the sale of the System (see Item 1 herein and Note 2 of the Notes to the Consolidated Financial Statements), the Company would repurchase all of the shares of the Company's Common Stock owned by Ms. Evers-Tierney, her son and her husband, at a price equal to the "book value" of such shares computed as of the first business day after the closing. The determination of "book value" was made by the Company's auditors and was computed on an accrual basis giving effect to the sale and the expenses and taxes to be incurred in connection with the sale, but without deducting any severance payment obligations to Ms. Evers-Tierney (which was waived) or the stock repurchase obligation to Ms. Evers-Tierney and her family. As a result, pro rata payments were made to Ms. Evers-Tierney and her family.Ms. Evers Tierney and her family had the right to obtain part of such payments in PriCellular notes.
As of September 30, 1996, the Company purchased an aggregate of 943,411 shares of the Company's Common Stock from Ms. Evers-Tierney and her family at an aggregate purchase price equal to approximately $500,000 in cash and 182,500 shares of PriCellular Common Stock of which 50% was allocated to the purchase of Treasury stock and 50% as a cost in connection with the sale of the System. With the exception of the above described payments to the Company's former president and members of her family, no portion of the sale proceeds were distributed directly to the Company's shareholders. In addition, Ms. Evers-Tierney received approximately $136,000 pursuant to a consulting arrangement with the Company during fiscal 1996.

	Employment Agreements(Continued)

On or about March 1, 1993, MRP, a corporation wholly owned and controlled by Andrew Mulvihill, the son of Gene Mulvihill, entered into an agreement with Resort Club, whereby in return for compensation of 3% of the gross sales of Resort Club, MRP is responsible for providing the following services to Resort Club:
1) develop a club membership program; 2) develop accommodation inventory; 3) develop and construct the Mountain Top Recreation Area and all inclusive amenities; 4) acquire and renovate condominium inventory for Resort Club; 5) recruit and manage a sales, marketing, administrative, and fulfillment team; 6) develop and implement a business plan; and 7) manage collections. In furtherance of discharging the aforementioned obligations, Andrew Mulvihill works with and otherwise directs the efforts of Robert Harris, the President, and Christina Riker, the Chief Financial Officer of Resort Club. In this capacity, Andrew Mulvihill will make a significant contribution to the business of Resort Club and the establishment and the implementation of Resort Club policy decisions. Andrew Mulvihill may be deemed to be an executive officer of Resort Club, as that term is defined under the Securities Exchange Act of 1934. As of September 30, 1996,
MRP has earned approximately $354,200
($200,009 during fiscal 1996) pursuant to its agreement with Resort Club, of which approximately $222,400 remains unpaid.

	Stock Options Granted in Fiscal 1996

No options were granted during fiscal 1996.


Item 11.  Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth, as of December 31, 1996, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of Resources' Common Stock as well as the number of shares of Common Stock beneficially owned by all Directors of Resources and all Directors and officers of Resources as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of Resources' Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options owned by such holder at said date.

Name of			Amount and Nature of		Percent
Beneficial Owner		Beneficial Ownership	of Class

Directors:
Gene W. Mulvihill			2,396,300(1)		57%

William E. McManus II		-0-  				-0-

Joseph R. Bellantoni		-0-				-0-

Paul J. Donahue			-0-				-0-

Thomas Conlin			-0-				-0-

Robert Harris			-0-				-0-

Christina Riker			-0-				-0-

Andrew Mulvihill			-0-				-0-

All Officers and
Directors as a Group 	   2,396,300(1) 			57%
(four persons)
_____________
	(1)  Includes 625,000 shares owned by Blue Horizon
Corporation as well as 400,000 shares issuable upon exercise of outstanding Warrants. Blue Horizon Corporation is owned by members of Mr. Mulvihill's immediate family.

Item 12. Certain Relationships and Related Transactions

During the period of October 1, 1994 through September 30, 1996, the Company engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated entities. Specifically, the Company has entered into transactions with Resort Club, Great American, Madison Avenue Financial Corporation ("MAFC"), Stonehill Recreation, and Great Mountain Development Corporation ("GMD") of which the Company's Directors and Officers are either principal shareholders and/or Officers and Directors. In this regard, William McManus, a Director of the Company and its President, is also a former Officer of GMD, and the President of MAFC. Mr. Bellantoni, the Secretary, Treasurer and Director of the Company was Vice President and Chief Financial Officer of Great American and is currently a Director of Great American; Gene Mulvihill, the Chairman of the Board and Chief Executive Officer of the Company is a principal shareholder and former Officer of GMD and former Chairman of the Board and Chief Executive Officer of Great American and his daughter is a Director, and the President and Chief Operating Officer of such corporation. Mr. Gene Mulvihill's son, Andrew Mulvihill is the Chief Executive Officer of Resort club and a former officer of GMD.

Item 12. Certain Relationships and Related Transactions
(Continued)

An entity beneficially owned by Gene Mulvihill is also owed $147,960 by Resort Club, currently due and owing and has been granted a security interest in Resort Club membership promissory notes to secure repayment of indebtedness. However, such security interest is subordinate to all security interests in such notes.

On March 29, 1996, but effective as of June 1, 1993, Resort Club entered into amended and restated agreements with Vernon Valley, Great Gorge and Great Valley, all subsidiaries of Great American whereby in consideration for an aggregate payment of 10% of the gross sales price of each Resort Club membership, these entities will provide amenities and access to certain properties for the benefit of Resort Club members. The amenities provided by Great American include admission passes to the Vernon Valley and Great Gorge ski facilities, admission passes to the Action Park and admission passes to the Mountain Top Recreation Center, all for a period of 35 years. As of September 30, 1996, Resort Club has accrued an aggregate of $1,302,487 due to Great American for the amenities and access to certain property for which it made payments of approximately $969,846, leaving an outstanding balance of $332,641 due to Great American as of September 30, 1996. Also on March 29, 1996, Resort Club entered into an amended and restated agreement with Stonehill Recreation, the entity which owns and operates the Spa and Country Club at Great Gorge on terms similar to those that were entered into with Great American, except that the consideration payable to Stonehill Recreation from Resort Club represents $25,000 for each condominium controlled by Resort Club. As of September 30, 1996, Resort Club has accrued an aggregate of $700,000 due to Stonehill Recreation for amenities which is due and payable. Andrew J. Mulvihill, an Executive Officer of Resort Club is the beneficial owner of 33.3% of Stonehill Recreation and Christopher Mulvihill, the son of Mr. Gene Mulvihill, is the beneficial owner of 33.3% of Stonehill Recreation.

On November 10, 1995, the Company entered into an assumption agreement with Mr. Gene Mulvihill, whereby the Company assumed indebtedness of $750,000 for a loan previously advanced to Mr. Mulvihill by his two partners in St. Marks Associates, the Company's current landlord, on or about May 19, 1995. The Company assumed the said indebtedness in exchange for an equal amount of Resort Club receivables. Resort Club receivables were incorporated into the second loan agreement with Resort Club described above. The loan was paid in full on February 15, 1996 together with interest at 15%.

On March 31, 1996, the Company entered into an agreement to purchase 9 condominiums from Mr. Gene Mulvihill which are used in connection with Resort Club for an aggregate purchase price of $878,500. Of the condominiums purchased, eight are located in the Great Gorge Resort and one is located in the Resort of Palmas Del Mar, Puerto Rico. As of September 30, 1996, the Company has a remaining balance due on the purchase of $378,530 which is evidenced by a promissory note bearing interest at 10.25%.

Subsequent to the sale of the System, the Company transferred its executive offices to 355 Madison Avenue, Morristown, New Jersey. In connection with this move, the Company entered into a lease agreement with St. Marks Associates, a real estate partnership owned 50% by Mr. Gene Mulvihill. The lease provides for a lease term of 5 years commencing December 1, 1995 with a base rent of $1,558 per month and a monthly payment of approximately $519 for the Company's proportionate share of impositions and operating expenses. The lease provides for rental adjustments for changes in the Consumer Price Index.

Item 12. Certain Relationships and Related Transactions
(Continued)

On December 1, 1995, Diamond Leasing entered into a lease agreement with Vernon Valley. The lease term commenced on December 15, 1995 and expired on March 15, 1996. Pursuant to the lease, Diamond Leasing leased the Vernon Valley/Great Gorge Ski Area Rental Shops and all fixtures located thereon as well as the ski rental equipment. In consideration for this lease, Diamond Leasing agreed to: 1) pay a base rent of $950,000; 2) pay additional rent of $75,000 which represents an unallocated payment for services provided by Vernon Valley, including but not limited to security, maintenance of the leased premises, and general administrative services; and 3) pay a percentage of gross revenue equal to 50% of gross revenues in excess of $1,000,000. The Lease provided for a cap limitation equal to a 28% rate of return to Diamond Leasing. Proceeds received in excess of a 28% rate of return were required to be remitted to Vernon Valley. The Lease also provided Diamond Leasing with the absolute right of renewal for three additional consecutive December 15 - March 15 lease terms. Through September 30, 1996, Diamond Leasing received net proceeds of approximately $984,000 (excluding the $75,000 additional rent which was paid directly to Vernon Valley from ski rental receipts) on this transaction and owes no further obligation to Vernon Valley, and consequently had a net gain on the transaction.

Diamond Leasing entered into a capital lease for two Piston Bullies with Bombardier Capital, Inc. ("Bombardier") commencing January 1, 1996 for a term of 18 months ending September 1, 1997. Piston Bullies are snow grooming machines used for grooming ski trails. The lease provides for 11 payments with aggregate rental payments of approximately $165,700 and has a $10,901 purchase option at the end of the lease term. Concurrent with entering into the lease agreement with Bombardier, Diamond Leasing entered into a sublease agreement with Vernon Valley on similar terms with Diamond Leasing's lease agreement with Bombardier except that the rental payment had been adjusted to reflect a rate of return to the Company of 28%. In connection with the lease agreement, Bombardier filed financing statements to protect its security interest. In addition, the Company pledged 10,000 shares of its PriCellular Class A Common Stock with Bombardier as additional collateral. As of September 30, 1996, the outstanding balance due Bombardier was $76,498.

On January 15, 1996, Vernon Valley failed to make the required payments pursuant to the Piston Bully Lease Agreement causing a default. As a consequence of the default, Diamond Leasing accelerated the amount due under the Lease Agreement. Presently, Diamond Leasing has a claim against Vernon Valley for all sums due under the Lease Agreement, including any and all costs and expenses, including reasonable attorney fees, incurred by Diamond Leasing to collect the claim.

On January 26, 1996, Diamond Leasing entered into a loan agreement and advanced $269,500 to Great American in connection with a loss suffered by Great American resulting from a flood that occurred on January 12, 1996. As collateral for the $269,500 loan, Great American assigned to Diamond Leasing its interest in the insurance proceeds to the extent of $269,500 together with interest at 9% per annum. As further consideration, Diamond Leasing and Vernon Valley amended the ski rental shop lease to provide that prior to any "additional rent" being paid to Vernon Valley pursuant to the lease agreement funds will be paid to Diamond Leasing until the principal amount of the loan is fully paid with accrued interest. As of September 30, 1996, Diamond Leasing received payments of $172,366 on this loan pursuant to the assignment and "additional rent" described above with a remaining balance of $97,134 outstanding as of September 30, 1996.


Item 12. Certain Relationships and Related Transactions
(Continued)

On March 19, 1996, Diamond Leasing agreed to purchase 92 condominium lots from GMD, at a price of $1,820,000 payable as follows: (i) $270,500 on or before April 1, 1996, (ii) the assumption of any and all filed liens affecting the Property; and
(iii) the balance from the net cash flow realized from the development of the Property. Each of the parties agreed to seek Bankruptcy Court approval for this transaction. The closing occurred on April 1, 1996 with Diamond Leasing acquiring good and marketable title to the property insurable at regular rates and with customary adjustments made at the closing. Finally, Diamond Leasing offered GMD the Option to participate in the development of the Property.

On or about July 24, 1992, Great American and one of its subsidiaries were indebted to the Company for prior loans, in the aggregate amount of approximately $680,000. At such date, the Company agreed to reduce the amount of the indebtedness to $600,000 in return for a $600,000 secured position in a junior
participation hereinafter described held by MAFC.    MAFC held a
second junior participation in a loan agreement between Great American and First Fidelity Bank, N.A. ("First Fidelity"). MAFC's second junior participation was limited to receiving a pro rata share of the interest paid by Great American to First Fidelity under a secured promissory note (the "Term Note") until First Fidelity and a prior participant had received full payment on the indebtedness totaling approximately $11,750,000 owed to them. The Term Note was secured by a lien on Great American's assets. On July 24, 1992, the total principal indebtedness owed on the Term Note was $14,450,000 with approximately $1,400,000 of such amount owed to MAFC. Interest on the Term Note was payable monthly at an annual rate equal to 2-1/2% above First Fidelity's prime rate. By virtue of its agreement to reduce the indebtedness owed to it to $600,000 for a participation in MAFC's position, the Company became entitled to 6/14ths of each monthly interest payment received by MAFC subsequent to July 24 1992. The Company had filed a financing statement and held a secured position in the payments made to MAFC under the Term Note.

In October 1995, Noramco (NJ) Inc. ("Noramco") and Skival, Inc. entered into an agreement with MAFC whereby MAFC agreed to accept 88.24% or $1,235,360 of the $1,400,000 second junior participation in the Great American indebtedness. Thereafter, MAFC agreed to accept approximately 50% of the amount due and owing in cash and the balance in the form of a note from Noramco in consideration of MAFC receiving a secured position in Skival, Inc.'s option agreement with Praedium. Accordingly, the Company adjusted its carrying value of the MAFC investment to $529,440 as of September 30, 1995. The Company accepted a discount on its participation in consideration for being immediately repaid the $529,440 in cash payment made by Noramco. The proceeds were utilized as a down payment on nine condominiums purchased from GMD for an aggregate purchase price of $805,000, an amount which approximates fair market value. The balance of $285,560 was paid at closing of title on April 1, 1996.

On April 5, 1996, the Company, through a wholly owned subsidiary, Star II Leasing Corporation, agreed to purchase an attraction known as the Space Shot from S & S Sports Power, Inc. for the sum of $1,250,000. Concurrently, Diamond agreed to lease the Space Shot to Vernon Valley at an annual rental equal to $300,000 for a term of four (4) years subject, however, to Vernon Valley achieving a certain level of revenues, failing which no payment will be made to the Company, but will accrue and be due and payable to the Company in the subsequent years of the said Lease Agreement. Mr. Mulvihill, an officer and director of the Company, is a 50% owner of S & S Sports Power, Inc. In connection with the acquisition of this ride, Mr. Mulvihill has agreed to forfeit all allocated profits and direct same to the Company. No payments were made in fiscal 1996 pursuant to this lease agreement.


Item 12. Certain Relationships and Related Transactions
(Continued)

As of September 30, 1996, the Company, through Diamond Leasing, advanced $882,090 to Summit Bank ("Summit") and Lakeview Savings
Bank ("Lakeview") in connection with a limited forbearance agreement entered into between Summit, Lakeview, Eugene Mulvihill and Robert and Stanley Holuba.

On March 1, 1994, loans made by Summit and Lakeview to Vernon Valley had matured and were immediately due and payable. Vernon Valley failed to fully pay the loan obligations which constituted a material default under the Vernon Valley loan documents, and together with the filing of bankruptcy by Vernon Valley, also constituted a material event of default under the Vernon Valley loan documents.

As part of the original loan transactions, Mr. Mulvihill and Mr. Stanley and Robert Holuba (the "guarantors") guaranteed the Summit and Lakeview loans. The outstanding loan balance, including principal, interest, and other costs, at September 30, 1996 was approximately $4,607,184. The payment made by the Company to Summit and Lakeview was made in connection with a limited forbearance agreement for which the banks agreed to forebear from exercising their respective rights and remedies under the Vernon Valley loan documents.

Simultaneously with Diamond Leasing's advance of $882,090, the guarantors assigned their rights of subrogation to Diamond Leasing. Under the rights of subrogation, Diamond Leasing has a security interest in the collateral, the Great Gorge South Summit Lodge and ski facility. Management believes that the value of the collateral is in excess of the Summit and Lakeview liens. In addition, management believes there is an advantage to working with Summit and Lakeview since they hold a first mortgage lien on the Great Gorge South Summit Lodge and ski facility. This facility currently provides amenities to Resort Club members.

On February 14, 1996, an involuntary bankruptcy petition was filed against Great American by three creditors in the United States Bankruptcy Court, Newark, New Jersey. On April 2, 1996, Great American and its wholly owned subsidiaries, Vernon Valley, Great Valley, Great Gorge, Great Heritage, Inc., TAV, Inc., Stonehill Management Corp., Stonehill Maintenance Corp., Stonehill Water, Inc., Stonehill Sewer, Inc., Vernon Valley Sewers, Inc. and GMD filed voluntary petitions with the United States Bankruptcy Court for the District of New Jersey seeking reorganization under Chapter 11 of the United States Bankruptcy Code. There can be no assurance that Great American will be successful in its efforts to be reorganized under Chapter 11 of the United States Bankruptcy Code and that it may not be forced to liquidate its assets and distribute the proceeds to its creditors.

	Parent of the Company

Gene W. Mulvihill, the Chief Executive Officer and a Director of the Company and beneficial owner of approximately 57% of the outstanding Common Stock may be deemed the "parent" or controlling person of the Company as that term is defined in the Regulations promulgated under the Securities Act of 1933.


PART IV

	Item 13. Exhibits, Financial Statement Schedules and Reports
on Form 8-K
											Page
(a) 	(1) Financial Statements.

	Independent Auditors' Report       	                 			S-1
	Consolidated Balance Sheet - September 30, 1996   			S-2-3
	Consolidated Statements of Operations -
	 years ended September 30, 1996 and 1995             			S-4
	Consolidated Statements of Stockholders'
	 Equity - years ended September 30, 1996 and 1995    			S-5
	Consolidated Statements of Cash Flows -
	 years ended September 30, 1996 and 1995             			S-6-7
	Notes to Consolidated Financial Statements       			S-8-26

(2) Financial Statement Exhibits - None

	(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

	(c) Exhibits:

  3(a)	  Certificate of Incorporation of
Registrant and Amendment No.1 thereto(1)

    (b)  Certificate of Amendment dated June 24,
1992 to Certificate of Incorpor-ation reducing the authorized shares of Common Stock to 25,000,000, increasing the par value to $.01 per share and effecting a one-for-four reverse stock split(2)
    (c) By-laws of Registrant(1)
  4(d) Specimen Common Stock Certificate, $.01 par value(2)
     	10(h) Consulting Agreement and First Amendment to the Consulting Agreement dated November 11, 1989 between the Registrant and Gene W. Mulvihill(3)
     	10(i) Employment Agreement dated as of October
1, 1990 between the Registrant and Debra Evers-Tierney(4)
     	10(j) Contract for Sale of Vernon Valley Brewery Incorporated dated March 21, 1990 (but effected in June, 1990) between Empire State Brewing Company Inc. as Buyer and the Stockholders of the Brewery including the Registrant as Sellers including $400,000 Promissory Note issued by the Buyer to the Registrant(4)
     	10(k) Cellular System Purchase Agreement dated as of June 28, 1991 between Resources and Motorola and assignment by Resources on September 3, 1991 to DCI(5)
	10(l) Cellular System Financing Agreement dated June 27, 1991 between DCI and Motorola(5)
     	10(m) Building Lease as of September 1, 1991 between Resources and DCI as amended effective September 1, 1992(2)



	Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

	     		10(n) Cell Site and Tower Lease as of September 1, 1991 between Resources and DCI as amended effective September
1, 1992(2)
		     	10(o) Form of 5% Promissory Note and Warrant sold in the Registrant's October 1993 private placement

____________
(1)	Filed as an exhibit to the Registration Statement on Form S-
1 (File No. 2-66471) of the Registrant and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's annual report on
Form 10-KSB for the year ended September 30, 1992 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's annual report on
Form 10-K for the year ended September 30, 1989 and incorporated herein by reference.
(4)   	Filed as an exhibit to the Registrant's annual report on
Form 10-K for the year ended September 30, 1990 and incorporated herein by reference.

(5)   	Filed as an exhibit to the Registrant's current report
on Form 8-K for October 9, 1991 and incorporated herein by reference.

			22. Subsidiaries of Registrant:

	Name						State of Incorporation
Dominion Cellular, Inc.			     	       New Jersey
Diamond Leasing and Management Corp.	       New Jersey
Diamond World Funding Corp.			       New Jersey
Resort Club, Inc.					       New Jersey
Star II Leasing Corporation			       New Jersey

			   (d) Financial statements omitted from annual
report to shareholders filed herewith - None.












Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		             			DOMINION RESOURCES, INC.


Dated: February 28, 1997            By:/s/ Gene Mulvihill


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature					Title				Date

/s/ Gene Mulvihill
Gene Mulvihill			Chief Executive
					Officer and Director	February 14, 1997

/s/ William E. McManus II
William E. McManus II		President and Director	February 14, 1997

/s/ Joseph R. Bellantoni
Joseph R. Bellantoni		Treasurer; Chief
					Financial Officer
					and Director		February 14, 1997

/s/Paul J. Donahue  		Director			February 14, 1997
Paul J. Donahue

/s/Thomas Conlin  		Director			February 14, 1997
Thomas Conlin

/s/Robert Harris 		President, Resort Club	February 14, 1997
Robert Harris

/s/Christina Riker  		Chief Financial Officer,
Christine Riker			 Resort Club		February 14, 1997


/s/Andrew Mulvihill  		Executive Officer,
Andrew Mulvihill			Resort Club			February 14, 1997









INDEPENDENT AUDITORS' REPORT




Dominion Resources, Inc. and Subsidiaries
Morristown, New Jersey

We have audited the accompanying consolidated balance sheet of Dominion Resources, Inc. and Subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two fiscal years ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dominion Resources, Inc. and Subsidiaries as of September 30, 1996, and the results of its operations and its cash flows for the two fiscal years ended
September 30, 1996, in conformity with generally accepted accounting principles.





                   ELLIOT H. GOLDBERG, CPA, P.C.

December 20, 1996




S-1

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1996


ASSETS




Current assets:
	Cash and cash equivalents (Note 1)	   $  903,659
	Cash held in escrow (Note 2)			400,000
	Investment in mutual fund
	  and other marketable securities (Note 1)	381,723
	Investment in PriCellular
	Corporation (Note 4)					112,213
	Membership Receivables, net
	  (including allowance for doubtful
	  accounts of $261,798 at September
	  30,1996) (Note 1)				    1,335,268
	Accrued interest and other receivables		235,269
	Prepaid expenses and other assets		 86,389
	Deferred Membership Interests
	Held for Sale (Note 1)			    7,105,621
          Total current assets		   10,560,142

Property, equipment, furniture,
	and fixtures, net of accumulated
	depreciation and amortization of
	$137,736 at September 30, 1996
	(Note 1)						    1,486,121

Other assets:
	Membership Receivables, net
	  (including allowance for doubtful
	  accounts of $928,191 at September
	  30,1996 (Note 1)				    4,619,960
	Note Receivable - Great Gorge (Note 3)		 97,135
	Mortgages receivables (Note 6)		    1,523,585
	Note Receivable and accrued
	 interest - Food Extrusion, Inc. (Note 7) 1,474,861 Investment in Food Extrusion, Inc. (Note 7) 361,941
	Asset held for sale (Note 8)			165,700
	Real estate  and real
	 estate related activities
	 (Notes 3 and 5)				    1,690,864
       Total other assets			    9,934,046
       Total assets				  $21,980,309




See accompanying notes
S-2

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
SEPTEMBER 30, 1996

LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
	Accounts payable and
	  accrued liabilities (Note 9)  		$ 6,950,172
	Mortgages payable, current portion
	 (Note 11)					     29,117
	Notes payable, current portion
	 (Note 11)					  1,611,490
	Capital Lease (Note 11)			     76,498
	Deferred Membership Revenue (Note 1)	  9,326,866
       Total current liabilities		 17,994,143



Long-term liabilities:
	Mortgages payable, net of
	 current maturities (Note 11)		    294,745
    Total long-term liabilities 	 	    294,745


Stockholders' equity:
	Common stock,  $0.01 par value;
	  authorized -25,000,000 shares;
	  issued and outstanding -4,229,354
	  shares at September 30, 1996 		     42,294
	Additional paid-in capital			  5,058,706
	Accumulated deficit				    (26,284)
	Less: 1,326,646 shares held
	  in treasury (Note 13)			 (1,383,295)
    Total stockholders' equity		  3,691,421
    Total liabilities and stockholders'
		 equity					$21,980,309





See accompanying notes
S-3


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

						   1996   		   1995
Revenues
	Membership revenue		$2,479,294		$      0
	Membership annual fee
	  revenue 			   379,447			 0
	Ski rental shop revenue
	 and other revenue		 1,142,069		  98,536
      Total revenues		 4,000,810		  98,536

Expenses:
	Ski rental shop and other
	  operations			 1,095,596		 135,723
	Membership operations	 4,904,595			 0
	Member maintenance		 4,235,001			 0
	Marketing and selling	 3,424,185		   1,486
	General and administrative
	  expenses			 1,132,537		 101,566
	Depreciation and
	  amortization			   107,979		  22,144
          Total expenses	14,899,893		 260,919

Income (loss) from operations	(10,899,083)	(162,383)

Other income (expenses):
	Interest income		   449,292		  73,721
	Interest expense		  (527,055)		 (30,579)
	Amortized discount on
	  warrants and deferred
	  financing costs			   0 		(583,798)
	Gain on Sale of PriCellular
	  Stock and other marketable
	  securities			 3,811,938		       0
          Total other income
			(expenses)		 3,734,175		(540,656)

Income from continuing operations
	before income taxes 		(7,164,908)		(703,039)
Income taxes (Note 10)		         0		       0
Income from continuing
  operations 			(7,164,908)		(703,039)

Discontinued operations (Note 2):
	Gain (loss) from operations
	  of Cellular Telephone
	  System(less applicable
	  income tax (benefit) of
	  $24,294 at September
	  30, 1996)			   (36,442)		1,354,515
	Gain on Sale of Cellular
	  Telephone System (less
	  applicable income taxes
	  of $728,294 at September
	  30, 1996) 			10,067,440		       0

Income from discontinued
  operations			10,030,998		1,354,515
Net income			    $  2,866,090		$ 651,476

Net income (loss) from
  continuing operations per
  common share		    $      (1.56)		$   (0.13)

Net income from discontinued
  operations per common
  share			    $       2.19		$     0.25

Net Income per common share $       0.63 		$     0.12

Weighted average number of
  share used in computing
  net income  per share		 4,588,939		 5,260,369



See accompanying notes
S-4


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1996 and 1995

									Retained
									Capital	Earnings/
			  Common	Par	    in Excess    Accumulated	Treasury
			  Stock  	Value 	of Par	Deficit	Stock	      Total

Balance -
 September
 30,1994	 4,434,000  $44,340   $4,866,831  $(3,543,850)   $0      $1,367,321

Warrants
 exercised	 1,125,000	 11,250      191,875            0     0         203,125

Net Income	         0        0            0	  651,476	  0         651,476

Balance -
 September
 30, 1995	5,559,000  $ 55,590   $5,058,706  $(2,892,374)  $ 0     $ 2,221,922

Purchase of
 1,329,646
  shares of
  Treasury
  stock
  (including
  943,411
  shares
  purchased
  from the
  Company's
  former
  President)(1,329,646) (13,296)          0 	       0 (1,383,295) (1,396,591)
Net Income	         0	      0	      0	2,866,090         0   2,866,090

Balance -
 September
 30, 1996	4,229,354 $  42,294   $5,058,706   $ (26,284) $(1,383,295) 	$3,691,421





See accompanying notes
S-5

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

							     1996   	  1995
Cash flows provided by (used in)
  continuing operating activities:
  Net loss				    $ (7,164,908)	  $ (703,039)

Adjustments to reconcile net
 income to net cash provided
 by continuing operating activities:
  Depreciation and amortization	  107,979		  59,476
  Amortization of discount on
   warrants and deferred financing
   costs						  0 		 583,798
  Provision for doubtful accounts		  0 		 (91,498)
  Provision for MAFC Participation
    Note						  0 		  45,560
Changes in assets and liabilities:
  Membership receivable			(2,948,449)			0
  Trade receivables				   0 		  91,498
  Accrued interest and other
   receivables				  (110,491)		 (41,471)
  Inventories					   0 		  25,692
  Prepaid expenses and other assets	   (86,389)		   1,937
  Deferred expenses of sale			   0 		(346,003)
  Deferred member expenses		(2,589,268)			0
  Accounts payable and accrued
   expenses					 3,963,029		 230,571
  Deferred membership revenue		 4,794,084		       0
  Net cash used in continuing
   operations				(4,034,413)		(143,479)

Cash flows provided by discontinued
  operating activities:
  Net income (loss)			   (36,442)		1,354,515

Adjustments to reconcile net
 (loss) to net cash provided by
 discontinued operating  activities:
  Depreciation and amortization	   109,601		  424,227
  Provision to doubtful accounts		   0 		  133,070
  Utilization of tax benefit		   (24,294)			 0
Changes in assets and liabilities:
  Trade receivables			     3,986		 (447,735)
  Accrued interest and other receivables	   0 		  (23,556)
  Inventories					(892)		   24,898
  Prepaid expenses and other assets	    31,216		   16,349
  Accounts payable and accrued
   expenses					   154,460		 (216,568)
  Gain on Sale of Cellular Assets	 7,972,155		        0
  Net cash provided by
   discontinued operations		 8,209,790		1,265,200

Cash flows from investing activities:
  Sale of PriCellular Stock		 7,384,850			 0
  Convert related party receivable
   to equity investment 		 1,019,467	     (1,129,062)
  Note Receivable - Food
   Extrusion				(1,750,000)			 0
  Note Receivable - Great Gorge	   (97,135)			 0
  Investment in real estate and
   real estate related activities	(1,018,740)			 0
  Purchase of Amusement Ride		(1,229,010)			 0
  Purchase of Piston Bullies		  (165,700)			 0
  Investment in mutual fund and
   other marketable securities	  (381,723)			 0
  Investment in mortgages
   receivables				(1,523,585)			 0
  Capital expenditures			  (119,585)	     (1,174,399)
  Net cash provided by(used in)
   investing activities			 2,118,839	     (2,303,461)

Cash flows from financing activities:
  Proceeds from borrowings		   887,337		 2,000,000
  Repayment of borrowings		(5,148,000)		  (445,203)
  Repayment to related parties		   0 		  (202,878)
  Purchase of treasury stock		(1,396,591)			  0
  Proceeds from issuance of common
   stock and warrants			         0		   203,125
  Net cash provided by (used in )
   financing activities			(5,657,254)		 1,555,044
Increase (Decrease) in cash		   636,962		   373,304
Cash balance, beginning of year	   666,697		   293,393
Cash balance, September 30, 1996	$1,303,659		$  666,697

See accompanying notes
S-6
DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
YEARS ENDED SEPTEMBER 30, 1996 AND 1995





							   1996    		   1995
Investment in PriCellular		$ 7,497,063 	$    -0-
Retained Earnings				 (7,497,063)	     -0-
Resort Club assets acquired		  7,523,132 	     -0-
Resort Club liabilities assumed	 (7,523,132)	$    -0-
Total Non-Cash Operating,
  Investing and Financing
  Activities				$        -0- 	$    -0-



































See accompanying notes.
S-7

 DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

1.  Summary of Significant Accounting Policies

			Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Dominion Resources, Inc. ("the Company") and the accounts of all majority-owned subsidiaries. The consolidated balance sheet is a classified presentation which distinguishes between current and noncurrent assets and liabilities. The Company believes that a classified balance sheet provides a more meaningful presentation consistent with the business cycles of the Company's operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

		Property, Furniture, and Fixtures

Property, furniture, and fixtures are stated at cost.
Depreciation is computed using the straight-line method over the estimated useful lives of seven years for furniture and fixtures, and thirty years for buildings and improvements.

Property, furniture, and fixtures consisted of the following at September 30, 1996:

Buildings and improvements			$ 289,248
Furniture and fixtures				  105,599
Amusement Ride					1,229,010
     Subtotal					1,623,857

     Less:  Accumulated depreciation
            and amortization			  137,736

Net property, furniture and fixtures	$1,486,121

In connection with the sale of the Company's Cellular Telephone System described in Note 2 ownership of the Company's Property, Equipment, Furniture, and Fixtures relating to the operation of the Company's Cellular Telephone System was transferred to the purchaser on the date of closing which took place in the first quarter of fiscal 1996.

On April 5, 1996, the Company, through a wholly owned subsidiary, Star II Leasing Corporation, agreed to purchase an attraction known as the Space Shot from S & S Sports Power, Inc. for the sum of $1,250,000. Concurrently, Diamond agreed to lease the Space Shot to Vernon Valley at an annual rental equal to $300,000 for a term of four (4) years subject, however, to Vernon Valley achieving a certain level of revenues, failing which no payment will be made to the Company, but will accrue and be due and payable to the Company in the subsequent years of the said Lease Agreement. Mr. Mulvihill, an officer and director of the Company, is a 50% owner of S & S Sports Power, Inc. In connection with the acquisition of this ride, Mr. Mulvihill has agreed to forfeit all allocated profits and direct same to the Company.

		Income  Per Common Share

Primary income per share of common stock was computed by dividing income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding for each year. Common stock equivalents are not included where the effect would be anti-dilutive. In computing the weighted average number of shares of common stock and common stock equivalents outstanding for the respective years, shares issuable upon exercise of warrants and options have been reduced by shares of common stock assumed to be purchased with the proceeds from the exercise at the average market price of the Company's common stock during the year.
S-8
DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

1.  Summary of Significant Accounting Policies (Continued)

		Real Estate Investment Activities

The Company owns a non-operating silver mill and adjacent land in Colorado (See Note 5 of the Notes to the Consolidated Financial
Statements).

		Membership Interests Held for Sale

Costs incurred in connection with preparing membership interests for sale are capitalized and include all costs of acquisition, renovation and furnishings of condominiums as well as operating, marketing and selling expenses. Membership interests held for sale are valued at the lower of cost or net realizable value in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects". During fiscal 1996, the Company had adjusted Deferred Membership Interest Held for Sale over budget in the aggregate amount of approximately, $6,248,000.

		Revenue and Profit Recognition

Sales of membership interests are recognized and included in Revenues after certain "down payment" and other "continuing investment" criteria are met. Revenue recognition is in accordance with the provisions of SFAS No. 66 "Accounting for Sales of Real Estate". The agreement for sale generally provides for a down payment and a note payable to the Company in monthly installments, including interest, over a period of up to 7 years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of membership interests and the condominium is placed in service. The sales price, less a provision for cancellation, is recorded as revenue and the cost related to such net revenue of the membership interest is charged against income in the year that revenue is recognized. If a purchaser defaults under the terms of the contract, after all rescission and inspection periods have expired, payments are generally retained by the Company. As of September 30, 1996, the Company recognized $2,479,294 in membership revenue.

Notes receivable with payment delinquencies of 90 days or more have been considered in determining the Allowance for cancellation. Cancellations occur when the note receivable is determined to be uncollectible and related collateral, if any, has been recovered.

		Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.



			Concentration of Credit Risk

The Company currently maintains cash accounts with financial institutions which exceed the maximum insured by the Federal
Depository Insurance Corporation.

		Investments

Marketable equity securities are recorded at the lower of aggregate cost or market. The cost of the marketable securities sold is based on the earliest acquisition cost of each security held at the time of sale.



S-9

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

1.  Summary of Significant Accounting Policies  (Continued)

		Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.  Discontinued Operations

On November 16, 1994, Resources announced that Dominion Cellular, Inc. ("DCI") had retained an independent broker on an exclusive basis to attempt to find a potential purchaser for DCI's cellular system (also referred herein as the "System") or a possible merger partner with DCI. Management of the Company determined to seek a purchaser because it believed that DCI's cellular system had been developed to a point where it represented an attractive acquisition for potential acquirers in the cellular industry at a price, based on current market conditions, substantially in excess of DCI's costs in developing the System.

On May 8, 1996, the Company and DCI executed an Asset Purchase Agreement (Subsequently amended on August 14, 1995 and December 14, 1995) with two unaffiliated entities, PriCellular Corporation ("PriCellular") and PriCellular's wholly-owned Northland subsidiary, providing for the sale to Northland of the System operated by DCI in the Bibb, Alabama RSA (the "AL-4 RSA"). The System was substantially the Company's only source of revenues. Immediately after completion of the sale of the System, the Company had no significant operations.

The sale of the System was contingent upon obtaining the consent of the Federal Communications Commission ("FCC") to the assignment by DCI of the licenses to operate the System to Northland (which consent was obtained on June 9, 1995) and upon obtaining the approval of the sale from holders of a majority of the outstanding shares of the Company's Common Stock (which approval was obtained on November 6, 1995).

The Assets sold (subject to certain liabilities related to the System and being assumed by the Purchaser) included the FCC nonwireline license for the AL-4 RSA, the cellular sites, towers and related equipment used by the System, the real property on which the cellular sites are located, and the bulk of DCI's current assets.

The parties also agreed that effective August 1, 1995, PriCellular would become the manager of the System pursuant to a management agreement providing for a management fee to be paid to PriCellular equal to 7% of the gross revenues of the System during the term of the management agreement. Through November 7, 1995, the Company accrued $114,600 in connection with the management agreement.

The original purchase price of the system was $19,900,000 (after a $100,000 reduction for the amount by which certain liabilities assumed by the purchaser at the closing exceeded DCI's current assets) payable as follows: (a) $6,000,000 in cash, payable at the Closing which occurred on November 7, 1995, (b) $3,900,000 in cash payable 30 days following the Closing, and (c) $10,000,000 by delivery at the Closing of PriCellular's five-year, 4% Convertible Subordinated Note in the principal amount of $10,000,000 (also referred herein as the "PriCellular Note"). The PriCellular Note was convertible into shares of PriCellular
Class A Common Stock at $8.51 per share(i) at the option of the holder and (ii) at the option of PriCellular if the closing price for PriCellular Class A Common Stock when trading on the American Stock Exchange (or such other exchange which at such time may be the principal exchange where such stock is traded) is $10.60 or higher for ten consecutive trading days.
S-10

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

2.  Discontinued Operations (Continued)

At the closing, the initial $6,000,000 cash portion of the purchase price was reduced to the extent required to repay DCI's outstanding debt to Motorola (approximately $2,864,000) incurred to finance construction of the System, and to repay the 8%, $2,000,000 loan extended to DCI by PriCellular on April 7, 1995 in anticipation of the execution of the Asset Purchase Agreement. At the second closing, the $4,000,000 cash portion of the purchase price was decreased by $100,000 the amount by which assumed current liabilities exceeded DCI's current assets. An aggregate $400,000 of the $3,900,000 balance of the purchase price was required to be held in escrow for a one year period following the closing, to ensure the accuracy of the Company's representations and warranties.

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

In connection with the second closing, the Company entered into a second amendment to the Asset Purchase Agreement dated December 14, 1995 whereby the Company and PriCellular resolved certain disputes with respect to the adjusted purchase price of the cellular telephone system. As amended, the Company received $3,500,000 at the second closing, with the $400,000 balance being held in escrow. As part of the second amendment, the Company retained ownership of certain accounts receivable deemed to be uncollectible as of August 1, 1995 in the aggregate principal amount of approximately $124,000. In addition, the Company reserved the right to the proceeds of any insurance claim arising from a loss that took place in the month of August 1995.

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

2.  Discontinued Operations (Continued)

The cash payments and the proceeds from the Sale of PriCellular
Stock through September 30, 1996 were applied substantially as follows:

a)	Repayment of Motorola debt and
	accrued interest incurred to finance
	 construction of the System.		$   2,864,226

b)	Closing costs						747,955

c)	Escrow account deposit				400,000

d)	Advances to Resort Club			    6,225,442

e)	Investment in mutual fund and
	other marketable securities			381,723

f)	Investment in RTC mortgages		    1,600,000

g)	Prepaid lease						950,000

h)	Investment in Food Extrusion		    1,750,000

i)	Purchase of the Company's common
	stock from former President		    1,664,450

j)	Purchase of the Company's common
	stock from unrelated parties			562,343

k)	Investments in real estate and real
	estate related activities			    1,018,740

l)	Investment in Space Shot and
	Piston Bullies					    1,394,710

	Total:						  $19,559,589

	Proceeds from the System Sale to Former President

In lieu of a severance payment and in appreciation for her services in developing the System, the Board of Directors had agreed in principle with Ms. Evers-Tierney that in the event of consummation of the sale of the System, the Company will repurchase all of the shares of the Company's Common Stock owned by Ms. Evers-Tierney, her son and her husband, at a price equal to the "book value" of such shares computed as of the first business day after the Closing. The determination of "book value" would be made by the Company's auditors, computed on an accrual basis giving effect to the sale and the expenses and taxes to be incurred in connection with the sale, but without deducting any severance payment obligations to Ms. Evers-Tierney (which will be waived) or the stock repurchase obligation to Ms. Evers-Tierney and her family. Pro rata payment was made to Ms. Evers-Tierney and her family. Ms. Evers-Tierney and her family had the right to
obtain part of such payments in PriCellular notes.   As of
September 30, 1996, the Company purchased an aggregate of 943,411 shares of the Company's Common Stock from Ms. Evers-Tierney and her family at a purchase price equal to approximately $500,000 in cash and 182,500 shares of PriCellular Common Stock of which 50% was allocated to the purchase of Treasury stock and 50% as a cost in connection with the sale of the System. With the exception of the described payments to the Company's former president and members of her family, no portion of the sale proceeds were distributed directly to the Company's shareholders. In addition, Ms. Evers-Tierney received approximately $136,000 pursuant to a consulting arrangement with the Company during fiscal 1996.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

2.  Discontinued Operations (Continued)

Summary results of the Company's former cellular telephone operation's prior to its sale, which have been classified separately, were as follows:

 			               Years Ended September 30
 		           	         1996 		      1995

Revenue   				$  574,741		$4,816,690
Expenses				   611,183		 3,462,175
Net Income (loss)			$  (36,442)		$1,354,515

3.  Related Party Transactions

During the period of October 1, 1994 through September 30, 1996, the Company engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated entities. Specifically, the Company has entered into transactions with Resort Club, Inc. ("Resort Club"), Great American Recreation, Inc. ("Great American"), Madison Avenue Financial Corporation ("MAFC"), Stonehill Recreation Corporation ("Stonehill Recreation"), and Great Mountain Development Corporation ("GMD") of which the Company's Directors and Officers are either principal shareholders and/or Officers and Directors. In this regard, William McManus, a Director of the Company and its President, is also a former Officer of GMD, and the President of MAFC. Mr. Bellantoni, the Secretary, Treasurer and Director of the Company was Vice President and Chief Financial Officer of Great American and is currently a Director of Great American; Gene Mulvihill, the Chairman of the Board and Chief Executive Officer of the Company is a principal shareholder and former Officer of GMD and former Chairman of the Board and Chief Executive Officer of Great American and his daughter is a Director, and the President and Chief Operating Officer of such corporation. Mr. Gene Mulvihill's son, Andrew Mulvihill is an Executive Officer of Resort Club and a former officer of GMD.

An entity beneficially owned by Gene Mulvihill is also owed $147,960 by Resort Club, currently due and owing and has been granted a security interest in Resort Club membership promissory notes to secure repayment of indebtedness. However, such security interest is subordinate to all security interests in such notes.

On March 29, 1996, but effective as of June 1, 1993, Resort Club entered into amended and restated agreements with Vernon Valley, Great Gorge and Great Valley Real Estate Corp., all subsidiaries of Great American whereby in consideration for an aggregate payment of 10% of the gross sales price of each Resort Club membership, these entities will provide amenities and access to certain properties for the benefit of Resort Club members. The amenities provided by Great American include admission passes to the Vernon Valley and Great Gorge ski facilities, admission passes to the Action Park and admission passes to the Mountain Top Recreation Center, all for a period of 35 years. As of September 30, 1996, Resort Club has accrued an aggregate of $1,302,487 due to Great American for the amenities and access to certain property for which it made payments of approximately $969,846, leaving an outstanding balance of $332,641 due to Great American as of September 30, 1996.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

3.  Related Party Transactions (Continued)

Also on March 29, 1996, Resort Club entered into an amended and restated agreement with Stonehill Recreation, the entity which owns and operates the Spa and Country Club at Great Gorge on terms similar to those that were entered into with Great American, except that the consideration payable to Stonehill Recreation from Resort Club represents $25,000 for each condominium controlled by Resort Club. As of September 30, 1996, Resort Club has accrued an aggregate of $700,000 due to Stonehill Recreation for the amenities which is due and payable. Andrew J. Mulvihill, an Executive Officer of Resort Club is the beneficial owner of 33.3% of Stonehill Recreation and Christopher Mulvihill, the son of Mr. Gene Mulvihill, is the beneficial owner of 33.3% of Stonehill Recreation.

On November 10, 1995, the Company entered into an assumption agreement with Mr. Gene Mulvihill, whereby the Company assumed indebtedness of $750,000 for a loan previously advanced to Mr. Mulvihill by his two partners in St. Marks Associates, the Company's current landlord, on or about May 19, 1995. The Company assumed the said indebtedness in exchange for an equal amount of Resort Club receivables. Resort Club receivables were incorporated into the second loan agreement with Resort Club described above. The loan was paid in full on February 15, 1996 together with interest at 15%.

On March 31, 1996, the Company entered into an agreement to purchase 9 condominiums from Mr. Gene Mulvihill for an aggregate purchase price of $878,500. Of the condominiums purchased, eight condominiums are located in the Great Gorge Resort and one is located in the Resort of Palmas Del Mar, Puerto Rico. As of September 30, 1996, the Company has a remaining balance due on the purchase of $378,530 which is evidenced by a promissory note bearing interest at 10.25%.

Subsequent to the sale of the System, the Company transferred its executive offices to 355 Madison Avenue, Morristown, New Jersey. In connection with this move, the Company entered into a lease agreement with St. Marks Associates, a real estate partnership owned 50% by Mr. Gene Mulvihill. The lease provides for a lease term of 5 years commencing December 1, 1995 with a base rent of $1,558 per month and a monthly payment of approximately $519 for the Company's proportionate share of impositions and operating expenses. The lease provides for rental adjustments for changes in the Consumer Price Index.

On December 1, 1995, Diamond Leasing entered into a lease agreement with Vernon Valley. The lease term commenced on December 15, 1995 and expired on March 15, 1996. Pursuant to the lease, Diamond Leasing leased the Vernon Valley/Great Gorge Ski Area Rental Shops and all fixtures located thereon as well as the ski rental equipment. In consideration for this lease, Diamond Leasing agreed to: 1) pay a base rent of $950,000; 2) pay additional rent of $75,000 which represents an unallocated payment for services provided by Vernon Valley, including but not limited to security, maintenance of the leased premises, and general administrative services; and 3) pay a percentage of gross revenue equal to 50% of gross revenues in excess of $1,000,000. The Lease provided for a cap limitation equal to a 28% rate of return to Diamond Leasing. Proceeds received in excess of a 28% rate of return were required to be remitted to Vernon Valley. The Lease also provided Diamond Leasing with the absolute right of renewal for three additional consecutive December 15 - March 15 lease terms. Through September 30, 1996, Diamond Leasing received net proceeds of approximately $984,000 (excluding the $75,000 additional rent which was paid directly to Vernon Valley from ski rental receipts) on this transaction and owes no further obligation to Vernon Valley, and consequently had a net gain on the transaction.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

3. Related Party Transactions (Continued)

Diamond Leasing entered into a capital lease for two Piston Bullies with Bombardier Capital, Inc. ("Bombardier") commencing January 1, 1996 for a term of 18 months ending September 1, 1997. Piston Bullies are snow grooming machines used for grooming ski trails. The lease provides for 11 payments with aggregate rental payments of approximately $165,700 and has a $10,901 purchase option at the end of the lease term. Concurrent with entering into the lease agreement with Bombardier, Diamond Leasing entered into a sublease agreement with Vernon Valley on similar terms with Diamond Leasing's lease agreement with Bombardier except that the rental payment had been adjusted to reflect a rate of return to the Company of 28%. In connection with the lease agreement, Bombardier filed financing statements to protect its security interest. In addition, the Company pledged 10,000 shares of its PriCellular Class A Common Stock with Bombardier as additional collateral. As of September 30, 1996, the outstanding balance due Bombardier was $76,498.

On January 15, 1996, Vernon Valley failed to make the required payments pursuant to the Piston Bully Lease Agreement causing a default. As a consequence of the default, Diamond Leasing accelerated the amount due under the Lease Agreement. Presently, Diamond Leasing has a claim against Vernon Valley for all sums due under the Lease Agreement, including any and all costs and expenses, including reasonable attorney fees, incurred by Diamond Leasing to collect the claim.

On January 26, 1996, Diamond Leasing entered into a loan agreement and advanced $269,500 to Great American in connection with a loss suffered by Great American resulting from a flood that occurred on January 12, 1996. As collateral for the $269,500 loan, Great American assigned to Diamond Leasing its interest in the insurance proceeds to the extent of $269,500 together with interest at 9% per annum. As further consideration, Diamond Leasing and Vernon Valley amended the ski rental shop lease to provide that prior to any "additional rent" being paid to Vernon Valley pursuant to the lease agreement funds will be paid to Diamond Leasing until the principal amount of the loan is fully paid with accrued interest. As of September 30, 1996, Diamond Leasing received payments of $172,366 on this loan pursuant to the assignment and "additional rent" described above with a remaining balance of $97,134 outstanding as of September 30, 1996.

On March 19, 1996, Diamond Leasing agreed to purchase 92 condominium lots from GMD, at a price of $1,820,000 payable as follows: (i) $270,500 on or before April 1, 1996, (ii) the assumption of any and all filed liens affecting the property; and
(iii) the balance from the net cash flow realized from the development of the property. Each of the parties agreed to seek Bankruptcy Court approval for this transaction. The closing occurred on April 1, 1996 with Diamond Leasing acquiring good and marketable title to the property insurable at regular rates and with customary adjustments made at the closing. Finally, Diamond Leasing offered GMD the Option to participate in the development of the property.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

3.  Related Party Transactions (Continued)

On or about July 24, 1992, Great American and one of its subsidiaries were indebted to the Company for prior loans, in the aggregate amount of approximately $680,000. At such date, the Company agreed to reduce the amount of the indebtedness to $600,000 in return for a $600,000 secured position in a junior
participation hereinafter described held by MAFC.    MAFC held a
second junior participation in a loan agreement between Great American and First Fidelity Bank, N.A. ("First Fidelity"). MAFC's second junior participation was limited to receiving a pro rata share of the interest paid by Great American to First Fidelity under a secured promissory note (the "Term Note") until First Fidelity and a prior participant had received full payment on the indebtedness totaling approximately $11,750,000 owed to them. The Term Note was secured by a lien on Great American's assets. On July 24, 1992, the total principal indebtedness owed on the Term Note was $14,450,000 with approximately $1,400,000 of such amount owed to MAFC. Interest on the Term Note was payable monthly at an annual rate equal to 2-1/2% above First Fidelity's prime rate. By virtue of its agreement to reduce the indebtedness owed to it to $600,000 for a participation in MAFC's position, the Company became entitled to 6/14ths of each monthly interest payment received by MAFC subsequent to July 24 1992. The Company had filed a financing statement and held a secured position in the payments made to MAFC under the Term Note.

In October 1995, Noramco (NJ) Inc. ("Noramco") and Skival, Inc. entered into an agreement with MAFC whereby MAFC agreed to accept 88.24% or $1,235,360 of the $1,400,000 second junior participation in the Great American indebtedness. Thereafter, MAFC agreed to accept approximately 50% of the amount due and owing in cash and the balance in the form of a note from Noramco in consideration of MAFC receiving a secured position in Skival, Inc.'s option agreement with Praedium. Accordingly, the Company adjusted its carrying value of the MAFC investment to $529,440 as of September 30, 1995. The Company accepted a discount on its participation in consideration for being immediately repaid the $529,440 in cash payment made by Noramco. The proceeds were utilized as a down payment on nine condominiums purchased from GMD for an aggregate purchase price of $805,000, an amount which approximates fair market value. The balance of $285,560 was paid at closing of title on April 1, 1996.

On April 5, 1996, the Company, through a wholly owned subsidiary, Star II Leasing Corporation, agreed to purchase an attraction known as the Space Shot from S & S Sports Power, Inc. for the sum of $1,250,000. Concurrently, Diamond agreed to lease the Space Shot to Vernon Valley at an annual rental equal to $300,000 for a term of four (4) years subject, however, to Vernon Valley achieving a certain level of revenues, failing which no payment will be made to the Company, but will accrue and be due and payable to the Company in the subsequent years of the said Lease Agreement. Mr. Mulvihill, an officer and director of the Company, is a 50% owner of S & S Sports Power, Inc. In connection with the acquisition of this ride, Mr. Mulvihill has agreed to forfeit all allocated profits and direct same to the Company. No payments have been made in fiscal 1996 pursuant to this lease agreement.

As of September 30, 1996, the Company, through Diamond Leasing, advanced $882,090 to Summit Bank ("Summit") and Lakeview Savings Bank ("Lakeview") in connection with a limited forebearance agreement entered into between Summit, Lakeview, Eugene Mulvihill and Robert and Stanley Holuba.

On March 1, 1994, loans made by Summit and Lakeview to Vernon Valley had matured and were immediately due and payable. Vernon Valley failed to fully pay the loan obligations which constituted a material default under the Vernon Valley loan documents, and together with the filing of bankruptcy by Vernon Valley, also constituted a material event of default under the Vernon Valley loan documents.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

3.  Related Party Transactions (Continued)

As part of the original loan transactions, Mr. Mulvihill and Mr. Stanley and Robert Holuba (the "guarantors") guaranteed the Summit and Lakeview loans. The outstanding loan balance due Summit and Lakeview, including principal, interest, and other costs at September 30, 1996 was $4,607,184. The payment made by the Company to Summit and Lakeview was made in connection with a limited forebearance agreement for which the banks agreed to forebear from exercising their respective rights and remedies under the Vernon Valley loan documents.

Simultaneously with Diamond Leasing's advance of $882,090, the guarantors assigned their rights of subrogation to Diamond Leasing. Under the rights of subrogation, Diamond Leasing has a security interest in the collateral, the Great Gorge South Summit Lodge and ski facility. Management believes that the value of the collateral is in excess of the Summit and Lakeview liens. In addition, management believes there is an advantage to working with Summit and Lakeview since they hold a first mortgage lien on the Great Gorge South Summit Lodge and ski facility. This facility currently provides amenities to Resort Club members

On February 14, 1996, an involuntary bankruptcy petition was filed against Great American by three creditors in the United States
Bankruptcy Court, Newark, New Jersey.   On April 2, 1996, Great
American and its wholly owned subsidiaries, Vernon Valley, Great Valley, Great Gorge, Great Heritage, Inc., TAV, Inc. , Stonehill Management Corp., Stonehill Maintenance Corp., Stonehill Sewer, Inc., Stonehill Water, Inc., Vernon Valley Sewer, Inc. and GMD filed voluntary petitions with the United States Bankruptcy Court for the District of New Jersey seeking reorganization under Chapter 11 of the United States Bankruptcy Code. There can be no assurance that Great American will be successful in its efforts to be reorganized under Chapter 11 of the United States Bankruptcy Code and that it may not be forced to liquidate its assets and distribute the proceeds to its creditors.

4. Investment in PriCellular Corporation

At the November 7, 1995 closing of the System, PriCellular elected to force conversion of its five-year, 4%, $10,000,000 Convertible Subordinated Note to DCI into 1,175,088 shares of its Class A Common Stock. The high and low sales prices for PriCellular Class A Common Stock, as traded on the American Stock Exchange on November 7, 1995, were $13.125 and $12.75, respectively. As a result, the Company recorded the 1,175,088 converted shares at a value of $7,497,063 an amount which reflected a 50% discount of the closing sales price of PriCellular Class A Common Stock on November 7, 1995 of $12.75. The Company recorded a 50% discount because of the trading restrictions placed on the stock.

On January 30, 1996, DCI entered into an agreement with PriCellular whereby DCI agreed to sell to PriCellular 600,000 shares of its PriCellular Class A Common Stock for $10.50 per share. The closing of this transaction occurred on February 9, 1996. At the closing, DCI entered into an agreement pursuant to which the demand registration rights of the holders of the Company's PriCellular registerable securities were waived.

On August 5, 1996, DCI consummated the sale of an additional 450,000 shares of Class A Common Stock of PriCellular in an underwritten public offering pursuant to a Registration Statement on Form S-3 (File No. 333-03737) declared effective by the Securities and Exchange Commission on July 30, 1996. Of the 450,000 shares sold, 75,000 shares were sold on behalf of the Company's former President. As of September 30, 1996, an additional 107,500 shares were issued to Ms. Evers-Tierney pursuant to her agreement (see Note 2). The shares were sold at a price of $10.00 per share less a $.55 per share underwriting discount for a net price of $9.45 per share or $4,252,500 in the aggregate to an underwriting group comprised of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Paine Webber Incorporated, Nat West Securities Limited and Wasserstein Perella Securities, Inc. As of September 30, 1996, DCI was the beneficial owner of 201,700 shares of PriCellular Class A Common Stock, which includes 189,112 shares DCI received from the issuance of additional shares from PriCellular as a result of two five for four stock splits during the fiscal year.
S-17

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

5.  Investment in Silver Shield Mill

The Company is the owner of 10 acres of land in Ouray, Colorado, with the "Silver Shield" Mill located thereon. The Mill, designed to mill silver, has not been operated for more than 50 years. The Company paid the balance of the purchase price for this property early in fiscal 1992 and listed the property for sale at a price of $239,000 based upon a listing of comparable neighboring property. Although the listing expired in October 1993, the Company did not renew the listing because of an ongoing reconstruction project in the vicinity which management believes may enhance the value of the Company's property. It is management's belief that the Company will realize the carrying value of this property of $142,684 at September 30, 1996 when the property is sold.

6. Mortgages Receivable

On December 13, 1995, the Company entered into a purchase agreement with the Resolution Trust Corporation for the purchase of 28 mortgages in New Jersey and one mortgage in Florida. The purchase price of $1,600,000 represents approximately 51% of the principal amount of indebtedness on single family residential properties. As of September 30, 1996, all of the above mortgages were non-performing. It is the intention of the Company to restructure these loans or to commence foreclosure proceedings in order to realize a return on this investment.

7. Extrusion Note

On March 21, 1996, the Company loaned $1.75 million to Food Extrusion, Inc., a non-affiliated nutriceutical corporation engaged in a revolutionary stabilization process which converts rice bran (one of the world's largest wasted food resources) into a highly nutritious food with cholesterol-lowering properties. On July 30, 1996, the Company restructured the Extrusion Note. The Extrusion Note, as restructured, bears interest at 5% per annum, with principal and interest due on November 21, 1999 and is secured by a first lien on certain food processing assets and related contract rights. As additional consideration, the Company received 578,000 shares of Common Stock which represents less than 3.5% of the issued and outstanding shares of common stock of Food Extrusion, Inc. At the issuance, the 5% stated interest rate on the Extrusion Note was considered a below market interest rate. Accordingly, a valuation discount of $361,941 was applied to the Extrusion Note to be amortized over the life of its term so that the effective yield of the Notes would be 12%. The difference between the face value of the Extrusion Notes and its discounted value is referred to as an original issue discount. The value of the original issue discount has been assigned to the 578,000 shares of Food Extrusion, Inc. common stock.

8. Asset Held for Sale

Diamond Leasing entered into a capital lease for two Piston Bullies with Bombardier commending January 1, 1996 for a term of 18 months ending September 1, 1997. Piston Bullies are snow grooming machines used for grooming ski trails. The lease provides for 11 payments with aggregate rental payments of approximately $165,700 and has a $10,901 purchase option at the end of the lease term. Concurrent with entering into the lease agreement with Bombardier, Diamond Leasing entered into a sublease agreement with Vernon Valley on similar terms with Diamond Leasing's lease agreement with Bombardier except that the rental payment had been adjusted to reflect a rate of return to the Company of 28%. In connection with the lease agreement, Bombardier filed financing statements to protect its security interest. In addition, the Company pledged 10,000 shares of its PriCellular Class A Common Stock with Bombardier as additional collateral. As of September 30, 1996, the outstanding balance due Bombardier was $76,498.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

8. Asset Held for Sale (Continued)

On January 15, 1996, Vernon Valley failed to make the required payments pursuant to the Piston Bully Lease Agreement causing a default. As a consequence of the default, Diamond Leasing accelerated the amount due under the Lease Agreement. Presently, Diamond Leasing has a claim against Vernon Valley for all sums due under the Lease Agreement, including any and all costs and expenses, including reasonable attorney fees incurred by Diamond Leasing to collect the claim.

9.  Accounts Payable and Accrued Liabilities

	Accounts payable and accrued liabilities at September
	 30, 1996 consist of the following:

	Accounts Payable				 $    290,816
	Accrued payroll and payroll taxes		 73,697
	Accrued condo purchase (Note 12)			815,500
	Accrued income taxes (Note 10)			204,000
	Accrued amenity usage (Note 12)		    1,038,551
 	Accrued fulfillment deficit (Note 12)	    3,818,371
	Accrued other					      709,237
			    $6,950,172

	10.  Income Taxes

As of September 30, 1996, the Company had available for federal income tax purposes approximately $1,690,000 of net operating loss carryforwards, which would have expired in fiscal 1997 to 2007 and investment tax credit carryforwards of approximately $8,000 which would have expired in fiscal 1996 to 2000.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement adopts a balance sheet approach to accounting for income taxes and requires, among other things, that deferred assets and liabilities be adjusted to reflect the rate at which the applicable timing items will reverse based on current enacted law. The effect of adopting this statement in 1993 was not significant to the Company. The principal effect of adopting this statement for the fiscal year ended September 30, 1996, is that utilization of net operating loss carryforwards is reflected as a reduction of the tax provision rather than an extraordinary item. As a result of the gain on the sale of the Company's System, the Company utilized the tax benefit from the prior period net operating loss carryforwards resulting in the following:

		Provision for Income Taxes		$1,380,000
		Tax benefit from loss
		carryforward utilization		  (676,000)

		Net Tax Provision		$  704,000

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

11.  Debt

	Mortgages Payable

In connection with the operation of its former cellular telephone
business, the Company purchased two office buildings.   These
buildings are currently leased to third parties. In addition, the Company purchased three condominiums used in connection with its membership program in the form of accommodation inventory. The related mortgages on these properties at September 30, 1996 consist of the following:

Building and land purchased, July 1991
	11.5%, principal and interest of
	$1,739 payable monthly to August 1998		   $	35,735
Building and land purchased, August 1992
	9%, principal and interest of $901 payable
	monthly to August 1998, balloon payment of
	$84,508 at September 1, 1998				88,776
Condominium purchased, December 1995
	10%, principal and interest of $956 payable
	monthly to December 2000					40,213
Condominium purchased, April 1996
	8.5%, principal and interest of $483.72
	payable monthly with a balloon payment
	of $60,950 at April 25, 1999				62,717
Condominium purchased, April 1996
	8%, principal and interest of $709.92
	payable monthly with a balloon payment
	of $93,444 at May 1, 1999	 				96,421
Total mortgages						     323,862
Less total current portion				      29,117
Total noncurrent portion				  $  294,745

	Notes Payable

On March 31, 1996, the Company entered into an agreement to purchase 9 condominiums from Mr. Gene Mulvihill for an aggregate purchase price of $878,500. Of the condominiums purchased, eight condominiums are located in the Great Gorge Resort and one is located in the Resort of Palmas Del Mar, Puerto Rico. As of September 30, 1996, the Company has a remaining balance due on the purchase of $378,530, which is evidenced by a note payable bearing interest at 10.25%.

On June 10, 1994, Resort Club entered into a loan agreement with an unaffiliated party in the principal amount of $1,000,000. Pursuant to the loan agreement, the amount owed from Resort Club to the lender is collateralized by membership Promissory Notes. In the event an individual Promissory Note goes into default, Resort Club is obligated to replace the Promissory Note with a performing Promissory Note similar in amount. The loan bears interest at 15% and is due and payable on June 10, 1997.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

11.  Debt (Continued)

	Capital Lease

Diamond Leasing entered into a capital lease for two Piston Bullies with Bombardier commencing January 1, 1996 for a term of 18 months ending September 1, 1997. Piston Bullies are snow grooming machines used for grooming ski trails. The lease provides for 11 payments with aggregate rental payments of approximately $165,700 and has a $10,901 purchase option at the end of the lease term. Concurrent with entering into the lease agreement with Bombardier, Diamond Leasing entered into a sublease agreement with Vernon Valley on similar terms with Diamond Leasing's lease agreement with Bombardier except that the rental payment had been adjusted to reflect a rate of return to the Company of 28%. In connection with the lease agreement, Bombardier filed financing statements to protect its security interest. In addition, the Company pledged 10,000 shares of its PriCellular Class A Common Stock with Bombardier as additional collateral. As of September 30, 1996, the outstanding balance due Bombardier was $76,498.

	Other Information

Aggregate principal reductions of debt as of September 30, 1996 are summarized as follows (000's omitted):

				Mortgages	  Capital	 Notes
Fiscal Year		Payable	  	Lease		Payable	   Total
1997			$ 29,117	$ 76,498	$1,611,490	$1,717,105
1998			 112,959	       0	         0	   112,959
1999 and 		 181,786	       0	         0	   181,786
thereafter	     $ 323,862    $ 76,498    $1,611,490 $ 2,011,850

12. Commitments and Contingencies

In lieu of a severance payment and in appreciation for her services in developing the System, the Board of Directors had agreed in principle with Ms. Evers-Tierney that in the event of consummation of the sale of the System, the Company would repurchase all of the shares of the Company's Common Stock owned by Ms. Evers-Tierney, her son and her husband, at a price equal to the "book value" of such shares computed as of the first business day after the Closing. The determination of "book value" would be made by the Company's auditors, computed on an accrual basis giving effect to the sale and the expenses and taxes incurred in connection with the sale, but without deducting any severance payment obligations to Ms. Evers-Tierney (which were waived) or the stock repurchase obligation to Ms. Evers-Tierney and her family. As a result, pro rata payment was made to Ms. Evers-Tierney and her family. Ms. Evers-Tierney and her family had the right to obtain part of such payments in PriCellular notes. As of September 30, 1996, the Company purchased an aggregate of 943,411 shares of the Company's Common Stock from Ms. Evers-Tierney and her family at a purchase price equal to approximately $500,000 in cash and 182,500 shares of PriCellular Common Stock of which 50% was allocated to the purchase of Treasury stock and 50% as a cost in connection with the sale of the System. With the exception of the above described payments to the Company's former president and members of her family, no portion of the sale proceeds were distributed directly to the Company's shareholders. In addition, Ms. Evers-Tierney received approximately $136,000 pursuant to a consulting arrangement with the Company during fiscal 1996.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

12. Commitments and Contingencies (Continued)

Subsequent to the sale of the System, the Company transferred its executive offices to 355 Madison Avenue, Morristown, New Jersey. In connection with this move, the Company entered into a lease agreement with St. Marks Associates, a real estate partnership owned 50% by Mr. Gene Mulvihill. The lease provides for a lease term of 5 years commencing December 1, 1995 with a base rent of $1,558 per month and a monthly payment of approximately $519 for the Company's proportionate share of impositions and operating expenses. The lease provides for rental adjustments for changes in the Consumer Price Index.

At September 30, 1996, the Company has sold 215,048 membership points. Based on the number of membership points sold, the Company is required to purchase a minimum inventory of 29 condominium units. Currently, the Company owns 6 condominium units free and clear, and has purchased 12 condominium units which are subject to mortgages in the principal amount of $577,881. In addition, the Company has entered into contracts to purchase the remaining 11 required condominium units for a purchase price of approximately $815,500. In order to secure the purchase of the required minimum condominium inventory as of September 30, 1996 the Company has transferred approximately $1,400,000 in membership receivables in escrow.

On March 29, 1996, but effective as of June 1, 1993, Resort Club entered into amended and restated agreements with Vernon Valley Recreation Association, Inc. ("Vernon Valley"), Great Gorge and Great Valley Real Estate Corp., all subsidiaries of Great American Recreation, Inc. ("Great American"), whereby in consideration for an aggregate payment of 10% of the gross sales price of each Resort Club membership, these entities will provide amenities and access to certain properties for the benefit of Resort Club members. The amenities provided by Great American include admission passes to the Vernon Valley and Great Gorge ski facilities, admission passes to the Action Park and admission passes to the Mountain Top Recreation Center, all for a period of 35 years. As of September 30, 1996, Resort Club has accrued an aggregate of $1,302,487 due to Great American for the amenities and access to certain property for which it made payments of approximately $969,846, leaving an outstanding balance of $332,641 due to Great American as of September 30, 1996. Also on March 29, 1996, Resort Club entered into an amended and restated agreement with Stonehill Recreation Corporation, ("Stonehill Recreation"), the entity which owns and operates the Spa and Country Club at Great Gorge on terms similar to those that were entered into with Great American, except that the consideration payable to Stonehill Recreation from Resort Club represents $25,000 for each condominium controlled by Resort Club. As of September 30, 1996, Resort Club has accrued an aggregate of $700,000 due to Stonehill Recreation for amenities which is due and payable. Andrew J. Mulvihill, an Executive Officer of Resort Club, is the beneficial owner of 33.3% of Stonehill Recreation and Christopher Mulvihill, the son of Mr. Gene Mulvihill, is the beneficial owner of 33.3% of Stonehill Recreation.

In connection with the purchase of a Resort Club membership, a member is obligated to pay annual membership dues. Annual membership dues have been established to cover each club member's pro rata share of the estimated annual maintenance and operating expenses, including reserves, for all of the units, facilities, and amenities with the present Resort Club program. Each Resort Club member's pro rata share of the annual expenses is based on the ratio of Resort Club member's total contract points to the total contract points in Resort Club program. The initial annual membership dues may be increased by Resort Club as of each fiscal year by a percentage not to exceed the percentage increase, if any, in the Consumer Price Index ("CPI"). The annual membership dues may be increased by an amount greater than the CPI if the increase is put to a vote of all Resort Club members and approved by a majority of the points voted.

As of September 30, 1996, management has determined that based on the average per point assessment as of September 30, 1996, a deficit of $1.41 per point exists. Based on an aggregate of 215,048 points sold through September 30, 1996, a $304,244 per year deficit exists which is the obligation of Resort Club. Management has calculated the net present value of this obligation to be $3,818,371.

S-22
DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

12.  Commitments and Contingencies (Continued)

Diamond Leasing entered into a capital lease for two Piston Bullies with Bombardier commencing January 1, 1996 for a term of 18 months ending September 1, 1997. Piston Bullies are snow grooming machines used for grooming ski trails. The lease provides for 11 payments with aggregate rental payments of approximately $165,700 and has a $10,901 purchase option at the end of the lease term. Concurrent with entering into the lease agreement with Bombardier, Diamond Leasing entered into a sublease agreement with Vernon Valley on similar terms with Diamond Leasing's lease agreement with Bombardier except that the rental payment had been adjusted to reflect a rate of return to the Company of 28%. In connection with the lease agreement, Bombardier filed financing statements to protect its security interest. In addition, the Company pledged 10,000 shares of its PriCellular Class A Common Stock with Bombardier as additional collateral. As of September 30, 1996, the outstanding balance due Bombardier was $76,498.

On January 15, 1996, Vernon Valley failed to make the required payments pursuant to the Piston Bully Lease Agreement causing a default. As a consequence of the default, Diamond Leasing accelerated the amount due under the Lease Agreement. Presently, Diamond Leasing has a claim against Vernon Valley for all sums due under the Lease Agreement, including any and all costs and expenses, including reasonable attorney fees, incurred by Diamond Leasing to collect the claim.

On January 26, 1996, Diamond Leasing entered into a loan agreement and advanced $269,500 to Great American in connection with a loss suffered by Great American resulting from a flood that occurred on January 12, 1996. As collateral for the $269,500 loan, Great American assigned to Diamond Leasing its interest in the insurance proceeds to the extent of $269,500 together with interest at 9% per annum. As further consideration, Diamond Leasing and Vernon Valley amended the ski rental shop lease to provide that prior to any "additional rent" being paid to Vernon Valley pursuant to the lease agreement funds will be paid to Diamond Leasing until the principal amount of the loan is fully paid with accrued interest. As of September 30, 1996, Diamond Leasing received payments of $172,366 on this loan pursuant to the assignment and "additional rent" described above with a remaining balance of $97,134 outstanding as of September 30, 1996.

On March 19, 1996, Diamond Leasing agreed to purchase 92 condominium lots from the real estate development corporation, GMD at a price of $1,820,000 payable as follows: (i) $270,500 on or before April 1, 1996, (ii) the assumption of any and all filed liens affecting the property; and (iii) the balance from the net cash flow realized from the development of the property. Each of the parties agreed to seek Bankruptcy Court approval for this transaction. The closing occurred on April 1, 1996 with Diamond Leasing acquiring good and marketable title to the property insurable at regular rates and with customary adjustments made at the closing. Finally, Diamond Leasing offered GMD the Option to participate in the development of the property. A director and officer of the Company is a principal shareholder and officer of GMD; in addition, a director and officer of the Company is an officer of GMD.

On April 5, 1996, the Company, through a wholly owned subsidiary, Star II Leasing Corporation, agreed to purchase an attraction known as the Space Shot from S & S Sports Power, Inc. for the sum of $1,250,000. Concurrently, Diamond agreed to lease the Space Shot to Vernon Valley at an annual rental equal to $300,000 for a term of four (4) years subject, however, to Vernon Valley achieving a certain level of revenues, failing which no payment will be made to the Company, but will accrue and be due and payable to the Company in the subsequent years of the said Lease Agreement. Mr. Mulvihill, an officer and director of the Company, is a 50% owner of S & S Sports Power, Inc. In connection with the acquisition of this ride, Mr. Mulvihill has agreed to forfeit all allocated profits and direct same to the Company. No payments were made in fiscal 1996 pursuant to this lease agreement.

S-23
DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

12.  Commitments and Contingencies (Continued)

As of September 30, 1996, the Company, through Diamond Leasing, advanced $882,090 to Summit and Lakeview in connection with a limited forebearance agreement entered into between Summit, Lakeview, Eugene Mulvihill and Robert and Stanley Holuba.

On March 1, 1994, loans made by Summit and Lakeview to Vernon Valley had matured and were immediately due and payable. Vernon Valley failed to fully pay the loan obligations which constituted a material default under the Vernon Valley loan documents, and together with the filing of bankruptcy by Vernon Valley, also constituted a material event of default under the Vernon Valley loan documents.

As part of the original loan transactions, Mr. Mulvihill and Mr. Stanley and Robert Holuba (the "guarantors") guaranteed the Summit and Lakeview loans. The outstanding loan balance due Summit and Lakeview, including principal, interest and other costs at September 30, 1996 was approximately $4,607,184. The payment made by the Company to Summit and Lakeview was made in connection with a limited forebearance agreement for which the banks agreed to forebear from exercising their respective rights and remedies under the Vernon Valley loan documents.

Simultaneously with Diamond Leasing's advance of $882,090, the guarantors assigned their rights of subrogation to Diamond Leasing. Under the rights of subrogation, Diamond Leasing has a security interest in the collateral, the Great Gorge South Summit Lodge and ski facility. Management believes that the value of the collateral is in excess of the Summit and Lakeview liens. In addition, management believes there is an advantage to working with Summit and Lakeview since they hold a first mortgage on the Great Gorge South Summit Lodge and ski facility. This facility currently provides amenities to Resort Club members.

On February 14, 1996, an involuntary bankruptcy petition was filed against Great American by three creditors in the United States
Bankruptcy Court, Newark, New Jersey.   On April 2, 1996, Great
American and its wholly owned subsidiaries, Vernon Valley, Great Valley, Great Gorge, Great Heritage, Inc., TAV, Inc., Stonehill Management Corp., Stonehill Maintenance Corp., Stonehill Water, Inc., Stonehill Sewer, Inc., Vernon Valley Sewer, Inc. and GMD filed voluntary petitions with the United States Bankruptcy Court for the District of New Jersey seeking reorganization under Chapter 11 of the United States Bankruptcy Code. There can be no assurance that Great American will be successful in its efforts to be reorganized under Chapter 11 of the United States Bankruptcy Code and that it may not be forced to liquidate its assets and distribute the proceeds to its creditors.

13.  Common Stock

In November, 1995, the Company's Board of Directors authorized the purchase of up to 2,000,000 shares of its' Common Stock by the Company with established limits. The shares acquired will be held as treasury shares. Through September 30, 1996, the Company has repurchased (excluding the 943,411 shares repurchased from Ms. Evers-Tierney described below) 386,235 shares of its Common Stock at an average price of $1.46 per share.









S-24
DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

13.  Common Stock (Continued)

In lieu of a severance payment and in appreciation for her services in developing the System, the Board of Directors had agreed in principle with Ms. Evers-Tierney that in the event of consummation of the proposed sale of the System, the Company would repurchase all of the shares of the Company's Common Stock owned by Ms. Evers-Tierney, her son and her husband, at a price equal to the "book value" of such shares computed as of the first business day after the Closing. The determination of "book value" would be made by the Company's auditors, computed on an accrual basis giving effect to the sale and the expenses and taxes incurred in connection with the sale, but without deducting any severance payment obligations to Ms. Evers-Tierney (which were waived) or the stock repurchase obligation to Ms. Evers-Tierney and her family. As a result, pro rata payment was made to Ms. Evers-Tierney and her family. Ms. Evers-Tierney and her family had the right to obtain part of such payments in PriCellular notes. As of September 30, 1996, the Company purchased an aggregate of 943,411 shares of the Company's Common Stock from Ms. Evers-Tierney and her family at a purchase price equal to approximately $500,000 in cash and 182,500 shares of PriCellular Common Stock of which 50% was allocated to the purchase of Treasury stock and 50% as a cost in connection with the sale of the System. With the exception of the above described payments to the Company's former president and members of her family, no portion of the sale proceeds were distributed directly to the Company's shareholders.

	Non-qualified Stock Option Plan and Option to Purchase Common Stock

The Company has adopted a non-qualified stock option plan and reserved 125,000 shares for issuance pursuant thereto. Options are non-transferable; expire if not exercised after five years; may not be exercised until after the completion of one year of service with the Company by the employee; are exercisable at the rate of one-fifth of the shares optioned per year and are issuable to employees in such amounts and at such prices as determined by the Board of Directors, provided that no single employee may be granted options to purchase more than 7,500 shares and persons owning more than 10% of the Company's outstanding shares are excluded from participation in the plan. Options are protected against dilution resulting from stock recapitalization. As of September 30, 1996, no options had been issued under the plan.


14. Business Acquisition

On February 1, 1996, the Company, through its wholly owned subsidiary, Diamond Leasing, pursuant to a pledge agreement, acquired 100% of the outstanding common stock of Resort Club. The acquisition has been accounted for as a purchase, and, accordingly, the net assets and results of operations are included in the Consolidated Financial Statements, for financial reporting purposes, beginning in Feburary, 1996. Resort Club is engaged in the business of offering membership interests in the Great Gorge Resort to the general public. The membership entitles the member to the use of certain accommodations for a defined period of time each year of the membership term and the right to utilize certain amenities such as skiing, admission to a participation theme park known as "Action Park", a health club and other forms of outdoor recreation on certain leased lands. The accommodations are provided in the form of condominiums.

In connection with the $2,000,000 loan extended by PriCellular to DCI on April 7, 1995 in anticipation of the execution of the Asset Purchase Agreement (See Note 2), an aggregate $1,417,598 of the loan proceeds were applied by the Company through its wholly owned subsidiary Diamond Leasing to the extension of a loan to Resort Club. The Resort Club loan was repayable on April 20, 1996, together with interest thereon at an annual rate of 18% and payable quarterly (said loan was extended for a period of one year to April 20, 1997).

On October 16, 1995, the Company entered into a second loan agreement with Resort Club whereby the Company through its wholly owned subsidiary, Diamond Leasing, provided an additional loan facility of $2,300,000 on terms substantially similar to the previous loan agreement with Resort Club. The loan was due and payable on October 16, 1996 (said loan was extended for a period of one year to October 16, 1997).


S-25

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

14  Business Acquisition (Continued)

On February 1, 1996, Diamond Leasing entered into a third loan agreement with Resort Club, whereby it provided an additional loan facility of $4,000,000 on terms substantially similar to the previous loan agreements with Resort Club. The loan is due and payable on February 1, 1997

As additional consideration in connection with the above financing, Diamond Leasing acquired certain interests in Resort Club, subject to the satisfaction of certain conditions. In this regard, on February 1, 1996, the Company, through its wholly owned subsidiary, Diamond Leasing, pursuant to a pledge agreement, acquired 100% of the outstanding common stock of Resort Club. As of September 30, 1996, the Company's primary business operations are in connection with the sale of membership interests through Resort Club. Diamond Leasing acquired all of the common stock of Resort Club from Whitehorse Enterprises, Inc., a non-affiliated entity.


Subsequent Events (Unaudited) Not Covered By Independent Auditor's
Report

On November 18, 1996, the Company borrowed $1,000,000 from Donaldson, Lufkin & Jenrette ("DLJ"). The terms of the loan require that the Company pay a rate of interest equal to 12%. The loan is due and payable on demand and is collateralized with 196,700 shares of the Company's PriCellular Class A common stock.

In December 1996, the Company entered into a First Amendment to the Limited Forebearance Agreement dated September 20, 1996 (See
Note 3). The terms of the amended agreement required the Company to make a lump sum payment to Summit for $253,729 and six monthly payments to Lakeview for $79,150.13 and a lump sum payment of $174,900.78 on July 1, 1997.

On March 1, 1994, loans made by Summit and Lakeview to Vernon Valley had matured and were immediately due and payable. Vernon Valley failed to fully pay the loan obligations which constituted a material default under the Vernon Valley loan documents, and together with the filing of bankruptcy by Vernon Valley, also constituted a material event of default under the Vernon Valley loan documents.


As part of the original loan transactions, Mr. Mulvihill and Mr. Stanley and Robert Holuba (the "guarantors") guaranteed the Summit and Lakeview loans. The outstanding loan balance due Summit and Lakeview, including principal, interest and other costs at September 30, 1996 was $4,607,184. The payment made by the Company to Summit and Lakeview was made in connection with a limited forebearance agreement for which the banks agreed to forebear from exercising their respective rights and remedies under the Vernon Valley loan documents.









S-26
mw\fin.doc\dr10k6S1.doc

114619