Form 10KSB
period 1997-09-30
DOMINION RESOURCES INC /DE/
filed 1998-05-13
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-KSB

  X   	ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE
REQUIRED]

	For the fiscal year ended September 30, 1997

OR

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO
FEE REQUIRED]

For the Transition period from________to__________

Commission File Number 0-10176

DOMINION RESOURCES, INC.
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

Yes ___		No  X

Indicate by check mark if disclosure of delinquent
filers pursuant to Item 405 of Regulation S-B is
not contained herein, and will not be contained,
to the best of the issuer's knowledge, in
definitive proxy or information statements
incorporated by reference in Part III of this
Form 10-KSB or in any amendment to this Form 10-
KSB.
       [   ]

For the year ended September 30, 1997, the issuer's revenues were $3,711,129.

On February 28, 1998, the aggregate market value of the voting stock of Dominion Resources Inc.
(consisting of Common Stock, $.01 par value) held by non-affiliates of the Issuer was approximately
$2,372,000 based upon the high bid price for such Common Stock on said date in the over-the-counter market as reported by the National
Quotation Bureau. On such date, there were $5,158,354 shares of Common Stock of the Issuer outstanding.

Transitional Small Business Disclosure Format
Yes ___		No  X


PART I

Item 1. Business

	Introduction

Dominion Resources, Inc. ("Resources") was principally engaged through a wholly owned subsidiary formed in 1991, Dominion Cellular, Inc.
("DCI") in the operation of a nonwireline cellular radio telephone system servicing a six county area in central Alabama with a population of approximately 150,000 located between Montgomery and Birmingham, Alabama. In fiscal 1995 and 1996, the Company formed and/or acquired four wholly owned subsidiaries - Diamond Leasing and Management Corp. ("Diamond Leasing"), Diamond
World Funding Corp., Star II Leasing Corporation
("Star II") and Resort Club, Inc. ("Resort
Club").  As of September 30, 1997, Diamond
Leasing had extended loans and provided equity to Resort Club in the aggregate amount of $10,637,311. In connection with these loans, pursuant to a pledge agreement, Diamond Leasing acquired during fiscal 1996 100% of the outstanding common stock of Resort Club.
Resort Club is in the business of offering membership interests to the general public which allows its members to vacation in Resort
Condominiums. In addition, Diamond
Leasing purchased mortgages on 29 residential properties with the intention of restructuring the loans or commencing foreclosure proceedings in order to realize a return. During fiscal 1996, Star II purchased an amusement ride known as the Space Shot which it concurrently leased to Vernon Valley Recreation Association, Inc.
("Vernon Valley"). Through September 30, 1997,
Diamond World Funding Corp. had no material operations or investments. During fiscal 1997, the Company entered into an agreement to purchase Stonehill Recreation Corporation
("Stonehill Recreation") which owns and operates the Spa at Great Gorge ("the Spa") located in the Great Gorge Village, Vernon, New
Jersey.  As used herein, the term (the
"Company") shall refer to Resources as well as to Resources and its wholly owned subsidiaries unless the context otherwise requires.

Resources was incorporated under the laws of the
State of Delaware on October 11, 1979 to engage in
the business of milling non-ferrous metals in the
Mohave County region of Arizona. Management
subsequently concluded, based upon
declining non-ferrous metal prices, that a mill
project in such region was not feasible.  In
August 1989, Resources was awarded a permit by the
Federal Communications Commission ("FCC") pursuant
to a lottery process, to provide nonwireline
cellular radio telephone service in the Bibb,
Alabama RSA and in June 1990, the FCC granted
Resources' application to construct a cellular
system in the Bibb, Alabama RSA. Construction
commenced in the last quarter of fiscal 1991 after
receipt of required construction permits
and the arrangement of financing with Motorola,
Inc.  The cellular system commenced operations in
November 1991.  In fiscal 1994 management of the
Company determined that the cellular telephone
system had been developed to a point where it
represented an attractive acquisition for
potential acquirers.  On November 7, 1995, the
Company completed the sale of its cellular
telephone system to PriCellular Corporation.  On
February 1, 1996 the Company, through its
wholly owned subsidiary, Diamond Leasing, pursuant
to a pledge agreement acquired 100% of the
outstanding common stock of Resort Club.   As of
September 30, 1997, the Company's primary business operations are in connection with the sale of membership interests through Resort Club.

Resort Club

Resort Club is engaged in the business of offering membership interests to the general public. The membership entitles the member to the use of certain accommodations for a defined period of time each year of the membership term and the right to utilize certain amenities such as skiing, admission to a summer participation theme park known as Mountain Creek (previously known as Action Park), a health club and other forms of outdoor recreation on certain leased lands. The accommodations are provided in the form of condominiums.

The entity presently providing Resort Club members with admission to its summer participation theme park and skiing facilities is Great Gorge Resorts, Inc. ("Resorts"), a subsidiary of Intrawest
Corporation ("Intrawest"), which owns and operates the summer participation theme park and a winter recreational ski area in Vernon Township, Sussex County, New Jersey. The summer participation theme park and skiing facilities is hereinafter referred to as "the Great
Gorge Resort". Resorts completed the purchase of the Great Gorge Resort on February 17, 1998 from
Angel Projects, L.L.C. ("Angel"). Angel, an affiliate of Praedium Phoenix, L.L.C.
("Praedium"), purchased the Great Gorge Resort pursuant to a section 363 sale under the Federal
Bankruptcy Rules whereby the summer participation theme park and ski area were purchased "free and clear" of all liens from Great American
Recreation, Inc. ("Great American").

On March 29, 1996, but effective as of June 1,
1993, Resort Club entered into amended and restated agreements with Vernon Valley, Great
Gorge and Great Valley Real Estate Corp. ("Great
Valley"), all subsidiaries of Great American whereby in consideration for an aggregate payment of 10% of the gross sales price of each Resort
Club membership, these entities were to provide amenities and access to certain properties for the benefit of Resort Club members.
The amenities provided by Great American include admission passes to the Vernon Valley and Great
Gorge ski facilities, admission passes to the summer participation theme park and admission passes to the Mountain Top Recreation Center, all for a period of 35 years. As of September 30, 1997, Resort Club had an unpaid balance of $540,795 for these amenities. As a result of the continued uncertainty resulting from the
Great American bankruptcy referred to below, Resort Club stopped offering these amenities to members who purchased membership interests after January, 1997. Also on March 29, 1996, Resort
Club entered into an amended and restated agreement with Stonehill Recreation, the entity which owns and operates the Spa on terms similar to those that were entered into with Great
American, except that the consideration payable to Stonehill Recreation from Resort Club represents
$25,000 for each condominium controlled by Resort Club in the Great Gorge Village. As of
September 30, 1997, Resort Club had an unpaid balance of $738,178 due to Stonehill Recreation for amenities. During fiscal 1997, the Company advanced funds on behalf of Stonehill
Recreation in connection with a settlement in the Great American bankruptcy. In consideration for these advances, ownership of Stonehill Recreation transferred to the Company on the effective date of the Great American plan of reorganization, which was October 16, 1997.
On February 14, 1996, an involuntary bankruptcy petition was filed against Great American by three creditors in the United States Bankruptcy Court,
Newark, New Jersey.  On April 2, 1996, Great
American and its wholly owned subsidiaries, Vernon
Valley, Great Valley, Great Gorge, Great Heritage,
Inc., TAV, Inc., Stonehill Management Corp.,
Stonehill Maintenance Corp., Stonehill Water,
Inc., Stonehill Sewer, Inc. and Vernon Valley
Sewer, Inc. filed voluntary petitions with the United States Bankruptcy Court for the District of
New Jersey seeking reorganization under
Chapter 11 of the United States Bankruptcy Code.

Resort Club (Continued):

The Company provides financing to the purchasers of its membership interests. Through fiscal 1997, the Company advanced approximately $10,637,000 to Resort Club primarily for working capital purposes. This financing is generally evidenced by non-recourse installment sales contracts. The down payment received by the Company for such sales is at least 10% of the sales price. The down payment is often less than the direct expense of commissions and selling expenses and the difference is financed either by borrowings by the Company or by the Company's internally generated funds. In order to ensure the collectability of the advances made to Resort Club and maintain the viability of Resort Club's future business operations, management determined that it has been in the best interest of the Company to assist Great American and its affiliated entities for the reason that the majority of the Resort Club amenity package was owned and operated by Great American and affiliated entities. Management believes that in order for the Resort Club to maintain its operations, the Great American assets must emerge from bankruptcy.

On July 10, 1997 Resources and its wholly owned subsidiaries, Resort Club and Diamond Leasing entered into a Memorandum of Understanding (the
"MOU") which outlined a settlement agreement in connection with the Great American bankruptcy between Great American, Praedium and Mr. Gene
Mulvihill and entities affiliated with Mr. Gene
Mulvihill including the Company. Pursuant to the terms of the MOU, Resources and its affiliates were required to make certain contributions and received certain benefits which are outlined below:

Contributions by the Company

A.	The full settlement and satisfaction of the
	claims, liens and security interests of
	Summit Bank ("Summit"), Lakeview Savings
	Bank ("Lakeview") and Public Loan Company
	in a manner that permitted the
	assets of the Great American entities
	contemplated by the MOU to be sold in a
	Section 363 Sale and the proceeds of such
	sale to be free and clear of all
	liens, claims and encumbrances.  See Item 12
	herein and Notes 3 and 10 of the Notes to the
	Consolidated Financial Statements.
B.	Payment of $1.8 million in cash which
	included $100,000 allocated for costs in
	connection with soliciting the plan.
C.	Resort Club agreed to allocate 100% of its
	net cash flow to pay the notes of
	professionals, indenture trustees, Richard
	Wright and Matt Harrison, both
	restructuring officers of Great American
	("Resort Club Notes"), and a $7.5 million
	unsecured creditors' note (the "Resort Club
	Unsecured Creditors' Note").
	Similarly, any proceeds dividended to
	reorganized Great American from Stonehill
	Recreation will be used to pay the Resort
	Club Notes and the Resort Club
	Unsecured Creditors' Note.  Such net cash
	flow and dividends will be allocated and
	distributed as follows: The first $1,000,000
	of such net cash flow will be allocated and
	distributed to pay the Resort Club Notes in
	partial satisfaction of unpaid allowed
	professional fees and expenses and unpaid
	allowed indenture trustee administrative
	claims, and unpaid claims of Richard Wright
	and Matt Harrison.  After distribution of
	the first $1,000,000 of net cash flow,
	50% of net cash flow thereafter will
	be paid pro rata under the Resort Club
	Notes and 50% of such net cash
	flow will be paid in satisfaction of the
	Resort Club Unsecured Creditors' Note; and
	provided further, that the amount and the
	terms of the Resort Club Notes and
	Resort Club Unsecured Creditors' Note shall
	be 	reasonably satisfactory to the holders
	of such notes and be limited in a matter so as not to materially impair the operation of the business of the Resort Club.

Resort Club (Continued):

D.	Transfer, release or otherwise convey all
	right, title and interest in and to the
	Piston Bullies previously leased to Vernon
	Valley by Diamond Leasing and 54
	building lots owned by the Company (the
	"Lots") to Great American, free and clear
	of all liens, claims and encumbrances prior
	to the commencement of the Section 363 Sale.
	Praedium, the successful purchaser,
	has the right to develop the lots in its
	discretion, in whole or in part, and the
	Company will reasonably cooperate with
	Praedium with respect to the
	development of the lots and or any other
	property acquired from Great American,
	including, without limitation, to affect the
	transfer of any and all rights, easements or
	other interests necessary for the
	successful purchaser to exercise its
	development rights; provided however, that
	such cooperation will be reasonably limited
	to acts which do not interfere materially
	with the operation of the Mulvihill
	interests' businesses.  See Item 12 herein
	and Note 3 of the Notes to the Consolidated
	Financial Statements.
E.	Promptly after the execution of the MOU, the
	Mulvihill interests and Public Loan Company
	agreed to enter into appropriate agreements
	with respect to the granting or
	the conveyance of all water rights, sewer
	rights, other access rights and rights
	appurtenant to the land on which Great
	American operates its businesses, and
	the Mulvihill entities and Public Loan
	Company will receive reciprocal rights with
	respect to the land on which the Mulvihill
	interests and Public Loan Company operate
	their business; provided, however, that (i)
	such transfers and grants by the Mulvihill
	interests and Public Loan Company are not
	conditional upon the consummation of the
	Section 363 Sale or the Plan, (ii)
	the rights granted to the Mulvihill interests
	and Public Loan Company will be reasonably
	limited in a manner so as not to interfere
	materially with Praedium's operation of its
	business, as determined in Praedium's
	reasonable discretion.
F.	Reorganized Great American  received (i) 35%
	of the common equity of Resort Club and 35%
	of the common equity of Stonehill Recreation
	and (ii) a $7.5 million note from the Resort
	Club (i.e., the Resort Club Unsecured
	Creditors Note ), as more fully described
	below.  Great American, Stonehill Recreation
	and the Company entered into a shareholders
	agreement covering the permissible
	expenditures which Stonehill Recreation may
	make on a going-forward basis to the
	effect that the 35% equity interest in
	Stonehill Recreation granted to Reorganized
	Great American under the Plan, and the
	amounts to be dividended on account
	of such 35% equity interest, shall not be
	diluted by any insider, affiliate or non-
	ordinary course transaction. Reorganized
	Great American has been granted appropriate
	representation on the boards of both
	Stonehill Recreation and Resort Club in
	connection with its 35% interest in each.
	Reorganized Great American received customary
	anti-dilution rights in respect of such
	equity interests.
G.	The Company entered into an amended and
	restated lease with respect to the Space Shot with Praedium on mutually acceptable terms.
	See Item 12 herein and Note 3 of the Notes to the Consolidated Financial Statements.

Resort Club (Continued):

Resort Club Operating Agreements

A.	Resort Club will receive 275 excess capacity
	passes per day (the "Excess Passes") for
	use at the Great Gorge Resort.  The Excess
	Passes are non-transferable and utilizable
	only by actual Resort Club members.
	Daily usage of the Excess Passes are limited,
	in the reasonable discretion of the operator
	of the Great Gorge Resort, to such number of
	Excess Passes that will not interfere with
	the usage (based upon full utilization of all
	lifts, rides, attractions and other
	amenities) of the Great Gorge Resort land and
	amenities by resulting in greater than
	capacity usage of the Great Gorge Resort.
	The capacity of the Great Gorge Resort is
	defined as follows: (i) as to the ski
	resort facilities, 4,000 day pass skiers per
	day and (ii) as to the summer participation
	theme park, 10,000 patrons per day.
B.	Resort Club will be permitted to purchase
	additional passes over and above the
	available Excess Passes.  Excess Passes shall
	not, under any circumstances, be
	used to solicit new Resort Club members.
C.	Resort Club was granted (i) a 25 year license
	to use six of the existing cabins and four
	lots on the Evergreen Campground and (ii) a
	lease of the Evergreen Campground for a
	nominal price for an initial term of
	one (1) year, with twenty-four (24) automatic
	one year extensions.
D.	Resort Club was granted one-time five year
	leases to operate winter time-share sales
	offices at two specified locations and a
	summer time-share sales office at one
	specified location.  Each of the three
	leases shall be at a rental of $100 per
	month.
E.	Resort Club will be granted a ten (10) year
	lease to operate a time-share "closing
	house" at a rental of $500 per month.
F.	All Resort Club promotional materials and
	agreements shall specify that Resort Club is
	not affiliated with the ownership of the
	summer participation theme park
	and winter recreational ski area.  Resort
	Club will affect notice of this matter to all
	existing Resort Club members.
G.	Resort Club will assume the defense of, and
	assume and pay the liabilities associated with, post-petition personal injury claims arising out of the post-petition operation of Great American's businesses to the date of the consummation of the Section 363 Sale;
	provided, however, that to the extent
	possible, payment of such liabilities shall first be made from a $300,000 amusement bond held by Great American.

Resort Club (Continued):

  Stonehill Recreation

A.	Praedium received a first priority $3.2
	million mortgage lien on the assets of
	Stonehill Recreation, including, but not
	limited to, the Spa (the "Spa Mortgage")
B.	Praedium granted to the Mulvihill entities
	(excluding Stonehill Recreation) an option
	(the "Option") to purchase the Spa Mortgage
	for $1 million (the "Option
	Price").  The Option must be exercised, and
	fully paid for, within 18 months of the
	consummation of the Section 363 Sale.  The
	Option Price may be paid in 18
	monthly installments, at an interest rate of
	ten (10%) percent per annum.
C.	Great American transferred, without
	representation or warranty, all of its right, title and interest in and to the 9-hole executive golf course and clubhouse adjacent to the Spa; provided, however, that Stonehill Recreation will grant reasonable rights of usage of such golf course and clubhouse to Praedium with respect to not less than 20% of all tee times at a 20% discount to the customary charges paid by the public for the use of such amenities.

Management believes that the contributions made by the Company in connection with the MOU hereinafter referred to as the "Great American Settlement
Assets" are realizable as of September 30, 1997.
Management believes that the Great American
Settlement Assets are realizable primarily through the forgiveness of indebtedness as of September
30, 1997 owed to Great American related entities and Stonehill Recreation for the use of amenities by Resort Club members, its participation in the option to purchase the $3.2 million first mortgage on the Spa from Praedium, and the 65% equity interest in the Spa. In addition, management believes that the entry of Intrawest provides significantly greater value to Resort Club members which will increase the collectability of membership receivables and increase membership referrals. In connection with Resort Club's obligation under the MOU with respect to the issuance of the Resort Club Notes and Resort Club
Unsecured Creditors' Note, Resort Club is obligated to record in the first quarter of fiscal 1998 approximately $5.0 million of indebtedness which represents the approximate discounted value of these obligations.

In February, 1998, Intrawest, the number one mountain resort developer in North America, purchased the Great Gorge Resort and plans a massive expansion that will include a village, rental cabins, resort homes, a mountain top golf course and a major facelift of the ski area and Action Park. Intrawest has a history turning ski resorts around throughout North America. Since purchasing Whistler/Blackcomb in the Canadian
Rockies in 1987, Intrawest has transformed it into the #1 ski resort in North America, bigger and better than Vail or Aspen. Just five years ago they purchased Mont Tremblant, a near bankrupt ski area in Quebec two hours north of Montreal. With
$500 million in investment it has become the best ski resort in the East. At Mont Tremblant
Intrawest created an incredible European style village with 20 restaurants and 50 shops.
Intrawest developed over 1,000 vacation homes and vastly improved the ski mountain.

Management believes that the entry of Intrawest into the Great Gorge Resort will significantly increase the existing members' satisfaction which will increase member referrals. In addition, since Resort Club is a multi-site, points based vacation club, Resort Club can sell inventory in South Carolina or Brigantine, New Jersey and continue to utilize the Intrawest draw in Vernon.
However, Management believes that there is enough available inventory in the Vernon area such as Seasons Hotel, Hidden Valley ski area and neighboring facilities to fulfill its long-term operational objectives.

During fiscal 1997 sales prices ranged from $8,510 to $16,288 per membership. Annual fulfillment assessments for operating costs ranged from $178.25 to $444.80 during fiscal 1997.

Resort Club (Continued):

For the fiscal years ended September 30, 1997, 1996, 1995, Resort Club's gross revenue from sales of membership interests was $6,389,292,
$6,666,979, and  $4,858,022, respectively.

The following table illustrates certain statistics regarding membership activities:



                                 	Fiscal	      Fiscal	       Fiscal
                                 	1997        	1996	         1995

Maximum number of membership
 interests available	             2,069	       1,453	         735

Net number of membership
 interests sold                  	1,970       	1,403         	685

Percentage sold                    	95%         	97%         	93%

Net number of membership interests
 sold during fiscal period         	567        	718          	526

Gross sales of membership
 interests during fiscal
 period                      $6,389,292  $6,666,979    $4,858,022

Annual fulfillment
 assessments per membership
 interests                     $426,171    $329,555      $168,930

Resort Club membership allows its members to vacation in Resort Condominiums at a significant savings. The accommodation usage is administrated through a "points" based system, the latest evolution of timesharing embraced by such industry leaders as Fairfield, RDI, and Disney. Each member is sold a certain number of points which are spent on accommodations. Members use a menu or point chart with a variety of seasons, unit styles and unit sizes to choose from with varying costs in points. The menu is broken down with a value established for each day of the year. The attractiveness of this program is it allows for the ultimate in flexibility for the member. In particular, due to the Great Gorge Resort's close proximity to members' homes, a number of short-term getaways of one, two, or three nights versus a full week, is a useful value. Resort Club is an affiliate of Interval International, a world-wide international exchange network. Resort Club has received a Five Star rating given to only the highest quality resorts within the Interval
International network.  This rating gives Resort
Club members a higher trading power to obtain exchanges to other high quality Resorts such as Marriott or Disney properties. As part of the purchase price, Resort Club offers the first year's membership to Interval International as well as one year's membership to Interval
International's benefit package known as World
Card Preferred to each of its members. World Card members obtain discounts on car rentals, hotel stays, prescriptions, auto purchase plans and much more.

Resort Club membership also includes access to the Spa, at no charge when staying within the Great
Gorge Village. Access may be obtained for a fee when not in residency. Members receive complimentary and discounted greens fees at the Spa Golf Course and members receive complimentary access to the Mountain Top Recreation Center.
Members who purchased memberships prior to January, 1997 also receive complimentary skiing and access to the summer participation theme park at the Great Gorge Resort.


Resort Club (Continued):

As a multi-site points based vacation club, Resort
Club believes it offers its members better value and more flexibility than a traditional deeded fixed week timeshare project. Resort Club's initial focus is to provide the New York metropolitan market with affordable drive-to vacation spots in the Northeast and Mid-Atlantic states including New Jersey, Vermont and South
Carolina.  Emerging social and economic trends see
American families taking more frequent but shorter vacations. With both spouses working it is often difficult for them to schedule the time off for the traditional two week vacation. A series of shorter getaways to nearby drive-to destinations is a growing trend. Resort Club's program is designed to meet these needs.

Vernon, New Jersey is both the selling
headquarters for Resort Club and its first resort location. Vernon is located within the Great Gorge
Resort area of New Jersey. This area possesses a wide variety of very appealing four season amenities, including: The Vernon Valley/Great
Gorge Ski Area with 3 inter-connecting mountains,
2 lodges, 52 trails, 15 lifts with one of the world's largest snowmaking systems, and a 1,000 plus foot vertical drop; Hidden Valley Ski Area with 1 mountain and 1 lodge, 12 trails, 3 lifts and a vertical drop of 620 feet; Action Park
Entertainment Center with 75 rides, shows and attractions, including one of the world's largest water parks; The Spa Country Club and Conference
Center, a health and fitness club with restaurant, banquet and conference facilities; The Spa Golf
Course, a Robert Trent Jones executive golf course with club pavilion; The Great Gorge Golf Course, a 27-hole golf course, clubhouse and driving range; Black Bear Golf Course, a championship 18 hole golf course and David Glenz Golf Academy and clubhouse; Crystal Springs Golf Course, an 18 hole, Van Hagge designed course and David Glenz
Golf Academy and clubhouse; Bally Owen Golf
Course, an 18 hole, Ruliwitz designed course and clubhouse; The Mountain Top Recreation Center, a
1,000 plus acre wilderness park with miles of trails, 8 lakes with beaches, boating, fishing, and a children's fort, Seasons Resort and Conference Center, a 600 suite hotel nestled in the Vernon Valley mountains with state-of-the-art conference facilities; and The Mountain Top Cabins and Tents, all pine Finnish cabins and platform tents located on lakes and ski trails with spectacular valley views.

Many of Resort Club's units are located either on the slopes of the Great Gorge Ski Area or the fairways of the Spa Golf Course. As of September
30, 1997, Resort Club has 35 units in Vernon, New
Jersey, 3 units in Brigantine, New Jersey and one unit in Palmas Del Mar, Puerto Rico and is looking into purchasing additional units in Brigantine as well as Killington, Vermont.

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

Seasonality

Sales of membership interests are primarily seasonal which correlates with the summer and winter seasons of Great Gorge Resort's summer participation theme park and winter ski operations, respectively. For the last three fiscal years ended September 30, 1997, quarterly sales as a percentage of annual sales, for each of the fiscal quarters averaged: quarters ended
December 31 - 15%, quarters ended March 31 - 27%, quarters ended June 30 - 18%, and quarters ended
September 30 - 40%. The Company is not dependent upon a limited number of customers whose loss would have a materially adverse effect on the Company.

Employees

Throughout the year, primarily in connection with the operation of its membership program, the Company employs as many as 119 persons, the substantial majority of which are employed on a part-time basis. The Company believes it enjoys a satisfactory relationship with its employees. As of September 30, 1997, the Company had approximately 37 year-round employees.

During January and February 1998, the Company significantly downsized its sales and marketing operations and has entered into sales and marketing arrangements with two entities owned and controlled by former employees of Resort Club, one of which is owned and controlled by Mr. Robert
Harris, Resort Club's former president. The agreements provide for a commission equal to 50%.

Management believes that the current arrangement is advantageous to the Company for the reason that the Company is not burdened with a fixed overhead.
At a point when Intrawest defines its operational and strategic game plan, management may operate its sales and marketing program internally.

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

As of September 30, 1997, the Company has sold
277,209 membership points. Based on the number of membership points sold, the Company is required to purchase a minimum inventory of 39 condominium units. Currently, the Company owns 8 condominium units free and clear, and has purchased 26 condominium units which are subject to mortgages in the principal amount of $1,485,779 as of September 30, 1997. In addition, the Company is in negotiations to purchase the remaining 5 condominium units for a purchase price of approximately $430,500.


	Real Estate Investment Activities (continued)

Ouray, Colorado Property and Mill. The Company is the owner of 10 acres of land in Ouray, Colorado, with the "Silver Shield" Mill located thereon.
The mill, designed to mill silver, has not been operated for more than 50 years. The Company paid the balance of the purchase price for this property early in fiscal 1992 and listed the property for sale at a price of $239,000 based upon a listing of comparable neighboring property.
Although the listing expired in October 1993, the Company did not renew the listing because of an ongoing reconstruction project in the vicinity which management believes may enhance the value of the Company's property. It is management's belief that this property will be sold for an amount at least equal to the Company's $218,975 carrying value, although no assurances can be given that such will be the case.

Other Investments.  See Item 12 herein and Notes
3, 4, 6, 7, and 14 of the Notes to the
Consolidated Financial Statements as to
investments made by the Company with entities affiliated with three directors, one of which is also the principal stockholder of the Company.

Item 2. Properties

The Company currently leases its office building located in Selma, Alabama on a month-to-month basis.

The Company's executive offices are at 355 Madison
Avenue, Morristown, New Jersey. The Company entered into a lease agreement with St. Marks
Associates, a real estate partnership owned 50% by Mr. Gene Mulvihill. The lease provides for a lease term of 5 years commencing December 1, 1995 with a base rent of $1,558 per month and a monthly payment of approximately $519 for the Company's proportionate share of impositions and operating expenses. The lease provides for rental adjustments for changes in the Consumer Price
Index.

During fiscal 1997, the Company entered into an agreement to purchase Stonehill Recreation, which owns and operates the Spa, a health and fitness club with restaurant, banquet and conference facilities as well as a Robert Trent Jones executive golf course with club pavilion. The purchase of Stonehill Recreation was completed in the first quarter of fiscal 1998. See Note 14 of the Notes to the Consolidated Financial
Statements.

Item 3.	Legal Proceedings

The Company is not a party to any pending legal proceedings which it regards as material in nature.


Item 4. Submission of Matters to a Vote of
Security Holders

No matter was submitted to a vote of security holders during the quarter ended September 30, 1997.


	 PART II

Item 5.	Market for Common Equity and Related
Stockholder Matters

Resources' Common Stock is traded in the over-the-counter market. The following table sets forth the range of high and low bid and asked quotations for the Common Stock during the past two fiscal years as derived from reports furnished by the National Quotation Bureau.


Quarter Ended	                 Bid (1)	                Asked (1)
                          	High       	Low	        High        	Low

December 31, 1995	         $ .875	    $ .71875	    $1.0625	     $ .875
March 31, 1996            	 1.625	      .8125	      1.875	       1.00
June 30, 1996	              1.125     	1.00       	 1.4375	      1.25
September 30, 1996	          .750     	 .75	        1.00	        1.00

December 31, 1996	           .750	      .625      	 1.00	         .75
March 31, 1997	              .625	      .625	        .813	        .813
June 30, 1997	               .750	      .50	        1.00	         .813
September 30, 1997	         1.031    	  .75	        1.125	        .875


____________
	(1) The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

As of December 31, 1997, the number of record holders of Resources' Common Stock was 2,604.
Resources has never paid a cash dividend on its Common Stock and anticipated capital requirements make it unlikely that any cash dividends will be paid on the Common Stock in the foreseeable future.


Item 6.	Management's Discussion and Analysis or
Plan of Operation

Introduction

The following discussions and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.

Results of Operations

Fiscal Year 1997 compared with Fiscal Year 1996

The net loss from continuing operations applicable to common shareholders for fiscal 1997 was $432,795 ($0.10 per share) as compared to a net loss from continuing operations applicable to common shareholders of $7,164,908 ($1.56 per share) in the comparable prior year period.

Sales of membership interests are recognized and included in Revenues after certain "down payment" and other "continuing investment" criteria are met. The agreement for sale generally provides for a down payment and a note payable to the Company in monthly installments, including interest, over a period of up to 7 years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of membership interests and the condominium is placed in service free and clear of all encumbrances. The sales price, less a provision for cancellation, is recorded as revenue and the cost related to such net revenue of the membership interest is charged against income in the year that revenue is recognized. If a purchaser defaults under the terms of the contract, after all rescission and inspection periods have expired, payments are generally retained by the Company. During fiscal 1997, the Company recognized approximately $2,933,000 in membership revenue as compared to $2,479,000 in fiscal 1996.

Costs incurred in connection with preparing membership interests for sale are capitalized and include all costs of acquisition, renovation and furnishings of condominiums as well as operating, marketing and selling expenses. Deferred
Membership Interests Held for Sale are valued at the lower of cost or net realizable value in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 67,
"Accounting for Costs and Initial Rental
Operations of Real Estate Projects". During fiscal 1997, the Company had adjusted Deferred
Membership Interests Held for Sale for items over budget in the aggregate amount of approximately, $2,936,000 as compared to $6,248,000 in fiscal
1996. Management believes that the 1997 overbudget was primarily due to the deteriorating conditions of the Great Gorge Resort during the summer of 1997 and the winter of 1997/1998 which has had a devastating impact on Resort Club's ability to sell membership interests.

Membership Expense primarily included Operating
Expenses of $234,654 in fiscal 1997 compared to $193,100 in fiscal 1996 resulting in an increase of $41,554 (21.52%); Marketing and Selling
Expenses of $1,173,270 in fiscal 1997 compared to $998,837 in fiscal 1996 resulting in an increase of $174,433 (17.46%); and Product Costs of
$557,303 in fiscal 1997 compared to $471,528 in fiscal 1996 resulting in an increase of $85,775
(17.94%). The increased expenses in fiscal 1997 compared to fiscal 1996 are a direct result of the increased Membership Revenue of approximately
$2,933,000 in fiscal 1997 compared to $2,479,000
in fiscal 1996.

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


Fiscal Year 1997 compared with Fiscal Year 1996
(continued)

As of September 30, 1997, management has determined that based on the average per point assessment, a deficit of $0.93 per point exists.
Based on an aggregate of 277,209 points sold through September 30, 1997, a $258,209 per year deficit exists which is the obligation of Resort
Club. Management has calculated the net present value of this obligation to be $3,300,778. As
September 30, 1996, Management calculated the per point deficit to be $1.41. The $0.48 decrease is primarily attributed to lower administration, management fees and replacement reserves than were originally budgeted. Accordingly, the Company adjusted the fulfillment deficit by approximately
$861,750 during fiscal 1997.

Membership Annual Fee Revenue was $476,792 in fiscal 1997 compared to $379,447 in fiscal 1996.
The increase of $97,345 (25.65%) in Membership
Annual Fee Revenue is a result of the number of membership interests increasing from 1,453 in fiscal 1996 to 2,069 in fiscal 1997.

Ski Rental Shop Revenue and Other Revenue was
$301,163 in fiscal 1997 compared to $1,142,069 in
fiscal 1996 and Ski Rental Shop and Other Expenses was $77,104 in fiscal 1997 compared to $1,095,596 in fiscal 1996. These decreases are a direct result of the Company not operating the Vernon
Valley/Great Gorge Ski Rental Shop (see Item 12 herein and Note 3 of the Notes to the Consolidated
Financial Statements).

Depreciation and amortization was $192,702 in fiscal 1997 compared to $107,979 in fiscal 1996 resulting in an increase of $84,723 (78.46%).
This increase is a direct result of the Company recording a full year's depreciation on its Space Shot ride purchased in fiscal 1996.

In fiscal 1997, the Company recorded a gain on the sale of marketable securities of $2,341,508 primarily resulting from a gain on the sale of PriCellular Stock of $1.4 million and a gain on the sale of Food Extrusion, Inc. of approximately
$1.1 million as compared to a gain on the sale of marketable securities in fiscal 1996 of $3,811,938 primarily resulting from a gain on the sale of PriCellular Stock of approximately $3.6 million
(see Notes 4 and 7 of the Notes to the
Consolidated Financial Statements).

During fiscal 1997, the Company recorded a loss on Sale of Real Estate and RTC Mortgages of $511,105.
During fiscal 1997, the Company recorded a loss in connection with the sale of its Clanton, Alabama office building of approximately $93,000 with the remaining balance relating to the sale of certain of its RTC Mortgages.

During fiscal 1997, the Company recorded amortization of deferred financing costs of $55,216 primarily relating to costs associated with obtaining its loan with Binghamton
Savings Bank (see Note 10 of the Notes to the
Consolidated Financial Statements).

During fiscal 1997, Interest income was $445,384 as compared to $449,292 in fiscal 1996. In addition, interest expense was $328,140 in fiscal
1997 as compared to $527,055 in fiscal 1996.

The net income from discontinued operations applicable to common shareholders for fiscal 1997 was $-0- ($0.00 per share) as compared to net income from discontinued operations applicable to common shareholders of $10,030,998 ($2.19 per share) in the comparable prior year period. The net income from discontinued operations was primarily a result of the sale of the Company's former cellular telephone system.


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

In fiscal 1996, the Company recorded membership revenue of approximately $2,479,000 and corresponding membership expenses of approximately
$2,060,000, excluding the write-off of over budgeted expenses described above. Membership expense primarily includes Operating Expenses of $193,100, Marketing and Selling Expenses of
$988,837 and Product Costs of $471,528. In addition, the Company had other income of approximately $1,142,000 primarily from ski rental operations offset by $1,095,596 in expenses which primarily consisted of $1,025,000 in rent expense to Vernon Valley. (See Item 12 and Note 3 of the Notes to the Consolidated Financial
Statements)

Also, the Company recorded a gain on sale of marketable securities of $3,811,938, primarily resulting from the sale of its PriCellular stock received as part of the proceeds from the sale of the cellular telephone system.

Net income from discontinued operations applicable to common shareholders for the twelve months of fiscal 1996 was $10,030,998 ($2.19 per share) as compared to net income from discontinued operations applicable to common shareholders of $1,354,515 ($0.25 per share) in the comparable prior year period. The net income from discontinued operations was primarily a result of the sale of the Company's cellular phone system.
(See Note 2 of the Notes to the
Consolidated Financial Statements.)

Liquidity and Capital Resources

Fiscal Year 1997

During fiscal 1997, the Company had a net loss from continuing operations of approximately
$432,800. Included in the net loss from continuing operations is depreciation of approximately $192,700 and amortization of deferred financing costs of approximately $55,200, which are non-cash expenses. After reflecting the net change in assets and liabilities which primarily include the utilization of cash from increased membership receivables of approximately
$1,461,000, decreased accounts payable and accrued liabilities of approximately $1,169,000 and increased deferred membership expenses of approximately $1,417,000 offset by a source of cash resulting from decreased deferred membership revenue of approximately $2,406,000, net cash used by operations was approximately $2,608,000.
Investing activities used net cash of
approximately $3,555,000 and includes primarily investments in the Great American settlement assets of approximately $4,494,000 which includes a cash contribution of $1.8 million, additional investments in Lakeview/Summit Notes of approximately $1,858,000 and an investment in Public Loan Notes of $770,000. Net cash used by investing activities also included capital expenditures of approximately $138,000 offset by the sale of certain RTC mortgages and the sale of Marketable Securities. Financing activities provided net cash of approximately $4,985,700 which resulted from proceeds of additional loans of approximately $5,900,300 offset by the repayment of borrowings of approximately $896,800 and the purchase of treasury stock of $17,828.
Accordingly, during fiscal 1997, the Company's cash decreased by approximately $1,177,000.

Fiscal Year 1996

During fiscal 1996, the Company had a loss from continuing operations of $7,164,908. Included in the loss from continuing operations is depreciation of approximately $108,000, which is a non-cash expense. After reflecting the net change in assets and liabilities, net cash used by continuing operations was $4,034,413. In addition, income from discontinued operations provided net cash of approximately $8,210,000 as a result of the sale of the Company's cellular telephone system. Investing activities provided net cash of $2,118,839 and primarily includes investments in mortgages of $1,523,585, investments in a mutual fund and other marketable securities of approximately $382,000, investments in real estate and real estate related activities of $1,018,740, an amusement ride for $1,229,000, and a loan to Food Extrusion, Inc. of $1,750,000 offset by the sale of PriCellular Stock which generated cash proceeds of approximately $7.4 million. Financing activities used net cash of approximately $5,657,000 which resulted from the repayment of borrowings of approximately
$5,148,000, and purchase of treasury stock of $1,396,591 offset by the proceeds of additional loans of approximately $887.000. Accordingly, during fiscal 1996, the Company's cash increased by approximately $637,000.

	Future Business Plans

As of September 30, 1997, the Company's primary business operations are in connection with the sale of membership interests through Resort Club.

In addition, management presently intends to apply the bulk of the Company's resources in some or all of the following real estate development activities: residential, commercial and resort development. Some of such activities may be conducted with entities affiliated with management. The Company's involvement may be as a sole principal, a partner, a joint venturer or in some other form.

As of September 30, 1997, the Company had engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated entities (see Item 12 and Note 3 of the Notes to the Consolidated
Financial Statements). In addition, as of September 30, 1997, the Company had made an investment in Food Extrusion, Inc. (see Note 7 of the Notes to the Consolidated Financial
Statements) and purchased mortgages from the Resolution Trust Company (see Note 6 of the Notes to the Consolidated Financial Statements).

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
Accountants on Accounting and Financial Disclosure

	None.

PART III

Item 9.  Directors and Executive Officers,
Promoters and Control Persons,
Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company are as follows:


Name					                   Age	     Principal			           Director
	                               					Occupation	           	Since
Gene W. Mulvihill* (+)      63       Director; Chief
                               						Executive Officer     	1981

Joseph R. Bellantoni*	      35	      Treasurer;
                                					Chief Financial Officer
                                   		and Director		         1995

Paul J. Donahue (+)	       	64	      Director			            1995

Thomas Conlin (+)		         63	      Director		            	1996

Christina Riker		           31	      Chief Financial Officer,
                               						Resort Club		          ----

Andrew Mulvihill		          34	      Executive Officer,
                                					Resort Club		          ----

__________
	(*) Member of the Executive Committee.  The
Executive Committee is responsible for oversight with respect to executive decisions.
	(+)  Member of the Audit Committee.


Mr. Gene W. Mulvihill became CEO of the Company on
November 7, 1995. Gene W. Mulvihill is a private investor, involved in venture capital, golf course and real estate development. Mr. Mulvihill was one of the founders, in 1983, of American Cellular
Network Corporation (Amcell), a public owner and operator of cellular telephone systems in the Northeast corridor between New York City and
Washington D.C., and was active in assisting in the development and financing of Amcell until its acquisition in 1987. Mr. Mulvihill was founder, Chairman of the Board and the major stockholder of Ribi ImmunoChem Research, Inc. involved in the biotechnology industry from 1981 to 1985. Mr.
Mulvihill was founder of NMR of America, Inc., a public company involved in magnetic resonance imaging and was a primary shareholder from 1985 to 1986. Mr. Mulvihill was Chairman of the Board of
Great American and a principal stockholder from 1981 to January 1991 and a Director from 1981 to 1994. Great American was involved in the recreation industry.



Item 9.  Directors and Executive Officers,
Promoters and Control Persons,
Compliance with Section 16(a) of the Exchange Act
(continued)

Mr. Bellantoni had been a Director and Treasurer of the Company from April 1995 through March 19,
1996. He subsequently rejoined the Company as a Director and Treasurer in October 1996. Mr.
Bellantoni was previously employed by Great
American through October 1996. He had been employed by Great American since February 1989, where he became Vice President of Administration in 1993 and Chief Financial Officer in June 1994.
On February 14, 1996, an involuntary bankruptcy petition was filed against Great American by three creditors in the United States Bankruptcy Court,
Newark, New Jersey. Mr. Bellantoni is currently a director and Chief Financial Officer of reorganized Great American, GAR, Inc. From May
1987 to February 1989, he was employed by Jaymont
Properties, Inc., an owner, developer, and manager of commercial real estate as a Project Analyst.
Prior to working with Jaymont, Mr. Bellantoni was employed by KPMG Peat Marwick from November 1983 through May 1987.

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

On or about March 1, 1993, Mountain Resort
Properties, Inc. ("MRP"), a corporation wholly owned and controlled by Andrew Mulvihill, the son of Gene Mulvihill, entered into an agreement with Resort Club, whereby in return for compensation of 3% of the gross sales of Resort Club, MRP is responsible for providing the following services to Resort Club: 1) develop a club membership program; 2) develop accommodation inventory; 3) develop and construct the Mountain Top Recreation
Area and all inclusive amenities; 4) acquire and renovate condominium inventory for Resort Club; 5) recruit and manage a sales, marketing, administrative, and fulfillment team; 6) develop and implement a business plan; and 7) manage collections. In furtherance of discharging the aforementioned obligations, Andrew Mulvihill works with and otherwise directs the efforts of Christina Riker, the Chief Financial Officer of
Resort Club. In this capacity, Andrew Mulvihill will make a significant contribution to the business of Resort Club and the establishment and the implementation of Resort Club policy decisions. Andrew Mulvihill may be deemed to be an executive officer of Resort Club, as that term is defined under the Securities Exchange Act of 1934. Andrew Mulvihill is currently the President and Owner of MRP, a New Jersey licensed real estate brokerage firm in Vernon, New Jersey.
Andrew Mulvihill is also the manager of Crystal
Springs Builders, L.L.C. formed in June of 1995, which is a New Jersey licensed builder who designs, develops, and constructs single family homes, commercial buildings, golf courses and other related facilities. Prior to managing
Crystal Springs Builders, Andrew Mulvihill was the developer/builder for the Great Gorge Village condominium complex which consists of 1,400 units.
Andrew Mulvihill is a graduate of Stanford
University.


Item 9.  Directors and Executive Officers,
Promoters and Control Persons,
Compliance with Section 16(a) of the Exchange Act
(continued)

No Director is a director of any other company with a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company
Act of 1940 with the exception of Joseph R.
Bellantoni who is also a director of GAR, Inc..

	Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities
Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 1997, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with in fiscal 1997.

Item 10.  Executive Compensation

The following table sets forth all cash
compensation paid or accrued by the Company during the three years ended September 30, 1997 to its Chief Executive Officer and any other executive officer who received compensation in excess of $100,000 in any such fiscal year. The Company's group life, health and hospitalization plans do not discriminate in favor of the executive officers and directors of the Company and are generally available to all salaried employees.

SUMMARY COMPENSATION TABLE

			             	Annual Compensation			             			Long-Term Compensation
Name and 									                 Other	                Restricted	LTIP		   All
Principal   Fiscal					           	Annual		      Options	Stock		    Payouts	 Other
Position	   Year	 Salary  	Bonus   Compensation	 SARs    Awards				          Compensation

Andrew
Mulvihill
Exec. Officer,
Resort Club		1997	$-0-	    $-0-		  $184,431	     -0-    	-0-		      $-0-			  $-0-

Gene W.
Mulvihill
Chief
Executive
Officer			   1997	$-0-	    $-0-		  $-0-		       	-0-	    -0-	       $-0-			  $-0-


Robert Harris
President,
Resort Club		1997	$119,287	$30,000	$-0-	        	-0-	    -0-	       $-0-	  		$-0-

William
McManus II
President	  	1997	$-0-	    $-0-	  	$172,000     	-0-	   	-0-	       $-0-  			$-0-

Joseph R.
Bellantoni
Chief
Financial
Officer		   	1997	$108,185	$-0-	   $-0-		       	-0-	    -0-	       $-0-			  $-0-

Andrew
Mulvihill,
Exec. Officer,
Resort Club		1996	$-0-		   $-0-	   $200,009	     -0-		   -0-	       $-0-			  $-0-

Gene W.
Mulvihill,
Chief Executive
Officer		   	1996	$-0-		   $-0-	   $-0-			       -0-	    -0-	       $-0-			  $-0-

Debra Evers-
Tierney,
President	  	1996	$112,333	$-0-	   $-0-	       		-0-	    -0-	       $-0-	  		$-0-

______________________

On January 23, 1998, Mr. Harris resigned as
President of Resort Club.
On August 31, 1997, Mr. McManus resigned as a
Director and President of the Company.



	Employment Agreements

On or about March 1, 1993, MRP, a corporation wholly owned and controlled by Andrew Mulvihill, the son of Gene Mulvihill, entered into an agreement with Resort Club, whereby in return for compensation of 3% of the gross sales of Resort
Club, MRP is responsible for providing the following services to Resort Club: 1) develop a club membership program; 2) develop accommodation inventory; 3) develop and construct the Mountain
Top Recreation Area and all inclusive amenities;
4) acquire and renovate condominium inventory for Resort Club; 5) recruit and manage a sales, marketing, administrative, and fulfillment team;
6) develop and implement a business plan; and 7) manage collections. In furtherance of discharging the aforementioned obligations, Andrew Mulvihill works with and otherwise directs the efforts of Christina Riker, the Chief Financial Officer of
Resort Club. In this capacity, Andrew Mulvihill will make a significant contribution to the business of Resort Club and the establishment and the implementation of Resort Club policy decisions. Andrew Mulvihill may be deemed to be an executive officer of Resort Club, as that term is defined under the Securities Exchange Act of 1934. During fiscal years ended September 30, 1997 and 1996, MRP has earned approximately $184,400 and $200,000 respectively pursuant to its agreement with Resort Club, of which approximately
$11,363 was unpaid at September 30, 1997.

	Stock Options Granted in Fiscal 1997

No options were granted during fiscal 1997.


Item 11.  Security Ownership of Certain Beneficial
Owners and Management

The following table sets forth, as of December 31, 1997, information with respect to each person
(including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of
1934) who is known to the Company to be the beneficial owner of more than five percent of Resources' Common Stock as well as the number of shares of Common Stock beneficially owned by all Directors of Resources and all Directors and officers of Resources as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of Resources' Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options owned by such holder at said date.


Name of			                Amount and Nature of 	  Percent
Beneficial Owner	         Beneficial Ownership    of	Class


Directors:
Gene W. Mulvihill	        2,396,300(1)	          	43%

Joseph R. Bellantoni      -0-		                  	-0-

Paul J. Donahue          	-0-	                   	-0-

Thomas Conlin	            -0-			                  -0-

Christina Riker	          -0-		                  	-0-

Andrew Mulvihill	         -0-		                  	-0-

All Officers and
Directors as a Group	     2,396,300(1)		          43%
(seven persons)

Public Loan Company,
 Inc. 	                     300,000		             	6%

______________
	(1)  Includes 625,000 shares owned by Blue
Horizon Corporation as well as 400,000 shares issuable upon exercise of outstanding Warrants.
Blue Horizon Corporation is owned by members of Mr. Mulvihill's immediate family.


Item 12. Certain Relationships and Related
Transactions

During the period of October 1, 1995 through September 30, 1997, the Company engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated entities. Specifically, the
Company has entered into transactions Great
American, Stonehill Recreation, and Great Mountain
Development Corporation ("GMD") of which the Company's Directors and Officers are either principal shareholders and/or Officers and
Directors.  In this regard, Mr. Bellantoni, the
Secretary, Treasurer and Director of the Company was Vice President and Chief Financial
Officer of Great American and is currently the Treasurer and a Director of reorganized Great
American; Gene Mulvihill, the Chairman of the
Board and Chief Executive Officer of the Company is a principal shareholder and former Officer of GMD and former Chairman of the Board and Chief
Executive Officer of Great American and his daughter was a Director, and the former President and Chief Operating Officer of such corporation.
Mr. Gene Mulvihill's son, Andrew Mulvihill is an
Executive Officer of Resort club and a former officer of GMD.

The entity presently providing Resort Club members with admission to its summer participation theme park and skiing facilities is Resorts, a subsidiary of Intrawest, which owns and operates the summer participation theme park and a winter recreational ski area in Vernon Township, Sussex
County, New Jersey. Resorts completed the purchase of the ski area and summer participation theme park on February 17, 1998 from Angel. Angel purchased the summer participation theme park and skiing facilities pursuant to a section 363 sale under the Federal Bankruptcy Rules whereby the summer participation theme park and ski area were purchased "free and clear" of all liens from Great American.

On March 29, 1996, but effective as of June 1,
1993, Resort Club entered into amended and restated agreements with Vernon Valley, Great
Gorge and Great Valley, all subsidiaries of Great
American, whereby in consideration for an aggregate payment of 10% of the gross sales price of each Resort Club membership, these entities were to provide amenities and access to certain properties for the benefit of Resort Club members.
The amenities provided by Great American include admission passes to the Vernon Valley and Great
Gorge ski facilities, admission passes to the summer participation theme park and admission passes to the Mountain Top Recreation Center, all for a period of 35 years. As of September 30, 1997, Resort Club had an unpaid balance of $540,795 for these amenities. Also on March 29, 1996, Resort Club entered into an amended and restated agreement with Stonehill Recreation, the entity which owns and operates the Spa on terms similar to those that were entered into with Great
American, except that the consideration payable to Stonehill Recreation from Resort Club represents
$25,000 for each condominium controlled by Resort
Club in the Great Gorge Village.  As of September
30, 1997, Resort Club had an unpaid balance of $738,178 due to Stonehill Recreation for amenities. Andrew J. Mulvihill, an Executive
Officer of Resort Club and the son of Gene
Mulvihill, and Christopher Mulvihill, the son of Gene Mulvihill, were each previously the beneficial owner of 33.3% of Stonehill Recreation.
During fiscal 1997, the Company advanced funds on behalf of Stonehill Recreation in connection with a settlement in the Great American bankruptcy. In consideration for these advances, ownership of Stonehill Recreation transferred to the Company on the effective date of the Great American plan of reorganization, which was October 16, 1997.


Item 12. Certain Relationships and Related
Transactions (Continued)

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

The Company provides financing to the purchasers of its membership interests. Through fiscal 1997, the Company advanced approximately $10,637,000 to Resort Club primarily for working capital purposes. This financing is generally evidenced by non-recourse installment sales contracts. The down payment received by the Company for such sales is at least 10% of the sales price. The down payment is often less than the direct expense of commissions and selling and the difference is financed either by borrowings by the Company or by the Company's internally generated funds. In order to ensure the collectability of the advances made to Resort Club and maintain the viability of Resort Club's future business operations, management determined that it has been in the best interest of the Company to assist Great American and its affiliated entities for the reason that the majority of the Resort Club amenity package was owned and operated by Great American and affiliated entities. Management also determined that in order for Resort Club to maintain its operations, the Great American assets must not only emerge from bankruptcy but operate competitively with nearby Resort facilities.

On July 10, 1997 Resources and its wholly owned subsidiaries Resort Club and Diamond entered into a Memorandum of Understanding which outlined a settlement agreement in connection with the Great
American bankruptcy between Great American,
Praedium, and Mr. Gene Mulvihill and entities affiliated with Mr. Gene Mulvihill including the Company. Pursuant to the terms of the MOU, Resources and its affiliates were required to make certain contributions and received certain benefits. See Item 1 herein and Note 3 to the Consolidated Financial Statements.

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

On March 31, 1996, the Company entered into an agreement to purchase 9 condominiums from Mr. Gene
Mulvihill which are used by Resort Club for an aggregate purchase price of $878,500 which management believes approximated fair market value. Of the condominiums purchased, eight are located in the Great Gorge Resort and one is located in the Resort of Palmas Del Mar, Puerto
Rico. As of September 30, 1997, the Company has a remaining balance due on the purchase of approximately $328,000 which is evidenced by a promissory note bearing interest at an effective rate of 10.25%.




Item 12. Certain Relationships and Related
Transactions (Continued)

Subsequent to the sale of the Company's former
Cellular Phone System (see Note 2 of the Notes to the Consolidated Financial Statements), the
Company transferred its executive offices to 355
Madison Avenue, Morristown, New Jersey. In connection with this move, the Company entered into a lease agreement with St. Marks Associates, a real estate partnership owned 50% by Mr. Gene
Mulvihill. The lease provides for a lease term of 5 years commencing December 1, 1995 with a base rent of $1,558 per month and a monthly payment of approximately $519 for the Company's proportionate share of impositions and operating expenses which management believes approximates fair market value. The lease provides for rental adjustments for changes in the Consumer Price Index.

On December 1, 1995, Diamond Leasing entered into a lease agreement with Vernon Valley. The lease term commenced on December 15, 1995 and expired on March 15, 1996. Pursuant to the lease, Diamond
Leasing leased the Vernon Valley/Great Gorge Ski
Area Rental Shops and all fixtures located thereon as well as the ski rental equipment. In consideration for this lease, Diamond Leasing agreed to: 1) pay a base rent of $950,000;
2)  pay additional  rent of  $75,000  which
represented an unallocated payment for services provided by Vernon Valley, including but not limited to security, maintenance of the leased premises, and general administrative services; and
3) pay a percentage of gross revenue equal to 50% of gross revenues in excess of $1,000,000. The
Lease provided for a cap limitation equal to a 28% rate of return to Diamond Leasing. Proceeds received in excess of a 28% rate of return were required to be remitted to Vernon Valley. The
Lease also provided Diamond Leasing with the absolute right of renewal for three additional consecutive December 15 - March 15 lease terms.
Through September 30, 1996, Diamond Leasing received net proceeds of approximately $984,000
(excluding the $75,000 additional rent which was paid directly to Vernon Valley from ski rental receipts) on this transaction and owes no further obligation to Vernon Valley, and consequently had a net gain on the transaction.

Diamond Leasing entered into a capital lease for two Piston Bullies with Bombardier Capital, Inc.
("Bombardier") commencing January 1, 1996 for a term of 18 months ending September 1, 1997.
Piston Bullies are snow grooming machines used for grooming ski trails. The lease provided for 11 payments with aggregate rental payments of approximately $165,700 and has a $10,901 purchase option at the end of the lease term. Concurrent with entering into the lease agreement with Bombardier, Diamond Leasing entered into a sublease agreement with Vernon Valley on similar terms with Diamond Leasing's lease agreement with Bombardier except that the rental payment had been adjusted to reflect a rate of return to the Company of 28%. In connection with the lease agreement, Bombardier filed financing statements to protect its security interest. In addition, the Company pledged 10,000 shares of its PriCellular Class A Common Stock with Bombardier as additional collateral. As of September 30, 1997, the remaining balance due Bombardier along with the purchase option was paid in full. In connection with the settlement agreement relating to the Great American bankruptcy, the Company transferred the Piston Bullies to Great American free and clear of all liens. See Item 1 herein and Note 3 of the Notes to the Consolidated
Financial Statements.


Item 12. Certain Relationships and Related
Transactions (Continued)

On January 26, 1996, Diamond Leasing entered into a loan agreement and advanced $269,500 to Great
American in connection with a loss suffered by Great American resulting from a flood that occurred on January 12, 1996. As collateral for the $269,500 loan, Great American assigned to Diamond Leasing its interest in the insurance proceeds to the extent of $269,500 together with interest at 9% per annum. As further consideration, Diamond Leasing and Vernon Valley amended the ski rental shop lease to provide that prior to any "additional rent" being paid to Vernon Valley pursuant to the lease agreement funds will be paid to Diamond Leasing until the principal amount of the loan is fully paid with accrued interest. As of September 30, 1997,
Diamond Leasing received payments of $172,366 on this loan pursuant to the assignment and "additional rent" described above with a remaining balance of $97,134 outstanding as of September 30, 1997. In connection with the settlement agreement relating to the Great
American Bankruptcy, the Company agreed to accept
$46,000 as payment in full for the outstanding balance. See Item 1 herein and Note 3 of the Notes to the Consolidated Financial Statements.

On March 19, 1996, Diamond Leasing agreed to
purchase 92 condominium lots from GMD, at a price
of $1,820,000 payable as follows:  (i)  $270,500
on or before April 1, 1996, (ii) the assumption of any and all filed liens affecting the Property;
and (iii) the balance from the net cash flow realized from the development of the Property.
Each of the parties agreed to seek Bankruptcy
Court approval for this transaction. The closing occurred on April 1, 1996 with Diamond Leasing acquiring good and marketable title to the property insurable at regular rates and with customary adjustments made at the closing. Finally, Diamond Leasing offered GMD the
Option to participate in the development of the Property. In connection with the settlement agreement relating to the Great American bankruptcy, the Company transferred 54 condominiums to Great American in consideration for $145,000. See Item 1 herein and Note 3 of the
Notes to the Consolidated Financial Statements.


On April 5, 1996, the Company, through a wholly owned subsidiary, Star II, agreed to purchase an attraction known as the Space Shot from S & S
Sports Power, Inc.  for the sum of $1,250,000.
Concurrently, Diamond agreed to lease the Space
Shot to Vernon Valley at an annual rental equal to $300,000 for a term of four (4) years subject, however, to Vernon Valley achieving a certain level of revenues, failing which no payment will be made to the Company, but will accrue and be due and payable to the Company in the subsequent years of the said Lease Agreement. An entity controlled by the immediate family of Mr. Gene Mulvihill, an officer and director of the Company, is a 50% owner of S & S
Sports Power, Inc. In connection with the acquisition of this ride, this entity has agreed to forfeit all allocated profits and direct same to the Company. No payments were made in fiscal 1996 pursuant to this lease agreement. In connection with the settlement agreement relating to the Great American bankruptcy, Praedium agreed to purchase the Space Shot for $900,000. See Item
I herein and Note 3 of the Notes to the
Consolidated Financial Statements.

As of September 30, 1997, the Company, through
Diamond Leasing, advanced $2,739,782 to Summit and
Lakeview in connection with a limited forbearance agreement entered into between Summit, Lakeview, Mr. Gene Mulvihill and Robert and Stanley Holuba.


Item 12. Certain Relationships and Related
Transactions (Continued)

On March 1, 1994, loans made by Summit and
Lakeview to Vernon Valley had matured and were immediately due and payable. Vernon Valley failed to fully pay the loan obligations which constituted a material default under the Vernon
Valley loan documents, and together with the filing of bankruptcy by Vernon Valley, also constituted a material event of default under the Vernon Valley loan documents.

As part of the original loan transactions, Mr.
Mulvihill and Mr. Stanley and Robert Holuba (the
"guarantors") guaranteed the Summit and Lakeview loans. The payments made by the Company to Summit and Lakeview were made in connection with a limited forbearance agreement for which the banks agreed to forebear from exercising their respective rights and remedies under the Vernon
Valley loan documents.

In connection with the settlement relating to the Great American bankruptcy, the Company satisfied the full settlement of the claims, liens and security interests of Summit and Lakeview in a manner that permitted the assets of the Great
American entities contemplated by the MOU to be sold in a Section 363 sale and the proceeds of such sale to be free and clear of all liens, claims and encumbrances. See Item 1 herein and
Note 3 of the Notes to the Consolidated Financial
Statements.

	Parent of the Company

Gene W. Mulvihill, the Chief Executive Officer and a Director of the Company and beneficial owner of approximately 43% of the outstanding Common Stock may be deemed the "parent" or controlling person of the Company as that term is defined in the Regulations promulgated under the Securities Act of 1933.

PART IV

	Item 13. Exhibits, Financial Statement
Schedules and Reports on Form 8-K
										Page
	(a) 	(1) Financial Statements.

		Independent Auditors' Report		                		S-1
		Consolidated Balance Sheet -
		 September 30, 1997				                       	S-2-3
		Consolidated Statements of Operations -
		 years ended September 30, 1997
		 and 1996				                                 		S-4
		Consolidated Statements of
		Stockholders'Equity - years ended
		 September 30, 1997 and 1996                				S-5
		Consolidated Statements of Cash
		 Flows -years ended September 30,
	 	1997 and 1996				                           		S-6-7
		Notes to Consolidated Financial
	 	Statements		                             					S-8-34

		(2) Financial Statement Exhibits - None

	(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

	(c) Exhibits:

			  3(a)	  Certificate of
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

____________
(1)	Filed as an exhibit to the Registration
Statement on Form S-1 (File No. 2-66471) of the
Registrant and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's
annual report on  Form 10-KSB for the year ended
September 30, 1992 and incorporated herein by
reference.
(3)	Filed as an exhibit to the Registrant's
annual report on Form 10-K for the year ended
September 30, 1989 and incorporated herein by
reference.
(4)   	Filed as an exhibit to the Registrant's
annual report on Form 10-K for the year ended
September 30, 1990 and incorporated herein by
reference.
(5)   	Filed as an exhibit to the Registrant's
current report on Form 8-K for October 9, 1991 and incorporated herein by reference.

			22. Subsidiaries of Registrant:

Name								                          State of Incorporation
Dominion Cellular, Inc.				           New Jersey
Diamond Leasing and
 Management Corp.					                Delaware
Diamond World Funding Corp.			        New Jersey
Resort Club, Inc.				 	               New Jersey
Star II Leasing Corporation			        New Jersey
Stonehill Recreation Corporation		    New Jersey


	   (d) Financial statements omitted
from annual report to shareholders filed herewith
- None.




Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            			DOMINION RESOURCES, INC.


Dated: March 31, 1998      By:/s/ Gene Mulvihill


	Pursuant to the requirements of the
Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature				            	Title			                 Date

/s/ Gene Mulvihill   	  		Chief Executive		        March 31, 1998
Gene Mulvihill				        Officer and Director

/s/ Joseph R. Bellantoni		Treasurer; Chief       		March 31, 1998
Joseph R. Bellantoni	   		Financial Officer
					                    	and Director

/s/Paul J. Donahue	     		Director	              		March 31, 1998
Paul J. Donahue

/s/Thomas Conlin	       		Director		              	March 31, 1998
Thomas Conlin

/s/Christina Riker			     Chief Financial	         March 31, 1998
Christina Riker			        Officer, Resort Club

/s/Andrew Mulvihill    			Executive Officer,	      March 31, 1998
Andrew Mulvihill		       	Resort Club








INDEPENDENT AUDITORS' REPORT




Dominion Resources, Inc. and Subsidiaries
Morristown, New Jersey

We have audited the accompanying consolidated balance sheet of Dominion Resources, Inc. and Subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two fiscal years ended September 30, 1997.
These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dominion Resources, Inc. and Subsidiaries as of
September 30, 1997, and the results of its operations and its cash flows for the two fiscal years ended September 30, 1997, in conformity with generally accepted accounting principles.


   Liebman, Goldberg, Broder & Drogin, L.L.P.

December 23, 1997


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1997


ASSETS

Current assets:
	Cash and cash equivalents	                       $  126,368
	Investment in mutual fund and
	 other marketable securities
	 (Notes 1 and 4)	                                   327,403
	Membership Receivables, net
	 (including allowance for doubtful
	 accounts of $362,377 at September
	 30, 1997 (Note 1)	                               1,570,991
	Accrued interest and other
	 receivables (including receivables
	 to related parties of $245,055
	 at September 30, 1997)	                            988,807
	Prepaid expenses and other assets	                  644,197
	Deferred Membership Interests
	 Held for Sale (Note 1)                         	 8,603,925

Total current assets	                             12,261,691

Property, equipment, furniture,
 and fixtures, net of accumulated
 depreciation and amortization of
 $129,813 at September 30, 1997 (Note 1)	            258,927

Other assets:
	Membership Receivables, net
	 (including allowance for doubtful
	 accounts of $1,348,296 at September
	 30, 1997 (Note 1)	                               5,845,195
	Great American Settlement
	 Assets (Note 3)	 6,764,684
	Mortgages receivables (Note 6)	                     309,790
	Note Receivable and accrued
	 interest - Food Extrusion,
	 Inc. (Note 7)	                                   1,515,295
	Investment in Food Extrusion,
	 Inc. (Note 7)	                                     164,125
	Real estate and real estate
	 related activities (Notes 3 and 5)	                745,504
Total other assets	                               15,344,593

Total assets                                   	$ 27,865,211


See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
SEPTEMBER 30, 1997

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Accounts payable and
	 accrued liabilities (Note 8)                   	$ 5,781,453
	Secured Debt, current portion (Note 10)	           2,170,844
	Unsecured notes payable, (Note 10)	                  380,000
	Deferred Membership Revenue (Note 1)	             11,732,701
Total current liabilities	                         20,064,998

Long-term liabilities:
	Secured Debt, net of current
	 maturities (Note 10)	                             3,951,683
	Unsecured Notes Payable,
	 net of current maturities (Note 10)	                227,732
Total long-term liabilities	                        4,179,415


Stockholders' equity:
	Common stock, $0.01 par value;
	 Authorized - 25,000,000 shares;
	 issued and outstanding - 5,158,354
	 shares at September 30, 1997	                        51,584
	Additional paid-in capital	                        5,429,206
	Accumulated deficit 	                               (459,079)
	Less: 1,350,646 shares held in
	 treasury (Note 12)                             	 (1,400,913)
Total stockholders' equity	                         3,620,798

Total liabilities and stockholders' equity	      $ 27,865,211



See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                       	1997	             1996

Revenues
  Membership revenue	                   $ 2,933,175	      $ 2,479,294
  Membership annual fee revenue             476,792	          379,447
  Ski rental shop revenue
  and other revenue	                        301,162	        1,142,069
        Total revenues	                   3,711,129	        4,000,810

Expenses:
  Ski rental shop and
   other operations	                         77,104	        1,095,596
  Membership operations	                  2,639,025	        4,904,595
  Membership maintenance	                    23,633	        4,235,001
  Marketing and selling 	                 2,638,563	        3,424,185
  General and administrative
   expenses	                                708,779	        1,132,537
  Depreciation and amortization             192,702	          107,979
        Total expenses	                   6,279,806	       14,899,893

Loss from operations                  	  (2,568,677)     	(10,899,083)

Other income (expenses):
  Interest income	                          445,384	          449,292
  Interest expense	                        (328,140)	        (527,055)
  Amortization of deferred
   financing costs	                         (55,216)	               0
  Gain on Sale of marketable
   securities (Notes 4 and 7)          	  2,341,508      	  3,811,938
  Loss on Sale of real
   estate and RTC Mortgages	               (511,105)	               0
         Total other income (expenses)	    1,892,431	       3,734,175

Loss from continuing operations before
 income taxes 	                             (676,246)    	 (7,164,908)
Income taxes (Note 9)	                       243,451	               0
Loss from continuing operations	            (432,795)    	 (7,164,908)

Discontinued operations (Note 2):
  Gain (loss) from
   operations of Cellular Telephone
   System (less applicable
   income tax (benefit)
   of $24,294 on September 30, 1996	               0	         (36,442)
  Gain on Sale of Cellular Telephone
   System (less applicable
   income taxes of $728,294
   on September 30, 1996	                          0	      10,067,440

Income from discontinued operations	               0     	 10,030,998

Net income (loss)                        	$ (432,795)    	$ 2,866,090

Net income (loss) from
 continuing operations per common share	  $    (0.10)    	$     (1.56)

Net income from
 discontinued operations
 per common share	                        $     0.00     	$      2.19

Net Income (Loss) per common share       	$    (0.10)    	$      0.63

Weighted average number
 of share used in computing
 net income per share	                     4,293,206	       4,588,939


See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1997 and 1996


				                                  Retained
			                       Capital    	Earnings/
  	Common	    Par	        in Excess	  Accum.	      Treasury
	  Stock	     Value	      of Par	     Deficit	     Stock	          Total

Balance - September 30, 1995:
   5,559,000  $  55,590	  $5,058,706	 $(2,892,374)	$          0   	$2,221,922

Purchase of 1,329,646 shares of Treasury stock (including
 943,411 shares purchased from the Company's former  President):
  (1,329,646)  	(13,296)        	  0	           0	   (1,383,295)  	(1,396,591)

Net Income
          	0         	0	           0   	2,866,090            	0    	2,866,090

Balance - September  30, 1996:
  	4,229,354   	$42,294	  $5,058,706	    $(26,284) 	$(1,383,295)  	$3,691,421

Issuance of 800,000 shares in connection with financing (Note 12):
    	800,000     	8,000     	312,000           	0            	0      	320,000

Issuance of 150,000 shares in connection with financing (Note 12):
    	150,000     	1,500	      58,500           	0            	0       	60,000

Purchase of Treasury Stock:
    	(21,000)     	(210)          	0           	0      	(17,618)	     (17,618)

Net Loss:
          	0         	0           	0     (432,795)	           0     	(432,795)

Balance - September 30, 1997:
   5,158,354   	$51,584  	$5,429,206    	$459,079 )	$(1,400,913)  	$3,620,798


See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

		                                    1997	               1996
Cash flows provided by (used in) continuing
 operating activities:
	Net (loss)	                          $  (432,795)       	$ (7,164,908)

Adjustments to reconcile net income to net cash provided
 by continuing operating activities:
	Depreciation and amortization	           192,702	             107,979
	Amortization of
	 deferred financing costs	                55,216	                   0
Changes in assets and liabilities:
	Membership receivables	               (1,460,958)	         (2,948,449)
	Accrued interest and
  other receivables	                     (548,917)       	    (110,491)
	Prepaid expenses and other assets	      (233,024)	            (86,389)
	Deferred member expenses	             (1,417,214)       	  (2,589,268)
	Accounts payable and
	 accrued expenses	                    (1,168,718)	          3,963,029
	Deferred membership revenue	           2,405,835	           4,794,084
Net cash used in continuing
 operations                          	 (2,607,873)       	  (4,034,413)

Cash flows provided by discontinued operating activities:
	Net (loss)	                                    0	             (36,442)

Adjustments to reconcile net (loss) to net cash provided by
 discontinued operating  activities:
	Depreciation and amortization	                 0	             109,601
	Utilization of tax benefit	                    0        	     (24,294)
Changes in assets and liabilities:
	Trade receivables	                             0	               3,986
	Inventories	                                   0	                (892)
	Prepaid expenses and other assets	             0	              31,216
	Accounts payable and accrued expenses	         0	             154,460
	Gain on Sale of Cellular Assets	               0	           7,972,155
Net cash provided by
 discontinued operations	                       0	           8,209,790

Cash flows from investing activities:
	Sale of Food Extrusion Stock	            197,816	                   0
	Sale of PriCellular Stock	               106,815	           7,384,850
	Sale of Other Marketable Securities       59,718	                   0
	Convert related party receivable
	 to equity investment 	                        0	           1,019,467
	Note Receivable - Related Party	        (500,165)	                  0
	Note Receivable - Food  Extrusion	             0	          (1,750,000)
	Note Receivable - Great Gorge	                 0	             (97,135)
	GAR Settlement	                       (1,855,000)	                  0
	Investment in real estate and
	 real estate related activities         (127,246)	           (136,650)
	Investment - Lakeview/Summit Notes	   (1,857,692)	           (882,090)
	Investment - Public Loan Notes	         (770,000)	                  0
	Purchase of Amusement Ride	                    0	          (1,229,010)
	Purchase of Piston Bullies	              (10,900)	           (165,700)
	Investment in mutual fund and
	 other marketable securities	                  0	            (381,723)
	Investment in mortgages receivables    1,213,792 	         (1,523,585)
	Sale of Clanton Office Building	         125,743	                   0
	Capital expenditures	                   (137,989)       	    (119,585)
Net cash provided by
 (used in) investing activities	       (3,555,108)       	   2,118,839

Cash flows from financing activities:
	Proceeds from borrowings	              5,900,300	             887,337
	Repayment of borrowings	                (896,782)	         (5,148,000)
	Purchase of treasury stock	              (17,828)	         (1,396,591)
Net cash provided by
 (used in) financing activities	        4,985,690	          (5,657,254)
Increase (Decrease) in cash	           (1,177,291)	            636,962
Cash balance, beginning of year	        1,303,659        	     666,697
Cash balance, September 30, 1997     	$   126,368	        $  1,303,659


See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING
ACTIVITIES
YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                              	1997	              1996
Investment in PriCellular	     $    -0-	          $ 7,497,063
Retained Earnings	                  -0-	           (7,497,063)
Resort Club assets acquired	        -0-	            7,523,132
Resort Club liabilities assumed	    -0-	           (7,523,132)
Deferred Financing Costs      	 380,000	                  -0-
Issuance of Common Stock      	(380,000)	                 -0-
Total Non-Cash Operating,
 Investing and Financing
 Activities                   	$    -0-	          $       -0-


See accompanying notes.
S-7

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

1.  Summary of Significant Accounting Policies

			Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Dominion Resources, Inc.
and the accounts of all majority-owned
subsidiaries, hereinafter referred to as the "Company". The consolidated balance sheet is a classified presentation which distinguishes between current and noncurrent assets and liabilities. The
Company believes that a classified balance sheet provides a more meaningful presentation consistent with the business cycles of the Company's operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

		Property, Furniture, and Fixtures

Property, furniture, and fixtures are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of seven years for furniture, fixtures and equipment, and thirty years for buildings and improvements.

Property, furniture, and fixtures consisted of the following at September 30, 1997:

Buildings and improvements	                  $ 127,502
Furniture, fixtures and equipment	             261,238
     Subtotal	                                 388,740

     Less:  Accumulated depreciation
            and amortization	                  129,813
Net property, furniture,
   fixtures and equipment                   	$ 258,927

		Income  Per Common Share

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

1.  Summary of Significant Accounting Policies
	(Continued)

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

As of September 30, 1997, the Company has sold
277,209 membership points. Based on the number of membership points sold, the Company is required to purchase a minimum inventory of 39 condominium units. Currently, the Company owns 8 condominium units free and clear, and has purchased 26 condominium units which are subject to mortgages in the principal amount of $1,485,779 as of September 30, 1997. In addition, the Company is in negotiations to purchase the remaining 5 condominium units for a purchase price of approximately $430,500.

Ouray, Colorado Property and Mill. The Company is the owner of 10 acres of land in Ouray, Colorado, with the "Silver Shield" Mill located thereon.
The mill, designed to mill silver, has not been operated for more than 50 years. The Company paid the balance of the purchase price for this property early in fiscal 1992 and listed the property for sale at a price of $239,000 based upon a listing of comparable neighboring property.
Although the listing expired in October 1993, the Company did not renew the listing because of an ongoing reconstruction project in the vicinity which management believes may enhance the value of the Company's property. It is management's belief that this property will be sold for an amount at least equal to the Company's $218,975 carrying value, although no assurances can be given that such will be the case.

	Membership Interests Held for Sale

Costs incurred in connection with preparing membership interests for sale are capitalized and include all costs of acquisition, renovation and furnishings of condominiums as well as operating, marketing and selling expenses. Membership interests held for sale are valued at the lower of cost or net realizable value in accordance with the provisions of Statement of Financial
Accounting Standards ("SFAS") No. 67,
"Accounting for Costs and Initial Rental
Operations of Real Estate Projects". During fiscal 1997 and 1996, the Company had adjusted
Deferred Membership Interest Held for Sale over budget in the aggregate amount of approximately, $2,936,000 and $6,248,000, respectively.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

1.  Summary of Significant Accounting Policies
(Continued)

	Revenue and Profit Recognition

Sales of membership interests are recognized and included in Revenues after certain "down payment" and other "continuing investment" criteria are met. Revenue recognition is in accordance with the provisions of SFAS No. 66
"Accounting for Sales of Real Estate". The agreement for sale generally provides for a down payment and a note payable to the Company in monthly installments, including interest, over a period of up to 7 years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of membership interests and the condominium is placed in service free and clear of all encumbrances.
The sales price, less a provision for
cancellation, is recorded as revenue and the cost related to such net revenue of the membership interest is charged against income in the year that revenue is recognized. If a purchaser defaults under the terms of the contract, after all rescission and inspection periods have expired, payments are generally retained by the Company. During fiscal 1997 and 1996, the Company recognized approximately $2,930,000 and $2,479,000 in membership revenue, respectively.

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

	Investments

Marketable equity securities are recorded at the lower of aggregate cost or market. The cost of marketable securities sold is based on the earliest acquisition cost of each security held at the time of sale.

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



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

2.  Discontinued Operations

On November 16, 1994, the Company announced that
Dominion Cellular, Inc. ("DCI") had retained an independent broker on an exclusive basis to attempt to find a potential purchaser for DCI's cellular telephone system (also referred herein as the "System") or a possible merger partner with DCI. Management of the Company determined to seek a purchaser because it believed that DCI's cellular telephone system had been developed to a point where it represented an attractive acquisition for potential acquirers in the cellular industry at a price, based on current market conditions, substantially in excess of DCI's costs in developing the System.

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



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

2.  Discontinued Operations (Continued)

At the closing, the initial $6,000,000 cash portion of the purchase price was reduced to the extent required to repay DCI's outstanding debt to Motorola, Inc. (approximately $2,864,000) incurred to finance construction of the System, and to repay an 8%, $2,000,000 loan extended to DCI by PriCellular on April 7, 1995 in anticipation of the execution of the Asset Purchase Agreement. At the second closing, the $4,000,000 cash portion of the purchase price was decreased by $100,000 the amount by which assumed current liabilities exceeded DCI's current assets. At the second closing, $400,000 of the $3,900,000 balance of the purchase price was required to be held in escrow for a one year period following the closing, to ensure the accuracy of the Company's representations and warranties.

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

As part of the second closing, the Company entered into a second amendment to the Asset Purchase
Agreement dated December 14, 1995 whereby the
Company and PriCellular resolved certain disputes with respect to the adjusted purchase price of the cellular telephone system. As amended, the Company received $3,500,000 at the second closing, with the $400,000 balance being held in escrow. As part of the second amendment, the Company retained ownership of certain accounts receivable deemed to be uncollectible as of August
1, 1995 in the aggregate principal amount of approximately $124,000. In addition, the Company reserved the right to the proceeds of any insurance claim arising from a loss that took place in the month of August 1995.

	Use of Proceeds from the System Sale

In addition to receipt of the PriCellular Class A
Common Stock, the Company received an aggregate of approximately $9,900,000 (less closing costs and associated expenses) in cash payments from PriCellular at the initial closing and at the Second Payment Date (of which $400,000 was held in escrow for a one year period as previously described). The cash payments were applied substantially as follows:


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

2.  Discontinued Operations (Continued)

The cash payments and the proceeds from the Sale of PriCellular Stock received by the Company during fiscal 1996 were applied substantially as follows:


a)	Repayment of Motorola debt
   and accrued interest incurred
   to finance construction
 	 of the System.	                       $ 2,864,226

b)	Closing costs	                            747,955

c)	Escrow account deposit	                   400,000

d)	Advances to Resort Club	                6,225,442

e)	Investment in mutual fund and
 	 other marketable securities	              381,723

f)	Investment in RTC mortgages	            1,600,000

g)	Prepaid lease (ski rental shop)	          950,000

h)	Investment in Food Extrusion	           1,750,000

i)	Purchase of the Company's
 	 common stock from former President	     1,664,450

j)	Purchase of the Company's
 	 common stock from unrelated parties	      562,343

k)	Investments in real estate and
 	 real estate related activities	         1,018,740

l)	Investment in Space Shot and
 	 Piston Bullies	                         1,394,710

   Total:	                               $19,559,589



	Proceeds from the System Sale to Former
	President

In lieu of a severance payment and in appreciation for her services in developing the System, the Board of Directors had agreed in principle with Ms. Evers-Tierney that in the event of consummation of the sale of the System, the Company will repurchase all of the shares of the Company's Common Stock owned by Ms. Evers-Tierney, her son and her husband, at a price equal to the "book value" of such shares computed as of the first business day after the Closing. The determination of "book value" would be made by the Company's auditors, computed on an accrual basis giving effect to the sale and the expenses and taxes to be incurred in connection with the sale, but without deducting any severance payment obligations to Ms. Evers-Tierney (which will be waived) or the stock repurchase obligation to Ms.
Evers-Tierney and her family. Pro rata payment was made to Ms. Evers-Tierney and her family. Ms.
Evers-Tierney and her family had the right to obtain part of such payments in PriCellular notes.
During fiscal 1996, the Company purchased an aggregate of 943,411 shares of the Company's
Common Stock from Ms. Evers-Tierney and her family at a purchase price equal to approximately
$500,000 in cash and 182,500 shares of PriCellular
Common Stock of which 50% was allocated to the purchase of Treasury stock and 50% as a cost in connection with the sale of the System. With the exception of the described payments to the Company's former president and members of her family, no portion of the sale proceeds were distributed directly to the Company's shareholders.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

2.  Discontinued Operations (Continued)

Summary results of the Company's former cellular telephone operation's prior to its sale, which have been classified separately, were as follows:

                     	Years Ended September 30
                    		   1996         		1995

Revenue	              $ 574,741    	$ 4,816,690
Expenses	               611,183	      3,462,175
Net Income (loss)    	$ (36,442)	   $ 1,354,515

3.  Related Party Transactions

During the period of October 1, 1995 through September 30, 1997, the Company engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated entities. Specifically, the
Company has entered into transactions Great
American, Stonehill Recreation Corporation
("Stonehill Recreation"), and Great Mountain
Development Corporation ("GMD") of which the Company's Directors and Officers are either principal shareholders and/or Officers and
Directors.  In this regard, Mr. Bellantoni, the
Secretary, Treasurer and Director of the Company was Vice President and Chief Financial Officer of
Great American and is currently Treasurer and a Director of reorganized Great American; Mr. Gene
Mulvihill, the Chairman of the Board and Chief
Executive Officer of the Company is a principal shareholder and former Officer of GMD and former
Chairman of the Board and Chief Executive Officer of Great American and his daughter was a Director, and the former President and Chief Operating
Officer of such corporation. Mr. Gene Mulvihill's son, Andrew Mulvihill is an Executive Officer of Resort Club and a former officer of GMD.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

3. Related Party Transactions (Continued)

On March 29, 1996, but effective as of June 1,
1993, Resort Club, Inc. ("Resort Club"), a subsidiary of the Company, entered into amended and restated agreements with Vernon Valley, Great
Gorge and Great Valley Real Estate Corp. ("Great
Valley"), all subsidiaries of Great American whereby in consideration for an aggregate payment of 10% of the gross sales price of each Resort
Club membership, these entities were to provide amenities and access to certain properties for the benefit of Resort Club members. The amenities provided by Great American include admission passes to the Vernon Valley and Great Gorge ski facilities, admission passes to the summer participation theme park and admission passes to the Mountain Top Recreation Center, all for a period of 35 years. As of September 30, 1997,
Resort Club had an unpaid balance of $540,795 for these amenities. Also on March 29, 1996, Resort
Club entered into an amended and restated agreement with Stonehill Recreation, the entity which owns and operates the Spa at Great Gorge
(the "Spa") on terms similar to those that were entered into with Great American, except that the consideration payable to Stonehill Recreation from Resort Club represents $25,000 for each condominium controlled by Resort Club in the Great
Gorge Village.  As of September 30, 1997, Resort
Club had an unpaid balance of $738,178 due to Stonehill Recreation for amenities. During fiscal
1997, the Company advanced funds on behalf of Stonehill Recreation in connection with a settlement in the Great American bankruptcy. In consideration for these advances, ownership of Stonehill Recreation transferred to the Company on the effective date of confirmation of the Great
American plan of reorganization, which was October
16, 1997.

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

The Company provides financing to the purchasers of its membership interests. Through fiscal 1997, the Company advanced approximately $10,637,000 to Resort Club primarily for working capital purposes. This financing is generally evidenced by non-recourse installment sales contracts. The down payment received by the Company for such sales is at least 10% of the sales price. The down payment is often less than the direct expense of commissions and selling and the difference is financed either by borrowings by the Company or by the Company's internally generated funds. In order to ensure the collectability of the advances made to Resort Club and maintain the viability of Resort Club's future business operations, management determined that it has been in the best interest of the Company to assist Great American and its affiliated entities for the reason that the majority of the Resort Club amenity package was owned and operated by Great American and affiliated entities. Management also determined that in order for Resort Club to maintain its operations, the Great American assets must not only emerge from bankruptcy but operate competitively with nearby Resort facilities.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

3. Related Party Transactions (Continued)

On July 10, 1997 the Company and its wholly owned subsidiaries Resort Club and Diamond Leasing entered into a Memorandum of Understanding (the
"MOU") which outlined a settlement agreement in connection with the Great American bankruptcy between Great American, Praedium and Mr. Gene
Mulvihill and entities affiliated with Mr. Gene
Mulvihill including the Company. Pursuant to the terms of the MOU, the Company and its affiliates were required to make certain contributions and received certain benefits which are outlined below:

Contributions by the Company

	A.	The full settlement and satisfaction of
		the claims, liens and security interests
		of Summit Bank ("Summit"), Lakeview
		Savings Bank ("Lakeview") and Public
		Loan Company in a manner that permitted
		the assets of the Great American entities
		contemplated by the MOU to be sold in a
		Section 363 Sale and the proceeds of such
		sale to be free and clear of all liens,
		claims and encumbrances.
	B.	Payment of $1.8 million in cash which
		included $100,000 allocated for costs in
		connection with soliciting the plan.
	C.	Resort Club agreed to allocate 100% of its
		net cash flow to pay the notes of
		professionals, indenture trustees, Richard
		Wright and Matt Harrison, both
		restructuring officers of Great American
		("Resort Club Notes") and a $7.5 million
		unsecured creditors' note (the "Resort
		Club Unsecured Creditors' Note").
		Similarly, any proceeds dividended to
		reorganized Great American from Stonehill
		Recreation will be used to pay the Resort
		Club Notes and the Resort Club Unsecured
		Creditors' Note.  Such net cash flow and
		dividends will be allocated and
		distributed as follows: The first
		$1,000,000 of such net cash flow will be
		allocated and distributed to pay the
		Resort Club Notes in partial satisfaction
		of unpaid allowed professional fees and
		expenses and unpaid allowed indenture
		trustee administrative claims, and unpaid
		claims of Richard Wright and Matt Harrison.
		After distribution of the first
		$1,000,000 of net cash flow, 50% of net
		cash flow thereafter will be paid pro rata
		under the Resort Club Notes and 50% of
		such net cash flow will be paid in
		satisfaction of the Resort Club Unsecured
		Creditors' Note; and provided further,
		that the amount and the terms of the
		Resort Club Notes and Resort Club
		Unsecured Creditors' Note shall be
		reasonably satisfactory to the holders of
		such notes and be limited in a matter so
		as not to materially impair the operation
		of the business of the Resort Club.
	D.	Transfer, release or otherwise convey all
		right, title and interest in and to the
		Piston Bullies previously leased to Vernon
		Valley by the Company, and 54 building
		lots owned by the Company (the "Lots")
		to Great American, free and clear of all liens, claims and encumbrances prior to the commencement of the Section 363 Sale.
		Praedium, the successful purchaser, has
		the right to develop the lots in its
		discretion, in whole or in part, and the Company will reasonably cooperate with
		Praedium with respect to the development of the lots and or any other property acquired from Great American, including, without limitation, to affect the transfer of any and all rights, easements or other interests necessary for the successful purchaser to exercise its development rights; provided however, that such cooperation will be reasonably limited to acts which do not interfere materially with the operation of the Mulvihill interests' businesses.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

3. Related Party Transactions (Continued)

	E.	Promptly after the execution of the MOU,
		the Mulvihill interests and Public Loan
		Company agreed to enter into appropriate
		agreements with respect to the granting or
		the conveyance of all water rights, sewer
		rights, other access rights and rights
		appurtenant to the land on which Great
		American operates its businesses, and the
		Mulvihill entities and Public Loan Company
		will receive reciprocal rights with
		respect to the land on which the Mulvihill
		interests and Public Loan Company operate
		their business; provided, however, that
		(i) such transfers and grants by the
		Mulvihill interests and Public Loan
		Company are not conditional upon the
		consummation of the Section 363 Sale or
		the Plan, (ii) the rights granted to the
		Mulvihill interests and Public Loan will
		be reasonably limited in a manner so as
		not to interfere materially with
		Praedium's operation of its business, as
		determined in Praedium's reasonable
		discretion.
	F.	Reorganized Great American  received (i)
		35% of the common equity of Resort Club
		and 35% of the common equity of Stonehill
		Recreation and (ii) a $7.5 million note
		from the Resort Club (i.e., the Resort
		Club Unsecured Creditors Note ), as more
		fully described below.  Great American,
		Stonehill Recreation and the Company
		entered into a shareholders agreement
		covering the permissible expenditures
		which Stonehill Recreation may make on a
		going-forward basis to the effect that the
		35% equity interest in Stonehill
		Recreation granted to Reorganized Great
		American under the Plan, and the amounts
		to be dividended on account of such 35%
		equity interest, shall not be diluted by
		any insider, affiliate or non-ordinary
		course transaction. Reorganized Great
		American has been granted appropriate
		representation on the boards of both
		Stonehill Recreation and Resort Club in
		connection with its 35% interest in each.
		Reorganized Great American received
		customary anti-dilution rights in respect
		of such equity interests.
	G.	The Company entered into an amended and
		restated lease with respect to the Space
		Shot with the Praedium on mutually
		acceptable terms.

Resort Club Operating Agreements

	A.	Resort Club will receive 275 excess
		capacity passes per day (the "Excess
		Passes") for use at the Great Gorge
		Resort.  The Excess Passes are non-
		transferable and utilizable only by actual
		Resort Club members.  Daily usage of the
		Excess Passes are limited, in the
		reasonable discretion of the operator of
		the Great Gorge Resort, to such number of
		Excess Passes that will not interfere with
		the usage (based upon full utilization of
		all lifts, rides, attractions and other
		amenities) of the Great Gorge Resort land
		and amenities by resulting in greater than
		capacity usage of the Great Gorge Resort.
		The capacity of the Great Gorge Resort is
		defined as follows: (i) as to the ski
		resort facilities, 4,000 day pass skiers
		per day and (ii) as to the summer
		participation theme park, 10,000 patrons
		per day.
	B.	Resort Club will be permitted to purchase
		additional passes over and above the
		available Excess Passes.  Excess Passes
		shall not, under any circumstances, be
		used to solicit new Resort Club members.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

3. Related Party Transactions (Continued)

C.	Resort Club was granted (i) a 25 year
	license to use six of the existing cabins
	and four lots on the Evergreen Campground
	and (ii) a lease of the Evergreen
	Campground for a nominal price for an
	initial term of one (1) year, with twenty-
	four (24) automatic one year extensions.
D.	Resort Club was granted one-time five year
	leases to operate winter time-share sales
	offices at two specified locations and a
	summer time-share sales office at one
	specified location.  Each of the three
	leases shall be at a rental of $100 per
	month.
E.	Resort Club will be granted a ten (10)
	year lease to operate a time-share
	"closing house" at a rental of $500 per
	month.
F.	All Resort Club promotional materials and
	agreements shall specify that Resort Club
	is not affiliated with the ownership of
	the summer participation theme park and
	winter recreational ski area.  Resort Club
	will affect notice of this matter to all
	existing Resort Club members.
	G.	Resort Club will assume the defense of,
		and assume and pay the liabilities
		associated with, post-petition personal
		injury claims arising out of the post-
		petition operation of Great American's
		businesses to the date of the consummation of the Section 363 Sale; provided, however, that to the extent possible, payment of such liabilities shall first be made from the $300,000 amusement bond held by Great American.

Stonehill Recreation

A.	Praedium received a first priority $3.2
	million mortgage lien on the assets of
	Stonehill Recreation, including, but not
	limited to, the Spa (the "Spa
	Mortgage").
B.	Praedium granted to the Mulvihill entities
	(excluding Stonehill Recreation) an option
	(the "Option") to purchase the Spa
	Mortgage for $1 million (the "Option
	Price").  The Option must be exercised,
	and fully paid for, within 18 months of
	the consummation of the Section 363 Sale.
	The Option Price may be paid in 18 monthly
	installments, at an interest rate of ten
	(10%) percent per annum.
	C.	Great American transferred, without
		representation or warranty, all of its
		right, title and interest in and to the 9-hole executive golf course and clubhouse adjacent to the Spa; provided, however, that Stonehill Recreation will grant reasonable rights of usage of such golf course and clubhouse to Praedium with respect to not less than 20% of all tee times at a 20% discount to the customary charges paid by the public for the use of such amenities.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

3. Related Party Transactions (Continued)

Management believes that the contributions made by the Company in connection with the MOU hereinafter referred to as the "Great American Settlement
Assets" are realizable as of September 30, 1997.
Management believes that the Great American
Settlement Assets are realizable primarily through the forgiveness of indebtedness as of September
30, 1997 owed to Great American related entities and Stonehill Recreation for the use of amenities by Resort Club members, its participation in the option to purchase the $3.2 million first mortgage in the Spa from Praedium, and the 65% equity interest in the Spa. In addition, management believes that the entry of Intrawest will provide significantly greater value to Resort Club members which will increase the collectability of membership receivables and increase membership referrals (see Note 14). In connection with
Resort Club's obligation under the MOU with respect to the issuance of the Resort Club Notes and Resort Club Unsecured Creditors' Note,
Resort Club is obligated to record in the first quarter of fiscal 1998 approximately $5.0 million of indebtedness which represents the approximate discounted value of these obligations.

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

On March 31, 1996, the Company entered into an agreement to purchase 9 condominiums which are used by Resort Club from Mr. Gene Mulvihill for an aggregate purchase price of $878,500 which management believes approximates fair market value. Of the condominiums purchased, eight condominiums are located in the Great Gorge Resort and one is located in the Resort of Palmas Del
Mar, Puerto Rico.  As of September 30, 1997, the
Company has a remaining balance due on the purchase of approximately $328,000 which is evidenced by a promissory note bearing interest at an effective rate of 10.25%.

Subsequent to the sale of the System, the Company transferred its executive offices to 355 Madison
Avenue, Morristown, New Jersey. In connection with this move, the Company entered into a lease agreement with St. Marks Associates, a real estate partnership owned 50% by Mr. Gene Mulvihill. The lease provides for a lease term of 5 years commencing December 1, 1995 with a base rent of $1,558 per month and a monthly payment of approximately $519 for the Company's proportionate share of impositions and operating expenses which management believes approximates fair market value. The lease provides for rental adjustments for changes in the Consumer Price Index.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

3.  Related Party Transactions (Continued)

On December 1, 1995, Diamond Leasing entered into a lease agreement with Vernon Valley. The lease term commenced on December 15, 1995 and expired on March 15, 1996. Pursuant to the lease, Diamond
Leasing leased the Vernon Valley/Great Gorge Ski
Area Rental Shops and all fixtures located thereon as well as the ski rental equipment. In consideration for this lease, Diamond Leasing agreed to: 1) pay a base rent of $950,000;
2)  pay additional  rent of  $75,000  which
represented an unallocated payment for services provided by Vernon Valley, including but not limited to security, maintenance of the leased premises, and general administrative services; and
3) pay a percentage of gross revenue equal to 50% of gross revenues in excess of $1,000,000. The
Lease provided for a cap limitation equal to a 28% rate of return to Diamond Leasing. Proceeds received in excess of a 28% rate of return were required to be remitted to Vernon Valley. The
Lease also provided Diamond Leasing with the absolute right of renewal for three additional consecutive December 15 - March 15 lease terms.
Through September 30, 1996, Diamond Leasing received net proceeds of approximately $984,000
(excluding the $75,000 additional rent which was paid directly to Vernon Valley from ski rental receipts) on this transaction and owes no further obligation to Vernon Valley, and consequently had a net gain on the transaction.

Diamond Leasing entered into a capital lease for two Piston Bullies with Bombardier Capital, Inc.
("Bombardier") commencing January 1, 1996 for a term of 18 months ending September 1, 1997.
Piston Bullies are snow grooming machines used for grooming ski trails. The lease provided for 11 payments with aggregate rental payments of approximately $165,700 and has a $10,901 purchase option at the end of the lease term. Concurrent with entering into the lease agreement with Bombardier, Diamond Leasing entered into a sublease agreement with Vernon Valley on similar terms with Diamond Leasing's lease agreement with Bombardier except that the rental payment had been adjusted to reflect a rate of return to the Company of 28%. In connection with the lease agreement, Bombardier filed financing statements to protect its security interest. In addition, the Company pledged 10,000 shares of its PriCellular Class A Common Stock with Bombardier as additional collateral. As of September 30, 1997, the remaining balance due Bombardier along with the purchase option was paid in full and the additional collateral was returned to the Company.
In connection with the settlement agreement to the Great American bankruptcy, the Company transferred the Piston Bullies to Great American free and clear of all liens.

On January 26, 1996, Diamond Leasing entered into a loan agreement and advanced $269,500 to Great
American in connection with a loss suffered by Great American resulting from a flood that occurred on January 12, 1996. As collateral for the $269,500 loan, Great American assigned to Diamond Leasing its interest in the insurance proceeds to the extent of $269,500 together with interest at 9% per annum. As further consideration, Diamond Leasing and Vernon Valley amended the ski rental shop lease to provide that prior to any "additional rent" being paid to Vernon Valley pursuant to the lease agreement funds will be paid to Diamond Leasing until the principal amount of the loan is fully paid with accrued interest. As of September 30, 1997,
Diamond Leasing received payments of $172,366 on this loan pursuant to the assignment and "additional rent" described above with a remaining balance of $97,134 outstanding as of September 30, 1997. In connection with the settlement agreement relating to the Great
American bankruptcy, the Company agreed to accept
$46,000 as payment in full for the outstanding balance.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

3.  Related Party Transactions (Continued)

On March 19, 1996, Diamond Leasing agreed to
purchase 92 condominium lots from GMD, at a price
of $1,820,000 payable as follows:  (i)  $270,500
on or before April 1, 1996, (ii) the assumption of any and all filed liens affecting the property;
and (iii) the balance from the net cash flow realized from the development of the property.
Each of the parties agreed to seek Bankruptcy
Court approval for this transaction. The closing occurred on April 1, 1996 with Diamond Leasing acquiring good and marketable title to the property insurable at regular rates and with customary adjustments made at the closing.
Finally, Diamond Leasing offered GMD the Option to participate in the development of the property.
In connection with the settlement agreement relating to the Great American bankruptcy, the Company transferred 54 condominiums to Great
American in consideration for $145,000.

On April 5, 1996, the Company, through a wholly owned subsidiary, Star II Leasing Corporation, agreed to purchase an attraction known as the Space Shot from S & S Sports Power, Inc. for the sum of $1,250,000. Concurrently, Diamond agreed to lease the Space Shot to Vernon Valley at an annual rental equal to $300,000 for a term of four
(4) years subject, however, to Vernon Valley achieving a certain level of revenues, failing which no payment will be made to the Company, but will accrue and be due and payable to the Company in the subsequent years of the said Lease
Agreement. An entity controlled by the immediate family of Mr. Gene Mulvihill, an officer and director of the Company, is a 50% owner of S & S
Sports Power, Inc. In connection with the acquisition of this ride, this entity has agreed to forfeit all allocated profits and direct same to the Company. No payments were made in fiscal
1996 pursuant to this lease agreement. In connection with the settlement agreement relating to the Great American bankruptcy, Praedium agreed to purchase the Space Shot for $900,000.

As of September 30, 1997, the Company, through
Diamond Leasing, advanced $2,739,782 to Summit and
Lakeview in connection with a limited forbearance agreement entered into between Summit, Lakeview, Mr. Gene Mulvihill and Messrs. Robert and Stanley
Holuba.

On March 1, 1994, loans made by Summit and
Lakeview to Vernon Valley had matured and were immediately due and payable. Vernon Valley failed to fully pay the loan obligations which constituted a material default under the Vernon
Valley loan documents, and together with the filing of bankruptcy by Vernon Valley, also constituted a material event of default under the Vernon Valley loan documents.

As part of the original loan transactions, Mr.
Mulvihill and Mr. Stanley and Robert Holuba (the
"guarantors") guaranteed the Summit and Lakeview loans. The payments made by the Company to Summit and Lakeview were made in connection with a limited forbearance agreement for which the banks agreed to forebear from exercising their respective rights and remedies under the Vernon
Valley loan documents

In connection with the settlement relating to the Great American bankruptcy, the Company satisfied the full settlement of the claims, liens and security interests of Summit and Lakeview in a manner that permitted the assets of the Great
American entities contemplated by the MOU to be sold in a Section 363 sale and the proceeds of such sale to be free and clear of all liens, claims and encumbrances.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

4. Investment in PriCellular Corporation

At the November 7, 1995 closing of the System (see
Note 2), PriCellular elected to force conversion of its five-year, 4%, $10,000,000 Convertible
Subordinated Note to DCI into 1,175,088 shares of its Class A Common Stock. The high and low sales prices for PriCellular Class A Common Stock, as traded on the American Stock Exchange on November
7, 1995, were $13.125 and $12.75, respectively.
As a result, the Company recorded the 1,175,088 converted shares at a value of $7,497,063 an amount which reflected a 50% discount of the closing sales price of PriCellular Class A Common
Stock on November 7, 1995 of $12.75. The Company recorded a 50% discount because of the trading restrictions placed on the stock.

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

During fiscal 1996 the Company sold 955,000 shares of its PriCellular Class A Stock and recorded an approximately $3,602,600 gain on the transactions.

During fiscal 1997 the Company sold 186,000 shares of its PriCellular Class A Common Stock and recorded an approximately $1,437,800 gain on the transactions. As of September 30, 1997, the
Company was the beneficial owner of 15,700 shares of PriCellular Class A Common Stock.

5.  Investment in Silver Shield Mill

The Company is the owner of 10 acres of land in Ouray, Colorado, with the "Silver Shield" Mill located thereon. The Mill, designed to mill silver, has not been operated for more than 50 years. The Company paid the balance of the purchase price for this property early in fiscal
1992 and listed the property for sale at a price of $239,000 based upon a listing of comparable neighboring property. Although the listing expired in October 1993, the Company did not renew the listing because of an ongoing reconstruction project in the vicinity which management believes may enhance the value of the Company's property.
It is management's belief that the Company will realize the carrying value of this property of $218,975 at September 30, 1997 when the property is sold.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

6. Mortgages Receivable

On December 13, 1995, the Company entered into a purchase agreement with the Resolution Trust
Corporation for the purchase of 28 mortgages in New Jersey and one mortgage in Florida. The purchase price of $1,600,000 represented approximately 51% of the principal amount of indebtedness on single family residential properties. On March 18, 1997, the Company completed the sale of $1,778,751 principal amount of mortgages to an unaffiliated entity for a purchase price equal to 42% of the principal amount of indebtedness or $747,075. Accordingly, the Company recorded a $207,165 loss on the transaction. As of September 30, 1997, the
Company holds 4 mortgages with a book value of approximately $310,000. It is management's belief that the Company will realize the carrying value of these mortgages when they are sold.

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

During fiscal 1997, the Company sold 315,400 shares of Food Extrusion for an aggregate purchase price of approximately $1.1 million and recorded a gain of approximately $923,600 on the transactions. As of September 30, 1997, the
Company holds 262,600 shares of Food Extrusion.

8.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 1997 consist of the following:

	Accounts Payable	                     $   384,764
	Accrued payroll and payroll taxes	        109,979
	Accrued condo purchase (Note 11)	         430,500
	Accrued income taxes (Note 9)	            204,000
	Accrued amenity usage (Note 11)	        1,278,973
	Accrued fulfillment deficit (Note 11)	  3,300,778
	Accrued other	                             72,459
                                    			$ 5,781,453


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

9.  Income Taxes

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

As of September 30, 1996, the Company had available for federal income tax purposes approximately $1,690,000 of net operating loss carryforwards, which would have expired in fiscal
1997 to 2007 and investment tax credit
carryforwards of approximately $8,000 which would have expired in fiscal 1996 to 2000. As a result of the gain on the sale of the Company's Cellular
Phone System (see Note 2), the Company utilized the tax benefit of $676,000 from the prior period net operating loss carryforwards as a reduction in the tax provision.

As of September 30, 1997, the Company had available for federal income tax purposes a net operating loss carryback of approximately
$676,200. Accordingly, the Company recorded a tax benefit of approximately $243,450 in connection with the utilization of the net operating loss carryback.

10.	Debt

	Secured Debt

On March 31, 1996, the Company entered into an agreement to purchase 9 condominiums from Mr. Gene
Mulvihill for an aggregate purchase price of $878,500. Of the condominiums purchased, eight condominiums are located in the Great Gorge Resort and one is located in the Resort of Palmas Del
Mar, Puerto Rico.  As of September 30, 1997, the
Company has a remaining balance due on the purchase of approximately $328,000, which is evidenced by a note payable bearing interest at 10.25%.

On June 10, 1994, Resort Club entered into a loan agreement with an unaffiliated party in the principal amount of $1,000,000. Pursuant to the loan agreement, the amount owed from Resort Club to the lender is collateralized by membership
Promissory Notes.  In the event an individual
Promissory Note goes into default, Resort Club is obligated to replace the Promissory Note with a performing Promissory Note similar in amount. The loan bears interest at 15% and was due and payable on June 10, 1997. On May 13, 1997, the Resort
Club entered into a second amendment whereby the maturity date has been extended to June 10, 2000 in consideration of a $100,000 renewal fee as well as Resort Club's continuing obligation to provide collateral in the aggregate amount of $1.1 million.

During fiscal 1996 and 1997 the Company purchased condominiums in the Great Gorge Village, Vernon,
New Jersey, from unrelated individuals. The condominiums are used as accommodation inventory in connection with the sale of membership interests through Resort Club. The purchase of the condominiums typically required a down payment with the balance payable through a purchase money mortgage. The terms of the mortgages varied with interest ranging from 8% to 10.25%. As of September 30, 1997, the aggregate remaining balance on these mortgages was approximately $1,157,500.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

10.  Debt (Continued):

	Secured Debt (Continued)

On September 22, 1997, the Company entered into a loan agreement with an unaffiliated party in the principal amount of $700,000. Pursuant to the loan agreement, the amount owed by the Company is collateralized by a second mortgage on substantially all of the Company's assets. The loan bears interest at 12.25% and is due and payable on February 19, 1998. As additional consideration, the Company issued 150,000 shares of its common stock to the lender.

On May 18, 1997 the Company entered into a loan agreement with Binghamton Savings Bank
("Binghamton"), the Company's primary lender in the principal amount of $2,000,000. Pursuant to the loan agreement, the amount owed from the Company is collateralized by a first mortgage on substantially all of the Company's assets. The loan bears interest at 12.25% and is due and payable as follows:
	17 consecutive monthly interest
	payments, beginning June 13, 1997, with
	interest calculated on the unpaid
	principal balance at an interest rate of 12.25% per annum 6 consecutive monthly principal payments of $50,000.00 each, beginning June 13, 1997, with interest calculated on the unpaid principal balance at an interest rate of 12.25% per annum; 6 consecutive monthly principal payments of $75,000.00 each, beginning December 13, 1997, with interest calculated on the unpaid principal balance at an interest rate of 12.25% per annum; 5 consecutive monthly principal payments of
	$100,000.00 each, beginning June 12,
	1998, with interest calculated on the
	unpaid principal balance at an interest
	rate of 12.25% per annum; and 1
	principal and interest payment of
	$757,911.46 on November 13, 1998, with
	interest calculated on the unpaid
	principal balance at an interest rate
	of 12.25% per annum.

On August 6, 1997, the Company entered into a second loan agreement with Binghamton in the principal amount of $1,500,000. The loan bears interest at 12.25%

Simultaneously with the closing of the second loan agreement, the Company entered into a Mortgage
Modification and Consolidation Agreement, whereby the first mortgage and the second mortgage were combined, consolidated, and made equal and coordinate in lien on the collateral without priority of one over another, so that together they are one first mortgage. As of August 6, 1997, the balance due and owing on this loan was $3,025,000 payable as follows:

	The principal sum of $100,000.00 plus
	accrued interest on the 13th day of each month commencing September 13, 1997 and on the 13th day of each month thereafter until March 13, 2000, when the entire unpaid principal balance plus accrued interest is due and payable.

As of September 30, 1997, the principal balance outstanding on this loan was $2,850,000.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

10.  Debt (Continued):

Secured Debt as of September 30, 1997 is summarized as follows:

	Building and land purchased, August 1992 9%,
  principal and interest of $901 payable
  monthly to August 1998, balloon payment of
  $84,508 at September 1, 1998  	                     $    86,748
	Condominiums purchased, December 1995 through
	 September 1997 with interest ranging from
  8.00% to 10.25%, monthly principal and
  interest payments ranging from $484 to $2,055
  payable monthly to December 2000	                     1,485,779
	Loan Agreement dated June 6,1994,  15%
  interest due monthly, balloon payment
	 of $1,000,000 on June 10, 2000	                       1,000,000
	Loan Agreement dated September 22, 1997, 12.25%
	 interest due monthly, balloon payment of
	 $700,000 on February 18, 1998	                          700,000
	Loan Agreements dated May 18, 1997 and August
  6, 1997, 12.25% interest due monthly with
  monthly principal payments of $100,000,
	 balance due March 31, 2000                         	  2,850,000
	Total mortgages                                     	$ 6,122,527
Less total current portion                           	  2,170,844
Total noncurrent portion                             	$ 3,951,683

Unsecured Notes Payable

On July 30, 1997, the Company entered into an agreement to purchase and accept by assignment from an unaffiliated entity ("Public Loan
Company"), Public Loan Company's entire right, title and interest in a loan in the principal amount of $1,668,300 and accrued and unpaid interest of $1,302,717. The loan is collateralized by certain land on top of the Vernon Valley/Great Gorge ski areas. The purchase price of the loan was comprised of 800,000 shares of the Company's common stock and an interest free note in the principal amount of $540,000 payable in 36 equal monthly installments of $15,000 commencing June 15, 1997. The loan was discounted to $450,000 and yields an effective interest rate of 12.25%.

Other Information

Aggregate principal reductions of debt as of September 30, 1997 are summarized as follows
(000's omitted):



                          		     Unsecured
	                  Secured	        Notes
Fiscal Year	        Debt         	Payable	        Total
1998	            $ 2,170,844	    $ 380,000	   $ 2,550,844
1999	              1,399,505	      180,000	     1,579,505
2000 and 	         2,552,178	       47,732	     2,599,910
thereafter	      $ 6,122,527	    $ 607,732	   $ 6,730,259


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

11. Commitments and Contingencies

In lieu of a severance payment and in appreciation for her services in developing the System, the Board of Directors had agreed in principle with Ms. Evers-Tierney that in the event of consummation of the sale of the System, the Company would repurchase all of the shares of the Company's Common Stock owned by Ms. Evers-Tierney, her son and her husband, at a price equal to the "book value" of such shares computed as of the first business day after the Closing (see Note 2).

Subsequent to the sale of the Company's former
Cellular Phone System (see Note 2), the Company transferred its executive offices to 355 Madison
Avenue, Morristown, New Jersey. In connection with this move, the Company entered into a lease agreement with St. Marks Associates, a real estate partnership owned 50% by Mr. Gene Mulvihill. The lease provides for a lease term of 5 years commencing December 1, 1995 with a base rent of $1,558 per month and a monthly payment of approximately $519 for the Company's proportionate share of impositions and operating expenses which management believes approximates fair market value. The lease provides for rental adjustments for changes in the Consumer Price Index.

As of  September 30, 1997, the Company has sold
277,209 membership points. Based on the number of membership points sold, the Company is required to purchase a minimum inventory of 39 condominium units. Currently, the Company owns 8 condominium units free and clear, and has purchased 26 condominium units which are subject to mortgages in the principal amount of $1,485,779. In addition, the Company is in negotiations to purchase the remaining 5 condominium units for a purchase price of approximately $430,500.

The entity presently providing Resort Club members with admission to its summer participation theme park and skiing facilities is Resorts a subsidiary of Intrawest Corporation, which owns and operates the summer participation theme park and a winter recreational ski area in Vernon Township, Sussex
County, New Jersey. Resorts completed the purchase of the ski area and the summer participation theme park on February 17, 1998 from Angel. Angel purchased the assets pursuant to a section 363 sale under the Federal Bankruptcy Rules whereby the summer participation theme park and ski area was purchased "free and clear" of all liens from Great American.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

11. Commitments and Contingencies (Continued)


On March 29, 1996, but effective as of June 1,
1993, Resort Club entered into amended and restated agreements with Vernon Valley, Great
Gorge and Great Valley, all subsidiaries of Great
American, whereby in consideration for an aggregate payment of 10% of the gross sales price of each Resort Club membership, these entities will provide amenities and access to certain properties for the benefit of Resort Club members.
The amenities provided by Great American include admission passes to the Vernon Valley and Great
Gorge ski facilities, admission passes to the summer participation theme park and admission passes to the Mountain Top Recreation Center, all for a period of 35 years. As of September 30, 1997, Resort Club had an unpaid balance of $540,795 for these amenities. Also on March 29, 1996, Resort Club entered into an amended and restated agreement with Stonehill Recreation, the entity which owns and operates the Spa on terms similar to those that were entered into with Great
American, except that the consideration payable to Stonehill Recreation from Resort Club represents
$25,000 for each condominium controlled by Resort
Club in the Great Gorge Village.  As of September
30, 1997, Resort Club had an unpaid balance of $738,178 due to Stonehill Recreation. During fiscal 1997, the Company advanced funds on behalf of Stonehill Recreation in connection with a settlement in the Great American bankruptcy. In consideration for these advances, ownership of Stonehill Recreation transferred to the Company on the effective date of confirmation the Great
American plan of reorganization, which was October
17, 1997.

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

On July 10, 1997 Resources and its wholly owned subsidiaries Resort Club and Diamond entered into a Memorandum of Understanding which outlined a settlement agreement in connection with the Great
American bankruptcy between Great American,
Praedium, and Mr. Gene Mulvihill and entities affiliated with Mr. Gene Mulvihill including the Company. Pursuant to the terms of the MOU, Resources and its affiliates were required to make certain contributions and received certain benefits (see Note 3).


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

11. Commitments and Contingencies (Continued)

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

As of September 30, 1997, management has determined that based on the average per point assessment as of September 30, 1997, a deficit of $0.93 per point exists. Based on an aggregate of 277,209 points sold through September 30, 1997, a $258,209 per year deficit exists which is the obligation of Resort Club. Management has calculated the net present value of this obligation to be approximately $3,301,000.

Diamond Leasing entered into a capital lease for two Piston Bullies with Bombardier commencing
January 1, 1996 for a term of 18 months ending
September 1, 1997. Piston Bullies are snow grooming machines used for grooming ski trails.
The lease provides for 11 payments with aggregate rental payments of approximately $165,700 and has a $10,901 purchase option at the end of the lease term. Concurrent with entering into the lease agreement with Bombardier, Diamond Leasing entered into a sublease agreement with Vernon Valley on similar terms with Diamond Leasing's lease agreement with Bombardier except that the rental payment had been adjusted to reflect a rate of return to the Company of 28%. In connection with the lease agreement, Bombardier filed financing statements to protect its security interest. In addition, the Company pledged 10,000 shares of its PriCellular Class A Common Stock with Bombardier as additional collateral. As of September 30, 1997, the remaining balance due Bombardier along with the purchase option was paid in full and the additional collateral was returned to the Company.
In connection with the settlement agreement relating to the Great American bankruptcy settlement, the Company transferred the Piston
Bullies to Great American free and clear (see Note
3).

On January 26, 1996, Diamond Leasing entered into a loan agreement and advanced $269,500 to Great
American in connection with a loss suffered by Great American resulting from a flood that occurred on January 12, 1996. As collateral for the $269,500 loan, Great American assigned to Diamond Leasing its interest in the insurance proceeds to the extent of $269,500 together with interest at 9% per annum. As further consideration, Diamond Leasing and Vernon Valley amended the ski rental shop lease to provide that prior to any "additional rent" being paid to Vernon Valley pursuant to the lease agreement funds will be paid to Diamond Leasing until the principal amount of the loan is fully paid with accrued interest. As of September 30, 1997,
Diamond Leasing received payments of $172,366 on this loan pursuant to the assignment and "additional rent" described above with a remaining balance of $97,134 outstanding as of September 30, 1997. In connection with the settlement agreement relating to the Great
American bankruptcy, the Company agreed to accept
$46,000 as payment in full for the outstanding balance (see Note 3).


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

11.  Commitments and Contingencies (Continued)

On March 19, 1996, Diamond Leasing agreed to purchase 92 condominium lots from the real estate development corporation, GMD at a price of $1,820,000 payable as follows: (i) $270,500 on or before April 1, 1996, (ii) the assumption of any and all filed liens affecting the property; and
(iii) the balance from the net cash flow realized from the development of the property. Each of the parties agreed to seek Bankruptcy Court approval for this transaction. The closing occurred on April 1, 1996 with Diamond Leasing acquiring good and marketable title to the property insurable at regular rates and with customary adjustments made at the closing. Finally, Diamond Leasing offered
GMD the Option to participate in the development of the property. A director and officer of the Company is a principal shareholder and officer of GMD; in addition, a director and officer of the Company is an officer of GMD. In connection with the settlement agreement relating to the Great
American bankruptcy, the Company transferred 54 condominiums to Great American in consideration for $145,000 (see Note 3).

On April 5, 1996, the Company, through a wholly owned subsidiary, Star II, agreed to purchase an attraction known as the Space Shot from S & S
Sports Power, Inc. for the sum of $1,250,000.
Concurrently, Diamond agreed to lease the Space
Shot to Vernon Valley at an annual rental equal to $300,000 for a term of four (4) years subject, however, to Vernon Valley achieving a certain level of revenues, failing which no payment will be made to the Company, but will accrue and be due and payable to the Company in the subsequent years of the said Lease Agreement. No payments were made in fiscal 1996 pursuant to this lease agreement.
In connection with the settlement agreement relating to the Great American bankruptcy, Praedium agreed to purchase the Space Shot for $900,000 (see Note 3).

As of September 30, 1997, the Company, through
Diamond Leasing, advanced $2,739,782 to Summit and
Lakeview in connection with a limited forbearance agreement entered into between Summit, Lakeview, Mr. Gene Mulvihill and Robert and Stanley Holuba.

On March 1, 1994, loans made by Summit and
Lakeview to Vernon Valley had matured and were immediately due and payable. Vernon Valley failed to fully pay the loan obligations which constituted a material default under the Vernon
Valley loan documents, and together with the filing of bankruptcy by Vernon Valley, also constituted a material event of default under the Vernon Valley loan documents.

As part of the original loan transactions, Mr.
Mulvihill and Mr. Stanley and Robert Holuba (the
"guarantors") guaranteed the Summit and Lakeview loans. The payments made by the Company to Summit and Lakeview were made in connection with a limited forbearance agreement for which the banks agreed to forebear from exercising their respective rights and remedies under the Vernon
Valley loan documents.

In connection with the settlement relating to the Great American bankruptcy, the Company satisfied the full settlement of the claims, liens and security interests of Summit and Lakeview in a manner that permitted the assets of the Great
American entities contemplated by the MOU to be sold in a Section 363 sale and the proceeds of such sale to be free and clear of all liens, claims and encumbrances.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996


12.  Common Stock

In November, 1995, the Company's Board of
Directors authorized the purchase of up to 2,000,000 shares of its' Common Stock by the Company with established limits. The shares acquired will be held as treasury shares. During the fiscal years ended September 30, 1997 and 1996, the Company repurchased (excluding the 943,411 shares repurchased from Ms. Evers-Tierney described below) 407,235 shares of its Common
Stock at an average price of $1.43 per share.

On July 30, 1997, the Company entered into an agreement to purchase and accept by assignment from Public Loan Company, Public Loan Company's entire right, title and interest in a loan in the principal amount of $1,668,300 and accrued and unpaid interest of $1,302,717. The loan is collateralized by certain land on top of the Vernon Valley/Great Gorge ski areas. The purchase price of the loan was comprised of 800,000 shares of the Company's common stock and an interest free note in the principal amount of $540,000 payable in 36 equal monthly installments of $15,000 commencing June 15, 1997. The loan was discounted to $450,000 and yields an effective interest rate of 12.25%. In connection with the issuance of the 800,000 shares, the Company has agreed to repurchase 500,000 shares in the event Public Loan
Company is unable to sell 500,000 shares at $3.00 per share over a twelve month period following the full execution of the agreement or the delivery of the shares to Public Loan Company, whichever is earlier, then in that event, the Public Loan
Company shall have an option over the following twelve months to require the Company to repurchase the 500,000 shares from Public Loan Company at $3.00 per share over a two year period commencing on the date Public Loan Company exercises this option in such amounts as Public Loan Company and the Company mutually agree, provided, however, such shares are fully repurchased within the said subsequent two year period and Public Loan Company repurchases such number of shares on a monthly basis such that the proceeds payable to Public
Loan Company by the Company are not less than the sum of $62,500.00 per month, thereby resulting in Public Loan Company receiving the sum of $1,500,000 from the Company.

On September 22, 1997, the Company entered into a loan agreement with an unaffiliated party in the principal amount of $700,000. Pursuant to the loan agreement, the amount owed by the Company is collateralized by a second mortgage on substantially all of the Company's assets. The loan bears interest at 12.25% and is due and payable on February 19, 1998. As additional consideration, the Company issued 150,000 shares of its common stock to the lender.

In lieu of a severance payment and in appreciation for her services in developing the System, the Board of Directors had agreed in principle with Ms. Evers-Tierney that in the event of consummation of the proposed sale of the System, the Company would repurchase all of the shares of the Company's Common Stock owned by Ms. Evers-
Tierney, her son and her husband, at a price equal to the "book value" of such shares computed as of the first business day after the Closing. The determination of "book value" would be made by the Company's auditors, computed on an accrual basis giving effect to the sale and the expenses and taxes incurred in connection with the sale, but without deducting any severance payment obligations to Ms. Evers-Tierney (which were waived) or the stock repurchase obligation to Ms.
Evers-Tierney and her family. As a result, pro rata payment was made to Ms. Evers-Tierney and her family. Ms. Evers-Tierney and her family had the right to obtain part of such payments in PriCellular notes. During fiscal 1996, the Company purchased an aggregate of 943,411 shares of the Company's Common Stock from Ms. Evers-Tierney and her family at a purchase price equal to approximately $500,000 in cash and 182,500 shares of PriCellular Common Stock of which 50% was allocated to the purchase of Treasury stock and 50% as a cost in connection with the sale of the System. With the exception of the above described payments to the Company's former president and members of her family, no portion of the sale proceeds were distributed directly to the Company's shareholders.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

12.  Common Stock (continued)

		Non-qualified Stock Option Plan and Option to
Purchase Common Stock

The Company has adopted a non-qualified stock option plan and reserved 125,000 shares for issuance pursuant thereto. Options are non-transferable; expire if not exercised after five years; may not be exercised until after the completion of one year of service with the Company by the employee; are exercisable at the rate of one-fifth of the shares optioned per year and are issuable to employees in such amounts and at such prices as determined by the Board of Directors, provided that no single employee may be granted options to purchase more than 7,500 shares and persons owning more than 10% of the Company's outstanding shares are excluded from participation in the plan. Options are protected against dilution resulting from stock recapitalization.
As of September 30, 1997, no options had been issued under the plan.

13. Business Acquisition

On February 1, 1996, the Company, through its
wholly owned subsidiary, Diamond Leasing, pursuant
to a pledge agreement, acquired 100% of the
outstanding common stock of Resort Club.  The
acquisition has been accounted for as a purchase,
and, accordingly, the net assets and results of
operations are included in the Consolidated
Financial Statements, for financial reporting
purposes, beginning in February, 1996.   Resort
Club is engaged in the business of offering membership interests in the Great Gorge Resort to the general public. The membership entitles the member to the use of certain amenities such as skiing, admission to a summer participation theme park known as "Participation theme park", a health club and other forms of outdoor recreation on certain leased lands. The accommodations are provided in the form of condominiums.

In connection with the $2,000,000 loan extended by PriCellular to DCI on April 7, 1995 in anticipation of the execution of the Asset
Purchase Agreement (See Note 2), an aggregate
$1,417,598 of the loan proceeds were applied by the Company through its wholly owned subsidiary
Diamond Leasing to the extension of a loan to Resort Club. The Resort Club loan was repayable on April 20, 1996, together with interest thereon at an annual rate of 18% and payable quarterly
(said loan was extended for a period of one year to April 20, 1997 and again extended for an additional one year term to April 20, 1998).

On October 16, 1995, the Company entered into a second loan agreement with Resort Club whereby the Company through its wholly owned subsidiary, Diamond Leasing, provided an additional loan facility of $2,300,000 on terms substantially similar to the previous loan agreement with Resort
Club. The loan was due and payable on October 16, 1996 (said loan was extended for a period of one year to October 16, 1997 and further extended to October 16, 1998).

On February 1, 1996, Diamond Leasing entered into a third loan agreement with Resort Club, whereby it provided an additional loan facility of $4,000,000 on terms substantially similar to the previous loan agreements with Resort Club. The loan is due and payable on February 1, 1997 (said loan was extended for a period of one year to February 1, 1998).


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996

13. Business Acquisition (Continued):

As additional consideration in connection with the above financing, Diamond Leasing acquired certain interests in Resort Club, subject to the satisfaction of certain conditions. In this regard, on February 1, 1996, the Company, through its wholly owned subsidiary, Diamond Leasing, pursuant to a pledge agreement, acquired 100% of the outstanding common stock of Resort Club. As of September 30, 1997, the Company's primary business operations are in connection with the sale of membership interests through Resort Club.
Diamond Leasing acquired all of the common stock of Resort Club from Whitehorse Enterprises, Inc., a non-affiliated entity.

14.  Subsequent Events (Unaudited) Not Covered By
Independent Auditor's Report

On September 22, 1997, the Company entered into a loan agreement with an unaffiliated party in the principal amount of $700,000. Pursuant to the agreement (see Note 10), the loan was due and payable on February 19, 1998. The loan was paid in full on February 19, 1998.

On July 10, 1997, the Company and its wholly owned subsidiaries Resort Club and Diamond Leasing entered into an agreement which outlined a settlement agreement between Great American,
Praedium and Mr. Gene Mulvihill and entities affiliated with Mr. Gene Mulvihill including and Company in connection with the Great American bankruptcy. Pursuant to the terms of the agreement, the Company and its affiliates were required to make certain contributions and received certain benefits. The effective date of confirmation of the Great American plan of reorganization was October 16, 1997 (see Note 3).

In connection with Resort Club's obligation under the MOU with respect to the issuance of the Resort
Club Notes and Resort Club Unsecured Creditors'
Note, Resort Club recorded approximately $5.0 million of indebtedness in the first quarter of fiscal 1998 which represented the approximate discounted value of these obligations.

The entity presently providing Resort Club members with admission to its summer participation theme park and skiing facilities is Great Gorge Resorts, Inc. ("Resorts"), a subsidiary of Intrawest
Corporation ("Intrawest"), which owns and operates the summer participation theme park and a winter recreational ski area in Vernon Township, Sussex County, New Jersey. Resorts completed the purchase of the ski area and the summer participation theme park on February 17, 1998 from Angel. Angel, an affiliate of Praedium, purchased the summer participation theme park and skiing facilities pursuant to a section 363 sale under the Federal Bankruptcy Rules whereby the summer participation theme park and ski area were purchased "free and clear" of all liens from Great American.

On February 19, 1998, the Company, along with certain entities affiliated with Mr. Gene
Mulvihill, completed the sale of certain assets to Intrawest pursuant to an Asset Purchase Agreement dated December 31, 1997 and subsequently amended on February 5, 1998. Pursuant to the agreement, the Company agreed to enter into a non-compete agreement whereby it agreed to stop selling membership interests within a designated vicinity, specifically Great Gorge Village. Management believes that there is sufficient condominium inventory in the Great Gorge Resort Area such as Seasons Hotel, Hidden Valley ski area and neighboring facilities to fulfill its long-term operational objectives.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996


14.  Subsequent Events (Unaudited) Not Covered By
Independent Auditor's Report (continued)

Management believes that the entry of Intrawest into the Great Gorge Resort will significantly increase the existing members' satisfaction which will increase member referrals.
In addition, since Resort Club is a multi-site, points based vacation club, Resort Club can sell inventory in South Carolina or Brigantine, New
Jersey and continue to utilize the Intrawest draw in Vernon.

Management also believes that due to the deteriorating conditions of the Great Gorge Resort during the summer of 1997 and the winter of 1997/1998 has had a devastating impact on Resort
Club's ability to sell membership interests, it was necessary that a professional and experienced operator take over the operations of the Great
Gorge Resort. Management believes that unless a professional and experienced operator managed the Great Gorge Resort, Resort Club would have been in jeopardy of maintaining its operations.

On or about March 13, 1998, three Indenture
Trustees representing bondholders in the Great
American bankruptcy filed a complaint to revoke the order of confirmation entered September 16, 1997. The complaint was filed against certain parties involved with the Great American
Reorganization. Although management believes there is no merit to the claims made by the Indenture Trustees, the cloud over the Resort
Club, which this complaint has created, has caused severe harm to the Resort Club and may have a material impact on the Resort Club and Stonehill
Recreation's operations. As a result, the Company may restructure or divest its interests in these entities.


78