Form 10QSB
period 1996-06-30
DOMINION RESOURCES INC /DE/
filed 1999-04-15
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15 (d) SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from    to

Commission file number             0-10176

  DOMINION RESOURCES, INC.
(Exact name of registrant as specified in its charter)

    Delaware
(State or other jurisdiction of

22-2306487
(IRS Employer Identification No.)
 incorporation or organization)

355 Madison Avenue, Morristown, NJ  07960
(Address of principal executive offices)
(Zip Code)

  (973) 538-4177
Registrant's telephone number, including area
code)

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

 Class

Common Stock, $0.01 par value

Outstanding at June 30, 1996
4,239,404


DOMINION RESOURCES, INC.  AND SUBSIDIARIES

FORM 10-QSB

QUARTER ENDED JUNE 30, 1996

FINANCIAL INFORMATION

PART I

Part I
Item 1.		Financial Statements

The attached unaudited financial statements of Dominion Resources, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

Condensed consolidated balance sheets			1-2

Condensed consolidated statements
 of operations						                    3-4

Condensed consolidated statements
 of cash flows					                    	5-6

Notes to condensed consolidated
 financial statements				               7-25

Item 2.	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations.

PART II
OTHER INFORMATION

Part II

Item 4.	Submission of Matters to a Vote of
	Security Holders

Item 6.	Exhibits and Reports on Form 8-K



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                  			June 30, 1996		     September 30,
                                                  							1995
                                 				(Unaudited)       		(See note below)
Current assets:
  Cash and Cash
	 Equivalents		                      $  656,939		        $  666,697
  Cash held in escrow 	(Note 3)   			   400,000	        	       -0-
  Investment in mutual fund and
   other marketable	securities		        539,056	        	       -0-
  Membership Receivables, Net
   (including allowance for
   doubtful  accounts of $211,502
   at June 30, 1996		                 1,043,109		               -0-
  Accounts receivable - trade
   (net of allowance for
 	 doubtful accounts  of $-0-
   at June 30, 1996 and $133,070
 	 at September 30, 1995) (Note3)          -0-		            808,780
  Investment in PriCellular
 	 Corporation (Note 5)		            2,504,713		                -0-
  Note Receivable - Resort Club,
 	 Inc. (Note 4)		                         -0-	         	 1,129,062
  Accrued interest and other
 	 receivables		                       235,564		            101,985
  Inventories (Note 3)		                   -0-		             43,535
  Deferred expenses of sale
	 (Note 3)		                               -0-		            346,003
  Prepaid expenses and
	 other assets		                        42,839		             10,886
  Deferred Membership
 	 Interests Held For Sale	          6,222,878		                -0-
      Total current assets        		11,645,098	       	   3,106,948

Property, equipment, furniture,
	 and fixtures, net
	 of accumulated depreciation
	 and amortization of
	 $76,428 at June 30, 1996
	 and $1,147,312 at
	 September 30, 1995
	 (Note 3)                        		 1,541,456	         	 4,435,417
Other assets:
  Membership Receivables,
	 Net (including allowance
	 for doubtful accounts
	 of $708,073 at June
	 30, 1996		                         3,540,449		               -0-
  Mortgages receivables
	 (Note 6)                        		 1,523,585		               -0-
  Note Receivable - Great Gorge
   (Note 4)	                            97,135	        	       -0-
  Note Receivable -
 	 Food Extrusion, Inc. 	            1,388,059		               -0-
  Investment in Food
	  Extrusion, Inc.		                   361,941	        	       -0-
  Related party receivable
	  - MAFC participation note
	  (Note 4)		                              -0-		           529,440
  Cellular telephone license
 	 costs - net of accumulated
	  amortization of $-0- at
	  June 30, 1996 and $154,460
	  at September 30, 1995
	  (Note 3)		                              -0-		           49,976
  Assets Held For Sale
	  (Note 4)		                          165,700		              -0-
  Real Estate and Real
 	 Estate related activities	          648,249		          142,684
      Total other assets	          	 7,725,118		          722,100
      Total assets              			$20,911,672		       $8,264,465

Note: The balance sheet at September 30, 1995, has been taken from audited financial statements at that date and condensed.


See accompanying notes


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                   				June 30, 1996		     September 30,
                                                    							1995
                                   				(Unaudited)	       	(See note below)
Current liabilities:
  Long-term debt,
  	current portion (Note 3)           	$          -0-	    	$  2,986,057
  Mortgages payable,
	  current portion 		                          29,789	    	      23,365
  Notes payable, current
	  portion (Note 9)		                       2,781,460		         125,000
   Capital Lease	                       		    107,099		             -0-
  Notes payable -
	  PriCellular (Note 3)	                          -0-	    	   2,000,000
  Accounts payable
	  and accrued liabilities	                 6,563,616		         770,032
  Deferred Membership Revenue
	  (Note 12)	                            	  7,538,476		             -0-
     Total current liabilities	          	 17,020,440	    	   5,904,454

Long-term liabilities:
  Mortgages payable, net
	  of current maturities	                     301,548	    	     138,089
Total long-term liabilities 		                301,548		         138,089


Stockholders' equity:
  Common stock,  $0.01 par
	 value; authorized -
	 25,000,000 shares; issued
	 and outstanding - 4,239,404
	 shares at June 30, 1996 and
	 5,559,000 at September 30,
	 1995 (Note 11)		                            42,394		          55,590
  Additional paid-in capital	              5,058,706	 	      5,058,706
  Retained earnings (deficit)	              (138,098)	   	  (2,892,374)
  Less: 1,319,596 shares held
	 in treasury (Note 11)                 	 (1,373,318)   		         -0-
Total stockholders' equity		               3,589,684	    	   2,221,922
Total liabilities and
	 stockholders' equity	                 $ 20,911,672		    $  8,264,465

Note: The balance sheet at September 30, 1995, has been taken from audited financial statements at that date and condensed.



See accompanying notes


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

                                    				1996			              1995
Revenues
  Membership revenue		                  $ 2,001,911		        $       -0-
  Membership annual fee revenue			          293,765		                -0-
  Ski rental shop revenue
 	 and other revenue	                     1,274,023		            185,701
       Total revenues	                 	  3,569,699		            185,701

Expenses:
  Ski rental shop and
 	 other operations                   		  1,081,686		            141,527
  Membership operations		                 4,095,990		                -0-
  Membership maintenance	                 4,205,366		                -0-
  Marketing and selling 	              	  2,967,901		              5,078
  General and administrative
	  expenses		                               716,651		             94,352
  Depreciation and  amortization		           53,285       		      16,608
      Total expenses                  		 13,120,879		            257,565

Income (loss) from  operations		         (9,551,180)		           (71,864)

Other income (expenses):
  Interest income	                     	    137,567		             84,500
  Interest expense		                   	   (511,960)		           (62,827)
  Amortized discount on
 	 warrants and deferred
	  financing costs	                    	        -0-			          (502,604)
  Gain on Sale of PriCellular
 	 Stock and other
	  marketable securities	                 2,628,808		                -0-
Total other income (expenses)          	  2,254,415		           (480,931)

Income (loss) from continuing
	 operations before
	 income taxes                        		 (7,296,765)		          (552,795)
  Income taxes (Note 8)		                       -0-			               -0-
Net Income (loss) from
	 continuing operations	                 (7,296,765)		          (552,795)

Discontinued operations (Note 3):
  Gain (loss) from operations
 	 of Cellular Telephone
	  System (less applicable
	  income tax (benefit)
	  of $24,294)		                           (36,442)		            951,284
  Gain on Sale of Cellular
	  Telephone System (less
	  applicable income taxes
	  of $728,294)                      		 10,087,483		                -0-
Income from discontinued
	 operations	                         	 10,051,041		            951,284
Net income (loss)		                   	$ 2,754,276	       	$    398,489

Net income (loss) from
	 continuing operations
	 per common share                    	$     (1.46)		      $      (0.11)

Net income (loss) from
	 discontinued operations
	 per common share                    	$      2.01		       $       0.18

Net Income (loss) per
	 common share 	                      	$      0.55	       	$       0.08

Weighted average number
	 of share used in computing
	 net income  per share	                 4,991,595	       	   5,159,733


See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

	                                			1996		               	1995
Revenues:
  Membership Revenue		              $  2,001,911		        $       -0-
  Membership annual fee revenue			       293,765		                -0-
  Ski rental shop and
 	 other revenue	                  	     215,714		            111,158
       Total revenues		                2,511,390		            111,158

Expenses:
  Ski rental shop and
 	 other operations		                     14,455		             74,544
  Membership operations		              4,095,990		                -0-
  Membership maintenance	              4,205,366		                -0-
  Marketing and selling 		             2,967,901		                -0-
  General and administrative
	  expenses		                            266,224	       	      98,381
  Depreciation and amortization		         49,739		              5,536
      Total expenses		                11,599,675		            178,461

Income (loss) from
	 operations                      		  (9,088,285)      		     (67,303)

Other income (expenses):
  Interest income			                    (313,016)		            60,062
  Interest expense			                   (267,260)		           (43,836)
  Amortized discount on
 	 warrants and deferred
	  financing costs		                         -0-			          (210,938)
  Gain on sale of
	  PriCellular Stock
	  and other marketable
	  securities		                          177,464		                -0-
Total other income (expenses)	          (402,812)		          (194,712)

Income (loss) from continuing
 	 operations before
	  income taxes	                    	 (9,491,097)		          (262,015)
  Income taxes (Note 8)		               (203,177)		               -0-
  Net Income (loss) from
	  continuing operations           	  (9,287,920)	     	     (262,015)

Discontinued operations (Note 3):
  Gain (loss) from
 	 operations of Cellular
	  Telephone System	                       7,890		            387,046
  Gain on Sale of Cellular
	  Telephone System	                   2,787,756		                -0-
  Income from discontinued
	  operations		                        2,795,646		            387,046
Net income (loss)	                		$ (6,492,274)      		$    125,031

Net income (loss) from
 	 continuing operations
	  per common share	                $      (2.19)	      	$      (0.05)
  Net income (loss) from
	  discontinued operations
	  per common share	                $       0.66		       $       0.07
Net Income (loss) per
	 common share 		                   $      (1.53)		      $       0.02

Weighted average number of
	 shares used in computing
	 net income  per share	               4,239,404		          5,559,000



See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

	                                			1996		              	1995
Cash flows provided by (used in) continuing operating activities:
  Net Income (loss)		               $  (7,296,765)		     $   (552,795)
Adjustments to reconcile net income to net cash provided by continuing
	operating activities:
  Depreciation and amortization		          53,285		            16,608
  Amortization of discount
 	 on warrants and deferred
	  financing cost		                           -0-		           502,604
  Provision for doubtful accounts		           -0-		           134,000
Changes in assets and liabilities:
  Membership receivables		             (1,576,779)		              -0-
  Trade receivables		                         -0-		          (213,560)
  Accrued interest receivable
	  and other receivables	                 (23,984)		          (40,084)
  Inventories			                              -0-		            25,693
  Prepaid expenses and other assets		     (42,838)		         (248,750)
  Deferred member expenses	            (1,706,524)		              -0-
  Accounts payable and
 	 accrued expenses	                    4,628,181		            38,501
  Deferred membership revenue	          3,005,694		               -0-
Net cash provided by (used in)
	 continuing operations	               (2,959,730)		         (337,783)

Cash flows provided by discontinued operating activities:
  Net Income (loss)		                     (36,442)		          951,284
Adjustments to reconcile net (loss) to net cash provided by
	 discontinued operating  activities:
  Depreciation and amortization		         109,601		           350,045
  Provision for doubtful accounts		           -0-		          (119,000)
Changes in assets and liabilities:
  Trade receivables 		                      3,986		          (184,900)
  Inventories			                             (892)		           28,794
  Prepaid expenses and other assets		      31,216		            22,639
  Accounts payable and accrued expenses	  154,460		            36,498
  Gain  on Sale of Cellular Assets		    7,263,902		               -0-
Net cash provided by
	 discontinued operations	              7,525,831	     	    1,085,360

Cash flows from investing activities:
  Sale of PriCellular Stock		           4,992,350		               -0-
  Convert related party
 	 receivable to equity
	  investment		                         1,019,467		        (1,417,598)
  Note Receivable - Food  Extrusion		  (1,750,000)		              -0-
  Note Receivable - Great Gorge  		       (97,135)		              -0-
  Investment in real estate
 	 and real estate related activities		    23,875		               -0-
  Purchase of amusement ride	          (1,229,010)		              -0-
  Purchase of Piston Bullies	            (165,700)		              -0-
  Investment in mutual fund
 	 and other marketable securities		     (539,057)		              -0-
  Investment in mortgages receivables	 (1,523,585)		              -0-
  Capital expenditures		                 (120,226)		       (1,172,884)
Net cash (used in)
  investing activities	                   610,979	      	  (2,590,482)

Cash flows from financing activities:
  Proceeds from borrowings	             1,165,700	      	   2,000,000
  Repayment of borrowings	             (4,566,022)		         (486,883)
  Purchase of treasury stock	          (1,386,516)		              -0-
  Proceeds from issuance of
 	 common stock and warrants	                 -0-		           203,125
Net cash provided by (used in)
	 financing activities	                (4,786,838)	     	   1,716,242

Increase (Decrease) in cash	              390,242		          (126,663)

Cash balance, beginning of year		 	       666,697		           293,393
Cash balance, June 30, 1996        	$   1,056,939		      $    166,730


See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

                                   				1996  	           		1995
Investment in PriCellular	            	$   7,497,063		     $      -0-
Retained Earnings		                       (7,497,063)		           -0-
Resort Club assets accrued	                7,523,132		            -0-
Resort Club liabilities assumed	          (7,523,132)		           -0-
Total Non-Cash Operating,
 Investing and Financing  Activities			$         -0-		     $      -0-

See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIESNOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June
30, 1996, the results of operations for the nine months ended June 30, 1996 and 1995, and cash flows for the nine months ended June 30, 1996 and 1995. Operating results for the nine months ended June 30, 1996, are not necessarily indicative of the results which may be expected for the year ending September 30, 1996.
These statements should be read in conjunction with Form 10-KSB for fiscal 1995 which is on file with the Securities and Exchange Commission.

On November 7, 1995, the Company completed the sale of its cellular telephone system. The cellular telephone system was substantially the Company's only source of revenues. After November 7, 1995, the Company had no significant operations. On February 1, 1996, the Company through its wholly owned subsidiary Diamond
Leasing, pursuant to a pledge agreement, acquired 100% of the outstanding common stock of Resort Club. Accordingly, the Company's condensed consolidated balance sheet at June 30, 1996 is not comparable to the condensed consolidated balance sheet at September 30, 1995 and the Company's condensed consolidated statement of operations and cash flows for the nine months ended June 30, 1996 are not comparable to the nine months ended June 30, 1995.

NOTE 2 - RECLASSIFICATION:

Certain fiscal 1996 items have been reclassified to conform with the fiscal 1995 presentation.

NOTE 3 - DISCONTINUED OPERATIONS - SALE OF CELLULAR ASSETS:

On November 16, 1994, the Company announced that its wholly owned subsidiary, Dominion Cellular Inc. ("DCI"), had retained an independent broker on an exclusive basis to attempt to find a potential purchaser for DCI's cellular system or a possible merger partner with DCI. Management of the Company determined to seek a purchaser because it believed that DCI's cellular system had been developed to a point where it represented an attractive acquisition for potential acquirers in the cellular industry at a price, based on current market conditions, substantially in excess of DCI's costs in developing the system.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

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

The original purchase price of the system was $19,900,000 (after a $100,000 reduction for the amount by which certain liabilities assumed by the purchaser at the closing exceeded DCI's assets) payable as follows:
(a) $6,000,000 in cash, payable at the Closing which occurred on November 7, 1995, (b) $3,900,000 in cash payable 30 days following the Closing and (c) $10,000,000 by delivery at the Closing of PriCellular's five-year 4% Convertible Subordinated Note in the principal amount of $10,000,000 (also referred herein as the "PriCellular Note").
The PriCellular Note was convertible into shares of PriCellular Class A Common Stock at $8.51 per share (i) at the option of the holder and (ii) at the option of PriCellular if the closing price for PriCellular Class A Common Stock when trading on the American Stock Exchange (or such other exchange which at such time may be the principal exchange where such stock is traded) is $10.60 or higher for ten consecutive trading days.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

NOTE 3 - DISCONTINUED OPERATIONS - SALE OF CELLULAR ASSETS (Continued):

At the closing, the initial $6,000,000 cash portion of the purchase price was reduced to the extent required to repay DCI's outstanding debt to Motorola (approximately $2,864,000) incurred to finance construction of the System, and to repay the 8%, $2,000,000 loan extended to DCI by PriCellular on April 7, 1995 in anticipation of the execution of the Asset Purchase Agreement.
At the second closing, the $4,000,000 cash portion of the purchase price was decreased by $100,000, the amount by which assumed liabilities exceeded DCI's assets. An aggregate $400,000 of the $3,900,000 balance of the purchase price was required to be held in escrow for a one year period following the closing, to ensure the accuracy of the Company's representations and warranties.

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

NOTE 3 - DISCONTINUED OPERATIONS - SALE OF CELLULAR ASSETS (Continued):

	Use of Proceeds from the System Sale

In addition to receipt of the PriCellular Class A Common Stock, the Company received an aggregate of approximately $9,900,000 (less closing costs and associated expenses) in cash payments from PriCellular at the initial closing and at the Second Payment Date (of which $400,000 is being held in escrow for a one year period as previously described). The cash payments and the proceeds from the sale or distribution of PriCellular Stock through June 30, 1996 were applied substantially as follows:


a) Repayment of Motorola debt and accrued
    interest incurred to finance construction
    of the System.		                       				$   2,864,226
b) Closing costs						                               747,955
c) Escrow account deposit					                       400,000
d) Advances to Resort Club				                     6,225,442
e) Investment in mutual fund and
   other marketable securities 	          			        381,723
f) Investment in RTC mortgages			            	     1,600,000
g) Prepaid lease						                               950,000
h) Investment in Food Extrusion				                1,750,000
i) Purchase of the Company's Common
    Stock from former President				                1,664,450
j) Purchase of the Company's Common
     Stock from unrelated parties		        		        562,343
k) Investments in real estate and real
     estate related activities					                  505,565
l) Investment in Space Shot and Piston Bullies		   1,394,710
   Total:					                               		$  19,046,414


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

NOTE 3 - DISCONTINUED OPERATIONS - SALE OF CELLULAR ASSETS (Continued):

Proceeds from the System Sale Payable to Former PresidentIn lieu of a severance payment and in appreciation for her services in developing the System, the Board of Directors had agreed in principle with Ms. Evers-Tierney that in the event of consummation of the sale of the System, the Company would repurchase all of the shares of the Company's Common Stock owned by Ms. Evers-Tierney, her son and her husband, at a price equal to the "book value" of such shares computed as of the first business day after the Closing. The determination of "book value" would be made by the Company's auditors, computed on an accrual basis giving effect to the sale and the expenses and taxes incurred in connection with the sale, but without deducting any severance payment obligations to Ms. Evers-Tierney (which were waived) or the stock repurchase obligation to Ms. Evers-Tierney and her family.
As a result, pro rata payment was made to Ms. Evers-Tierney and her family. Ms. Evers-Tierney and her family had the right to obtain part of such payments in PriCellular notes. As of June 30, 1996, the Company purchased an aggregate of 943,411 shares of the Company's Common Stock from Ms. Tierney and her family at an aggregate purchase price equal to approximately $500,000 in cash and 182,500 shares of PriCellular
Common Stock of which 50% was allocated to the purchase of Tierney stock and 50% as a cost in connection with the sale of System.
With the exception of the above described payments to the Company's former president and members of her family, no portion of the sale proceeds were distributed directly to the Company's shareholders.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period of October 1, 1994 through June 30, 1996, the
Company engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated entities. Specifically, the Company has entered into transactions with Resort Club, Great American
Recreation Inc. ("Great American"), Madison Avenue Financial
Corporation ("MAFC"), Stonehill Recreation Corporation
("Stonehill Recreation"), and Great Mountain Development Corporation ("GMD") of which the Company's Directors and Officers are either principal shareholders and/or Officers and Directors.
In this regard, William McManus, a Director of the Company and its President, was an Officer of GMD, and the President of MAFC.
Mr. Bellantoni, the Secretary, Treasurer and Director of the Company was Vice President and Chief Financial Officer of Great American and is currently a Director of Great American; Gene Mulvihill, the Chairman of the Board and Chief Executive Officer of the Company was a principal shareholder and former Officer of GMD and former Chairman of the Board and Chief Executive Officer of Great American and his daughter was a Director, and the President and


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS (Continued):

Chief Operating Officer of such corporation. Mr. Gene Mulvihill's son, Andrew Mulvihill is an Executive Officer of Resort club and a former officer of GMD.

An entity beneficially owned by Gene Mulvihill is also owed $147,960 by Resort Club, currently due and owing and has been granted a security interest in Resort Club membership promissory notes to secure repayment of indebtedness. However, such security interest is subordinate to all security interests in such notes.

On March 29, 1996, but effective as of June 1, 1993, Resort Club entered into amended and restated agreements with Vernon Valley, Great Gorge and Great Valley Real Estate Corp., all subsidiaries of Great American whereby in consideration for an aggregate payment of 10% of the gross sales price of each Resort Club membership, these entities will provide amenities and access to certain properties for the benefit of Resort Club members. The amenities provided by Great American include admission passes to the Vernon Valley and Great Gorge ski facilities, admission passes to the Action Park and admission passes to the Mountain Top Recreation Center, all for a period of 35 years.
As of June 30, 1996, Resort Club has accrued an aggregate of $178,000 due to Great American for the amenities and access to certain property.

Also on March 29, 1996, Resort Club entered into an amended and restated agreement with Stonehill Recreation, the entity which owns and operates the Spa and Country Club at Great Gorge on terms similar to those that were entered into with Great American, except that the consideration payable to Stonehill Recreation from Resort Club represents $25,000 for each condominium controlled by Resort Club. As of June 30, 1996, Resort Club has accrued an aggregate of $650,000 due to Stonehill Recreation for amenities which is due and payable. Andrew J. Mulvihill, an Executive Officer of Resort Club is the beneficial owner of 33% of Stonehill Recreation and Christopher Mulvihill, the son of Gene Mulvihill is the beneficial owner of 33% of Stonehill Recreation.

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued):

On March 31, 1996 the Company entered into an agreement to purchase nine condominiums from Mr. Gene Mulvihill which are used in connection with Resort Club for an aggregate purchase price of $878,500. Of the condominiums purchased, eight are located in the Great
Gorge Resort and one is located in the Resort of Palmas Del Mar, Puerto Rico. As of June 30, 1996, the Company has a remaining balance due on the purchase of $503,500 which is evidenced by a note payable bearing interest at 10.25%.

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

On December 1, 1995, Diamond Leasing entered into a lease agreement with Vernon Valley. The lease term commenced on December 15, 1995 and expired on March 15, 1996. Pursuant to the lease, Diamond Leasing leased the Vernon Valley/Great Gorge Ski Area Rental Shops and all fixtures located thereon as well as the ski rental equipment. In consideration for this lease, Diamond Leasing agreed to: 1) pay a base rent of $950,000;
2) pay additional rent of $75,000 which represents an unallocated payment for services provided by Vernon Valley, including but not limited to security, maintenance of the leased premises, and general administrative services; and 3) pay a percentage of gross revenue equal to 50% of gross revenues in excess of $1,000,000.
The Lease provided for a cap limitation equal to a 28% rate of return to Diamond Leasing. Proceeds received in excess of a 28% rate of return were required to be remitted to Vernon Valley. The Lease also provided Diamond Leasing with the absolute right of renewal for an additional three consecutive December 15 - March 15 lease terms. Through June 30, 1996, Diamond Leasing received net proceeds of approximately $984,000
(excluding the $75,000 additional rent which was paid directly to Vernon Valley from ski rental receipts) on this transaction and owes no further obligation to Vernon Valley, and consequently had a net gain on the transaction.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued):

Diamond Leasing entered into a capital lease for two Piston Bullies with Bombardier Capital, Inc. ("Bombardier") commencing January 1, 1996 for a term of 18 months ending September 1, 1997. Piston Bullies are snow grooming machines used for grooming ski trails. The lease provides for 11 payments with aggregate rental payments of approximately $165,700 and has a $10,901 purchase option at the end of the lease term.
Concurrent with entering into the lease agreement with Bombardier, Diamond Leasing entered into a sublease agreement with Vernon Valley on similar terms with Diamond Leasing's lease agreement with Bombardier except that the rental payment had been adjusted to reflect a rate of return to the Company of 28%. In connection with the lease agreement, Bombardier filed financing statements to protect its security interest.
In addition, the Company pledged 10,000 shares of its PriCellular
Class A Common Stock with Bombardier as additional collateral.
As of June 30, 1996, the outstanding balance due Bombardier was $107,099.

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

On January 26, 1996, Diamond Leasing entered into a loan agreement and advanced $269,500 to Great American in connection with a loss suffered by Great American resulting from a flood that occurred on January 12, 1996. As collateral for the $269,500 loan, Great American assigned to Diamond Leasing its interest in the insurance proceeds to the extent of $269,500 together with interest at 9% per annum. As further consideration, Diamond Leasing and Vernon Valley amended the ski rental shop lease to provide that prior to any "additional rent" being paid to Vernon Valley pursuant to the lease agreement funds will be paid to Diamond Leasing until the principal amount of the loan is fully paid with accrued interest.
As of June 30, 1996, Diamond Leasing received payments of $172,366 on this loan pursuant to the assignment and "additional rent" described above with a remaining balance of $97,134 outstanding as of June 30, 1996.






DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued):

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

In October 1995, Noramco (NJ) Inc. ("Noramco") and Skival, Inc. entered into an agreement with MAFC whereby MAFC agreed to accept 88.24% or $1,235,360 of the $1,400,000 second junior participation in the Great American indebtedness. Thereafter, MAFC agreed to accept approximately
50% of the amount due and owing in cash and the balance in the form of a note from Noramco in consideration of MAFC receiving a secured position in Skival, Inc.'s option agreement with Praedium. Accordingly, the Company adjusted its carrying value of the MAFC investment to $529,440 as of June 30, 1995. The Company accepted a discount on its participation in consideration for being immediately repaid the $529,440 in cash payment made by Noramco. The proceeds were utilized as a down payment on nine condominiums purchased from GMD for an aggregate purchase price of $805,000, an amount which approximates fair market value. The balance of $285,560 was paid at closing of title on April 1, 1996.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued):

On April 5, 1996, the Company, through a wholly owned subsidiary, Star
II Leasing Corporation, agreed to purchase an attraction known as the Space Shot from S & S Sports Power, Inc. for the sum of $1,250,000. Concurrently, Diamond agreed to lease the Space Shot to Vernon Valley at an annual rental equal to $300,000 for a term of four (4) years subject, however, to Vernon Valley achieving a certain level of revenues, failing which no payment will be made to the Company, but will accrue and be due and payable to the Company in the subsequent years of the said Lease Agreement. An entity controlled by the immediate family of Mr. Mulvihill, an officer and director of the Company, is a 50% owner of S&S Sports Power, Inc. In connection with the acquisition of this ride, this entity has agreed to forfeit all allocated profits and direct same to the Company. No payments were made in fiscal
1996 pursuant to lease agreement.

On February 14, 1996, an involuntary bankruptcy petition was filed against Great American by three creditors in the United States Bankruptcy Court, Newark, New Jersey. On April 2, 1996, Great
American and its subsidiaries Vernon Valley Recreation Associates,
Inc., Great Valley Real Estate Corp., Great Gorge, Great Heritage,
Inc., Tav Inc., Stonehill Management Corp., Stonehill Maintenance Corp., Stonehill Sewer, Inc., Stonehill Water, Inc., Vernon Valley Sewer, Inc., and GMD filed voluntary petitions with the United States Bankruptcy Court for the District of New Jersey seeking reorganization under Chapter 11 of the United States Bankruptcy Code. There can be no assurance that Great American will be successful in its efforts to be reorganized under Chapter 11 of the United States Bankruptcy Code and that it may not be forced to liquidate its assets and distribute the proceeds to its creditors.

NOTE 5 - INVESTMENT IN PRICELLULAR CORPORATION:

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

NOTE 6 - MORTGAGES RECEIVABLES:

On December 13, 1995, the Company entered into a purchase agreement with the Resolution Trust Corporation for the purchase of 28 mortgages in New Jersey and one mortgage in Florida. The purchase price of $1,600,000 represents approximately 51% of the principal amount of indebtedness on single family residential properties. As of June 30, 1996, all of the above mortgages were non-performing. It is the intention of the Company to restructure these loans or to commence foreclosure proceedings in order to realize a return on this investment.

NOTE 7 - EXTRUSION NOTE:

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

NOTE 8 - INCOME TAXES:

As of June 30, 1996, the Company had available for federal income tax purposes approximately $1,690,000 of net operating loss carryforwards, which would have expired in fiscal 1997 to 2007 and investment tax credit carryforwards of approximately $8,000 which would have expired in fiscal 1996 to 2000.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

NOTE 8 - INCOME TAXES (Continued):

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement adopts a balance sheet approach to accounting for income taxes and requires, among other things, that deferred assets and liabilities be adjusted to reflect the rate at which the applicable timing items will reverse based on current enacted law. The effect of adopting this statement in 1993 was not significant to the Company. The principal effect of adopting this statement for the nine months ended June 30, 1996, is that utilization of net operating loss carryforwards is reflected as a reduction of the tax provision rather than an extraordinary item. As a result of the gain on the sale of the Company's System, the Company utilized the tax benefit from prior period net operating loss carryforwards resulting in the following:

Provision of Income Taxes		                      	$      1,380,000
Tax benefit from loss carryforward utilization	           (676,000)

Net Tax Provision	                             			$        704,000

NOTE 9 - DEBT:

On November 27, 1995, the Company borrowed $1 million from Donaldson, Lufkin & Jenrette ("DLJ"). The terms of the loan require that the Company pay a rate of interest equal to the broker's rate as established by DLJ from time to time. The loan is due and payable on demand and is collateralized with 300,000 shares of the Company's PriCellular Class
A Common Stock.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

In lieu of a severance payment and in appreciation for her services in developing the System, the Board of Directors had agreed in principle with Ms. Evers-Tierney that in the event of consummation of the sale of the System, the Company would repurchase all of the shares of the Company's Common Stock owned by Ms. Evers-Tierney, her son and her husband, at a price equal to the "book value" of such shares computed as of the first business day after the Closing. The determination of "book value" would be made by the Company's auditors, computed on an accrual basis giving effect to the sale and the expenses and taxes incurred in connection with the sale, but without deducting any severance payment obligations to Ms. Evers-Tierney (which were waived) or the stock repurchase obligation to Ms. Evers-Tierney and her family. As a result, pro rata payment was made to Ms. Evers-Tierney and her family. Ms. Evers-Tierney and her family had the right to obtain part of such payments in PriCellular notes. As of June 30, 1996, the Company purchased an aggregate of 943,411 shares of the Company's Common Stock from Ms. Evers-Tierney and her family at a purchase price equal to approximately $500,000 in cash and

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued):

182,500 shares of PriCellular Common Stock of which 50% was allocated to the purchase of Treasury stock and 50% as a cost in connection with the sale of the System.

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

As of June 30, 1996, based on the number of membership points sold, the Company is required to purchase a minimum inventory of 29 condominium units. Currently, the Company owns 6 condominium units free and clear, and has purchased 11 condominium units which are subject to mortgages in the principal amount of $663,019. In addition, the Company has entered into contracts to purchase the remaining 12 required condominium units for a purchase price of approximately $815,500.

On March 29, 1996, but effective as of June 1, 1993, Resort Club entered into amended and restated agreements with Vernon Valley Recreation Association, Inc. ("Vernon Valley"), Great Gorge and Great Valley
Real Estate Corp., all subsidiaries of Great American Recreation, Inc. ("Great American"), whereby in consideration for an aggregate payment of 10% of the gross sales price of each Resort Club membership, these entities will provide amenities and access to certain properties for the benefit of Resort Club members. The amenities provided by Great American include admission passes to the Vernon Valley and Great Gorge ski facilities, admission passes to the Action Park and admission passes to the Mountain Top Recreation Center, all for the period of 35 years. As of June 30, 1996, Resort Club has accrued an aggregate of approximately $178,000 due to Great American for the amenities and access to certain property. Also on March 29, 1996, Resort Club entered into an amended and restated agreement with Stonehill Recreation Corporation, ("Stonehill Recreation"), the entity which owns and operates the Spa and Country Club at Great Gorge on terms similar to those that were entered into with Great American , except that the consideration payable to Stonehill Recreation


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued):

from Resort Club represents $25,000 for each condominium controlled by Resort Club. As of June 30, 1996, Resort Club has accrued an aggregate of $650,000 due to Stonehill Recreation for amenities which is due and payable.

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

As of June 30, 1996, management has determined that based on the average per point assessment as of June 30, 1996, a deficit of $1.41 per point exists. As a result, a $304,244 per year deficit exists which is the obligation of Resort Club. Management has calculated the net present value of this obligation to be approximately $3,818,000.

Diamond Leasing entered into a capital lease for two Piston Bullies with Bombardier commencing January 1, 1996 for a term of 18 months ending September 1, 1997. Piston Bullies are snow grooming machines used for grooming ski trails. The lease provides for 11 payments with aggregate rental payments of approximately $165,700 and has a $10,901 purchase option at the end of the lease term. Concurrent with entering into the lease agreement with Bombardier, Diamond
Leasing entered into a sublease agreement with Vernon Valley on similar terms with Diamond Leasing's lease agreement with Bombardier except that the rental payment had been adjusted to reflect a rate of return to the Company of 28%. In connection with the lease agreement, Bombardier filed financing statements to protect its security interest. In addition, the Company pledged 10,000 shares of its PriCellular Class
A Common Stock with Bombardier as additional collateral.  As of June
30, 1996, the outstanding balance due Bombardier was $107,099.

On January 15, 1996, Vernon Valley failed to make the required payments pursuant to the Piston Bully Lease Agreement causing a default. As a consequence of the default, Diamond Leasing accelerated the amount due under the Lease Agreement. Presently, Diamond Leasing has a claim against Vernon Valley for all sums due under the Lease
Agreement, including any and all costs


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued):

and expenses, including reasonable attorney fees, incurred by Diamond Leasing to collect the claim.

On January 26, 1996, Diamond Leasing entered into a loan agreement and advanced $269,500 to Great American in connection with a loss suffered by Great American resulting from a flood that occurred on January 12, 1996. As collateral for the $269,500 loan, Great American assigned to Diamond Leasing its interest in the insurance proceeds to the extent of $269,500 together with interest at 9% per annum. As further consideration, Diamond Leasing and Vernon Valley amended the ski rental shop lease to provide that prior to any "additional rent" being paid to Vernon
Valley pursuant to the lease agreement funds will be paid to Diamond Leasing until the principal amount of the loan is fully paid with accrued interest. As of June 30, 1996, Diamond Leasing received payments of $172,366 on this loan pursuant to the assignment and "additional rent" described above with a remaining balance of $97,134 outstanding as of June 30, 1996.

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

On April 5, 1996, the Company, through a wholly owned subsidiary, Star II Leasing Corporation, agreed to purchase an attraction known as the Space Shot from S & S Sports Power, Inc. for the sum of $1,250,000.
Concurrently, Diamond agreed to lease the Space Shot to Vernon Valley at an annual rental equal to $300,000 for a term of four (4) years subject, however, to Vernon Valley achieving a certain level of revenues, failing which no payment will be made to the Company, but will accrue and be due and payable to the Company in the subsequent years of the said Lease Agreement. An entity controlled by the immediate family of Mr. Mulvihill, an officer and director of the Company, is 50% owner of S & S Sports Power, Inc. In connection with the acquisition of this ride, this entity has agreed to forfeit all allocated profits and direct same to the Company. No payments were made in fiscal
1996 pursuant to this lease agreement.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued):

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

NOTE 11 - COMMON STOCK:

In November, 1995, the Company's Board of Directors authorized the purchase of up to 2,000,000 shares of its' Common Stock by the Company with established limits. The shares acquired will be held as treasury shares. Through June 30, 1996, the Company has repurchased (excluding the 943,411 shares repurchased from Ms. Evers-Tierney described below) 376,185 shares of its Common Stock at an average price of approximately $1.46 per share.

In lieu of a severance payment and in appreciation for her services in developing the System, the Board of Directors has agreed in principle with Ms. Evers-Tierney that in the event of consummation of the proposed sale of the System, the Company would repurchase all of the shares of the Company's Common Stock owned by Ms. Evers-Tierney, her son and her husband, at a price equal to the "book value" of such shares computed as of the first business day after the Closing. The determination of the "book value" would be made by the Company's auditors, computed on an accrual basis giving effect to the sale and the expenses and taxes incurred in connection with the sale, but without deducting any severance payment obligations to Ms. Evers-Tierney (which were waived) or the stock repurchase obligation to Ms. Evers-Tierney and her family. As a result, pro rata payment was made to Ms. Evers-Tierney and her family. Ms. Evers-Tierney and her family had the right to obtain part of such payments in PriCellular notes. As of June 30, 1996, the Company purchased an aggregate of 943,411 shares of the Company's Common Stock from Ms. Evers-Tierney and her family at a purchase price equal to approximately $500,000 in cash and 182,500 shares of PriCellular Common Stock of which 50% was allocated to the purchase of Treasury stock and 50% as a cost in connection with the sale of the System. With the exception of the above described payments to the Company's former president and members of her family, no portion of the sale proceeds were distributed directly to the Company's shareholders.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

NOTE 12 - BUSINESS ACQUISITION:

On February 1, 1996, the Company, through its wholly owned subsidiary, Diamond Leasing, pursuant to a pledge agreement, acquired 100% of the outstanding common stock of Resort Club. The acquisition has been accounted for as a purchase, and, accordingly, the net assets and results of operations are included in the Consolidated Financial Statements, for financial reporting purposes, beginning in February, 1996. Resort Club is engaged in the business of offering membership interests in the Great Gorge Resort to the general public. The membership entitles the member to the use of certain amenities such as skiing, admission to a participation theme park known as "Action Park", a health club and other forms of outdoor recreation on certain leased lands.
The accommodations are provided in the form of condominiums.

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

On February 1, 1996, Diamond Leasing entered into a third loan agreement with Resort Club, whereby it provided an additional loan facility of $4,000,000 on terms substantially similar to the previous loan agreements with Resort Club. The loan is due and payable on February
1, 1997.

As additional consideration in connection with the above financing, Diamond Leasing acquired certain interests in Resort Club, subject to the satisfaction of certain conditions. In this regard, on February 1, 1996, the Company, through its wholly owned subsidiary, Diamond Leasing, pursuant to a pledge agreement, acquired 100% of the outstanding common stock of Resort Club. As of June 30, 1996, the Company's primary business operations are in connection with the sale of membership interests through Resort Club. Diamond Leasing acquired all of the common stock of Resort Club from Whitehorse Enterprises, Inc., a non-affiliated entity.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

NOTE 13 - SUBSEQUENT EVENTS:

During the fourth quarter of fiscal 1996, the Company, through Diamond Leasing, advanced $882,090 to Summit Bank ("Summit") and Lakeview Savings Bank ("Lakeview") in connection with a limited forbearance agreement entered into between Summit, Lakeview, Eugene Mulvihill and Robert and Stanley Holuba.

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

In December 1996, the Company entered into a First Amendment to the Limited Forbearance Agreement dated September 20, 1996 (See Note 3). The terms of the amended agreement required the Company to make a lump sum payment to Summit for $253,729 and six monthly payments to Lakeview for $79,150.13 and a lump sum payment of $174,900.78 on July 1, 1997.

On August 5, 1996, DCI consummated the sale of an additional 450,000 shares of Class A Common Stock of Pricellular in an underwritten public offering pursuant to a Registration Statement on Form S-3 (File No. 333-03737) declared effective by the Securities and Exchange Commission on July 30, 1996. Of the 450,000 shares sold, 75,000 shares were sold on behalf of the Company's former President. As of September 30, 1996, an additional 107,500 shares were issued to Ms. Evers-Tierney pursuant to her agreement (see Note 3). The shares were sold at a price of $10.00 per share less a $.55 per share underwriting discount for a net price of $9.45 per share or $4,252,500 in the aggregate to an underwriting group comprised of Merrill Lynch,


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

NOTE 13 - SUBSEQUENT EVENTS (Continued):

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

On November 7, 1995, the Company completed the sale of its System.
The System was substantially the Company's only source of revenues. After November 7, 1995, the Company had no significant operations. On February 1, 1996, the Company through its wholly owned subsidiary Diamond Leasing, pursuant to a pledge agreement, acquired 100% of the outstanding common stock of Resort Club. Accordingly, the Company's condensed consolidated balance sheet at June 30, 1996 is not comparable to the condensed consolidated balance sheet as of September 30 1995, and the Company's condensed consolidated statement of operations and cash flows for the nine months ended June 30, 1996 are not comparable to the nine months ended June 30, 1995.

A.	Liquidity and Capital Resources

During the first nine months of fiscal 1996, the Company had a net loss from continuing operations of approximately $7,297,000.  Included in the net loss from continuing operations is depreciation of approximately $53,000. After reflecting the net change in assets and liabilities, net cash used by operations was approximately $2,960,000. In addition, income from discontinued operations provided net cash of approximately $7,526,000 primarily as a result of the sale of the Company's cellular telephone system.  Investing activities provided net cash of approximately $611,000 and primarily includes investments in mortgages of approximately $1,524,000, purchase of an amusement ride for approximately $1,229,000, investment in a mutual fund and other marketable securities of approximately $539,000 and a loan to Food Extrusion, Inc. of $1,750,000 offset by the sale of PriCellular Stock which generated cash proceeds of approximately
$5.0 million.   Financing activities used net cash of approximately
$4,787,000 which resulted from the repayment of borrowings of approximately $4,566,000, purchase of treasury stock of approximately $1,387,000 offset by the proceeds of additional loans of approximately $1,165,700. Accordingly, during the first nine months of fiscal 1996, the Company's cash increased by approximately $390,000.


DOMINION RESOURCES, INC. AND SUBSIDIARIES

ITEM 2

Management's Discussion and Analysis of
Financial Condition and Results of Operations


Sale of Cellular Assets

On November 16, 1994, the Company announced that its wholly owned subsidiary, Dominion Cellular Inc. ("DCI"), had retained an independent broker on an exclusive basis to attempt to find a potential purchaser for DCI's cellular system or a possible merger partner with DCI. Management of the Company determined to seek a purchaser because it believed that DCI's cellular system had been developed to a point where it represented an attractive acquisition for potential acquirers in the cellular industry at a price, based on current market conditions, substantially in excess of DCI's costs in developing the system.

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

The original purchase price of the system was $19,900,000 (after a $100,000 reduction for the amount by which certain liabilities assumed by the purchaser at the closing exceeded DCI's assets) payable as follows:
(a) $6,000,000 in cash, payable at the Closing which occurred on


DOMINION RESOURCES, INC. AND SUBSIDIARIES

ITEM 2

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Sale of Cellular Assets (Continued):

November 7, 1995, (b) $3,900,000 in cash payable 30 days following the Closing and (c) $10,000,000 by delivery at the Closing of PriCellular's five-year 4% Convertible Subordinated Note in the principal amount of $10,000,000 (also referred herein as the "PriCellular Note").
The PriCellular Note was convertible into shares of PriCellular
Class A Common Stock at $8.51 per share (i) at the option of the holder and (ii) at the option of PriCellular if the closing price for PriCellular Class A Common Stock when trading on the American
Stock Exchange (or such other exchange which at such time may be the principal exchange where such stock is traded) is $10.60 or higher for ten consecutive trading days.

At the closing, the initial $6,000,000 cash portion of the purchase price was reduced to the extent required to repay DCI's outstanding debt to Motorola (approximately $2,864,000) incurred to finance construction of the System, and to repay the 8%, $2,000,000 loan extended to DCI by PriCellular on April 7, 1995 in anticipation of the execution of the Asset Purchase Agreement. At the second closing, the $4,000,000 cash portion of the purchase price was decreased by $100,000, the amount by which assumed liabilities exceeded DCI's assets. An aggregate
$400,000 of the $3,900,000 balance of the purchase price was required to be held in escrow for a one year period following the closing, to ensure the accuracy of the Company's representations and warranties.

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

In connection with the second closing, the Company entered into a second amendment to the Asset Purchase Agreement dated December 14, 1995 whereby the Company and PriCellular resolved certain disputes with respect to the adjusted purchase price of the cellular telephone system. As amended, the Company received $3,500,000 at the second closing, with the $400,000 balance being held in escrow. As part of the second amendment, the Company retained ownership of certain accounts receivable deemed to be uncollectible as of August 1, 1995 in the aggregate principal amount of approximately $124,000. In addition, the Company reserved the


DOMINION RESOURCES, INC. AND SUBSIDIARIES

ITEM 2

Management's Discussion and Analysis of
Financial Condition and Results of Operations


Sale of Cellular Assets (Continued):

right to the proceeds of any insurance claim arising from a loss that took place in the month of August 1995.

	Use of Proceeds from the System Sale

In addition to receipt of the PriCellular Class A Common Stock, the Company received an aggregate of approximately $9,900,000 (less closing costs and associated expenses) in cash payments from PriCellular at the initial closing and at the Second Payment Date (of which $400,000 is being held in escrow for a one year period as previously described). The cash payments and the proceeds from the sale or distribution of PriCellular Stock through June 30, 1996 were applied substantially as follows:


a) Repayment of Motorola debt and accrued interest
    incurred to finance construction of the System.	  	$  2,864,226
b) Closing costs 						                                     747,955
c) Escrow account deposit 				                              400,000
d) Advances to Resort Club 			                        	   6,225,442
e) Investment in mutual fund and other
    marketable securities					                              381,723
f) Investment in RTC mortgages			                      	  1,600,000
g) Prepaid lease						                                      950,000
h) Investment in Food Extrusion		                     		  1,750,000
i) Purchase of the Company's Common Stock
     from former President				                         	  1,664,450
j) Purchase of the Company's Common Stock
    from unrelated parties 					                            562,343
k) Investments in real estate and real estate
     related activities					                                505,565
l) Investment in Space Shot and Piston Bullies	        	  1,394,710
Total:			                                          				$ 19,046,414


DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Proceeds from the System Sale Payable to Former President

In lieu of a severance payment and in appreciation for her services in developing the System, the Board of Directors had agreed in principle with Ms. Evers-Tierney that in the event of consummation of the sale of the System, the Company would repurchase all of the shares of the Company's Common Stock owned by Ms. Evers-Tierney, her son and her husband, at a price equal to the "book value" of such shares computed as of the first business day after the Closing. The determination of "book value" would be made by the Company's auditors, computed on an accrual basis giving effect to the sale and the expenses and taxes incurred in connection with the sale, but without deducting any severance payment obligations to Ms. Evers-Tierney (which were waived) or the stock repurchase obligation to Ms. Evers-Tierney and her family. As a result, pro rata payment was made to Ms. Evers-Tierney and her family.
Ms. Evers-Tierney and her family had the right to obtain part of such payments in PriCellular notes. As of June 30, 1996, the Company purchased an aggregate of 943,411 shares of the Company's
Common Stock from Ms. Tierney and her family at an aggregate purchase price equal to approximately $500,000 in cash and 182,500 shares of PriCellular Common Stock of which 50% was allocated to the purchase of Tierney stock and 50% as a cost in connection with the sale of System. With the exception of the above described payments to the Company's former president and members of her family, no portion of the sale proceeds were distributed directly to the Company's shareholders.

Future Business Plans

On February 1, 1996, the Company, through its wholly owned subsidiary, Diamond Leasing, pursuant to an option agreement purchased 100% of the outstanding common stock of Resort Club. Resort Club is engaged in the business of offering membership interests in the Great Gorge Resort to the general public. As of June 30, 1996, the Company's primary business operations are in connection with the sale of membership interests through Resort Club.

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

As of June 30, 1996, the Company had engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated entities (see Note 4). In addition, as of June 30, 1996, the Company had made investments in Food
Extrusion, Inc.


DOMINION RESOURCES, INC. AND SUBSIDIARIES

ITEM 2

Management's Discussion and Analysis of
Financial Condition and Results of Operations


	Future Business Plans (Continued):

(see Note 7) and purchased mortgages from the Resolution Trust
Company (see Note 6).

The Company may also seek to pursue real estate development activities on its "Silver Shield" Mill property in Colorado. Despite the foregoing, management reserves the right to apply the Company's resources in other businesses as opportunities present themselves.

B.	Results of Operations

Nine months ended June 30, 1996 compared with nine months ended
June 30, 1995.

The net loss from continuing operations applicable to common shareholders for the first nine months of fiscal 1996 was $7,296,765 ($1.46 per share) as compared to a net loss from continuing operations applicable to common shareholders of $552,795 ($0.11 per share) in the comparable prior year period.

The net loss from continuing operations for the first nine months of 1996 was primarily a result of the write-off of certain deferred membership expenses of Resort Club in the aggregate amount of $5,634,317. In accordance with FASB No. 67, the Company reduced the carrying amount of deferred membership expenses to net realizable value. In addition, during fiscal 1996, the Company recorded a provision of $3,818,371 which represents the net present value of the estimated annual maintenance and operating expenses, including reserves, for all the units, facilities and amenities with the present Resort Club program in excess of the annual membership dues collected by Resort Club.

During the first nine months of fiscal 1996, the Company recorded membership revenue of approximately $2,002,000 and corresponding membership expenses of approximately $1,787,630, excluding the write-off of over budgeted expenses described above. Membership expense primarily includes
Operating Expenses of approximately $160,300, Marketing and Selling
Expenses of approximately $761,300 and Product Costs of approximately $1,076,100. In addition, the Company had other income of approximately $1,274,000 primarily from ski rental operations offset by approximately $1,082,000 in expenses which primarily consisted of $1,025,000 in rent expense to Vernon Valley Recreation Association, Inc. (See Note 4 of the Notes to the Condensed Consolidated Financial Statements).


DOMINION RESOURCES, INC. AND SUBSIDIARIES

ITEM 2

Management's Discussion and Analysis of
Financial Condition and Results of Operations


Nine months ended June 30, 1996 compared with nine months ended
June 30, 1995 (Continued):

Also, the Company recorded a gain on sale of marketable securities of $2,628,808, primarily resulting from the sale of its Pricellular stock received as part of the proceeds from the sale of the cellular telephone system.

Net income from discontinues operations applicable to common shareholders for the twelve months of fiscal 1996 was $10,051,041 ($2.01 per share) as compared to net income from discontinued operations applicable to common shareholders of $951,284 ($0.18 per share) in the comparable prior year period. The net income from discontinued operations was primarily a result of the sale of the Company'' cellular phone system. (See Item 1 and Note 3 to the Notes to the Condensed Consolidated Financial Statements).



DOMINION RESOURCES, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

Part II

Item 4.	Submission of Matters to a Vote of Security Holders

	During the quarter ended June 30, 1996:

	None.

Item 6.	Exhibits and Reports on Form 8-K

	During the quarter ended June 30, 1996:

	None.


DOMINION RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	DOMINION RESOURCES, INC.


Dated:   				By:   /s/ Gene Mulvihill
        				       Gene Mulvihill
				               Chief Executive Officer


Dated:    			By: /s/ Joseph R. Bellantoni
       				      Joseph R. Bellantoni
				             Chief Financial Officer