Form 10QSB
period 1997-06-30
DOMINION RESOURCES INC /DE/
filed 1999-04-15
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from         to

Commission file number        0-10176

     DOMINION RESOURCES, INC.
(Exact name of registrant as specified in its charter)

     Delaware
(State or other jurisdiction of
 incorporation or organization)

 22-2306487
(IRS Employer Identification No.)

355 Madison Avenue, Morristown, NJ  07960
(Address of principal executive offices)
(Zip Code)

    (973) 538-4177
 (Registrant's telephone number, including area code)

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

Class
  Common Stock, $0.01 par value

Outstanding at June 30, 1997
  $4,208,354


DOMINION RESOURCES, INC.  AND SUBSIDIARIES

FORM 10-QSB

QUARTER ENDED JUNE 30, 1997

FINANCIAL INFORMATION

PART I

Part I
Item 1.	Financial Statements

The attached unaudited financial statements of Dominion Resources, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

Condensed consolidated balance sheets			1-2

Condensed consolidated statements of operations		3-4

Condensed consolidated statements of cash flows		5-6

Notes to condensed consolidated financial statements	7-24

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations.

PART II
OTHER INFORMATION

Part II

Item 4.	Submission of Matters to a Vote of Security
Holders

Item 6.	Exhibits and Reports on Form 8-K



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS


			                                June 30, 1997	  September 30,
                                                  				1996
                                			(Unaudited)	    (See note below)
Current assets:
  Cash and Cash Equivalents	       $       778,096	$    903,659
  Cash held in escrow (Note 3)	                -0-	     400,000
  Investment in mutual fund and
	 other marketable securities	             449,918	     493,936
  Membership Receivables, Net
	  (including allowance for doubtful
	  accounts of $339,902 at June 30,
	  1997 and $261,798 at September
	  30, 1996                          	   1,620,053	   1,335,268
  Accrued interest and other
	 receivables	                           1,190,109	     235,269
  Prepaid expenses and other assets  	     568,088	      86,389
  Deferred Membership Interests
	 Held For Sale	                         8,291,384	   7,105,621
       Total current assets	            12,897,648	  10,560,142

Property, equipment, furniture,
	 and fixtures, net of accumulated
	 depreciation and amortization of
  $246,635 at June 30, 1997 and
	 $1,147,312 at September 30, 1996	     1,239,818	   1,486,121

Other assets:
  Membership Receivables, Net
	 (including allowance for
	 doubtful accounts of $1,278,680
	 at June 30, 1997 and $928,191
	 at September 30, 1996	                6,094,483	   4,619,960
  Mortgages receivables 	                 645,922	   1,523,585
  Note Receivable - Great Gorge	           97,135	      97,135
  Note Receivable - Food Extrusion, Inc 1,493,459	   1,474,861
  Investment in Food Extrusion, Inc. 	    254,895	     361,941
  Assets Held For Sale 	                  165,700	     165,700
  Real Estate and Real Estate
	 related activities	                   2,228,035	   1,690,864
       Total other assets	             10,979,629	   9,934,046
       Total assets                 	$ 25,117,095	$ 21,980,309



Note: The balance sheet at September 30, 1996, has been taken from audited financial statements at that date and condensed.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY


	                                         	June 30, 1997	September 30,
                                                     				1996
                                          	(Unaudited)  	(See note below)
Current liabilities:
  Secured Debt, current portion	           $  1,021,370	$     29,117
  Notes payable, current portion	                   -0-	   1,611,490
  Capital Lease	                                 30,597	      76,498
  Accounts payable and accrued
	 liabilities                             	   6,709,575	   6,950,172
  Deferred Membership Revenue	               10,763,407	   9,326,866
       Total current liabilities	            18,524,949	  17,994,143

Long-term liabilities:
  Secured Debt, net of current maturities	    3,222,856	     294,745
       Total long-term liabilities        	   3,222,856	     294,745


Stockholders' equity:
  Common stock,  $0.01 par value;
	 authorized - 25,000,000 shares;
	 issued and outstanding - 4,208,354
	 shares at June 30, 1997 and
	 4,229,354 at September 30, 1996 	             42,084	      42,294
  Additional paid-in capital	                5,058,706	   5,058,706
  Retained earnings (deficit)                (330,587)	     (26,284)
  Less: 1,319,596 shares held
	 in treasury	                             (1,400,913)	  (1,383,295)
       Total stockholders' equity	           3,369,290	   3,691,421
       Total liabilities and
	       stockholders' equity             	$ 25,117,095	$ 21,980,309

Note: The balance sheet at September 30, 1996, has been taken from audited financial statements at that date and condensed.



See accompanying notes


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


	                                   	     	1997	         1996
Revenues
  Membership revenue	                 $  2,690,852	$  2,001,911
  Membership annual fee revenue	           380,445	     293,765
  Ski rental shop revenue
	 and other revenue 	                      276,319	   1,274,023
       Total revenues	                   3,347,616	   3,569,699

Expenses:
  Ski rental shop and
	 other operations	                         43,036	   1,081,686
  Membership operations	                 2,575,864	   4,095,990
  Membership maintenance	                 (468,430)	  4,205,366
  Marketing and selling 	                2,165,417	   2,967,901
  General and administrative expenses	     558,204	     716,651
  Depreciation and amortization	           144,526	      53,285
      Total expenses	                    5,018,617	  13,120,879

Income (loss) from operations	          (1,671,001)	 (9,551,180)

Other income (expenses):
  Interest income	                         331,576	     137,567
  Interest expense	                       (204,893)	   (511,960)
  Loss on Sale of Real Estate
	 and RTC Mortgages	                      (300,139)         -0-
  Gain on Sale of marketable securities	 1,540,154	   2,628,808
      Total other income (expenses)	     1,366,698	   2,254,415

Income (loss) from continuing
	 operations before income taxes	         (304,303)	 (7,296,765)
  Income taxes	                                -0-	         -0-
  Net Income (loss) from
	 continuing operations              	    (304,303)	 (7,296,765)

Discontinued operations (Note 3):
  Gain (loss) from operations of
	 Cellular Telephone System (less
	 applicable income tax (benefit)
	 of $24,294)	                                 -0-	     (36,442)
  Gain on Sale of Cellular Telephone
	 System (less applicable income
	 taxes of $728,294)	                          -0-	  10,087,483
  Income from discontinued operations	         -0-	  10,051,041
  Net income (loss)                  	$   (304,303) $ 2,754,276

  Net income (loss) from continuing
	 operations per common share	        $      (0.07)	$     (1.46)

  Net income (loss) from discontinued
	 operations per common share	        $        -0-	 $      2.01

  Net Income (loss) per common share 	$      (0.07)	$      0.55

Weighted average number of shares
	 used in computing net
	 income  per share	                     4,221,687	   4,991,595



See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)

                                          			1997	       1996
Revenues:
  Membership Revenue	                  $  2,468,035	$  2,001,911
  Membership annual fee revenue	             62,915	     293,765
  Ski rental shop and other revenue	        269,054	     215,714
       Total revenues	                    2,800,004	   2,511,390

Expenses:
  Ski rental shop and other operations	       1,337	      14,455
  Membership operations	                  1,692,180	   4,095,990
  Membership maintenance	                     9,410	   4,205,366
  Marketing and selling 	                 1,792,601	   2,967,901
  General and administrative expenses	      250,620	     266,224
  Depreciation and amortization	             48,175	      49,739
       Total expenses	                    3,794,323	  11,599,675

Income (loss) from operations	             (994,319)  (9,088,285)

Other income (expenses):
  Interest income	                          155,406	    (313,016)
  Interest expense	                        (157,285)    (267,260)
  Amortized discount on warrants
	 and deferred financing costs	            (300,139)	        -0-
   Gain on sale of PriCellular Stock
	 and other marketable securities	        1,747,319	     177,464
       Total other income (expenses)	     1,445,301	    (402,812)

Income (loss) from continuing
	 operations before income taxes	           450,982	  (9,491,097)
  Income taxes	                                 -0-	    (203,177)
  Net Income (loss) from
	continuing operations	                     450,982	  (9,287,920)

Discontinued operations (Note 3):
  Gain (loss) from operations of
	 Cellular Telephone System System	             -0-	       7,890
  Gain on Sale of Cellular
	 Telephone System	                             -0-	   2,787,756
  Income from discontinued operations	          -0-	   2,795,646
  Net income (loss)	                   $    450,982	$ (6,492,274)

  Net income (loss) from continuing
	 operations per common share	         $       0.11	$     (2.19)
  Net income (loss) from discontinued
	 operations per common share	         $        -0-	$      0.66
  Net Income (loss) per common share 	 $       0.11	$     (1.53)

Weighted average number of share used
 in computing net income  per share	      4,211,706	  4,239,404


See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)

                                      		1997	          1996

Cash flows provided by (used in) continuing operating activities:
  Net Income (loss)	                    $    (304,303)	$  (7,296,765)

Adjustments to reconcile net income to net cash provided by continuing
	operating activities:
  Depreciation and amortization	              144,526	        53,285
Changes in assets and liabilities:
  Membership receivables	                  (1,759,308)	   (1,576,779)
  Accrued interest receivable and
	 other receivables	                         (954,840)	      (23,984)
 Prepaid expenses and other assets	          (481,699)	      (42,838)
  Deferred member expenses	                (1,185,763)	   (1,706,524)
  Accounts payable and accrued expenses	     (240,597)	    4,628,181
  Deferred membership revenue	              1,436,541	     3,005,694

Net cash provided by (used in)
	 continuing operations	                   (3,345,443)	   (2,959,730)

Cash flows provided by discontinued operating activities:
  Net Income (loss)	                              -0-	      (36,442)
Adjustments to reconcile net (loss) to net cash
	 provided by discontinued operating  activities:
  Depreciation and amortization	                  -0-	      109,601
Changes in assets and liabilities:
  Trade receivables	                              -0-	        3,986
  Inventories	                                    -0-	         (892)
  Prepaid expenses and other assets	              -0-	       31,216
  Accounts payable and accrued expenses	          -0-	      154,460
  Gain  on Sale of Cellular Assets	               -0-	    7,263,902

Net cash provided by discontinued
	 operations	                                     -0-	    7,525,831

Cash flows from investing activities:
  Sale of PriCellular Stock	                      -0-	    4,992,350
  Convert related party receivable
	 to equity investment	                           -0-	    1,019,467
  Note Receivable - Food  Extrusion	           88,448	   (1,750,000)
  Note Receivable - Great Gorge  	                -0-	      (97,135)
  Investment in real estate and real
	 estate related activities 	                (537,171)	      23,875
  Purchase of amusement ride	                     -0-	   (1,229,010)
  Purchase of Piston Bullies	                     -0-	     (165,700)
  Investment in mutual fund and other
	 marketable securities	                       44,018	     (539,057)
  Investment in mortgages receivables	        877,663	   (1,523,585)
  Capital expenditures	                       101,777	     (120,226)

Net cash (used in) investing activities	      574,735	      610,979

Cash flows from financing activities:
  Proceeds from borrowings	                 2,652,165	    1,165,700
  Repayment of borrowings	                   (389,192)	  (4,566,022)
  Purchase of treasury stock	                 (17,828)   (1,386,516)

Net cash provided by (used in)
	 financing activities	                     2,245,145	   (4,786,838)

Increase (Decrease) in cash	                 (525,563)	     390,242
Cash balance, beginning of year	            1,303,659	      666,697
Cash balance, June 30, 1997            	$     778,096	$   1,056,939



See accompanying notes


DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)




                                      	1997	       1996
Investment in PriCellular	             $     -0-	  $  7,497,063
Retained Earnings	                           -0-	    (7,497,063)
Resort Club assets accrued	                  -0-	     7,523,132
Resort Club liabilities assumed	             -0-	    (7,523,132)

Total Non-Cash Operating, Investing
   and Financing Activities	           $     -0-	  $        -0-

See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, the results of operations for the nine months ended June 30, 1997 and 1996, and cash flows for the nine months ended June 30, 1997 and 1996. Operating results for the nine months ended June 30, 1997, are not necessarily indicative of the results which may be expected for the year ended September 30, 1997. These statements should be read in conjunction with Form 10-KSB for fiscal 1996 which is on file with the Securities and Exchange Commission.

NOTE 2 - RECLASSIFICATION:

Certain fiscal 1997 items have been reclassified to conform with the fiscal 1996 presentation.

NOTE 3 - DISCONTINUED OPERATIONS - SALE OF CELLULAR ASSETS:

On November 16, 1994, the Company announced that its wholly owned subsidiary Dominion Cellular, Inc. ("DCI") had retained an independent broker on an exclusive basis to attempt to find a potential purchaser for DCI's cellular system (also referred herein as the "System") or a possible merger partner with DCI. Management of the Company determined to seek a purchaser because it believed that DCI's cellular system had been developed to a point where it represented an attractive acquisition for potential acquirers in the cellular industry at a price, based on current market conditions, substantially in excess of DCI's costs in developing the System.

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


NOTE 3 - DISCONTINUED OPERATIONS - SALE OF CELLULAR ASSETS
(Continued):

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


NOTE 3 - DISCONTINUED OPERATIONS - SALE OF CELLULAR ASSETS
(Continued):

The cash payments and the proceeds from the Sale of PriCellular Stock during fiscal 1996 were applied substantially as follows:


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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


NOTE 3 - DISCONTINUED OPERATIONS - SALE OF CELLULAR ASSETS
(Continued):

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

NOTE 4 - RELATED PARTY TRANSACTIONS:

During the period of October 1, 1995 through June 30, 1997, the Company engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated entities. Specifically, the Company has entered into transactions with Great American Recreation, Inc. ("Great American"), Stonehill Recreation Corporation ("Stonehill Recreation"), and Great Mountain Development Corporation ("GMD") of which the Company's Directors and Officers are either principal shareholders and/or Officers and Directors. In this regard, Mr. Bellantoni, the Secretary, Treasurer and Director of the Company was Vice President and Chief Financial Officer of Great American and is currently Treasurer and a Director of reorganized Great American; Mr. Gene Mulvihill, the Chairman of the Board and Chief Executive Officer of the Company was a principal shareholder and former Officer of GMD and former Chairman of the Board and Chief Executive Officer of Great American and his daughter was a Director, and the former President and Chief Operating Officer of such corporation. Mr. Gene Mulvihill's son, Andrew Mulvihill is an Executive Officer of Resort Club and a former officer of GMD.

On March 29, 1996, but effective as of June 1, 1993, Resort
Club, Inc. ("Resort Club") a subsidiary of the Company entered into amended and restated agreements with Vernon
Valley Recreation Association, Inc. ("Vernon Valley"),
Great Gorge and Great Valley Real Estate Corp. ("Great
Valley"), all subsidiaries of Great American whereby in consideration for an aggregate payment of 10% of the gross sales price of each Resort Club membership, these entities were to provide amenities and access to certain properties for the benefit of Resort Club members. The amenities provided by Great American include admission passes to the Vernon Valley and Great Gorge ski facilities, admission passes to the summer participation theme park and admission passes to the Mountain Top Recreation Center, all for a period of 35 years. Also on March 29, 1996, Resort Club entered into an amended and restated agreement with Stonehill


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS (Continued):

Recreation, the entity which owns and operates the Spa at Great Gorge (the "Spa") on terms similar to those that were entered into with Great American, except that the consideration payable to Stonehill Recreation from Resort Club represents $25,000 for each condominium controlled by Resort Club in the Great Gorge Village. As of June 30, 1997, Resort Club had an unpaid balance of approximately $1,883,000 due to Great American and Stonehill Recreation for amenities. During fiscal 1997, the Company advanced funds on behalf of Stonehill Recreation in connection with a settlement in the Great American bankruptcy. In consideration for these advances, ownership of Stonehill Recreation transferred to the Company on the effective date of confirmation of the Great American plan of reorganization, which was October 16, 1997.

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

The Company provides financing to the purchasers of its membership interests. This financing is generally evidenced by non-recourse installment sales contracts. The down payment received by the Company for such sales is at least 10% of the sales price. The down payment is often less than the direct expense of commissions and selling and the difference is financed either by borrowings by the Company or by the Company's internally generated funds. Through June 30, 1997, the Company advanced approximately $9,331,000 to Resort Club primarily for working capital purposes. In order to ensure the collectability of the advances made to Resort Club and maintain the viability of Resort Club's future business operations, management determined that it has been in the best interest of the Company to assist Great American and its affiliated entities for the reason that the majority of the Resort Club amenity package was owned and operated by Great American and affiliated entities. Management also determined that in order for Resort Club to maintain its operations, the Great American assets must not only emerge from bankruptcy but operate competitively with nearby Resort facilities.

On November 10, 1995, the Company entered into an assumption agreement with Mr. Gene Mulvihill, whereby the Company assumed indebtedness of $750,000 for a loan previously advanced to Mr. Mulvihill by his two partners in St. Marks Associates, the Company's current landlord, on or about May 19, 1995. The Company assumed the said indebtedness in exchange


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS (Continued):

for an equal amount of Resort Club receivables. The loan was paid in full on February 15, 1996 together with interest at 15%.

On March 31, 1996, the Company entered into an agreement to purchase 9 condominiums which are used by Resort Club from Mr. Gene Mulvihill for an aggregate purchase price of $878,500 which management believes approximates fair market value. Of the condominiums purchased, eight condominiums are located in the Great Gorge Resort and one is located in the Resort of Palmas Del Mar, Puerto Rico. As of June 30,
1997, the Company has a remaining balance due on the purchase of approximately $345,600 which is evidenced by a promissory note bearing interest at an effective rate of 10.25%.

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

On December 1, 1995, Diamond Leasing entered into a lease agreement with Vernon Valley. The lease term commenced on December 15, 1995 and expired on March 15, 1996. Pursuant to the lease, Diamond Leasing leased the Vernon Valley/Great Gorge Ski Area Rental Shops and all fixtures located thereon as well as the ski rental equipment. In consideration for this lease, Diamond Leasing agreed to: 1) pay a base rent of $950,000; 2) pay additional rent of $75,000 which represented an unallocated payment for services provided by Vernon Valley, including but not limited to security, maintenance of the leased premises, and general administrative services; and 3) pay a percentage of gross revenue equal to 50% of gross revenues in excess of $1,000,000. The Lease provided for a cap limitation equal to a 28% rate of return to Diamond Leasing. Proceeds received in excess of a 28% rate of return were required to be remitted to Vernon Valley. The Lease also provided Diamond Leasing with the absolute right of renewal for three additional consecutive December 15 - March 15 lease terms. During fiscal 1996, Diamond Leasing received net proceeds of approximately $984,000 (excluding the $75,000 additional rent which was paid directly to Vernon Valley from ski rental receipts) on this transaction and owes no further obligation to Vernon Valley, and consequently had a net gain on the transaction.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS (Continued):

Diamond Leasing entered into a capital lease for two Piston Bullies with Bombardier Capital, Inc. ("Bombardier") commencing January 1, 1996 for a term of 18 months ending September 1, 1997. Piston Bullies are snow grooming machines used for grooming ski trails. The lease provided for 11 payments with aggregate rental payments of approximately $165,700 and has a $10,901 purchase option at the end of the lease term. Concurrent with entering into the lease agreement with Bombardier, Diamond Leasing entered into a sublease agreement with Vernon Valley on similar terms with Diamond Leasing's lease agreement with Bombardier except that the rental payment had been adjusted to reflect a rate of return to the Company of 28%. In connection with the lease agreement, Bombardier filed financing statements to protect its security interest. In addition, the Company pledged 10,000 shares of its PriCellular Class A Common Stock with Bombardier as additional collateral. As of June 30, 1997, the remaining balance due Bombardier along with the purchase option was paid in full and the additional collateral was returned to the Company. In connection with the settlement agreement to the Great American bankruptcy, the Company transferred the Piston Bullies to Great American free and clear of all liens (see Note 7).

On January 26, 1996, Diamond Leasing entered into a loan agreement and advanced $269,500 to Great American in connection with a loss suffered by Great American resulting from a flood that occurred on January 12, 1996. As collateral for the $269,500 loan, Great American assigned to Diamond Leasing its interest in the insurance proceeds to the extent of $269,500 together with interest at 9% per annum. As further consideration, Diamond Leasing and Vernon Valley amended the ski rental shop lease to provide that prior to any "additional rent" being paid to Vernon Valley pursuant to the lease agreement funds will be paid to Diamond Leasing until the principal amount of the loan is fully paid with accrued interest. As of June 30, 1997, Diamond Leasing received payments of $172,366 on this loan pursuant to the assignment and "additional rent" described above with a remaining balance of $97,134 outstanding as of June 30, 1997. In connection with the settlement agreement relating to the Great American bankruptcy, the Company agreed to accept $46,000 as payment in full for the outstanding balance (see Note 7).

On March 19, 1996, Diamond Leasing agreed to purchase 92 condominium lots from GMD, at a price of $1,820,000 payable as follows: (i) $270,500 on or before April 1, 1996, (ii) the assumption of any and all filed liens affecting the property; and (iii) the balance from the net cash flow realized from the development of the property. Each of the parties agreed to seek Bankruptcy Court approval for this transaction. The closing occurred on April 1, 1996 with Diamond Leasing acquiring good and marketable title to the property insurable at regular rates and with customary adjustments made at the closing. Finally, Diamond Leasing offered GMD


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS (Continued):

the Option to participate in the development of the property. In connection with the settlement agreement relating to the Great American bankruptcy, the Company transferred 54 condominiums to Great American in consideration for $145,000 (see Note 7).

On April 5, 1996, the Company, through a wholly owned subsidiary, Star II Leasing Corporation, agreed to purchase an attraction known as the Space Shot from S & S Sports Power, Inc. for the sum of $1,250,000. Concurrently, Diamond agreed to lease the Space Shot to Vernon Valley at an annual rental equal to $300,000 for a term of four (4) years subject, however, to Vernon Valley achieving a certain level of revenues, failing which no payment will be made to the Company, but will accrue and be due and payable to the Company in the subsequent years of the said Lease Agreement. An entity controlled by the immediate family of Mr. Gene Mulvihill, an officer and director of the Company, is a 50% owner of S & S Sports Power, Inc. In connection with the acquisition of this ride, this entity has agreed to forfeit all allocated profits and direct same to the Company. No payments were made in fiscal 1996 pursuant to this lease agreement. In connection with the settlement agreement relating to the Great American bankruptcy, Praedium agreed to purchase the Space Shot for $900,000 (see Note 7).

As of June 30, 1997, the Company, through Diamond Leasing, advanced approximately $1,337,000 to Summit and Lakeview in connection with a limited forbearance agreement entered into between Summit, Lakeview, Mr. Gene Mulvihill and Messrs. Robert and Stanley Holuba.

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

In connection with the settlement relating to the Great American bankruptcy, the Company satisfied the full settlement of the claims, liens and security interests of Summit and Lakeview in a manner that permitted the assets of the Great American entities contemplated by the MOU to


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS (Continued):

be sold in a Section 363 sale and the proceeds of such sale to be free and clear of all liens, claims and encumbrances
(see Note 7).

NOTE 5 - DEBT:

On May 18, 1997 the Company entered into a loan agreement with Binghamton Savings Bank ("Binghamton"), the Company's primary lender in the principal amount of $2,000,000.
Pursuant to the loan agreement, the amount owed from the Company is collateralized by a first mortgage on substantially all of the Company's assets. The loan bears interest at 12.25% and is due and payable as follows:

17 consecutive monthly interest payments, beginning June 13, 1997, with interest calculated on the unpaid principal balance at an interest rate of 12.25% per annum 6 consecutive monthly principal payments of $50,000.00 each, beginning June 13, 1997, with interest calculated on the unpaid principal balances at an interest rate of 12.25% per annum; 6 consecutive monthly principal payments of $75,000.00 each, beginning December 13, 1997, with interest calculated on the unpaid principal balance at an interest rate of 12.25% per annum; 5 consecutive monthly principal payments of $100,000.00 each, beginning June 12, 1998, with interest calculated on the unpaid principal balance at an interest rate of 12.25% per annum; and 1 principal and interest payment of $757,911.46 on November 13, 1998, with interest calculated on the unpaid principal balance at an interest rate of 12.25% per annum.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

At June 30, 1997, based on the number of membership points sold, the Company is required to purchase a minimum inventory of 39 condominium units. Currently, the Company owns 8 condominium units free and clear, and has purchased 24 condominium units which are subject to mortgages in the principal amount of $1,331,952. In addition, the Company has entered into contracts to purchase the remaining 7 condominium units for a purchase price of approximately $670,500.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued):

On July 10, 1997 the Company and its wholly owned subsidiaries Resort Club and Diamond entered into a Memorandum of Understanding ("MOU") which outlined a settlement agreement in connection with the Great American bankruptcy between Great American, Praedium and Mr. Gene
Mulvihill and entities affiliated with Mr. Gene Mulvihill including the Company. Pursuant to the terms of the MOU, Resources and its affiliates were required to make certain contributions and received certain benefits (see Note 7).

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

As of June 30, 1997, management has determined that based on the average per point assessment as of June 30, 1997, a deficit of $.93 per point exists. As a result, an approximate $250,000 per year deficit exists which is the obligation of Resort Club. Management has calculated the net present value of this obligation to be approximately $3,353,000.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


NOTE 7 - SUBSEQUENT EVENTS :

On July 10, 1997 the Company and its wholly owned subsidiaries Resort Club and Diamond Leasing entered into the MOU which outlined a settlement agreement in connection with the Great American bankruptcy between Great American, Praedium and Mr. Gene Mulvihill and entities affiliated with Mr. Gene Mulvihill including the Company. Pursuant to the terms of the MOU, the Company and its affiliates were required to make certain contributions and received certain benefits which are outlined below:

Contributions by the Company

A.	The full settlement and satisfaction of the claims,
	liens and security interests of Summit, Lakeview and Public Loan Company in a manner that permitted the assets of the Great American entities contemplated by the MOU to be sold in a Section 363 Sale and the proceeds of such sale to be free and clear of all liens, claims and encumbrances.
B.	Payment of $1.8 million in cash which included
	$100,000 allocated for costs in connection with
	soliciting the plan.
C.	Resort Club agreed to allocate 100% of its net cash
	flow to pay the notes of professionals, indenture trustees, Richard Wright and Matt Harrison, both restructuring officers of Great American ("Resort
	Club Notes") and a $7.5 million unsecured creditors' note (the "Resort Club Unsecured Creditors' Note"). Similarly, any proceeds dividended to reorganized Great American from Stonehill Recreation will be used to pay the Resort Club Notes and the Resort Club Unsecured Creditors' Note. Such net cash flow and dividends will be allocated and distributed as follows: The first $1,000,000 of such net cash flow will be allocated and distributed to pay the Resort Club Notes in partial satisfaction of unpaid allowed professional fees and expenses and unpaid allowed indenture trustee administrative claims, and unpaid claims of Richard Wright and Matt Harrison. After distribution of the first $1,000,000 of net cash flow, 50% of net cash flow thereafter will be paid pro rata under the Resort Club Notes and 50% of such net cash flow will be paid in satisfaction of the Resort Club Unsecured Creditors' Note; and provided further, that the amount and the terms of the Resort Club Notes and Resort Club Unsecured Creditors' Note shall be


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)

NOTE 7 - SUBSEQUENT EVENTS (Continued):

	reasonably satisfactory to the holders of such notes and be limited in a matter so as not to materially impair the operation of the business of the Resort Club.
D.	Transfer, release or otherwise convey all right, title
	and interest in and to the Piston Bullies previously leased to Vernon Valley by the Company, and 54 building lots owned by the Company (the "Lots") to Great American, free and clear of all liens, claims and encumbrances prior to the commencement of the
	Section 363 Sale. Praedium, the successful purchaser, has the right to develop the lots in its discretion, in whole or in part, and the Company will reasonably cooperate with Praedium with respect to the development of the lots and or any other property acquired from Great American, including, without limitation, to affect the transfer of any and all rights, easements or other interests necessary for the successful purchaser to exercise its development rights; provided however, that such cooperation will be reasonably limited to acts which do not interfere materially with the operation of the Mulvihill interests' businesses.
E.	Promptly after the execution of the MOU, the Mulvihill
	interests and Public Loan Company agreed to enter into appropriate agreements with respect to the granting or the conveyance of all water rights, sewer rights, other access rights and rights appurtenant to the land on which Great American operates its businesses, and the Mulvihill entities and Public Loan Company will receive reciprocal rights with respect to the land on which the Mulvihill interests and Public Loan Company operate their business; provided, however, that (i) such transfers and grants by the Mulvihill interests and Public Loan Company are not conditional upon the consummation of the Section 363 Sale or the Plan, (ii) the rights granted to the Mulvihill interests and Public Loan will be reasonably limited in a manner so as not to interfere materially with Praedium's operation of its business, as determined in Praedium's reasonable discretion.
F.	Reorganized Great American  received (i) 35% of the
	common equity of Resort Club and 35% of the common equity of Stonehill Recreation and (ii) a $7.5 million note from the Resort Club (i.e., the Resort Club Unsecured Creditors Note ), as more fully described below. Great American, Stonehill Recreation and the Company entered into a shareholders agreement covering the permissible expenditures which Stonehill Recreation may make on a going-forward basis to the effect that the 35% equity interest in Stonehill Recreation granted to Reorganized Great American under the Plan, and the amounts to be dividended on account of such 35% equity interest, shall not be diluted by any insider, affiliate or non-ordinary course transaction. Reorganized Great American has been granted appropriate representation on the boards of both Stonehill Recreation and Resort Club in connection with its 35% interest in each.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


NOTE 7 - SUBSEQUENT EVENTS (Continued):

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


NOTE 7 - SUBSEQUENT EVENTS (Continued):

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

Management believes that the contributions made by the Company in connection with the MOU hereinafter referred to as the "Great American Settlement Assets" are realizable as of June 30, 1997. Management believes that the Great American Settlement Assets are realizable primarily through the forgiveness of indebtedness as of June 30, 1997 owed to Great American related entities and Stonehill Recreation for the use of amenities by Resort Club members, its participation in the option to purchase the $3.2 million first mortgage in the Spa from Praedium, and the 65% equity interest in the Spa. In addition, management believes that the entry of Intrawest will provide significantly greater value to Resort Club members which will increase the collectability of membership receivables and increase membership referrals. In connection with Resort Club's obligation under the MOU with respect to the issuance of the Resort Club Notes and Resort Club Unsecured Creditor's Note, Resort Club is obligated to record in the first quarter of 1998 approximately $5.0 million of indebtedness which represents the approximate discounted value of these obligations.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


NOTE 7 - SUBSEQUENT EVENTS (Continued):

The entity presently providing Resort Club members with admission to its summer participation theme park and skiing facilities is Great Gorge Resorts, Inc. ("Resorts"), a subsidiary of Intrawest Corporation ("Intrawest"), which owns and operates the summer participation theme park and the winter recreational ski area in Vernon Township, Sussex County, New Jersey. Resorts completed the purchase of the ski area and the summer participation theme park on February 17, 1998 from Angel. Angel, an affiliate of Praedium, purchased the summer participation theme park and skiing facilities pursuant to a section 363 sale (described above) under the Federal Bankruptcy Rules whereby the summer participation theme park and ski area were purchased "free and clear" of all liens from Great American.

On February 19, 1998, the Company, along with certain entities affiliated with Mr. Gene Mulvihill, completed the sale of certain assets to Intrawest pursuant to an Asset Purchase Agreement dated December 31, 1997 and subsequently amended on February 5, 1998. Pursuant to the agreement, the Company agreed to enter into a non-compete agreement whereby it agreed to stop selling membership interests within a designated vicinity specifically Great Gorge Village. Management believes that there is sufficient condominium inventory in the Great Gorge Resort Area such as Seasons Hotel, Hidden Valley ski area and neighboring facilities to fulfill its long-term operational objectives.

Management believes that the entry of Intrawest into the Great Gorge Resort will significantly increase the existing members' satisfaction which will increase member referrals. In addition, since Resort Club is a multi-site, points based vacation club, Resort Club can sell inventory in South Carolina or Brigantine, New Jersey and continue to utilize the Intrawest draw in Vernon.

Management also believes that due to the deteriorating conditions of the Great Gorge Resort during the summer of 1997 and the winter of 1997/1998 which has had a devastating impact on Resort Club's ability to sell membership interests it was necessary that a professional and experienced operator take over the operations of the Great Gorge Resort. Management believes that unless a professional and experienced operator managed the Great Gorge Resort, Resort Club would have been in jeopardy of maintaining its operations.

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


NOTE 7 - SUBSEQUENT EVENTS (Continued):

Recreation's operations. As a result, the Company may restructure or divest its interests in these entities.

On August 6, 1997, the Company entered into a second loan agreement with Binghamton in the principal amount of $1,500,000. The loan bears interest at 12.25%.

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


NOTE 7 - SUBSEQUENT EVENTS (Continued):

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES

ITEM 2

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto included in Item I of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996.

A.	Liquidity and Capital Resources

During the first nine months of fiscal 1997, the Company had a net loss from continuing operations of approximately $304,000. Included in the net loss from continuing operations is depreciation of approximately $145,000, which is a noncash expense. After reflecting the net change in assets and liabilities, net cash used by operations was approximately $3,345,000. Investing activities provided net cash of approximately $575,000 and includes primarily the sale of investments in mortgages of approximately $878,000 and the sale of the Company's office building in Clanton, Alabama offset by approximately $537,000 invested in real estate related activities. Financing activities provided net cash of approximately $2,245,000 which resulted from additional borrowings of approximately $2,652,000, offset by purchase of treasury stock of $17,828 and repayment of loans of approximately $389,200. Accordingly, during the first nine months of fiscal 1997, the Company's cash decreased by approximately $525,600.


DOMINION RESOURCES, INC. AND SUBSIDIARIES

ITEM 2

Management's Discussion and Analysis of
Financial Condition and Results of Operations

B.	Results of Operations

Nine months ended June 30, 1997 compared with nine months ended June 30, 1996.

The net loss from continuing operations applicable to common shareholders for the first nine months of fiscal 1997 was $304,303 ($0.07 share) as compared to a net loss from continuing operations applicable to common shareholders of $7,296,765 ($1.46 share) in the comparable prior year period.

Sales of membership interests are recognized and included in Revenues after certain "down payment" and other
"continuing investment" criteria are met. The agreement for sale generally provides for a down payment and a note payable to the Company in monthly installments, including interest, over a period of up to 7 years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of membership interests and the condominium is placed in service free and clear of all encumbrances. The sales price, less a provision for cancellation, is recorded as revenue and the cost related to such net revenue of the membership interest is charged against income in the year that revenue is recognized. If a purchaser defaults under the terms of the contract, after all rescission and inspection periods have expired, payments are generally retained by the Company. During the first nine months of fiscal 1997, the Company recognized $2,690,852 in membership revenue as compared to $2,001,911 in the comparable fiscal 1996 period.

Costs incurred in connection with preparing membership interests for sale are capitalized and include all costs of acquisition, renovation and furnishings of condominiums as well as operating, marketing and selling expenses. Deferred Membership Interests Held for Sale are valued at the lower of cost or net realizable value in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects". During the first nine months of fiscal 1997, the Company had adjusted Deferred Membership Interests Held for Sale for items over budget in the aggregate amount of approximately, $2,368,000 as compared to $5,634,317 in the comparable fiscal 1996 period. Management believes that the 1997 overbudget was primarily due to the deteriorating conditions of the Great Gorge Resort during the summer of 1997 and the winter of 1997/1998 which has had a devastating impact on Resort Club's ability to sell membership interests.


DOMINION RESOURCES, INC. AND SUBSIDIARIES

ITEM 2

Management's Discussion and Analysis of
Financial Condition and Results of Operations

B.	Results of Operations

Nine months ended June 30, 1997 compared with nine months ended June 30, 1996.

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

As of June 30, 1997, management has determined that based on the average per point assessment, a deficit of $0.93 per point exists. As a result, a per year deficit of approximately $250,000 exists which is the obligation of Resort Club. Management has calculated the net present value of this obligation to be $3,300,778. As of June 30, 1996, Management calculated the per point deficit to be $1.41. The $0.48 decrease is primarily attributed to lower administration, management fees and replacement reserves than were originally budgeted. Accordingly, the Company decreased the fulfillment deficit by approximately $862,000 during the first nine months of fiscal 1997. During the first nine months of fiscal 1996, the Company recorded a provision of approximately $3,818,000.

Membership Annual Fee Revenue was $380,445 in the first nine months of fiscal 1997 compared to $293,765 in the comparable fiscal 1996 period. The increase of $86,680 (29.51%) in Membership Annual Fee Revenue is a result of the increase in membership interests.

Ski Rental Shop Revenue and Other Revenue was $276,319 in the first nine months of fiscal 1997 compared to $1,274,023 in the comparable fiscal 1996 period and Ski Rental Shop and Other Expenses was $43,036 in the first nine months of fiscal 1997 compared to $1,081,686 in the comparable fiscal 1996 period. These decreases are a direct result of the Company not operating the Vernon Valley/Great Gorge Ski Rental Shop.

Depreciation and amortization was $144,526 in the first nine months of fiscal 1997 compared to $53,285 in the comparable fiscal 1996 period resulting in an increase of $91,241 (171.23%). This increase is a direct result of the Company recording a full year's depreciation on its Space Shot ride purchased in fiscal 1996.


DOMINION RESOURCES, INC. AND SUBSIDIARIES

ITEM 2

Management's Discussion and Analysis of
Financial Condition and Results of Operations

B.	Results of Operations

Nine months ended June 30, 1997 compared with nine months ended June 30, 1996.

During the first nine months of fiscal 1997, the Company recorded a gain on the sale of marketable securities of $1,540,154 primarily resulting from a gain on the sale of PriCellular Stock of $1.4 million as compared to a gain on the sale of marketable securities in the comparable fiscal 1996 period of $2,628,808 primarily resulting from a gain on the sale of PriCellular Stock.

During the first nine months of fiscal 1997, the Company recorded a loss on Sale of Real Estate and RTC Mortgages of $300,139. During the first nine months of fiscal 1997, the Company recorded a loss in connection with the sale of its Clanton, Alabama office building of approximately $93,000 with the remaining balance relating to the sale of certain of its RTC Mortgages.

During the first nine months of fiscal 1997, Interest income was $331,576 as compared to $137,567 in the comparable fiscal 1996 period. In addition, interest expense was $204,893 in the first nine months of fiscal 1997 as compared to $511,960 in the comparable fiscal 1996 period.

The net income from discontinued operations applicable to common shareholders for the first nine months of fiscal 1997 was $0.00 ($0.00 per share) as compared to net income from discontinued operations applicable to common shareholders of $10,051,041 ($2.01 per share) in the comparable prior year period.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

Part II

Item 4.	Submission of Matters to a Vote of Security
Holders

	During the quarter ended June 30, 1997:

	None.

Item 6.	Exhibits and Reports on Form 8-K

	During the quarter ended June 30, 1997:

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