Form 10QSB
period 1997-12-31
DOMINION RESOURCES INC /DE/
filed 1999-04-15
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

Yes	      	No X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class   		            Outstanding at September 1, 1998
Common Stock,
$0.01 par value	 		5,158,354


DOMINION RESOURCES, INC.  AND SUBSIDIARIES

FORM 10-QSB

QUARTER ENDED DECEMBER 31, 1997

FINANCIAL INFORMATION

PART I

Part I
Item 1.	Financial Statements

The attached unaudited financial statements of Dominion Resources, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

Condensed consolidated balance sheets			1-2

Condensed consolidated statements of operations		3

Condensed consolidated statements of cash flows		4-5

Notes to condensed consolidated financial statements	6-13

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations.

PART II
OTHER INFORMATION

Part II

Item 4.	Submission of Matters to a Vote of Security
	Holders

Item 6.	Exhibits and Reports on Form 8-K


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS


                                  		December 31,	     September 30,
                                  		1997	             1997
                                   	(Unaudited)	      (See note below)
Current assets:
Cash and cash equivalents    	      $    78,159	       $   126,368
Membership receivables, net
 (including allowance for
 doubtful accounts of $276,594
 at December 31, 1997 and
 $362,377 at September 30, 1997	      1,595,511	         1,570,991
Prepaid expenses and other assets 	     454,737	           644,197
Investment in mutual fund and
 other marketable securities	           302,482	           327,403
Accrued interest and other
 receivables (including
 receivables to related parties
 of $926,912 at December 31, 1997
 and $245,055 at September 30, 1997)	 2,078,705	           988,807
Deferred membership interests
 held for sale	                       9,790,496	         8,603,925
      Total current assets	          14,300,090       	 12,261,691

Property, equipment, furniture
 and fixtures, net of accumulated
 depreciation and amortization of
 $108,216 at December 31, 1997 and
 $90,507 at September 30, 1997	         244,536      	     258,927

Other assets:
 Membership receivables, net
  (including allowance for doubtful
  accounts of $1,029,125 at December 31,
  1997 and $1,348,296 at September
  30, 1997	  5,936,429	  5,845,195
 Great American settlement assets	          -0-	         6,764,684
 RTC mortgages	                         269,004	           309,790
 Note receivable and accrued
  interest- Food Extrusion, Inc.	     1,537,131	         1,515,295
 Investment in Food Extrusion, Inc.	     76,485	           164,125
 Real estate and real estate
  related activities	                 1,137,690	           745,504
     Total other assets	              8,956,739       	 15,344,593
     Total assets                  	$23,501,365       	$27,865,211


Note: The balance sheet at September 30, 1997, has been taken from the audited financial statements at that date and condensed.

See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY


                                  		December 31,	       September 30,
                                  		1997	               1997
                                  		(Unaudited)	        (See note below)
Current Liabilities:
 Secured debt, current portion	     $ 2,170,321	        $ 2,170,844
 Unsecured notes payable,
  current portion	                      180,000	            380,000
 Accounts payable and
  accrued liabilities              	  4,962,953	          5,781,453
 Deferred membership revenue	        12,478,867	         11,732,701
    Total current liabilities      	 19,792,141        	 20,064,998

Long-term liabilities:
 Secured debt, net of
  current maturities	                 3,273,837	          3,951,683
 Unsecured notes payable, net
  of current maturities	              8,037,829	            227,732
                                  		 11,311,666	          4,179,415

Redeemable common stock, par
  value $0.01 per share; 500,000
  shares outstanding redeemable
  at $3.00 per share in July 1998
  through July 2000	                  1,500,000	                -0-

Stockholders' equity:
Common stock, $0.01 par value;
  Authorized - 25,000,000 Shares;
  issued and outstanding -
  4,658,354 shares at December 31,
  1997 and 5,158,354 at
  September 30, 1997	                    46,584	            51,584
 Additional paid-in-capital	          5,234,206	         5,429,206
 Accumulated deficit               	(12,982,319)	         (459,079)
 Less: 1,350,646 shares held in
  treasury at December 31, 1997
  and September 30, 1997	            (1,400,913)	       (1,400,913)
    Total stockholders' equity	      (9,102,442)	        3,620,798
    Total liabilities and
     stockholders' equity	          $23,501,365       	$27,865,211



Note: The balance sheet at September 30, 1997, has been taken from the audited financial statements at that date and condensed.

See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
(Unaudited)

                                 		1997	             1996
Revenues:
 Membership revenue	               $       -0-	      $   108,939
 Membership annual fee revenue	         75,368	           71,539
 Other revenue	                         40,056	          (10,743)
   Total revenues	                     115,424	          169,735

Expenses:
 Other operations	                      74,955	           21,261
 Membership operations	                135,957	          385,450
 Membership maintenance	                80,392	         (737,681)
 Marketing and selling 	               220,862	          244,582
 General and administrative expenses   219,496	           75,722
 Depreciation and amortization	          3,251	           48,175
   Total expenses	                     734,913	           37,509

Income (loss) from operations	        (619,489)     	    132,226

Other income (expenses):
 Interest income	                       76,408	           78,251
 Interest expense	                    (476,407)	         (13,897)
 Gain on sale of marketable
  securities	                          882,635	              -0-
 Gain on sale (loss) of RTC mortgages	  40,123	         (207,165)
 Great American Settlement        	(12,426,510)	             -0-
   Total other income (expenses)	  (11,903,751)	        (142,811)

Income (loss) before income taxes 	(12,523,240)	         (10,585)
 Income taxes 	                            -0-	              -0-
Net income (loss)                	$(12,523,240)     	$   (10,585)

Net income (loss) per common share 	$    (2.43)	     $     (0.00)

Weighted average number of share used
 in computing net income per share	   5,158,354	       4,228,354

See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
(Unaudited)

                                    		1997	              1996
Cash flows provided by (used in) operating activities:
  Net Income (loss)	                  $ (12,523,240)	    $     (10,585)
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization	             17,709	            48,175
  Amortization of interest income	          (21,836)	          (21,193)
  Amortization of interest expense	         337,734	               -0-
  Gain of sale of marketable
   securities	                             (882,635)	              -0-
  Reserve for RTC mortgages	                    -0-	           207,165
  Great American Settlement	             12,426,510	               -0-
Changes in assets and liabilities:
  Membership receivables	                  (115,754)	         (805,326)
  Accrued interest receivable and
   other receivables	                      (189,898)	          (91,111)
  Prepaid expenses and other assets	        189,460	           (31,208)
  Deferred member expenses	                (404,571)	       (1,332,362)
  Accounts payable and accrued
    expenses	                               120,894	          (697,467)
  Deferred membership revenue	              746,166	         1,707,182
Net cash provided by (used in)
   operations	                             (299,461)	       (1,026,730)

Cash flows from investing activities:
 Sale of (investment in) real estate
  and real estate related activities	       129,804	          (491,355)
 Sale of (investment in) mutual fund
  and other marketable securities	          995,196	           (72,021)
 Sale of RTC mortgages	                      40,786	               -0-
 Capital expenditures	                       (3,318)	          (50,109)
Net cash (used in) investing activities	  1,162,468	          (613,485)

Cash flows from financing activities:
 Proceeds from borrowings	                      -0-	         1,221,015
 Repayment of borrowings	                  (911,216)	              -0-
 Purchase of treasury stock	                    -0-	            (1,000)
Net cash provided by (used in)
  financing activities	                    (911,216)	        1,220,015

Increase (Decrease) in cash	                (48,209)	         (420,200)
Cash balance, beginning of year	            126,368	           903,659
Cash balance, December 31, 1997      	$      78,159     	$     483,459

See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
(Unaudited)


	1997	1996
Great American Settlement	         $ 8,805,210	        $   -0-
Unsecured notes payable           	 (7,505,210)	           -0-
Common stock	                            5,000	            -0-
Additional paid-in-capital	            195,000	            -0-
Redeemable common stock	            (1,500,000)	           -0-
Total Non-Cash Operating, Investing
  and Financing Activities        	$       -0-	        $   -0-



See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1997 and September 30, 1997, the results of operations for the three months ended December 31, 1997 and 1996, and cash flows for the three months ended December 31, 1997 and 1996. Operating results for the three months ended December 31, 1997, are not necessarily indicative of the results which may be expected for the year ended September 30, 1998.
These statements should be read in conjunction with Form 10-KSB for fiscal 1997 which is on file with the Securities and Exchange Commission.

NOTE 2 - RECLASSIFICATION:

Certain fiscal 1998 items have been reclassified to conform with the fiscal 1997 presentation.

NOTE 3 - RELATED PARTY TRANSACTIONS:

During the period of October 1, 1995 through September 30, 1997, the Company engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated entities. Specifically, the Company has entered into transactions with Great American Recreation, Inc. ("Great American"), Stonehill Recreation Corporation ("Stonehill Recreation"), and Great Mountain Development Corporation
("GMD") of which the Company's Directors and Officers are either principal shareholders and/or Officers and Directors.
In this regard, Mr. Bellantoni, the Secretary, Treasurer and Director of the Company was Vice President and Chief Financial Officer of Great American and is currently Treasurer and a Director of reorganized Great American; Mr. Gene Mulvihill, the former Chairman of the Board and former Chief Executive Officer of the Company is a former principal shareholder and Officer of GMD and former Chairman of the Board and Chief Executive Officer of Great American and his daughter was a Director, and the former President and Chief Operating Officer of such corporation. Mr. Gene Mulvihill's son, Andrew Mulvihill is an Executive Officer of Resort Club and a former officer of GMD.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued):

On March 29, 1996, but effective as of June 1, 1993, Resort Club entered into amended and restated agreements with Vernon Valley, Great Gorge and Great Valley Real Estate Corp. ("Great Valley"), all subsidiaries of Great American whereby in consideration for an aggregate payment of 10% of the gross sales price of each Resort Club membership, these entities were to provide amenities and access to certain properties for the benefit of Resort Club members. The amenities provided by Great American include admission passes to the Vernon Valley and Great Gorge ski facilities, admission passes to the summer participation theme park and admission passes to the Mountain Top Recreation Center, all for a period of 35 years. As of September 30, 1997, Resort Club had an unpaid balance of $540,795 for these amenities. Also on March 29, 1996, Resort Club entered into an amended and restated agreement with Stonehill Recreation, the entity which owns and operates the Spa at Great Gorge (the "Spa") on terms similar to those that were entered into with Great American, except that the consideration payable to Stonehill Recreation from Resort Club represents $25,000 for each condominium controlled by Resort Club in the Great Gorge Village. As of September 30, 1997, Resort Club had an unpaid balance of $738,178 due to Stonehill Recreation for amenities. During fiscal 1997, the Company advanced funds on behalf of Stonehill Recreation in connection with a settlement in the Great American bankruptcy. In consideration for these advances, ownership of Stonehill Recreation transferred to the Company on the effective date of confirmation of the Great American plan of reorganization, which was October 16, 1997. Subsequently, the Company exchanged its ownership interest in Stonehill Recreation effective October 16, 1997 for a 100% equity interest in Bill Hill, Inc, a real estate holding company affiliated with Mr. Mulvihill with real estate assets in Vernon, New Jersey (see Note 5).

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

The Company provides financing to the purchasers of its membership interests. Through fiscal 1997, the Company advanced approximately $10,637,000 to Resort Club primarily for working capital purposes. This financing is generally evidenced by non-recourse installment sales contracts. The down payment received by the Company for such sales is at least 10% of the sales price. The down payment is often less than the direct expense of commissions and selling and the difference is financed either by borrowings by the Company or by the Company's internally generated funds. In order to ensure the collectability of the advances made to Resort Club and maintain the viability of Resort Club's future business operations, management determined that it has been in the best interest of the Company to assist Great American and its affiliated entities for the reason that the majority of the Resort Club amenity package was owned and operated by Great American and affiliated entities. Management also determined that in order for Resort Club to continue to operate as a going concern, the Great American recreational assets must not only emerge from bankruptcy but operate competitively with nearby Resort facilities.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued):

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

I.  Contributions by the Company

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
  	allocated for costs in connection with soliciting the plan.
C.	Resort Club agreed to allocate 100% of its net cash flow to
  	pay the notes of professionals, indenture trustees, Richard Wright and Matt Harrison, both restructuring officers of Great American ("Resort Club Notes") and a $7.5 million unsecured creditors' note (the "Resort Club Unsecured Creditors' Note"). Similarly, any proceeds dividended to reorganized Great American from Stonehill Recreation will be used to pay the Resort Club Notes and the Resort Club Unsecured Creditors' Note. Such net cash flow and dividends will be allocated and distributed as follows: The first $1,000,000 of such net cash flow will be allocated and distributed to pay the Resort Club Notes in partial satisfaction of unpaid allowed professional fees and expenses and unpaid allowed indenture trustee administrative claims, and unpaid claims of Richard Wright and Matt Harrison which amount to approximately $6.1 million. After distribution of the first $1,000,000 of net cash flow, 50% of net cash flow thereafter will be paid pro rata under the Resort Club Notes and 50% of such net cash flow will be paid in satisfaction of the Resort Club Unsecured Creditors' Note; and provided further, that the amount and the terms of the Resort Club Notes and Resort Club Unsecured Creditors' Note shall be reasonably satisfactory to the holders of such notes and be limited in a matter so as not to materially impair the operation of the business of the Resort Club.
  	The Resort Club Notes and the Resort Club Unsecured Creditors' Note are non-interest bearing. As a result, the Company imputed an interest rate of 24% and recorded the notes at a discounted value of $7,505,210.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued):

D.	Transfer, release or otherwise convey all right, title and
  	interest in and to the Piston Bullies previously leased to Vernon Valley by the Company, and 54 building lots owned by the Company (the "Lots") to Great American, free and clear of all liens, claims and encumbrances prior to the commencement of the Section 363 Sale. Praedium, the successful purchaser, has the right to develop the lots in its discretion, in whole or in part, and the Company will reasonably cooperate with Praedium with respect to the development of the lots and or any other property acquired from Great American, including, without limitation, to affect the transfer of any and all rights, easements or other interests necessary for the successful purchaser to exercise its development rights; provided however, that such cooperation will be reasonably limited to acts which do not interfere materially with the operation of the Mulvihill interests' businesses.
E.	Promptly after the execution of the MOU, the Mulvihill
  	interests and Public Loan Company agreed to enter into appropriate agreements with respect to the granting or the conveyance of all water rights, sewer rights, other access rights and rights appurtenant to the land on which Great American operates its businesses, and the Mulvihill entities and Public Loan Company will receive reciprocal rights with respect to the land on which the Mulvihill interests and Public Loan Company operate their business; provided, however, that (i) such transfers and grants by the Mulvihill interests and Public Loan Company are not conditional upon the consummation of the Section 363 Sale or the Plan, (ii) the rights granted to the Mulvihill interests and Public Loan will be reasonably limited in a manner so as not to interfere materially with Praedium's operation of its business, as determined in Praedium's reasonable discretion.
F.	Reorganized Great American  received (i) 35% of the common
  	equity of Resort Club and 35% of the common equity of Stonehill Recreation and (ii) a $7.5 million note from the Resort Club (i.e., the Resort Club Unsecured Creditors
  	Note), as more fully described below. Great American, Stonehill Recreation and the Company entered into a shareholders agreement covering the permissible expenditures which Stonehill Recreation may make on a going-forward basis to the effect that the 35% equity interest in Stonehill Recreation granted to Reorganized Great American under the Plan, and the amounts to be dividended on account of such 35% equity interest, shall not be diluted by any insider, affiliate or non-ordinary course transaction. Reorganized Great American has been granted appropriate representation on the boards of both Stonehill Recreation and Resort Club in connection with its 35% interest in each. Reorganized Great American received customary anti-dilution rights in respect of such equity interests.
G.	The Company entered into an amended and restated lease
  	with respect to the Space Shot with Praedium on mutually acceptable terms.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued):

II.  Resort Club Operating Agreements

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

III.  Stonehill Recreation

A.	Praedium received a first priority $3.2 million mortgage
  	lien on the assets of Stonehill Recreation, including, but not limited to, the Spa (the "Spa Mortgage").


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued):

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

Management believes that the contributions made by the Company in connection with the MOU hereinafter referred to as the "Great American Settlement Assets" are realizable as of September 30, 1997. Management believes that the Great American Settlement Assets are realizable primarily through the forgiveness of indebtedness as of September 30, 1997 owed to Great American related entities and Stonehill Recreation for the use of amenities by Resort Club members, its investment in the Spa which was subsequently exchanged for Bill Hill, Inc. (see Note 5), leasehold rights and receipt of real estate assets. In addition, management believes that the entry of Intrawest will provide significantly greater value to Resort Club members which will increase the collectability of membership receivables and increase membership.

On October 16, 1997, the Company recorded a loss on the Great
American Settlement which is broken down as follows:

	Cash payment	                              $ 1,855,000
	Contribution of land	                        2,070,000
	Contribution of Lakeview mortgage	           2,649,467
	Loss on sale of Space Shot	                     65,651
	Contribution of Piston Bullies	                176,600
	Legal and contingency reserve	                 605,384
	Contribution of condominiums	                  245,476
	Contribution of Great Gorge Note	               50,000
	Issuance of Unsecured Notes	                 7,505,210
	Forgiveness of debt-amenities	              (1,544,778)
	Receipt of leasehold and contract rights	     (782,000)
	Release of mortgages on real estate	          (469,500)
                                          		$12,426,510



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

NOTE 4 - SALE OF MARKETABLE SECURITIES:

During the first three months of fiscal 1998, the Company sold 140,000 shares of Food Extrusion, Inc. and recognized a gain of $737,114 on the transactions. As of December 31, 1997, the Company was the beneficial owner of 112,600 shares of Food Extrusion, Inc. common stock. Also during the first three months of fiscal 1998 the Company sold its remaining 15,700 shares of PriCellular common stock and recognized a gain of $145,521 on the transactions.

NOTE 5 - SUBSEQUENT EVENTS:

The entity presently providin Resort Club members with admission to its summer participation theme park and skiing facilities is Great Gorge Resorts, Inc. ("Resorts"), a subsidiary of Intrawest Corporation ("Intrawest"), which owns and operates the summer participation theme park and a winter recreational ski area in Vernon Township, Sussex County, New Jersey. Resorts completed the purchase of the ski area and the summer participation theme park on February 17, 1998 from Angel. Angel, an affiliate of Praedium, purchased the summer participation theme park and skiing facilities pursuant to a section 363 sale under the Federal Bankruptcy Rules whereby the summer participation theme park and ski area were purchased "free and clear" of all liens from Great American.

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

Management also believes that due to the deteriorating conditions of the Great Gorge Resort during the summer of 1997 and the winter of 1997/1998 which had a devasting impact on Resort Club's ability to sell membership interests, it was necessary that a professional and experienced operator take over the operations of the Great Gorge Resort. Management believes that unless a professional and experienced operator managed the Great Gorge Resort, Resort Club would have been in jeapardy of maintaining its operations.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

NOTE 5 - SUBSEQUENT EVENTS (Continued):

On or about March 13, 1998, three Indenture Trustees representing bondholders in the Great American bankruptcy filed a complaint to revoke the order of confirmation entered September 16, 1997. The complaint was filed against certain parties involved with the Great American Reorganization. Although Management believes there is no merit to the claims made by the Indenture Trustees, the cloud over the Resort Club which this complaint has created has caused severe harm to the Resort Club and may have a material impact on the Resort Club and Stonehill Recreation's operations. As a result, the Company may restructure or divest its interests in these entities.

During the second quarter of fiscal 1998, the Company exchanged its 65% equity interest in Stonehill Recreation for a 100% equity interest in Bill Hill, Inc., a real estate holding company with land holdings in Vernon, New Jersey. On February 19, 1998, the Company sold these land holdings to Intrawest realizing net proceeds of $840,000. The Company is currently negotiating with Stonehill Recreation with respect to future use of amenities by Resort Club members.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto included in Item I of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.

A.	Liquidity and Capital Resources

During the first three months of fiscal 1998, the Company had a net loss from operations of approximately $12,523,000. Included in the net loss from operations is depreciation of approximately $17,700 and amortization of interest expense of approximately $337,700, which are noncash expenses. In addition, the net loss includes a loss of approximately $12,426,500 resulting from the settlement with Great American and a gain on the sale of marketable securities of approximately $882,600, which are non-recurring. After reflecting the net change in assets and liabilities, net cash provided by operations was approximately $299,500. Investing activities used net cash of approximately $1,162,500 and primarily includes sale of real estate assets of approximately $129,800 and the sale of marketable securities of approximately $995,200. Financing activities used net cash of approximately $911,200 which resulted from the repayment of borrowings. Accordingly, during the first three months of fiscal 1998, the Company's cash decreased by approximately $48,200.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


B.	Results of Operations

Three months ended December 31, 1997 compared with three months ended December 31, 1996.

The net loss from operations applicable to common shareholders for the first three months of fiscal 1998 was $11,223,240 ($2.18 share) as compared to net income from operations applicable to common shareholders of $10,585 ($0.00 share) in the comparable prior year period.

Sales of membership interests are recognized and included in Revenues after certain "down payment" and other "continuing investment" criteria are met. The agreement for sale generally provides for a down payment and a note payable to the Company in monthly installments, including interest, over a period of up to 7 years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of membership interests and the condominium is placed in service. The sales price, less a provision for cancellation, is recorded as revenue and the cost related to such net revenue of the membership interest is charged against income in the year that revenue is recognized. If a purchaser defaults under the terms of the contract, after all rescission and inspection periods have expired, payments are generally retained by the Company. During the first three months of fiscal 1998, the Company did not recognize membership revenue as compared to $108,939 recognized in the prior year period.

Costs incurred in connection with preparing membership interests for sale are capitalized and include all costs of acquisition, renovation and furnishings of condominiums as well as operating, marketing and selling expenses. Membership interests held for sale are valued at the lower of cost or net realizable value in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects". During the first three months of fiscal 1998, the Company had adjusted Deferred Membership Interest Held for Sale over budget in the aggregate amount of approximately, $357,000 as compared to approximately $547,000 in the prior year period.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


B.	Results of Operations (continued)

Three months ended December 31, 1997 compared with three months ended December 31, 1996.

In connection with the purchase of a Resort Club membership, a member is obligated to pay annual membership dues. Annual membership dues have been established to cover each club member's pro rata share of the estimated annual maintenance and operating expenses, including reserves, for all of the units, facilities, and amenities with the present Resort Club program. Each Resort Club member's pro rata share of the annual expenses is based on the ratio of Resort Club member's total contract points to the total contract points in the Resort Club program. The initial annual membership dues may be increased by Resort Club as of each fiscal year by a percentage not to exceed the percentage increase, if any, in the Consumer Price Index ("CPI"). The annual membership dues may be increased by an amount greater than the CPI if the increase is put to a vote of all Resort Club members and approved by a majority of the points voted. As of December 31, 1997, management has determined that based on the average per point assessment as of December 31, 1997, a deficit of $3,062,742 exists as compared to $3,025,958 in the prior year period.

Membership Annual Fee Revenue was $75,368 in the first six months of fiscal 1998 compared to $71,539 during the comparable fiscal
1997 period, an increase of $3,829 (5.4%).

Other Revenue for the first three months of fiscal 1998 was $40,056, as compared to ($10,743) for the same period last year. Other Expense was $74,955 for the first three months in fiscal 1998 as compared to $21,261 for the same period in fiscal 1997.

Depreciation and amortization was $3,251 in the first three months of fiscal 1998 compared to $48,175 in the comparable fiscal 1997 period. The decrease is primarily attributed to the sale of the Space Shot in connection with the Great American Settlement.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


B.	Results of Operations (continued)

Three months ended December 31, 1997 compared with three months ended December 31, 1996.

During the first three months of fiscal 1998, the Company recorded a gain on the sale of marketable securities of $882,635, resulting from the sale of Food Extrusion and PriCellular stock. No gain or loss was recorded in the comparable fiscal 1997 period.

During the first three months of fiscal 1998, Interest income was $76,407 as compared to $78,251 for the comparable fiscal 1997 period. In addition, interest expense was $476,407 in the first three months of fiscal 1998 as compared to $13,897 for the same period in fiscal 1997. Interest expense increased primarily as a result of the Binghamton Savings Bank loan, the Resort Club Notes and the Resort Club Unsecured Creditors' Note.

On October 16, 1997, the Company recorded a loss on the Great
American Settlement of $12,426,510 (see Note 3 to the Notes to the Consolidated Financial Statements).



DOMINION RESOURCES, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

Part II

Item 4.	Submission of Matters to a Vote of Security Holders

	During the quarter ended December 31, 1997:

	None.

Item 6.	Exhibits and Reports on Form 8-K

	During the quarter ended December 31, 1997:

	None.




DOMINION RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES


	Pursuant to the requirements of the Securities Exchange
Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	DOMINION RESOURCES, INC.


Dated:	By:  /s/Joseph R. Bellantoni
	     Joseph R. Bellantoni
	     President, Chief Executive Officer
	     and Chief Financial Officer


17