Form 10QSB
period 1998-03-31
DOMINION RESOURCES INC /DE/
filed 1999-04-15
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Yes	      	No X

APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class			            Outstanding at September 1, 1998
Common Stock, 		    5,158,354
$0.01 par value


DOMINION RESOURCES, INC.  AND SUBSIDIARIES

FORM 10-QSB

QUARTER ENDED MARCH 31, 1998

FINANCIAL INFORMATION

PART I

Part I
Item 1.	Financial Statements

The attached unaudited financial statements of Dominion Resources, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

Condensed consolidated balance sheets			               1-2

Condensed consolidated statements of operations		      3-4

Condensed consolidated statements of cash flows		      5-6

Notes to condensed consolidated financial statements	  7-14

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations.



PART II
OTHER INFORMATION

Part II

Item 4.	Submission of Matters to a Vote of Security
Holders

Item 6.	Exhibits and Reports on Form 8-K


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
ASSETS


                                		March 31,	         September 30,
                                		1998	              1997
                                		(Unaudited)	       (See note below)
Current assets:
Cash and cash equivalents        	$     697,878	     $     126,368
Membership receivables, net
 (including allowance for
 Doubtful accounts of $340,926
 at March 31, 1998 and $362,377
 at September 30, 1997	               1,499,020	         1,570,991
Prepaid expenses and other assets	      455,980	           644,197
Investment in mutual fund and
 other marketable securities	           302,425	           327,403
Accrued interest and other
 receivables (including receivables
 to related parties of $464,819 at
 March 31, 1998 and $245,055 at
 September 30, 1997)	                 1,693,751	           988,807
Deferred membership interests
 held for sale	                       9,511,132	         8,603,925
   Total current assets	             14,160,186	        12,261,691

Property, equipment, furniture
 and fixtures, net of accumulated
 depreciation and amortization of
 $126,077 at March 31, 1998 and
 $90,507 at September 30, 1997	         230,954	          258,927

Other assets:
Membership receivables, net
 (including allowance for Doubtful
 accounts of $1,282,533 at March 31,
 1998 and $1,348,296 at September 30,
 1997	                                5,577,412	       5,845,195
Great American settlement assets	           -0-	       6,764,684
RTC mortgages	                          269,004	         309,790
Note receivable and accrued
 interest- Food Extrusion, Inc.	      1,558,967	       1,515,295
Investment in Food Extrusion, Inc.       68,597	         164,125
Real estate and real estate related
 activities 	                           786,874	         745,504
   Total other assets	                8,260,854	      15,344,593
   Total assets                  	$  22,651,994	   $  27,865,211


Note: The balance sheet at September 30, 1997, has been taken from the audited financial statements at that date and condensed.

See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY


                                    		March 31,	        September 30,
                                    		1998	             1997
                                    		(Unaudited)	      (See note below)
Current Liabilities:
Secured debt, current portion 	       $    2,170,321	   $    2,170,844
Unsecured notes payable,
 current portion	                            180,000	          380,000
Accounts payable and accrued
 liabilities	                              4,793,879	        5,781,453
Deferred membership revenue	              12,511,863	       11,732,701
   Total current liabilities	             19,656,063	       20,064,998

Long-term liabilities:
Secured debt, net of current
 maturities	                               2,220,345	        3,951,683
Unsecured notes payable, net of
 current maturities	                       8,293,367	          227,732
                                    		    10,513,712	        4,179,415

Redeemable common stock, par value
 $0.01 per share; 500,000 shares
 outstanding redeemable at $3.00
 per share in July 1998 through
 July 2000                                 1,500,000               -0-

Stockholders' equity:
Common stock, $0.01 par value;
 Authorized - 25,000,000 Shares;
 issued and outstanding - 4,658,354
 shares at March 31, 1997 and
 5,158,354 at September 30, 1997	             46,584          51,584
Additional paid-in-capital	                5,234,206	       5,429,206
Accumulated deficit	                     (12,897,658)	       (459,079)
Less: 1,350,646 shares held in
 treasury at March 31, 1998 and
 at September 30, 1997	                   (1,400,913)	     (1,400,913)
   Total stockholders' equity	            (9,017,781)	      3,620,798
   Total liabilities and
    stockholders' equity	              $  22,651,994	   $  27,865,211



Note: The balance sheet at September 30, 1997 has been taken from the audited financial statements at that date and condensed.

See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited)


                                    		1998	            1997
Revenues:
 Membership revenue	                  $    402,794	    $    222,817
 Membership annual fee revenue 	           147,106	         317,530
 Other revenue	                            107,266	           7,265
   Total revenues	                         657,166	         547,612

Expenses:
 Other operations	                         171,888	          41,699
 Membership operations	                    528,905	         883,684
 Membership maintenance	                   255,254	        (477,840)
 Marketing and selling 	                   834,918	         372,816
 General and administrative expenses	      367,427	         307,584
 Depreciation and amortization	              6,502	          96,351
   Total expenses	                       2,164,894    	   1,224,294

Income (loss) from operations	          (1,507,728)   	    (676,682)

Other income (expenses):
 Interest income	                          335,475	         176,170
 Interest expense	                        (983,335)	        (47,608)
 Gain on sale (loss) of RTC mortgages	      42,259	        (207,165)
 Gain on Sale of Bill Hill property	       840,000	             -0-
 Gain on Sale of marketable securities	    916,260	             -0-
 Gain on Sale of Resort Club contracts	    345,000	             -0-
 Great American Settlement	            (12,426,510)   	         -0-
   Total other income (expenses)	      (10,930,851)	        (78,603)

Income (loss) before income taxes	     (12,438,579)   	    (755,285)
 Income taxes 	                                -0-	             -0-
Net income (loss)	                    $(12,438,579)	   $   (755,285)

Net income (loss) per common share 	  $      (2.41)	   $      (0.18)

Weighted average number of share
 used in computing net income per
 share	                                  5,158,354	       4,228,354


See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited)


                                       		1998             	1997
Revenues:
 Membership revenue	                     $    402,794     	$    113,878
 Membership annual fee revenue	                71,738	          245,991
 Other revenue	                                67,210	           18,008
   Total revenues	                            541,742	          377,877

Expenses:
 Other operations	                             96,933	           20,438
 Membership operations	                       392,948	          498,234
 Membership maintenance	                      174,862	          259,841
 Marketing and selling 	                      614,056	          128,234
 General and administrative expenses	         147,931	          231,862
 Depreciation and amortization	                 3,251	           48,176
   Total expenses	                          1,429,981	        1,186,785

Income (loss) from operations	               (888,239)	        (808,908)

Other income (expenses):
 Interest income	                             259,067	           97,919
 Interest expense	                           (506,928)   	      (33,712)
 Gain on sale of RTC mortgages	                 2,136	              -0-
 Gain on sale of Bill Hill property	          840,000	              -0-
 Gain on sale of marketable securities	        33,625	              -0-
 Gain on Sale of Resort Club contracts	       345,000	              -0-
 Great American Settlement	                       -0-	              -0-
   Total other income (expenses)	             972,900	           64,207

Income (loss) before income taxes 	            84,661	         (744,701)
 Income taxes 	                                   -0-	              -0-
Net income (loss)	                       $     84,661	    $    (744,701)

Net income (loss) per common share 	     $       0.02	    $       (0.18)

Weighted average number of share
 used in computing net income per
 share	                                     5,158,354	         4,228,354


See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited)

                                        		1998	             1997
Cash flows provided by (used in) operating activities:
  Net Income (loss)	                      $ (12,438,579)	   $    (755,285)
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization	                 35,570	           96,351
  Amortization of interest income	              (43,672)	         (43,029)
  Amortization of interest expense	             675,467	              -0-
  Gain on sale of Bill Hill property	          (840,000)	             -0-
  Gain on sale of marketable securities	       (916,260)	             -0-
  Gain on sale of Resort Club contracts	       (345,000)	             -0-
  Great American Settlement	                 12,426,510	              -0-
Changes in assets and liabilities:
  Membership receivables	                       339,754	       (1,508,981)
  Accrued interest receivable and
   other receivables	                           195,056	         (149,325)
  Prepaid expenses and other assets	            188,217	          (40,343)
  Deferred member expenses	                    (125,207)	      (3,458,367)
  Accounts payable and accrued expenses	        (48,180)	        (273,002)
  Deferred membership revenue	                  779,162	        3,865,794
Net cash provided by (used in) operations	     (117,162)	      (2,266,187)

Cash flows from investing activities:
 Sale of (investment in) real estate
  and real estate related activities	         1,320,620	        (877,801)
 Sale of (investment in) mutual fund
  and other marketable securities	            1,036,766	          61,540
 Sale of RTC mortgages                           40,786	         877,663
 Sale of Resort Club contracts	                 345,000	             -0-
 Capital expenditures	                           (7,597)	        (44,481)
Net cash (used in) investing activities	      2,735,575	          16,921

Cash flows from financing activities:
 Proceeds from borrowings	                          -0-	       1,338,036
 Repayment of borrowings	                    (2,046,903)	        (45,901)
 Purchase of treasury stock	                        -0-	          (1,000)
Net cash provided by (used in)
 financing activities                    	   (2,046,903)	      1,291,135

Increase (Decrease) in cash	                    571,510	        (958,131)
Cash balance, beginning of year	                126,368	       1,303,659
Cash balance, March 31, 1998	             $     697,878	    $    345,528


See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
SIX MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited)



                              		1998	           1997
Great American Settlement	       8,805,210	      -0-
Unsecured notes payable	        (7,505,210)	     -0-
Common stock                         5,000       -0-
Additional paid-in-capital         195,000       -0-
Redeemable common stock         (1,500,000)      -0-
Total Non-Cash Operating, Investing
  and Financing Activities	     $      -0-	     $-0-



See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and September 30, 1997, the results of operations for the six months ended March 31, 1998 and 1997, and cash flows for the six months ended March 31, 1998 and 1997. Operating results for the six months ended March 31, 1998, are not necessarily indicative of the results which may be expected for the year ended September 30, 1998.
These statements should be read in conjunction with Form 10-KSB for fiscal 1997 which is on file with the Securities and Exchange Commission.

NOTE 2 - RECLASSIFICATION:

Certain fiscal 1998 items have been reclassified to conform with the fiscal 1997 presentation.

NOTE 3 - RELATED PARTY TRANSACTIONS:

During the period of October 1, 1995 through September 30,
1997, the Company engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated entities. Specifically, the Company has entered into transactions with Great American Recreation, Inc. ("Great American"), Stonehill Recreation Corporation ("Stonehill
Recreation"), and Great Mountain Development Corporation
("GMD") of which the Company's Directors and Officers are either principal shareholders and/or Officers and Directors.
In this regard, Mr. Bellantoni, the Secretary, Treasurer and
Director of the Company was Vice President and Chief
Financial Officer of Great American and is currently
Treasurer and a Director of reorganized Great American; Mr.
Gene Mulvihill, the former Chairman of the Board and Chief
Executive Officer of the Company is a former principal shareholder and former Officer of GMD and former Chairman of the Board and Chief Executive Officer of Great American and his daughter was a Director, and the former President and Chief
Operating Officer of such corporation. Mr. Gene Mulvihill's son, Andrew Mulvihill is an Executive Officer of Resort Club and a former officer of GMD.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 1998 AND 1997

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued):

On March 29, 1996, but effective as of June 1, 1993, Resort
Club entered into amended and restated agreements with Vernon Valley, Great Gorge and Great Valley Real Estate
Corp. ("Great Valley"), all subsidiaries of Great American whereby in consideration for an aggregate payment of 10% of the gross sales price of each Resort Club membership, these entities were to provide amenities and access to certain properties for the benefit of Resort Club members. The amenities provided by Great American include admission passes to the Vernon Valley and Great Gorge ski facilities, admission passes to the summer participation theme park and admission passes to the Mountain Top Recreation Center, all for a period of 35 years. As of September 30, 1997, Resort
Club had an unpaid balance of $540,795 for these amenities.
Also on March 29, 1996, Resort Club entered into an amended and restated agreement with Stonehill Recreation, the entity which owns and operates the Spa at Great Gorge (the "Spa") on terms similar to those that were entered into with Great
American, except that the consideration payable to Stonehill
Recreation from Resort Club represents $25,000 for each condominium controlled by Resort Club in the Great Gorge
Village. As of September 30, 1997, Resort Club had an unpaid balance of $738,178 due to Stonehill Recreation for amenities. During fiscal 1997, the Company advanced funds on behalf of Stonehill Recreation in connection with a settlement in the Great American bankruptcy. In consideration for these advances, ownership of Stonehill
Recreation transferred to the Company on the effective date of confirmation of the Great American plan of reorganization, which was October 16, 1997. Subsequently, the Company exchanged its ownership interest in Stonehill
Recreation effective October 16, 1997 for a 100% equity interest in Bill Hill, Inc., a real estate holding company affiliated with Mr. Mulvihill with real estate assets in Vernon, New Jersey (see Note 6).

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 1998 AND 1997

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 1998 AND 1997

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 1998 AND 1997

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued):

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 1998 AND 1997

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

Management believes that the contributions made by the Company in connection with the MOU hereinafter referred to as the "Great American Settlement Assets" are realizable as of September 30, 1997. Management believes that the Great American Settlement Assets are realizable primarily through the forgiveness of indebtedness as of September 30, 1997 owed to Great American related entities and Stonehill
Recreation for the use of amenities by Resort Club members, its investment in the Spa which was subsequently exchanged for Bill Hill, Inc. (see Note 6), leasehold rights and receipt of real estate assets. In addition, management believes that the entry of Intrawest will provide significantly greater value to Resort Club members which will increase the collectability of membership receivables and increase membership referrals.

On October 16, 1997, the Company recorded a loss on the Great American Settlement which is broken down as follows:

Cash payment	                                $  1,855,000
Contribution of land	                           2,070,000
Contribution of Lakeview mortgage	              2,649,467
Loss on sale of Space Shot	                        65,651
Contribution of Piston Bullies	                   176,600
Legal and contingency reserve	                    605,384
Contribution of condominiums	                     245,476
Contribution of Great Gorge Note	                  50,000
Issuance of Unsecured Notes	                    7,505,210
Forgiveness of debt-amenities	                 (1,544,778)
Receipt of leasehold and contract rights	        (782,000)
Release of mortgages on real estate	             (469,500)
                                            	$ 12,426,510


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 1998 AND 1997

NOTE 4 - INTRAWEST TRANSACTION:

The entity presently providing Resort Club members with admission to its summer participation theme park and skiing facilities is Great Gorge Resorts, Inc., ("Resorts"), a subsidiary of Intrawest Corporation ("Intrawest"), which owns and operates the summer participation theme park and a winter recreational ski area in Vernon Township, Sussex County, New Jersey. Resorts completed the purchase of the ski area and the summer participation theme park on February 17, 1998 from Angel. Angel, an affiliate of Praedium, purchased the summer participation theme park and skiing facilities pursuant to a section 363 sale under Federal Bankruptcy Rules whereby the summer participation theme park and ski area were purchased "free and clear" of all liens from Great American.

On February 19, 1998, the Company, along with certain entities affiliated with Mr. Gene Mulvihill, completed the sale of certain assets to Intrawest pursuant to an Asset Purchase Agreement dated December 31, 1997 and subsequently amended on February 5, 1998. Pursuant to the agreement, the Company agreed to enter into a non-compete agreement whereby it agreed to stop selling membership interests within a designated vicinity, specifically the Great Gorge Village. Management believes that there is sufficient condominium inventory in the Great Gorge Resort Area such as Seasons Hotel, Hidden Valley ski area and neighboring facilities to fulfill its long-term objectives.

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

NOTE 5 - SALE OF MARKETABLE SECURITIES:

During the first six months of fiscal 1998, the Company sold 152,600 shares of Food Extrusion, Inc. and recognized a gain of $776,477 on the transactions. As of March 31, 1998, the Company was the beneficial owner of 110,000 shares of Food Extrusion, Inc. common stock. Also during the first six months of fiscal 1998, the Company sold its remaining 15,700 shares of PriCellular common stock and recognized a $145,521 gain on the transactions.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 1998 AND 1997

NOTE 6 - BILL HILL TRANSACTION:

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

NOTE 7 - SUBSEQUENT EVENTS:

On or about March 13, 1998, three Indenture Trustees representing bondholders in the Great American bankruptcy filed a complaint to revoke the order of confirmation entered September 16, 1997 The complaint was filed against certain parties involved with the Great American Reorganization. Although Management believes there is no merit to the claims made by the Indenture Trustees, the cloud over the Resort Club which this complaint has created has caused severe harm to the Resort Club and may have a material impact on the Resort Club or Stonehill Recreation's operations. As a result, the Company may restructure or divest its interests in these entities.



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

During the first six months of fiscal 1998, the Company had a net loss from operations of approximately $12,438,600.
Included in the net loss from operations is depreciation of approximately $35,570 and amortization of interest expense of approximately $675,500, which are noncash expenses. In addition, the net loss includes a loss of approximately
$12,426,500 resulting from the settlement with Great
American, a gain on the sale of marketable securities of approximately $916,300, a gain on the sale of the Bill
Hill property of $840,000 and a gain on the sale of Resort
Club contracts of $345,000, all of which are non-recurring.
After reflecting the net change in assets and liabilities, net cash used by operations was approximately $117,200.
Investing activities provided net cash of approximately
$2,735,600 and primarily includes the sale of real estate assets of approximately $1,320,600, the sale of marketable securities which generated proceeds of approximately
$1,036,800 and the sale of certain Resort Club contracts to Intrawest of approximately $345,000. Financing activities used net cash of approximately $2,046,900 which resulted from the repayment of borrowings. Accordingly, during the first six months of fiscal 1997, the Company's cash increased by approximately $571,500.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


B.	Results of Operations

Six months ended March 31, 1998 compared with six months ended March 31, 1997.

The net loss from operations applicable to common shareholders for the first six months of fiscal 1998 was $11,138,579 ($2.16 share) as compared to net income from operations applicable to common shareholders of $755,285
($0.18 share) in the comparable prior year period.

The net income from operations applicable to common shareholders for the three months ended March 31, 1998 was $84,661 ($0.02 per share) as compared to a net loss from operations applicable to common shareholders of $744,701
($0.18 per share) in the comparable prior year period.

Sales of membership interests are recognized and included in Revenues after certain "down payment" and other
"continuing investment" criteria are met. The agreement for sale generally provides for a down payment and a note payable to the Company in monthly installments, including interest, over a period of up to 7 years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of membership interests and the condominium is placed in service. The sales price, less a provision for cancellation, is recorded as revenue and the cost related to such net revenue of the membership interest is charged against income in the year that revenue is recognized. If a purchaser defaults under the terms of the contract, after all rescission and inspection periods have expired, payments are generally retained by the Company. During the first six months of fiscal 1998, the Company recognized $402,794 in membership revenue as compared to $222,817 in the prior year period.

Costs incurred in connection with preparing membership interests for sale are capitalized and include all costs of acquisition, renovation and furnishings of condominiums as well as operating, marketing and selling expenses.
Membership interests held for sale are valued at the lower of cost or net realizable value in accordance with the provisions of Statement of Financial Accounting Standards
("SFAS") No. 67, "Accounting for Costs and Initial Rental
Operations of Real Estate Projects". During the first six months of fiscal 1998, the Company had adjusted Deferred
Membership Interest Held for Sale over budget in the aggregate amount of approximately, $559,000 as compared to $1,087,000 in the comparable fiscal 1997 period.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


B.	Results of Operations (continued)

Six months ended March 31, 1998 compared with six months ended March 31, 1997.

Notes receivable with payment delinquencies of 90 days or more have been considered in determining the Allowance for cancellation. Cancellations occur when the note receivable is determined to be uncollectible and related collateral, if any, has been recovered.

In connection with the purchase of a Resort Club membership, a member is obligated to pay annual membership dues. Annual membership dues have been established to cover each club member's pro rata share of the estimated annual maintenance and operating expenses, including reserves, for all of the units, facilities, and amenities with the present Resort Club program. Each Resort Club member's pro rata share of the annual expenses is based on the ratio of Resort Club member's total contract points to the total contract points in the Resort Club program. The initial annual membership dues may be increased by Resort Club as of each fiscal year by a percentage not to exceed the percentage increase, if any, in the Consumer Price Index ("CPI"). The annual membership dues may be increased by an amount greater than the CPI if the increase is put to a vote of all Resort Club members and approved by a majority of the points voted. As of March 31, 1998, management has determined that based on the average per point assessment as of March 31, 1998, a deficit of $3,048,000 exists as compared to a deficit of $3,236,000 in the prior year period.

Membership Annual Fee Revenue was $147,106 in the first six months of fiscal 1998 compared to $317,530 during the comparable fiscal 1997 period, a decrease of $170,424
(53.7%).

Other Revenue for the first six months of fiscal 1998 was $107,266, up from $7,265 for the same period last year.
Other Expense also increased, becoming $171,888 in fiscal
1998 as compared to $41,699 for the first six months of fiscal 1997.

Depreciation and amortization was $6,502 in the first six months of fiscal 1998 compared to $96,351 in the comparable fiscal 1997 period, resulting in a decrease of $89,849
(93.3%). The decrease is primarily attributed to the sale of the Space Shot in connection with the Great American
Settlement.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


B.	Results of Operations (continued)

Six months ended March 31, 1998 compared with six months ended March 31, 1997.

During the first six months of fiscal 1998, the Company recorded a gain on the sale of marketable securities of $916,260, resulting from the sale of Food Extrusion and PriCellular stock. No gain or loss was recorded in the comparable fiscal 1997 period.

During the first six months of fiscal 1998, the Company recorded a gain on Sale of Real Estate and RTC Mortgages of $42,259. During the comparable period in fiscal 1997, the Company recorded a loss of $207,165 on the sale of RTC mortgages.

During the first six months of fiscal 1998, Interest income was $335,474 as compared to $176,170 for the comparable fiscal 1997 period. In addition, interest expense was $983,335 in the first six months of fiscal 1998 as compared to $47,608 for the same period in fiscal 1997. Interest expense increased primarily as a result of the Binghamton Savings Bank loan, the Resort Club Notes and the Resort Club Unsecured Creditors' Note.

On October 16, 1997, the Company recorded a loss on the Great
American Settlement of $12,426,510 (see Note 3 of the Notes to the Consolidated Financial Statements).

During the second quarter of fiscal 1998, the Company exchanged its 65% equity interest in Stonehill Recreation for a 100% equity interest in Bill Hill, Inc., a real estate holding company with land holdings in Vernon, New Jersey. On February 18, 1998, the Company sold these land holdings to Intrawest realizing net proceeds of $840,000.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

Part II

Item 4.	Submission of Matters to a Vote of Security
Holders

	During the quarter ended March 31, 1998:

	None.

Item 6.	Exhibits and Reports on Form 8-K

	During the quarter ended March 31, 1998:

	None.




DOMINION RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES


	Pursuant to the requirements of the Securities
Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	DOMINION RESOURCES, INC.


Dated:              	By:  /s/ Joseph R. Bellantoni
                    	     Joseph R. Bellantoni
                   		     President, Chief Executive Officer
                          and Chief Financial Officer