Form 10QSB
period 1998-06-30
DOMINION RESOURCES INC /DE/
filed 1999-04-15
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

QUARTER ENDED JUNE 30, 1998

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


PART II
OTHER INFORMATION

Part II

Item 4.	Submission of Matters to a Vote of Security
Holders

Item 6.	Exhibits and Reports on Form 8-K


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

                                      		June 30,	          September 30,
                                      		1998	              1997
                                      		(Unaudited)       	(See note below)
Current assets:
Cash and cash equivalents 	             $     695,395	     $     126,368
Membership receivables, net
 (including allowance for
 doubtful accounts of $392,582 at
 June 30, 1998 and $362,377 at
 September 30, 1997	                        1,379,981	         1,570,991
Prepaid expenses and other assets	            340,241	           644,197
Investment in mutual fund and
 other marketable securities	                 302,434	           327,403
Accrued interest and other
 receivables (including receivables
 to related parties of $530,024
 at June 30, 1998 and $245,055 at
 September 30, 1997)	                       1,859,203	           988,807
Deferred membership interests
 held for sale	                             8,960,844	         8,603,925
   Total current assets	                   13,538,098	        12,261,691

Property, equipment, furniture and
 fixtures, net of accumulated
 depreciation and amortization of
 $129,431 at June 30, 1998 and
 $90,507 at September 30, 1997	               228,925	           258,927

Other assets:
 Membership receivables, net
 (including allowance for doubtful
 accounts of $1,476,858 at June 30,
 1998 and $1,348,296 at September
 30, 1997	                                  5,191,358     	    5,845,195
Great American settlement assets	                 -0-	         6,764,684
RTC mortgages	                                155,791	           309,790
Note receivable and accrued
 interest- Food Extrusion, Inc.	            1,580,803	         1,515,295
Investment in Food Extrusion, Inc.	               -0-	           164,125
Real estate and real estate
 related activities 	                         560,000	           745,504
   Total other assets	                      7,487,952	        15,344,593
   Total assets 	                       $  21,254,975	     $  27,865,211


Note: The balance sheet at September 30, 1997, has been taken from audited financial statements at that date and condensed.

See accompanying notes



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY


                                        		June 30,	        September 30,
                                        		1998            	1997
                                        		(Unaudited)     	(See note below)
Current Liabilities:
 Secured debt, current portion	           $  2,170,321	    $  2,170,844
 Unsecured notes payable,
  current portion	                             180,000	         380,000
 Accounts payable and accrued
  liabilities	                               4,258,534	       5,781,453
 Deferred membership revenue	               12,144,540    	  11,732,701
    Total current liabilities	              18,753,395	      20,064,998

Long-term liabilities:
 Secured debt, net of current
  maturities	                                1,935,891	       3,951,683
 Unsecured notes payable, net
  of current maturities	                     8,681,545	         227,732
                                        		  10,617,436	       4,179,415

Redeemable common stock, par value
 $0.01 per share; 500,000 shares
 outstanding, redeemable at $3.00 per
 share in July 1998 through July 2000        1,500,000              -0-

Stockholders' equity:
 Common stock, $0.01 par value;
  Authorized - 25,000,000 Shares;
  issued and outstanding - 4,658,354
  shares at June 30, 1998 and
  5,158,354 shares at September 30, 1997	       46,584	         51,584
 Additional paid-in-capital	                 5,234,206	      5,429,206
 Accumulated deficit	                      (13,495,733)	      (459,079)
 Less: 1,350,646 shares held in
  treasury at June 30, 1998
  and at September 30, 1997	                (1,400,913)	    (1,400,913)
   Total stockholders' equity	              (9,615,856)	     3,620,798
   Total liabilities and
    stockholders' equity	                 $ 21,254,975	   $ 27,865,211


Note: The balance sheet at September 30, 1997, has been taken from audited financial statements at that date and condensed.


See accompanying notes


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 1998 AND 1997
(Unaudited)


                                       		1998	             1997
Revenues:
 Membership revenue	                     $    402,794	     $  2,690,852
 Membership annual fee revenue	               347,973	          380,445
 Other revenue	                               203,516	          276,319
   Total revenues	                            954,283     	   3,347,616

Expenses:
 Other operations	                            193,794	           43,036
 Membership operations	                       853,487	        2,575,864
 Membership maintenance	                      460,775	         (468,430)
 Marketing and selling 	                    1,043,015	        2,165,417
 General and administrative expenses	         510,041    	      558,204
 Depreciation and amortization	                 9,856	          144,526
   Total expenses	                          3,070,968	        5,018,617

Income (loss) from operations	             (2,116,685)	      (1,671,001)

Other income (expenses):
 Interest income	                             447,695	          331,576
 Interest expense	                         (1,435,631)	        (204,893)
 Gain (loss) on sale of real
  estate and RTC mortgages	                   169,482	         (300,139)
 Gain on sale of marketable securities	     1,139,995	        1,540,154
 Gain on sale of Bill Hill property	          840,000	              -0-
 Gain on sale of Resort Club contracts	       345,000	              -0-
 Great American Settlement	               (12,426,510)	             -0-
   Total other income (expenses)	         (10,919,969)	       1,366,698

Income (loss) before income taxes	        (13,036,654)	        (304,303)
 Income taxes	                                    -0-	              -0-
Net income (loss)                       	$(13,036,654)	    $   (304,303)

Net income (loss) per common share      	$      (2.53)	    $      (0.07)

Weighted average number of
 share used in computing net
 income per share	                          5,158,354	        4,221,687



See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1998 AND 1997
(Unaudited)


                                         		1998             	1997
Revenues:
 Membership revenue	                       $        -0-	     $  2,468,035
 Membership annual fee revenue                  200,867	           62,915
 Other revenue	                                  96,250	          269,054
   Total revenues	                              297,117     	   2,800,004

Expenses:
 Other operations	                               21,906	            1,337
 Membership operations	                         324,582	        1,692,180
 Membership maintenance	                        205,521	            9,410
 Marketing and selling 	                        208,097	        1,792,601
 General and administrative expenses	           142,614	          250,620
 Depreciation and amortization	                   3,354	           48,175
   Total expenses	                              906,074	        3,794,323

Income (loss) from operations	                 (608,957)	        (994,319)

Other income (expenses):
 Interest income	                               112,220	          155,406
 Interest expense	                             (452,296)	        (157,285)
 Gain (loss) on sale of real
  estate and RTC mortgages	                     127,223	          (92,924)
 Gain on sale of marketable securities	         223,735	        1,540,154
 Gain on sale of Bill Hill property	                -0-	              -0-
 Great American Settlement	                         -0-	              -0-
   Total other income (expenses)	                10,882	        1,445,301

Income (loss) before income taxes 	            (598,075)	         450,982
 Income taxes	                                      -0-	              -0-
Net income (loss)                         	$   (598,075)	    $    450,982

Net income (loss) per common share  	      $     (0.12)	     $       0.11

Weighted average number of share
 used in computing net income per
 share	                                       5,158,354	        4,211,706


See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 1998 AND 1997
(Unaudited)


                                       	1998	              1997
Cash flows provided by (used in) operating activities:
  Net Income (loss)	                    $  (13,036,654)	   $     (304,303)
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization	                38,924	           144,526
  Amortization of interest income	             (65,508)	          (64,865)
  Amortization of interest expense	          1,013,203	               -0-
  Gain on sale of Bill Hill property	         (840,000)	              -0-
  Gain on sale of marketable securities	    (1,139,995)	       (1,540,154)
  Gain on sale of Resort Club contracts	      (345,000)	              -0-
  Great American Settlement	                12,426,510	               -0-
Changes in assets and liabilities:
  Membership receivables	                      844,847	        (1,759,308)
  Accrued interest and other receivables	       29,604	          (908,573)
  Prepaid expenses and other assets	           303,956	          (481,699)
  Deferred member expenses	                    425,081	        (1,185,763)
  Accounts payable and accrued expenses	      (583,525)	         (240,597)
  Deferred membership revenue	                 411,839	         1,436,541
Net cash provided by (used in) operations	    (516,718)	       (4,904,154)

Cash flows from investing activities:
  Investment in real estate and
   real estate related activities 	          1,547,494	          (537,171)
Investment in mutual fund and
  other marketable securities	               1,329,089	         1,691,218
 Investment in RTC mortgages                   153,999	           877,663
 Sale of Resort Club contracts	                345,000	               -0-
 Capital expenditures	                          (8,922)	          101,777
Net cash (used in) investing activities	     3,366,660	         2,133,487

Cash flows from financing activities:
  Proceeds from borrowings	                        -0-	         2,652,165
  Repayment of borrowings	                  (2,280,915)	         (389,192)
  Purchase of treasury stock	                      -0-	           (17,828)
Net cash provided by (used in)
  financing activities	                     (2,280,915)	        2,245,145

Increase (decrease) in cash	                   569,027	          (525,563)
Cash balance, beginning of year	               126,368	         1,303,659
Cash balance, June 30, 1998	             $     695,395	    $      778,096




See accompanying notes


DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
NINE MONTHS ENDED JUNE 30, 1998 AND 1997
(Unaudited)



                                     	1998	             1997
Great American Settlement	            $  8,805,210	     $      -0-
Unsecured notes payable	                (7,505,210)	           -0-
Common stock                                 5,000             -0-
Additional paid-in-capital                 195,000             -0-
Redeemable common stock                 (1,500,000)            -0-

Total Non-Cash Operating,
 Investing and Financing Activities	  $        -0-	     $      -0-



See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1998 AND 1997
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, the results of operations for the nine months ended June 30, 1998 and 1997, and cash flows for the nine months ended June 30, 1998 and 1997. Operating results for the nine months ended June 30, 1998, are not necessarily indicative of the results which may be expected for the year ended September 30, 1998. These statements should be read in conjunction with Form 10-KSB for fiscal 1997 which is on file with the Securities and Exchange Commission.

NOTE 2 - RECLASSIFICATION:

Certain fiscal 1998 items have been reclassified to conform with the fiscal 1997 presentation.

NOTE 3 - RELATED PARTY TRANSACTIONS:

During the period of October 1, 1995 through September 30,
1997, the Company engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated entities. Specifically, the Company has entered into transactions with Great American Recreation, Inc., ("Great American"), Stonehill Recreation Corporation ("Stonehill Recreation"), and Great Mountain Development Corporation ("GMD") of which the Company's Directors and Officers are either principal shareholders and/or Officers and Directors. In this regard, Mr. Bellantoni, the Secretary, Treasurer and Director of the
Company was Vice President and Chief Financial Officer of
Great American and is currently Treasurer and a Director of reorganized Great American; Mr. Gene Mulvihill, the former Chairman of the Board and Chief Executive Officer of the Company is a former principal shareholder and former Officer of GMD and former Chairman of the Board and Chief Executive Officer of Great
American and his daughter was a Director, and the former
President and Chief Operating Officer of such corporation.
Mr. Gene Mulvihill's son, Andrew Mulvihill is an Executive
Officer of Resort Club and a former officer of GMD.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1998 AND 1997

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1998 AND 1997

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

Contributions by the Company

A.	The full settlement and satisfaction of the claims,
  	liens and security interests of Summit Bank
  	("Summit"), Lakeview Savings Bank ("Lakeview") and
  	Public Loan Company in a manner that permitted the
  	assets of the Great American entities contemplated by
  	the MOU to be sold in a Section 363 Sale and the
  	proceeds of such sale to be free and clear of all
  	liens, claims and encumbrances.
B.	Payment of $1.8 million in cash which included
  	$100,000 allocated for costs in connection with
  	soliciting the plan.
C.	Resort Club agreed to allocate 100% of its net cash
  	flow to pay the notes of professionals, indenture trustees, Richard Wright and Matt Harrison, both restructuring officers of Great American ("Resort Club
	  Notes") and a $7.5 million unsecured creditors' note
  	(the "Resort Club Unsecured Creditors' Note").
  	Similarly, any proceeds dividended to reorganized
  	Great American from Stonehill Recreation will be used to pay the Resort Club Notes and the Resort Club
  	Unsecured Creditors' Note. Such net cash flow and dividends will be allocated and distributed as follows: The first $1,000,000 of such net cash flow will be allocated and distributed to pay the Resort
  	Club Notes in partial satisfaction of unpaid allowed professional fees and expenses and unpaid allowed indenture trustee administrative claims, and unpaid
	  claims of Richard Wright and Matt Harrison which amount to approximately $6.1 million. After distribution of the first $1,000,000 of net cash flow, 50% of net cash flow thereafter will be paid pro rata under the Resort Club Notes and 50% of such net cash flow will be paid in satisfaction of the Resort Club Unsecured Creditors' Note; and provided further, that the amount and the terms of the Resort Club Notes and Resort Club Unsecured Creditors' Note shall be reasonably satisfactory to the holders of such notes and be limited in a matter so as not to materially impair the operation of the business of the Resort
  	Club. The Resort Club Notes and Resort Club Unsecured Creditors' Note are non-interest bearing. As a result, the Company has imputed an interest rate of 24% and recorded the notes at a discounted value of $7,505,210.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1998 AND 1997

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



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1998 AND 1997

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1998 AND 1997

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

On October 16, 1997, the Company recorded a loss on the Great American Settlement which is broken out as follows:


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
                                         	$ 12,426,510



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1998 AND 1997
(Unaudited)

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

NOTE 5 - SALE OF MARKETABLE SECURITIES:

During the first nine months of fiscal 1998, the Company sold its remaining 262,000 shares of Food Extrusion, Inc. and recognized a gain of $994,474 on the transactions. Also during the first nine months of fiscal 1998, the Company sold its remaining 15,700 shares of PriCellular common stock and recognized a $145,521 gain on the transactions.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1998 AND 1997
(Unaudited)

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

During the first nine months of fiscal 1998, the Company had a net loss from operations of approximately $13,036,700. Included in the net loss from operations is depreciation of approximately $38,900 and amortization of interest expense of approximately $1,013,200, which are noncash expenses. In addition, the net loss includes a loss of approximately $12,426,500 resulting from the settlement with Great American, a gain on the sale of marketable securities of approximately $1,140,000, a gain on the sale of the Bill Hill property of $840,000 and a gain on the sale of Resort Club Contracts of $345,000, all of which are non-recurring. After reflecting the net change in assets and liabilities, net cash used by operations was approximately $516,700. Investing activities provided net cash of approximately $3,366,700 and includes primarily the sale of investments in mortgages of approximately $154,000, the sale of real estate related assets of approximately $1,547,500, the sale of marketable securities of $1,329,000 and the sale of certain Resort Club contracts to Intrawest of $345,000. Financing activities used net cash of approximately $2,280,900 which resulted from the repayment of borrowings. Accordingly, during the first nine months of fiscal 1998, the Company's cash increased by approximately $569,000.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2

Management's Discussion and Analysis of
Financial Condition and Results of Operations

B.	Results of Operations

Nine months ended June 30, 1998 compared with nine months ended June 30, 1997.

The net loss from operations applicable to common shareholders for the first nine months of fiscal 1998 was $11,736,654 ($2.28 share) as compared to a net loss from operations applicable to common shareholders of $304,303
($0.07 share) in the comparable prior year period.

Sales of membership interests are recognized and included in Revenues after certain "down payment" and other "continuing investment" criteria are met. The agreement for sale generally provides for a down payment and a note payable to the Company in monthly installments, including interest, over a period of up to 7 years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of membership interests and the condominium is placed in service free and clear of all encumbrances. The sales price, less a provision for cancellation, is recorded as revenue and the cost related to such net revenue of the membership interest is charged against income in the year that revenue is recognized. If a purchaser defaults under the terms of the contract, after all rescission and inspection periods have expired, payments are generally retained by the Company. During the first nine months of fiscal 1998, the Company recognized $402,794 in membership revenue as compared to $2,690,852 in the comparable fiscal 1997 period.

Costs incurred in connection with preparing membership interests for sale are capitalized and include all costs of acquisition, renovation and furnishings of condominiums as well as operating, marketing and selling expenses. Deferred Membership Interests Held for Sale are valued at the lower of cost or net realizable value in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects". During the first nine months of fiscal 1998, the Company had adjusted Deferred Membership Interests Held for Sale for items over budget in the aggregate amount of approximately, $1,073,000 as compared to approximately $2,368,000.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2

Management's Discussion and Analysis of
Financial Condition and Results of Operations

B.	Results of Operations

Nine months ended June 30, 1998 compared with nine months ended June 30, 1997.

In connection with the purchase of a Resort Club membership, a member is obligated to pay annual membership dues. Annual membership dues have been established to cover each club member's pro rata share of the estimated annual maintenance and operating expenses, including reserves, for all of the units, facilities, and amenities with the present Resort Club program. The initial annual membership dues may be increased by Resort Club as of each fiscal year by a percentage not to exceed the percentage increase, if any, in the Consumer Price Index ("CPI"). The annual membership dues may be increased by an amount greater than the CPI if the increase is put to a vote of all Resort Club members and approved by a majority of the points voted. As of June 30, 1998, management has determined that based on the average per point assessment, a deficit of $3,048,076 exists as compared to $3,300,778 in the prior year period.

Membership Annual Fee Revenue was $347,973 in the first nine months of fiscal 1998 compared to $380,455 in the comparable fiscal 1997 period, a decrease of $32,782 (8.54%).

Other Revenue was $203,516 in the first nine months of fiscal 1998 compared to $276,319 in the comparable fiscal
1997 period and Other Expenses was $193,794 in the first nine months of fiscal 1998 compared to $43,036 in the comparable fiscal 1997 period.

Depreciation and amortization was $9,856 in the first nine months of fiscal 1998 compared to $144,526 in the comparable fiscal 1997 period resulting in an decrease of $134,670 (93.18%). The decrease was primarily attributed to the sale of the Space Shot in connection with the Great American Settlement.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2

Management's Discussion and Analysis of
Financial Condition and Results of Operations

B.	Results of Operations

Nine months ended June 30, 1998 compared with nine months ended June 30, 1997.

During the first nine months of fiscal 1998, the Company recorded a gain on the sale of marketable securities of $1,139,995 primarily resulting from a gain on the sale of Food Extrsion and PriCellular Stock as compared to a gain on the sale of marketable securities in the comparable fiscal 1997 period of $1,540,154 primarily resulting from a gain on the sale of PriCellular Stock.

During the first nine months of fiscal 1998, the Company recorded a gain on Sale of Real Estate and RTC Mortgages of $169,482. During the first nine months of fiscal 1997, the Company recorded a loss in connection with the sale of its Clanton, Alabama office building of approximately $93,000 with the remaining balance relating to the sale of certain of its RTC Mortgages.

During the first nine months of fiscal 1998 Interest income was $447,694 as compared to $331,576 in the comparable fiscal 1997 period. In addition, interest expense was $1,435,631 in the first nine months of fiscal 1998 as compared to $204,893 in the comparable fiscal 1997 period.
Interest expense increased primarily as a result of the Binghamton Savings Bank loan, the Resort Club Notes and the Resort Club
Unsecured Creditors' Note.

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

	During the quarter ended June 30, 1998:

	None.

Item 6.	Exhibits and Reports on Form 8-K

	During the quarter ended June 30, 1998:

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