Form 10KSB
period 1998-09-30
DOMINION RESOURCES INC /DE/
filed 1999-09-09
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-KSB

X   	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1998

OR

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

Issuer's telephone number, including area code (973) 538-4177

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

For the year ended September 30, 1998, the issuer's revenues were $1,396,383.

On August 1, 1999, the aggregate market value of the voting stock of Dominion Resources Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Issuer was approximately $7,630,576 based upon the high bid price for such Common Stock on said date in the over-the-counter market as reported by the National Quotation Bureau. On such date, there were 7,630,576 shares of Common Stock of the Issuer outstanding.

Transitional Small Business Disclosure Format	  Yes    No  X



PART I

Item 1. Business

GENERAL:

Dominion Resources, Inc. (the "Company") has been, since February 1996, principally engaged, through a wholly owned subsidiary, Resort Club, Inc. ("Resort Club"), in the business of offering membership interests to the general public which allows its members to vacation in resort condominiums. The interest entitles the member to the use of certain accommodations for a defined period of time each year of the membership term and the right to utilize certain amenities such as skiing, admission to a summer participation theme park known as Mountain Creek located in Vernon, New Jersey (previously known as Action Park), a health club and other forms of outdoor recreation on certain leased lands. The accommodations are provided in the form of condominiums.

In addition, the Company from time to time acquires real property or other assets where it believes there are favorable investment opportunities. At September 30,1998, these investments included certain real estate assets including 27 vacant condominium lots located in Great Gorge Village, a condominium development comprising a total of approximately 1,300 units situated adjacent to the ski area and summer participation theme park near Vernon, New Jersey. The Company intends to construct condominiums on these properties for sale. In addition, the Company owns three condominium units which it is currently renting located in Fort Lee, New Jersey. The Company also owns an approximately 1560 square foot building in Selma, Alabama which it is renting.

In March 1996, the Company entered into a $1.75 million secured loan with RiceX, Inc. ("RiceX"). In December 1998, the Company entered into a Loan Participation Agreement with FoodCeuticals, L.L.C. ("FoodCeuticals") whereby the Company contributed its secured loan with RiceX including accrued interest due from RiceX in the aggregate of approximately $2 million and FoodCeuticals contributed its secured loan due from RiceX in the amount of $1.85 million. The Company and FoodCeuticals' collateral includes certain tangible and intangible assets of RiceX including RiceX's extrusion machines located at two rice mills in California, contract rights, and all of RiceX's intellectual property. These assets represent substantially all of the assets in RiceX. In addition, FoodCeuticals received an aggregate of 940,679 shares of RiceX's common stock and a warrant to purchase an aggregate of 3,743,540 shares of RiceX's common stock at an exercise price of $0.75 per share. Collectively, the Company's and FoodCeuticals secured loans of $2 million and $1.85 million, respectively, are hereinafter referred to as the Participation Loan. Pursuant to the Loan Participation Agreement, the Company and FoodCeuticals share pro rata as to the Participation Loan, warrants, shares and collateral due, payable or granted under the Loan Agreement to the extent that their participation amount bears to the total Participation Loan. As a result, the Company received 409,421 shares of RiceX common stock and a warrant to purchase 1,429,338 shares of RiceX common stock.

The Company is currently engaged in a review of its future business objectives and plans. In that regard, it may dispose of certain of its assets, acquire additional assets or enter into business combination or other transactions with others. No agreements or agreements in principal have been entered into with respect to such transactions as of August 9, 1999.

VACATION MEMBERSHIPS:

The following table illustrates certain statistics regarding the Company's vacation membership sales activities during the three fiscal years ended September 30, 1998:




	                        				Fiscal 1998		Fiscal 1997		Fiscal 1996

Maximum number of membership
 interests available	       	     2,183		     2,069		     1,453

Net number of membership
 interests sold	           		     2,133		     1,970		     1,403

Percentage sold	           		       98%		       95%		       97%

Net number of membership interests
 sold during fiscal period	         163		       567		       718

Gross sales of membership interests
 during fiscal period	       	$1,430,716		$6,389,292		$6,666,979

Annual fulfillment assessments per
  membership interests	      	  $470,451		  $426,171		  $329,555



The accommodation usage is administered through a "points" based system. Each member is sold a certain number of points which are spent on accommodations. Members use a menu or point chart with a variety of seasons, unit styles and unit sizes to choose from with varying costs in points. The menu is broken down with a value established for each day of the year. In particular, due to the Great Gorge Resort's close proximity to members' homes, a number of short-term getaways of one, two, or three nights versus a full week, is available.

As of September 30, 1998, Resort Club has 38 condominium units in
Vernon, New Jersey, three units in Brigantine, New Jersey and one unit in Palmas Del Mar, Puerto Rico. The Company is negotiating to acquire two additional units in Vernon, New Jersey.

The purchase price for the memberships was generally financed, with the down payment received by the Company for such sale equal to at least 10% of the sales price. The financing for the balance is generally evidenced by non-recourse installment sales contracts. The down payment is often less than the direct expense of commissions and selling expenses plus the cost of acquiring the related condominium and administrative expenses. The difference is financed either by borrowings by the Company or paid out of the Company's other funds. Through fiscal 1997 and 1998, the Company advanced approximately $10,637,000 and $12,410,000, respectively, for the consideration for these for a payment equal to 10% of the gross sales price of the Resort Club memberships.

During fiscal 1998 sales prices ranged from $5,544 to $25,000 per membership , based on the number of points purchased. Annual fulfillment assessments for operating costs ranged from $268.40 to $618.00 during fiscal 1998.

For the three fiscal years ended September 30, 1998, 1997, 1996,
Resort Club's gross revenue from sales of membership interests was $1,430,716, $6,389,292, and $6,666,979, respectively.

Commencing in June 1993, Resort Club entered into arrangements with Great American Recreation, Inc. and certain of its subsidiaries and affiliates (collectively, "Great American") to provide amenities and access to certain properties for the benefit of Resort Club members. Under amended and restated agreements entered into in March 1996, the consideration paid for the use of these amenities was a payment equal to 10% of the gross sales price of the Resort Club memberships. The amenities included admission passes to the Vernon Valley and Great Gorge ski facilities, admission passes to the summer participation theme park and admission passes to the Mountain Top Recreation Center for a period of 35 years. In addition, commencing in 1993, Stonehill Recreation Corporation, the owner of a health club and spa facility contiguous to the Great American ski facilities and summer participation theme park, agreed to provide access to the Resort Club members to its health club and spa facility (the "Spa"). Under amended and restated agreements entered into in March 1996, the consideration for these Spa amenities was the payment of $25,000 for each condominium unit controlled by Resort Club in the adjacent Great Gorge Village condominium development. On April 2, 1996, Great American and its subsidiaries, filed voluntary petitions with the United States Bankruptcy Court for the District of New Jersey seeking reorganization under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceedings"). In order to attempt to ensure the collectability of the advances made by the Company to Resort Club, which aggregated approximately $9,719,900 at June 30, 1997, and maintain the viability of Resort Club's future business operations, including the continued payment of its outstanding membership receivables, management determined that it was in the Company's best interest to assist Great American in resolving the Chapter 11 Proceedings for the reason that the majority of the Resort Club amenity package was owned and operated by Great American and the failure of Great American to continue to provide these amenities to the Resort Club members would jeopardize the continued operation of the Resort Club. In the event the Resort Club's operations failed to continue, management of the Company believed the Company was exposed to claims by Club Members for recission of their membership purchase agreements, aggregating approximately $18,417,500. At June 30, 1997, under the amended and restated agreements described above, the Company owed approximately $540,000 to Great American on account of the amenities it agreed to provide to Resort Club members and owed approximately $738,000 to Stonehill Recreation Corporation on account of the amenities it agreed to provide. On July 10, 1997, the Company and its wholly-owned subsidiaries entered into an agreement pursuant to which the Company agreed to make certain contributions to resolve the Chapter 11 Proceedings of Great American and received certain benefits described below:

A. The Company repaid in full the claims of Summit Bank
	("Summit"), and Lakeview Savings Bank ("Lakeview") and Public Loan Corporation against Great American in the aggregate amount of approximately $4.7 million.
B. Paid $1.8 million in cash to Great American, which included
	$100,000 allocated for costs in connection with soliciting the Great American Plan of Reorganization.
C. Agreed to allocate 100% of the Resort Club net cash flow to pay
	the notes of professionals, indenture trustees and others, which aggregated approximately $4 million (the "Resort Club Notes"), and a $7.5 million unsecured creditors' note (the "Resort Club Unsecured Creditors' Note"). Any proceeds dividended to Great American subsequent to the conclusion Chapter 11 Proceedings from Stonehill Recreation also will be used to pay the Resort Club Notes and the Resort Club Unsecured Creditors' Note. Such net cash flow and dividends will be allocated and distributed with the first $1,000,000 of such net cash flow allocated to pay the Resort Club Notes in partial satisfaction of unpaid allowed professional fees and expenses and other administrative claims. After distribution of the first $1,000,000 of net cash flow, 50% of net cash flow thereafter will be paid pro rata under the Resort Club Notes and 50% of such net cash flow will be paid in satisfaction of the Resort Club Unsecured Creditors' Note. The Resort Club Notes and Resort Club Unsecured Creditors' Note are non-interest bearing. As a result, the Company has imputed an interest rate of 24% and recorded as liabilities both notes at a discounted value of $7,505,210.
D. Transferred to Great American the piston bullies used on the
	Vernon Valley ski area previously leased to Vernon Valley by the Company and 54 building lots owned by the Company prior to the sale of Great American's assets in its Chapter 11 Proceedings.
E. Great American received from the Company (i) 35% of the common
	equity of Resort Club and 35% of the common equity of Stonehill Recreation and (ii) the Resort Club Unsecured Creditors Note described above.
F. Resort Club received 275 excess capacity passes per day (the
	"Excess Passes") for use at the Great Gorge Resort by actual Resort Club members. Daily usage of the Excess Passes is limited to such number of Excess Passes that will not interfere with the usage of the Great Gorge Resort in greater than an agreed capacity.
G. Resort Club is permitted to purchase additional passes but is
	not, under any circumstances, permitted to use such passes to solicit new Resort Club members.
H. Resort Club was granted (i) a 25 year license to use six of the existing cabins and four lots on the Mountaintop Recreation Center and (ii) a lease of the Mountaintop Recreation Center
	for a nominal price for an initial term of one (1) year, with twenty-four (24) automatic one year extensions.
I. Resort Club was granted a five year lease to operate on the ski
	area and summer recreational theme park property a winter time-share sales offices at two specified locations and a summer time-share sales office at one specified location at an aggregate rental of $100 per month.
J. Resort Club was granted a ten (10) year lease to operate a time-share "closing house" at a rental of $500 per month.
K.	Resort Club assumed the defense of, and assumed the liabilities
	associated with, post-petition personal injury claims arising out of the post-petition operation of Great American's businesses to the date of the consummation of the sale of the Great American assets in the Chapter 11 Proceedings; provided, however, that to the extent possible, payment of such liabilities is first to be made from a $300,000 amusement bond held by Great American.
L.	Praedium Phoenix LLC ("Praedium") was granted a $3.2 million
	first mortgage lien on the assets of Stonehill Recreation Corporation, including, but not limited to, the Spa (the "Spa Mortgage"), which lien has been satisfied.
M. Great American transferred to Stonehill Recreation Corporation a 9-hole executive golf course and clubhouse adjacent to the Spa.

In consideration for the Company's contributions, ownership of Stonehill Recreation was transferred to the Company contemporaneously with a 35% interest in Stonehill Recreation being transferred to Great American at the conclusion of the Chapter 11 Proceedings. Subsequently, the Company exchanged its 65% ownership interest in Stonehill Recreation, effective October 16, 1997, for 100% of the capital stock of Billhill, Inc., a real estate holding company affiliated with Mr. Gene Mulvihill, the Company's former Chairman of the Board and Chief Executive Officer. Billhill, Inc. held an approximately 153.51 acre parcel of vacant land on the top of Hamburg Mountain in Vernon, New Jersey. This property was sold to Intrawest Corporation ("Intrawest") on February 17, 1998 for $840,000. See Note 11 of the Notes to the Consolidated Financial Statements).

Accordingly, as of October 16, 1997, the Company recorded a loss as a consequence of its participation in the settlement of the Great
American Chapter 11 Proceedings as follows:


Repayment of Lakeview and Summit Mortgage	 		$  2,649,467
Contribution of land						                      2,070,000
Cash payout								                             1,855,000
Sale of Space Shot						                           65,651
Transfer of Piston Bullies					                   176,600
Legal and contingency reserve					                605,384
Contribution of condominiums					                 245,476
Contribution of Great Gorge Note				               50,000
Issuance of Unsecured Notes					                7,505,210
   Less:
Forgiveness of amenities debt					             (1,544,778)
Receipt of leasehold and contract rights			      (782,000)
Release of mortgages and real estate			          (469,500)
Net recorded loss					                     		$ 12,426,510



Subsequent to the conclusion of the Chapter 11 Proceedings, the entity providing Resort Club members with admission to its summer participation theme park and skiing facilities is Great Gorge Resort, Inc. ("Resort"), a subsidiary of Intrawest which owns and operates the summer participation theme park and a winter recreational ski area in Vernon Township, Sussex County, New Jersey. The summer participation theme park and skiing facilities is hereinafter referred to as "the Great Gorge Resort". Stonehill Recreation is negotiating with Resort Club with respect to the future use of amenities at the Spa by Resort Club members.

As of September 30, 1998, the Company had sold 278,461 membership points. Based on the number of membership points sold, the Company is required to purchase a minimum inventory of 40 condominium units. Currently, the Company owns 12 condominium units free and clear, and has purchased 26 condominium units which are subject to mortgages in the principal amount of $1,271,276 as of September 30, 1998. In addition, the Company is in negotiations to purchase the remaining two condominium units for a purchase price of approximately $180,000.

Management determined that in order to adequately assure to the members the availability of the Resort Club accommodations, title to certain of the Company's resort condominium properties needed to be conveyed to and held by a trustee. The trustee holds title to 36 condominiums units including 25 units that are the subject of mortgages aggregating $1,052,702. The trustee will administer the collection of certain of the Company's member notes receivable aggregating approximately $2.5 million due over a period of two to seven years and the annual maintenance assessments from membership owners. Out of the receivables, the trustee will pay the principal of even amount with interest payments on the mortgages, and retain funds for the payment of insurance, taxes and capital improvements. The trustees will pay the balance of the collections over to the Company on a regular basis, after deducting certain impounds, provided that annual maintenance assessments have been disbursed by the Company according to a budget submitted by the Company. Under the trust and management agreements, the Company will have the exclusive rights to the control and management of the facilities held in trust. The trust will continue until the expiration date of the last membership interest. Under the terms of the trust, the trust assets will revert to the Company upon the expiration of the term of the trust.

Subsequent to September 30, 1998, management of the Company substantially reduced its operating activities with respect to selling new membership interests through Resort Club primarily as a result of its inability to obtain third party financing necessary to finance the unpaid portion of the purchase price for the membership interests.

OTHER INVESTMENT ACTIVITIES

In addition, the Company from time to time acquires real property or other assets where it believes there are favorable investment opportunities. At September 30,1998, these investments included certain real estate assets including 27 vacant condominium lots located in Great Gorge Village, a condominium development comprising a total of approximately 1,300 units situated adjacent to the ski area and summer participation theme park in Vernon, New Jersey. The Company intends to construct condominiums on these properties for sale. In addition, the Company owns three condominium units which it is currently renting located in Fort Lee, New Jersey. The Company also owns an approximately 1,560 square foot building in Selma, Alabama which it is renting.

In March 1996, the Company entered into a $1.75 million secured loan with the RiceX Company ("RiceX"). In December 1998, the Company entered into a Loan Participation Agreement with FoodCeuticals, L.L.C. ("FoodCeuticals") whereby the Company contributed its secured loan with RiceX including accrued interest due from RiceX in the aggregate of approximately $2 million and FoodCeuticals contributed its secured loan due from RiceX in the amount of $1.85 million. The Company and FoodCeuticals' collateral includes certain tangible and intangible assets of RiceX including RiceX's extrusion machines located at two rice mills in California, contract rights, and all of RiceX's intellectual property. These assets represent substantially all of the assets in RiceX. In addition, FoodCeuticals received an aggregate of 940,679 shares of RiceX's common stock and a warrant to purchase an aggregate of 3,743,540 shares of RiceX's common stock at an exercise price of $0.75 per share. Collectively, the Company's and FoodCeuticals secured loans of $2 million and $1.85 million, respectively, are hereinafter referred to as the Participation Loan. Pursuant to the Loan Participation Agreement, the Company and FoodCeuticals share pro rata as to the Participation Loan, warrants, shares and collateral due, payable or granted under the Loan Agreement to the extent that their participation amount bears to the total Participation Loan. As a result, the Company received 409,421 shares of RiceX common stock and a warrant to purchase 1,429,338 shares of RiceX common stock.

ORGANIZATION AND DEVELOPMENT

The Company was incorporated under the laws of the State of Delaware on October 11, 1979. In August 1989, the Company was awarded a permit by the Federal Communications Commission ("FCC") pursuant to a lottery process, to provide nonwireline cellular radio telephone service in the Bibb, Alabama RSA and in June 1990, the FCC granted the Company's application to construct a cellular system in the Bibb, Alabama RSA. The cellular system commenced operations in November 1991. On November 7, 1995, the Company completed the sale of its cellular telephone system to PriCellular Corporation. On February 1, 1996 the Company acquired through a wholly owned subsidiary 100% of the outstanding common stock of Resort Club, of which a 35% interest was transferred to Great American subsequent to the Chapter 11 Proceedings. Prior to August 1989, the Company was engaged in milling non-ferrous minerals.

Through fiscal 1998, the Company's primary business operations were in connection with the sale of membership interests through Resort Club. During the third quarter of fiscal 1999, the Company's management determined to curtail substantially the sale of additional memberships in the Resort Club because of the continuing need to fund the cash requirements of the Resort Club arising out of the sale of these memberships. As opportunities arise, management intends to sell memberships utilizing the existing pool of condominium units and the units it intends to acquire.

As used herein, unless the context otherwise requires, the term
(the "Company") refers to Dominion Resources, Inc. and its wholly-owned subsidiaries.

COMPETITION

Competitors to Resort Club include vacation membership operations in the Poconos and Catskills. They include Shawnee, Tree Tops and Split Rock in the Poconos, and Villa Roma in the Catskills. Atlantic City, a three hour drive away, has one very successful project known as the Flagship. In addition, the Company's vacation membership activities compete with a wide range of other forms of vacation accommodations throughout New Jersey, the Mid-Atlantic states and elsewhere.

SEASONALITY

Usage of membership interests are primarily seasonal which correlates with the summer and winter seasons of Great Gorge Resort's summer participation theme park and winter ski operations, respectively. For the last three fiscal years ended September 30, 1998, quarterly sales as a percentage of annual sales, for each of the fiscal quarters averaged: quarters ended December 31 - 15%, quarters ended March 31 - 27%, quarters ended June 30 - 18%, and quarters ended September 30 - 40%. The Company is not dependent upon a limited number of customers whose loss would have a materially adverse effect on the Company.

EMPLOYEES

As of September 30, 1998, the Company had approximately seven year-round employees, six of whom are involved in the Resort Club operations. Throughout the year, primarily in connection with the operation of its membership program, the Company employs as many as 108 persons, the substantial majority of which are employed on a part-time basis. The Company believes it enjoys a satisfactory relationship with its employees.

During January and February 1998, the Company significantly downsized its sales and marketing operations and has entered into sales and marketing arrangements with two entities owned and controlled by a former employee of Resort Club. The agreements provide for a commission equal to 50% of gross revenues.

Management believes that the current arrangement is advantageous to the Company for the reason that the Company is not burdened with a fixed overhead. At a point when Intrawest defines its operational and strategic game plan, management may operate its sales and marketing program internally.


Item 2. Properties

The Company's executive offices are at 355 Madison Avenue, Morristown, New Jersey. The Company entered into a lease agreement with St. Marks Associates, a real estate partnership 50% owned by Mr. Gene Mulvihill, the Company's former Chairman of the Board and Chief Executive Officer. The lease provided for a lease term of 5 years commencing December 1, 1995 with a total rent of $2,077per month including the Company's proportionate share of operating and other expenses. In fiscal 1999, the Company terminated its lease with St. Mark's Associates and entered into a new lease for less space expiring November 30, 2000 with a total rent of $500 per month. The lease provides for rental adjustments for changes in the Consumer Price Index.

The Company owns and leases to a non-affiliated person an approximately 1,560 square foot office building located in Selma, Alabama. The lease is for a period of two years expiring on July
31, 2001 and the rental is $1,000 per month.

See Item 1. Business for a description of other real estate assets owned by the Company.


Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings which it regards as material in nature.


Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended September 30, 1998.


PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the range of high and low bid and asked quotations for the Common Stock during the past two fiscal years as derived from reports furnished by the National Quotation Bureau, Inc.



Quarter Ended			             	Bid		        			Asked
			                  		  High	    Low		   	High	  	Low
December 31, 1996		   	$  .75	  $ .625		 $ 1.00	 $  .75
March 31, 1997			         .625 	  .625		    .813	   .813
June 30, 1997			          .75	    .50			   1.00	    .813
September 30, 1997		     1.031	   .75			   1.125	   .875


December 31, 1997			      .8125	  .8125		  1.031	  1.031
March 31, 1998			         .25	    .25			    .50	    .50
June 30, 1998			          .1875	  .1875		   .50	    .50
September 30, 1998		      .1875	  .1875		   .375	   .375



The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

As of December 31, 1998, the number of record holders of the Company's Common Stock was 2,562. The Company has never paid a cash dividend on its Common Stock and anticipated capital requirements make it unlikely that any cash dividends will be paid on the Common Stock in the foreseeable future.



Item 6. Management's Discussion and Analysis or Plan of Operation

Introduction

The following discussions and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

Results of Operations

Fiscal Year 1998 compared with Fiscal Year 1997

The Company's income during the three fiscal years ended September 30, 1998 was derived from membership revenue, membership annual fee revenue, and ski rental shop revenue and other revenue. Membership revenue consists of revenue from the sale of vacation memberships. Membership annual fee revenue consists of the annual membership dues established to cover each member's pro rata share of the estimated annual maintenance and operating expenses, including reserves, for all of the units, facilities, and amenities of the Resort Club program. Other revenue in fiscal 1998 and 1997 consists primarily of lease income from its office building in Selma, Alabama and overnight rental income generated by vacant Resort Club condominiums.

Sales of membership interests are recognized and included in Revenues after certain "down payment" and other "continuing investment" criteria are met. The agreement for sale generally provides for a down payment and a note payable to the Company in monthly installments, including interest, over a period of up to 7 years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of membership interests and the condominium is placed in service free and clear of all encumbrances. The sales price, less a provision for cancellation, is recorded as revenue and the cost related to such net revenue of the membership interest is charged against income in the year that revenue is recognized. If a purchaser defaults under the terms of the contract, after all rescission and inspection periods have expired, payments are generally retained by the Company. During fiscal 1998, the Company recognized approximately $681,000 in membership revenue as compared to $2,933,000 in fiscal 1997.

Costs incurred in connection with preparing membership interests for sale are capitalized and include all costs of acquisition, renovation and furnishings of condominiums as well as operating, marketing and selling expenses. Deferred Membership Interests Held for Sale are valued at the lower of cost or net realizable value in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for Costs and Initial
Rental Operations of Real Estate Projects". During fiscal 1998, the Company had adjusted Deferred Membership Interests Held for Sale for items over budget in the aggregate amount of approximately, $2,207,000 as compared to $2,936,000 in fiscal 1997. Management believes that the 1997 over budget was primarily due to the deteriorating conditions of the Great Gorge Resort during the summer of 1997 and the winter of 1997/1998 which has had a devastating impact on Resort Club's ability to sell membership interests.

Membership revenue was $681,151 in fiscal 1998 compared with $2,933,175 in fiscal 1997. The decline in revenues was the result of the sale of fewer memberships in fiscal 1998. This decline in sale of memberships was the result of the adverse impact on the Company resulting from the Great American Chapter 11 Proceedings.

Membership annual fee revenue was $421,359 in fiscal 1998 compared with $476,792 in fiscal 1997, or a decrease of $55,433 (11.63%).
This decline was primarily the result of establishing a reserve for uncollected fees.

Other revenue was $293,873 in fiscal 1998 compared with $301,162 in fiscal 1997 or a decline of $7,289 (2.4%). The decline in revenues was the result of the loss of revenues generated from lease income from its former Clanton, Alabama office building which was sold in fiscal 1997.

Other operations expenses were $216,023 in fiscal 1998 compared with $77,104 in fiscal 1997, or an increase of $138,919 (180%).
The increase was the result of non-recurring operating expenses in connection with certain real estate the Company acquired in connection with its investment in certain RTC mortgages and land acquired in connection with the resolution of the Great American Chapter 11 Proceedings.

Membership operations expenses decreased in fiscal 1998 to $1,539,000 from $2,639,025 in fiscal 1997, or by $1,100,025 (42%)
as a result of the decrease in the sale of membership interests. In addition, the Company reserved $1,219,829 for overbudget operating expenses which represent expenses that exceed the budgeted amount of expenses in relation to revenues generated for the same period as compared to a reserve for overbudget operating expenses of $1,470,373 in fiscal 1997.

Membership maintenance expenses increased in fiscal 1998 to $749,511 from $23,633 in fiscal 1997, or by $725,878 as a result of a decrease to the fulfillment reserve in 1997 of $861,750. Annual membership fees referred to above are based on membership interests sold and amounted to $470,451 in fiscal 1998 compared to $428,171 in fiscal 1997. The initial annual membership dues may be increased by Resort Club as of each fiscal year by a percentage not to exceed the percentage increase, if any, in the Consumer Price Index ("CPI"). The annual membership dues may be increased by an amount greater than the CPI if the increase is submitted to a vote of all Resort Club members and approved by a majority of the points voted. As of September 30, 1998, management has determined that based on the average per point assessment, annual membership fees are insufficient to cover operating expenses such as maintenance, check-in services and real estate taxes and, as a result, a deficit of $1.49 per point exists. Based on an aggregate of 278,461 points sold through September 30, 1998, a $444,336 per year deficit exists which is the obligation of Resort Club. Management has calculated the net present value of this obligation to be $3,236,047. As of September 30, 1997, Management calculated the per point deficit to be $0.93. The $0.56 increase is primarily attributed to lower maid fees and hotel income in addition to higher reservation costs.

Marketing and selling expenses were $1,231,155 in fiscal 1998 compared with $2,638,563 in fiscal 1997, a decrease of $1,407,408. This decrease was the result of the implementation of the Company's current business plan which involves engaging third parties to sell membership interests as opposed to selling the memberships through Company personnel. In addition, the Company reserved $986,680 for overbudget sales and marketing expenses which represent expenses that exceed the budgeted amount of expenses in relation to revenues generated for the same period as compared to a reserve for overbudget sales and marketing expenses in fiscal 1997 of $1,465,293.

General and administrative expenses increased to $873,255 in fiscal 1998 from $708,779 in fiscal 1997, or by $164,476 as a result of increased payroll, legal expenses, and real estate taxes.

Depreciation and amortization was $34,307 in fiscal 1998 compared to $192,702 in fiscal 1997 resulting in a decrease of $158,395 (82.2%). This decrease is a result of the Company recording a full year's depreciation on its Space Shot ride purchased in fiscal 1997. In connection with the resolution of the Chapter 11 proceedings, ownership of the Space Shot was transferred to Praedium in October 1997. Accordingly, depreciation on the Space Shot was not recorded in fiscal 1998.

The Company's loss from operations was $3,246,868 in fiscal 1998, an increase of $678,191 over the loss from operations of $2,568,677 in fiscal 1997.

Interest income was $730,932 in fiscal 1998 compared with $445,384 in fiscal 1997. The increase of $285,548 was the result of interest income on a loan to Stonehill Recreation which was $1,560,134 as of September 30, 1998. As of September 10, 1997 the Company was indebted to Stonehill Recreation in the amount of $200,000.

Interest expense increased to $2,362,957 in fiscal 1998 compared with $328,140 in fiscal 1997. The increase of $2,034,817 was the result of interest expense on the notes the Company issued in connection with the resolution of the Great American Chapter 11 Proceedings and a full year's interest on the Company's loans from Binghamton Savings Bank.

Amortization of deferred financing costs consists primarily of deferred financing costs associated with the Company obtaining its loan from Binghamton Savings Bank. These costs increased to $116,602 in fiscal 1998 from $55,216 in fiscal 1997, or an increase of $61,386.

In fiscal 1998, the Company recorded a gain on the sale of marketable securities of $1,139,995 primarily resulting from a gain on the sale of PriCellular stock of $145,521 and a gain on the sale of Food Extrusion, Inc. of $994,473 as compared to a gain on the sale of marketable securities in fiscal 1997 of $2,341,508 primarily resulting from a gain on the sale of PriCellular stock of approximately $1.4 million and a gain on the sale of Food extrusion, Inc. stock of approximately $1.1 million.

During fiscal 1998, the Company recorded a gain on Sale of Real Estate and RTC Mortgages of $174,979, as compared to a loss in 1997 of $511,105 which included a loss in connection with the sale of its Clanton, Alabama office building of approximately $93,000 with the remaining balance relating to the sale of certain of its RTC Mortgages.

In fiscal 1998, the Company had a gain of $840,000 from the sale of the Billhill, Inc. real estate and a gain of $345,000 from the sale of Resort Club contracts. The Resort Club contracts sold were the Company's one-time 5-year leases of winter timeshare sales offices at two locations, a summer timeshare sales office at one location, as well as the Company's 10-year lease of a timeshare closing house, all located within the ski facility and summer participation theme park located in Vernon, New Jersey. In addition, it recognized an expense of $12,426,510 as a result of contributions it made in the resolution of the Chapter 11 Proceedings. This expense is further discussed below under Liquidity and Capital Resources.


Fiscal Year 1997 compared with Fiscal Year 1996


The Company's income during the two fiscal years ended September 30, 1997 was derived from membership revenue, membership annual fee revenue, and ski rental shop revenue and other revenue. Membership revenue consists of revenue from the sale of vacation memberships. Membership annual fee revenue consists of the annual membership dues established to cover each member's pro rata share of the estimated annual maintenance and operating expenses, including reserves, for all of the units, facilities, and amenities of the Resort Club program. Ski rental shop revenue and other revenue consists of lease income from its office building in Selma, Alabama and overnight rental income generated by vacant Resort Club condominiums. Other revenue in fiscal 1996 included revenues generated from the operation of ski rental shops in the Vernon Valley/Great Gorge ski facilities located in Vernon, New Jersey.

Sales of membership interests are recognized and included in Revenues after certain "down payment" and other "continuing investment" criteria are met. The agreement for sale generally provides for a down payment and a note payable to the Company in monthly installments, including interest, over a period of up to 7 years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of membership interests and the condominium is placed in service free and clear of all encumbrances. The sales price, less a provision for cancellation, is recorded as revenue and the cost related to such net revenue of the membership interest is charged against income in the year that revenue is recognized. If a purchaser defaults under the terms of the contract, after all rescission and inspection periods have expired, payments are generally retained by the Company. During fiscal 1997, the Company recognized approximately $2,933,175 in membership revenue as compared to $2,479,294 in fiscal 1996.

Costs incurred in connection with preparing membership interests for sale are capitalized and include all costs of acquisition, renovation and furnishings of condominiums as well as operating, marketing and selling expenses. Deferred Membership Interests Held for Sale are valued at the lower of cost or net realizable value in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for Costs and Initial
Rental Operations of Real Estate Projects". During fiscal 1998, the Company had adjusted Deferred Membership Interests Held for Sale for items over budget in the aggregate amount of approximately, $2,207,000 as compared to $2,936,000 in fiscal 1997. Management believes that the 1997 over budget was primarily due to the deteriorating conditions of the Great Gorge Resort during the summer of 1997 and the winter of 1997/1998 which has had a devastating impact on Resort Club's ability to sell membership interests.

Membership revenue was $2,933,175 in fiscal 1997 compared with $2,479,294 in fiscal 1996. The increase in revenues was the result of the realization of revenues associated with Memberships purchased relating to additional condominium units being held free and clear of mortgage liens for the use by Resort Club members.

Membership annual fee revenue was $476,792 in fiscal 1997 compared with $379,447 in fiscal 1996, or an increase of $97,345 (25.6%).
This increase was the result of an increase in cumulative membership interests.

Ski rental shop revenue and other revenue was $301,162 in fiscal 1997 compared with $1,142,069 in fiscal 1996 or a decline of $840,907. The decline in revenues was primarily the result of the Company not operating the Vernon Valley/Great Gorge rental shops in 1997. In 1996 the Company generated approximately $984,000 from the operation of the rental shops.

Ski rental shop and other operations expenses were $77,104 in fiscal 1997 compared with $1,095,596 in fiscal 1996, or a decrease of $1,018,492. The decrease was primarily the result of the Company not operating the Vernon Valley/Great Gorge rental shops in 1997. In 1996 the Company paid $950,000 to Vernon Valley/Great Gorge as a rental fee.

Membership operations expenses decreased in fiscal 1997 to $2,639,025 from $4,904,595 in fiscal 1996, or by $2,265,570 as a result of a reserve for overbudget membership operating expenses in 1997 of $1,470,373 as compared to an initial reserve set for overbudget membership operating expenses in 1996 of $3,820,048.

Membership maintenance expenses decreased in fiscal 1997 to $23,633 from $4,235,001 in fiscal 1996, or by $4,211,368 as a result of a decrease of the fulfillment reserve in 1997 of approximately
$861,750 as compared to an initial reserve established in fiscal
1996 of $3,818,371.

Marketing and selling expenses were $2,638,563 in fiscal 1997 compared with $3,424,185 in fiscal 1996, a decrease of $785,622. This decrease was the result of a reserve for overbudget sales and marketing expenses in 1997 of $1,465,293 as compared to an initial reserve set for overbudget sales and marketing expenses in 1996 of $2,427,813.

General and administrative expenses decreased to $708,779 in fiscal 1997 from $1,132,537 in fiscal 1996, or by $423,758 as a result of decreased legal and professional fees.

Depreciation and amortization was $192,702 in fiscal 1997 compared to $107,979 in fiscal 1996 resulting in an increase of $84,723. This increase is a result of the Company recording a full year's depreciation on its Space Shot ride purchased in fiscal 1997 not recorded in fiscal 1996.

The Company's loss from operations was $2,568,677 in fiscal 1997, a decrease of $8,330,406 over the loss from operations of $10,899,083 in fiscal 1996.

Interest income was $445,384 in fiscal 1997 compared with $449,292 in fiscal 1996. Interest income was essentially unchanged.

Interest expense decreased to $328,140 in fiscal 1997 compared with $527,055 in fiscal 1996. The decrease of $198,915 was primarily the result of a charge-off of capitalized interest by Resort Club in fiscal 1996.

In fiscal 1997, the Company recorded a gain on the sale of marketable securities of $2,341,508 primarily resulting from a gain on the sale of PriCellular stock of $1.4 million and a gain on the sale of Food Extrusion, Inc. stock of $1.1 million as compared to a gain on the sale of marketable securities in fiscal 1996 of $3,811,938 primarily resulting from a gain on the sale of PriCellular stock of approximately $3.6 million.

During fiscal 1997, the Company recorded a loss on Sale of Real
Estate and RTC Mortgages of $511,105, as compared to -0- in 1996.





Liquidity and Capital Resources


During fiscal 1998, the Company had a net loss from operations of approximately $14,801,800. Included in the net loss from operations is depreciation of approximately $34,300, amortization of interest expense of approximately $1,351,000 and amortization of deferred financing costs of $116,602, all of which are non-cash expenses. Amortization of interest income of $87,344 offset these items. The Company had a gain on the sale of marketable securities of approximately $1,207,000, a gain on the sale of the Billhill property of $840,000 and a gain on the sale of Resort Club contracts of $345,000, all of which are non-recurring. In addition, the net loss includes a loss of approximately $12,426,500 resulting from the Company's contributions to resolve the Chapter 11 Proceedings. These items included:


Repayment of Lakeview and Summit Mortgage		     $  2,649,467
Contribution of land					                          2,070,000
Cash payout							                                 1,855,000
Sale of Space Shot					                               65,651
Transfer of Piston Bullies				                       176,600
Legal and contingency reserve				                    605,384
Contribution of condominiums				                     245,476
Contribution of Great Gorge Note			                   50,000
Issuance of Unsecured Notes				                    7,505,210
   Less:
Forgiveness of amenities debt				                 (1,544,778)
Receipt of leasehold and contract rights		          (782,000)
Release of mortgages and real estate		              (469,500)
Net recorded loss				                         		$ 12,426,510



Changes in assets and liabilities included an increase in membership receivables of $1,440,978. an increase in accrued interest and other receivables of $955,515, an increase in prepaid expenses and other assets of $191,535, an increase in deferred member expenses of $1,004,151 offset by reductions in accounts payable and accrued expenses of $45,509 and deferred membership revenue of $74,062. After reflecting the net changes in assets and liabilities, net cash used by operations was approximately $119,400.

Investing activities provided net cash of approximately $1,963,500 and includes primarily the sale of marketable securities of $1,584,000 and the sale of real estate related assets of approximately $1,547,500 offset by a note receivable from Stonehill Recreation of approximately $1,689,600.

Financing activities used net cash of approximately $1,581,082 which resulted primarily from borrowings of $1,039,431 offset by the repayment of borrowings in the amount of $2,610,513, offset by $40,000 proceeds from the exercise of warrants. The purchase of redeemable common stock required $50,000.

Accordingly, during fiscal 1998, the Company's cash increased by approximately $501,800.

Management determined that in order to adequately assure to the members the availability of the Resort Club accommodations, title to certain of the Company's resort condominium properties needed to be conveyed to and held by a trustee. The trustee holds title to 36 condominiums units including 25 units that are the subject of mortgages aggregating $1,052,702. The trustee will administer the collection of certain of the Company's member notes receivable aggregating approximately $2.5 million due over a period of two to seven years and the annual maintenance assessments from membership owners. Out of the receivables, the trustee will pay the principal of even amount with interest payments on the mortgages and retain funds for the payment of insurance, taxes and capital improvements. The trustees will pay the balance of the collections over to the Company on a regular basis, after deducting certain impounds, provided that annual maintenance assessments have been disbursed by the Company according to a budget submitted by the Company. Under the trust and management agreements, the Company will have the exclusive rights to the control and management of the facilities held in trust. The trust will continue until the expiration date of the last membership interest. Under the terms of the trust, the trust assets will revert to the Company upon the expiration of the term of the trust.


	Future Business Plans

Through fiscal 1998, the Company's primary business operations were in connection with the sale of membership interests through Resort Club. During the third quarter of fiscal 1999, the Company substantially reduced its operating activities with respect to selling new Membership Interests through Resort Club primarily as a result of its inability to obtain financing. In the event financing can be obtained, Resort Club may resume these activities in the future.

In addition, management presently intends to apply the bulk of the Company's resources in some or all of the following real estate development activities: residential, commercial and resort development. Some of such activities may be conducted with entities affiliated with management. The Company's involvement may be as a sole principal, a partner, a joint venturer or in some other form.

As of September 30, 1998, the Company had engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated entities (see Item 12 and Note 2 of the Notes to the Consolidated Financial Statements). In addition, as of September 30, 1998, the Company had made an investment in RiceX, Inc. (see Note 4 of the Notes to the Consolidated Financial Statements).

Despite the foregoing, management reserves the right to apply the Company's resources in other businesses as opportunities present themselves.


Item 7. Financial Statements

Financial statements are attached hereto.  See pages F-1, et seq.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	During the two fiscal years ended September 30, 1998, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


PART III

Item 9.  Directors and Executive Officers, Promoters and Control
Persons,
Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company are as follows:



Name		                		Age  	Principal Occupation	             		Director Since

Joseph R. Bellantoni*  	36	   Treasurer; Chief Financial		        1995
                     				    	Officer; Chief Executive officer;
                         					President and Director

Maureen Kosminsky     		33	   Vice President and Secretary	      	----

Paul J. Donahue (()*	   65	   Director			                       		1995

Thomas Conlin (()	     	64	   Director			                       		1996


Other Significant Employees of the Company are the following:

Christina Riker	       	32	   Chief Financial Officer,          		----
                         					Resort Club



(*) Member of the Executive Committee. The Executive Committee is responsible for oversight with respect to executive decisions.
(()  Member of the Audit Committee.


Directors and Executive Officers.

Mr. Bellantoni is a Director and President of the Company. Mr. Bellantoni joined the Company as a Director and Treasurer in April, 1995. He devotes approximately 50% of his time to the Company.
Mr. Bellantoni was previously employed by Great American Recreation, Inc., the former owner/operator of Vernon Valley/Great Gorge ski area and Action Park located in Vernon, New Jersey, through October 1996. Mr. Bellantoni had been employed by Great American since February 1989, where he became Vice President of Administration in 1993 and Chief Financial Officer in June 1994. Mr. Bellantoni is currently a director and Chief Financial Officer of reorganized Great American, GAR, Inc. From May 1987 to February 1989, Mr. Bellantoni was employed by Jaymont Properties, Inc., an owner, developer, and manager of commercial real estate as a Project Analyst. Prior to working with Jaymont, Mr. Bellantoni was employed by KPMG from November 1983 through May 1987.

Maureen Kosminsky is Vice President and Secretary of the Company.

Mr. Donahue is currently employed by Ballyowen Golf Club as a Pro Shop Manager. Prior to working at Ballyowen, Mr. Donahue was employed as a Bank Examiner with the State of Florida in 1994 and from 1990 through 1993, he was employed by Midlantic Bank as a Vice President.

Mr. Conlin became a Director of the Company in November 1996. He has been engaged in the business of real estate sales for more than the past five years. Prior to his involvement in real estate, Mr. Conlin was a member of the New York Stock Exchange.

Other Significant Employees.

Ms. Riker became Chief Financial Officer of Resort Club in September 1996. She was previously employed by BFI (Browning-Ferris Industries) as a controller for New Jersey operations from May 1992 to September 1996. Prior to working for BFI, Ms. Riker was employed by Electro-Alloys Corporation as Controller of East coast operations.


No Director is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940 with the exception of Joseph R. Bellantoni who is also a director of GAR, Inc. and RiceX, Inc.

	Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 1998, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with in fiscal 1998.






Item 10.  Executive Compensation

The following table sets forth all cash compensation paid or accrued by the Company during the three years ended September 30, 1998 to its Chief Executive Officer and any other executive officer who received compensation in excess of $100,000 in any such fiscal year. The Company's group life, health and hospitalization plans do not discriminate in favor of the executive officers and directors of the Company and are generally available to all salaried employees.



SUMMARY COMPENSATION TABLE



Name and		          Annual Compensation		        Long-Term Compensation
Principal 		Fiscal	            			Other		    Optn	 Restr	 LTIP	  Other
Position 	 	Year	 Salary	  Bonus		Annual    	SARs	 Stock	 Pay	   Compens
  						                         	Compensation     Awards

Joseph R.
Bellantoni
Chief Executive
Officer (1) 1998 	$100,000	$-0-		  $-0-		    -0-	  -0-	   $-0-  	$-0-
		         	1997	 $108,185	$-0-		  $-0-		    -0-  	-0-  	 $-0-  	$-0-
         			1996	 $ 78,000	$-0-		  $-0-		    -0-  	-0-  	 $-0-  	$-0-

Andrew Mulvihill
Exec. Officer,
Resort
Club (4)	   1998	 $-0-		   $-0-		  $218,858 	-0-  	-0-	   $-0-	  $-0-
			         1997	 $-0-		   $-0-	 	 $166,447	 -0-  	-0-	   $-0-	  $-0-
			         1996	 $-0-		   $-0-		  $191,392	 -0-	  -0-  	 $-0-	  $-0-

Gene W. Mulvihill
Chief Executive
Officer (2) 1997	 $-0-		   $-0-		  $-0-  		  -0-	  -0-  	 $-0-	  $-0-
			         1996 	$-0-	   	$-0-		  $-0-		    -0-  	-0-  	 $-0-  	$-0-

Robert Harris
 President, Resort
 Club (3)		1998  	$  8,654	$-0-		  $29,879	  -0-	  -0-   	$-0-	  $-0-
        			1997  	$119,287	$30,000	$-0-		    -0-	  -0-   	$-0-	  $-0-
			        1996  	$ 44,759	$30,048	$-0-		    -0-	  -0-   	$-0-  	$-0-





(1) During fiscal 1997, Mr. Bellantoni performed consulting services on behalf of the Company for Seasons Investment Corporation, a portion of which if collected will be reimbursed to the Company.
(2) On January 1, 1999, Mr. Gene W. Mulvihill resigned as a Director and Chief Executive Officer.
(3) On January 23, 1998, Mr. Harris resigned as President of Resort
   Club.
(4) Mr. Andrew Mulvihill resigned as an executive officer of Resort Club in 1999.

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

No options were granted or exercised during fiscal 1998.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of August 1, 1999, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock as well as the number of shares of Common Stock beneficially owned by all Directors of the Company and all Directors and officers of the Company as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of the Company's Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options owned by such holder at said date.


                       					Amount and Nature of 	   Percent
Name of Beneficial Owner   	Beneficial Ownership	    of Class

Directors:
Joseph R. Bellantoni	            	   -0-	         		   -0-
Paul J. Donahue			                   -0-			            -0-
Thomas Conlin			                     -0-			            -0-
Maureen Kosminsky	              		   -0-			            -0-

All Officers and Directors
  as a Group	                   		   -0-			            -0-
(seven persons)

Amos Phillips	               		1,111,111			            14%
Venturetek, LP			                555,555			             7%
Kinder Investments, Inc.	        555,555			             7%

Significant Employees:
Christina Riker	                		   -0-			            -0-



	Parent of the Company

Gene W. Mulvihill, the former Chief Executive Officer and a former Director of the Company, continues to render services to the Company and may be deemed to be an "affiliate" of the Company as defined under the Securities Exchange Act of 1934, as amended.


Item 12. Certain Relationships and Related Transactions

Certain of the Company's executive officers, Directors, and principal stockholders have been at various times, including during the two years ended September 30, 1998, officers, Directors, and principal stockholders of Great American and its affiliates. Mr. Bellantoni, the Chief Executive and Financial Officer and a Director of the Company was Vice President and Chief Financial Officer of Great American and is currently the Treasurer and a Director of Great American subsequent to the Chapter 11 Proceedings. Gene Mulvihill, the former Chairman of the Board and Chief Executive Officer of the Company is a former Officer of Great Mountain Development Corporation ("GMD") and former Chairman of the Board and Chief Executive Officer of Great American. Mr. Gene Mulvihill's son, Andrew Mulvihill, is a former Executive Officer of Resort Club and a former officer of GMD. Mr. Gene Mulvihill may also be deemed to be an affiliate of Stonehill Recreation and Berkowitz Wolfman Assoc., Inc.

Commencing in June 1993, Resort Club entered into arrangements with Great American to provide amenities and access to certain properties for the benefit of Resort Club members. Under amended and restated agreements entered into in March 1996, the consideration paid for the use of these amenities was a payment equal to 10% of the gross sales price of the Resort Club memberships. The amenities included admission passes to the Vernon Valley and Great Gorge ski facilities, admission passes to the summer participation theme park and admission passes to the Mountain Top Recreation Center for a period of 35 years. In addition, commencing in 1993, Stonehill Recreation Corporation, the owner of a health club and spa facility contiguous to the Great American ski facilities and summer participation theme park, agreed to provide access to the Resort Club members to its health club and spa facility (the "Spa"). Under amended and restated agreements entered into in March 1996, the consideration for these Spa amenities was the payment of $25,000 for each condominium unit controlled by Resort Club in the adjacent Great Gorge Village condominium development. On April 2, 1996, Great American and its subsidiaries, filed voluntary petitions with the United States Bankruptcy Court for the District of New Jersey seeking reorganization under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Proceedings"). In order to attempt to ensure the collectability of the advances made by the Company to Resort Club, which aggregated $9,719,900 at June 30, 1997, and maintain the viability of Resort Club's future business operations, including the continued payment of its outstanding membership receivables, management determined that it was in the Company's best interest to assist Great American in resolving the Chapter 11 Proceedings for the reason that the majority of the Resort Club amenity package was owned and operated by Great American and the failure of Great American to continue to provide these amenities to the Resort Club members would jeopardize the continued operation of the Resort Club. In the event the Resort Club's operations failed to continue, management of the Company believed the Company was exposed to claims by Club Members for recission of their membership purchase agreements, aggregating approximately $18,417,500. At June 30, 1997, under the amended and restated agreements described above, the Company owed approximately $540,000 to Great American on account of the amenities it agreed to provide to Resort Club members and owed approximately $738,000 to Stonehill Recreation Corporation on account of the amenities it agreed to provide. On July 10, 1997, the Company and its wholly-owned subsidiaries entered into an agreement pursuant to which the Company agreed to make certain contributions to resolve the Chapter 11 Proceedings of Great American and received certain benefits described below:


A.	The Company repaid in full the claims of Summit Bank
	("Summit"), and Lakeview Savings Bank ("Lakeview") and Public Loan Corporation against Great American in the aggregate amount of approximately $4.7 million.
B.	Paid $1.8 million in cash to Great American, which included
	$100,000 allocated for costs in connection with soliciting the Great American Plan of Reorganization.
C.	Agreed to allocate 100% of the Resort Club net cash flow to pay
	the notes of professionals, indenture trustees and others, which aggregated approximately $4 million (the "Resort Club Notes"), and a $7.5 million unsecured creditors' note (the "Resort Club Unsecured Creditors' Note"). Any proceeds dividended to Great American subsequent to the conclusion Chapter 11 Proceedings from Stonehill Recreation also will be used to pay the Resort Club Notes and the Resort Club Unsecured Creditors' Note. Such net cash flow and dividends will be allocated and distributed with the first $1,000,000 of such net cash flow allocated to pay the Resort Club Notes in partial satisfaction of unpaid allowed professional fees and expenses and other administrative claims. After distribution of the first $1,000,000 of net cash flow, 50% of net cash flow thereafter will be paid pro rata under the Resort Club Notes and 50% of such net cash flow will be paid in satisfaction of the Resort Club Unsecured Creditors' Note. The Resort Club Notes and Resort Club Unsecured Creditors' Note are non-interest bearing. As a result, the Company has imputed an interest rate of 24% and recorded as liabilities both notes at a discounted value of $7,505,210.
D.	Transferred to Great American the piston bullies used on the
	Vernon Valley ski area previously leased to Vernon Valley by the Company and 54 building lots owned by the Company prior to the sale of Great American's assets in its Chapter 11 Proceedings.
E.	Great American received from the Company (i) 35% of the common
	equity of Resort Club and 35% of the common equity of Stonehill Recreation and (ii) the Resort Club Unsecured Creditors Note described above.
F.	Resort Club received 275 excess capacity passes per day (the
	"Excess Passes") for use at the Great Gorge Resort by actual Resort Club members. Daily usage of the Excess Passes is limited to such number of Excess Passes that will not interfere with the usage of the Great Gorge Resort in greater than an agreed capacity.
G.	Resort Club is permitted to purchase additional passes but is
	not, under any circumstances, permitted to use such passes to solicit new Resort Club members.
H.	Resort Club was granted (i) a 25 year license to use six of the
	existing cabins and four lots on the Mountaintop Recreation Center and (ii) a lease of the Mountaintop Recreation Center
	for a nominal price for an initial term of one (1) year, with twenty-four (24) automatic one year extensions.
I.	Resort Club was granted a five year lease to operate on the ski
	area and summer recreational theme park property a winter time-share sales offices at two specified locations and a summer time-share sales office at one specified location at an aggregate rental of $100 per month.
J.	Resort Club was granted a ten (10) year lease to operate a time-
	share "closing house" at a rental of $500 per month.
K.	Resort Club assumed the defense of, and assumed the liabilities
	associated with, post-petition personal injury claims arising out of the post-petition operation of Great American's businesses to the date of the consummation of the sale of the Great American assets in the Chapter 11 Proceedings; provided, however, that to the extent possible, payment of such liabilities is first to be made from a $300,000 amusement bond held by Great American.
L.	Praedium Phoenix LLC ("Praedium") was granted a $3.2 million
	first mortgage lien on the assets of Stonehill Recreation Corporation, including, but not limited to, the Spa (the "Spa Mortgage"), which lien has been satisfied.
M.	Great American transferred to Stonehill Recreation Corporation a
	9-hole executive golf course and clubhouse adjacent to the Spa.


In consideration for the Company's contributions, ownership of Stonehill Recreation was transferred to the Company contemporaneously with a 35% interest in Stonehill Recreation being transferred to Great American at the conclusion of the Chapter 11 Proceedings. Subsequently, the Company exchanged its 65% ownership interest in Stonehill Recreation, effective October 16, 1997, for 100% of the capital stock of Billhill, Inc., a real estate holding company affiliated with Mr. Gene Mulvihill, the Company's former Chairman of the board and Chief Executive Officer.
Billhill, Inc. held an approximately 153.51 acre parcel of vacant land on the top of Hamburg Mountain in Vernon, New Jersey. This property was sold to Intrawest Corporation ("Intrawest") on February 17, 1998 for $840,000. See Note 11 of the Notes to the Consolidated Financial Statements.



Accordingly, as of October 16, 1997, the Company recorded a loss as a consequence of its participation in the settlement of the Great American Chapter 11 Proceedings as follows:


Repayment of Lakeview and Summit Mortgage	      		$  2,649,467
Contribution of land						                           2,070,000
Cash payout								                                  1,855,000
Sale of Space Shot						                                65,651
Transfer of Piston Bullies					                        176,600
Legal and contingency reserve					                     605,384
Contribution of condominiums					                      245,476
Contribution of Great Gorge Note				                    50,000
Issuance of Unsecured Notes					                     7,505,210
   Less:
Forgiveness of amenities debt					                  (1,544,778)
Receipt of leasehold and contract rights			           (782,000)
Release of mortgages and real estate			               (469,500)
Net recorded loss						                          	$ 12,426,510



In March 1993, Mountain Resort Properties, Inc. ("MRP"), a corporation wholly owned and controlled by Andrew Mulvihill, the son of Gene Mulvihill, entered into an agreement with Resort Club, whereby in return for compensation of 3% of the gross sales of Resort Club, MRP is responsible for providing the following services to Resort Club: 1) develop a club membership program; 2) develop accommodation inventory;
3) develop and construct the Mountain Top Recreation Area and all inclusive amenities; 4) acquire and renovate condominium inventory for Resort Club; 5) recruit and manage a sales, marketing, administrative, and fulfillment team; 6) develop and implement a business plan; and 7) manage collections. During the two years ended September 30, 1998, Resort Club paid approximately $219,000 and $166,000, respectively, to Mr. Mulvihill pursuant to these arrangements. As a consequence of the Company discontinuing the sale of Resort Club memberships, Mr. Mulvihill is not currently providing services pursuant to this agreement.

The Company is obligated to Mr. Gene Mulvihill in the amount of $257,480 as of September 30, 1998 on mortgage indebtedness arising out of the Company's purchase in March 1996 of nine condominium units. The mortgage indebtedness is due in equal monthly installments of principal and interest through December 2000 and bears interest at 10.25% per annum.

The Company's executive office premises are leased in a building owned by a general partnership in which Mr. Gene Mulvihill is a 50% partner. During each of the two years ended September 30, 1998 and September 30, 1997, the Company paid to the partnership $24,927 pursuant to the terms of the lease.

During the year ended September 30, 1997, the Company leased certain ski facility maintenance equipment to the Great American ski area. Rental payments were structured so that the Company earned a 28% return; however, Great American did not make any payments under the agreement. This equipment was transferred to Great American as part of the resolution of Great American's Chapter 11 Proceedings having a carrying value of $176,600 at the time.

The Company also leased from Great American the ski rental shops and related equipment located at the Vernon Valley-Great Gorge ski area. During the year ended September 30, 1997, the Company paid rental of $950,000 to Great American pursuant to these arrangements. This lease was terminated in connection with the resolution of Great American's Chapter 11 Proceedings.

At September 30, 1997, the Company was owed $97,134 by Great American as the balance outstanding on $269,500 loaned by the Company to Great American in January 1996, prior to the Chapter 11 Proceedings. In connection with the resolution of the Chapter 11 Proceedings, the Company accepted a payment of $46,000 in satisfaction of this obligation.

In conjunction with the resolution of Great American's Chapter 11
Proceedings, the Company sold for $900,000 to Praedium, a Space Shot amusement attraction, formerly leased to Great American. Such assets had a carrying value at the time of $965,651.

Prior to September 30, 1997, in connection with the Company's decision to assist Great American in resolving its Chapter 11 Proceedings, the Company had paid an aggregate of $2,739,782 to Summit and Lakeview in consideration of their forbearance agreements with respect to loans to Great American that had gone into default and that had been guaranteed by Mr. Gene Mulvihill and two of his associates. These loans were repaid in full by the Company as part of the resolution of Great American's Chapter 11 Proceedings.

At September 30, 1998, Stonehill Recreation owed the Company $1,560,134, plus accrued interest, arising out of cash advances from the Company to Stonehill Recreation. The obligation bears interest at 18% per annum and is due on demand.

Also at September 30, 1998, the Company is obligated to Berkowitz Wolfman Assoc., Inc. in the amount of $1,039,431 arising out of cash advances from Berkowitz Wolfman Assoc., Inc. Such obligation bears interest at 15% per annum and is due on demand, but if no demand is made, then on October 1, 1999.

In February 1998, the Company deposited in escrow with Lakeview the sum of $500,000 as additional collateral on a first mortgage loan to Stonehill Recreation from Lakeview. The mortgage loan is due to be repaid on June 30, 1999.

The Company is currently engaged in negotiations with Stonehill
Recreation with respect to compensation to be paid by the Company to Stonehill Recreation for the use of the Spa facility by Resort Club members.

In March 1996, Mr. Bellantoni purchased from the Company for $15,625 a total of 25,000 shares of Common stock of The RiceX Company. The shares were purchased at the Company's cost of $0.625 per share which approximated fair market value at the time due to the trading restrictions placed on the stock. In addition, Mr. Bellantoni is indebted to the Company in the amount of $13,660. The loan bears interest at 8% and is due to be repaid on demand.


PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K
											Page
(a) 	(1) Financial Statements.

	Independent Auditors' Report       	                 	S-1
		Consolidated Balance Sheet - September 30, 1998     	S-2-3
		Consolidated Statements of Operations -
		years ended September 30, 1998 and 1997             	S-4
		Consolidated Statements of Stockholders'
		Equity - years ended September 30, 1998 and 1997    	S-5
		Consolidated Statements of Cash Flows -
		years ended September 30, 1998 and 1997             	S-6-7
		Notes to Consolidated Financial Statements          	S-8-25

		(2) Financial Statement Exhibits - None

	(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

	(c) Exhibits:

			  3(a)	  Certificate of Incorporation of Registrant and
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

			22. Subsidiaries of Registrant:

		Name			                               				State of Incorporation
		Dominion Cellular, Inc.			               	New Jersey
		Diamond Leasing and Management Corp.	     Delaware
		Diamond World Funding Corp.			            New Jersey
		Resort Club, Inc.					                    New Jersey
		Star II Leasing Corporation			            New Jersey
		Billhill, Inc. 					                      New Jersey

(c) Financial statements omitted from annual report to shareholders filed herewith - None.









Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		             			DOMINION RESOURCES, INC.


Dated: August 16, 1999		      By:/s/ Joseph R. Bellantoni


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature		                		Title		                      			Date

/s/ Joseph R. Bellantoni	    President,  Chief Executive	    August 16, 1999
Joseph R. Bellantoni	       	Officer, Chief Financial
                        					Officer and Director

/s/ Maureen Kosminsky	      	Vice President and		            August 16, 1999
Maureen Kosminsky		         	Secretary

/s/Paul J. Donahue         		Director			                    	August 16, 1999
Paul J. Donahue

/s/Thomas Conlin	          		Director                    				August 16, 1999
Thomas Conlin

/s/Christina Riker	         	Chief Financial Officer,	       August 16, 1999
Christina Riker		           	Resort Club





Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		             			DOMINION RESOURCES, INC.


Dated: August 16, 1999          By:
                                Joseph R. Bellantoni

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Signature	              			Title				                    	Date

                      					President,  Chief Executive  	August 16, 1999
Joseph R. Bellantoni		     Officer, Chief Financial
                      					Officer and Director

                      					Vice President and		          August 16, 1999
Maureen Kosminsky	       		Secretary

                      					Director			                  	August 16, 1999
Paul J. Donahue

                       				Director			                  	August 16, 1999
Thomas Conlin

                      					Chief Financial Officer,	     August 16, 1999
Christina Riker		         	Resort Club











INDEPENDENT AUDITORS' REPORT




Dominion Resources, Inc. and Subsidiaries
Morristown, New Jersey

We have audited the accompanying consolidated balance sheet of Dominion Resources, Inc. and Subsidiaries as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two fiscal years ended September 30, 1998.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dominion Resources, Inc. and Subsidiaries as of September 30, 1998, and the results of its operations and its cash flows for the two fiscal years ended September 30, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                 Liebman, Goldberg, & Drogin, L.L.P.

December 23, 1998









S-1


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1998


ASSETS


Current assets:
 Cash and cash equivalents		                            			$   628,159
 Investment in mutual fund and other marketable
  securities		                                        					    115,242
 Membership Receivables, net (including allowance for
  doubtful accounts of $393,423 at September 30, 1998)
  (Note 1)								                                           1,254,793
 Accrued interest and other receivables			                     933,292
 Prepaid expenses and other assets				                         336,060
 Deferred Membership Interests Held for Sale (Note 1)	       8,381,774
Total current assets					                                 	 11,649,320

Property, equipment, furniture, and fixtures,
 net of accumulated depreciation and amortization
 of $160,494 at September 30, 1998 (Note 1)		                  201,755

Other assets:
 Membership Receivables, net (including allowance for
   doubtful accounts of $1,480,021 at September 30, 1998)
  (Note 1)		                                         						  4,720,415
 RTC Mortgages receivables 					                               155,791
 Note Receivable - Stonehill Recreation (Note 2)	            1,689,573
 Note Receivable - RiceX, Inc. (Note 4)			                   1,602,639
 Real estate and real estate related activities
  (Note 2)								                                             560,000
Total other assets						                                     8,728,418

Total assets 	                                       						$20,579,493



See accompanying notes
S-2



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
SEPTEMBER 30, 1998

LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
 Accounts payable and accrued liabilities (Note 5)           	$ 4,796,550
 Secured Debt, current portion (Note 7)			                        800,615
 Unsecured notes payable, (Note 7)				                          1,680,000
 Deferred Membership Revenue (Note 1)		                      	 11,658,639
Total current liabilities					                                 18,935,804

Long-term liabilities:
 Secured Debt, net of current maturities (Note 7)	              3,100,381
 Unsecured Notes Payable, net of current maturities
  (Note 7)							                                            	  8,434,327
Total long-term liabilities			                              		 11,534,708

Redeemable common stock, par value $0.01
  per share; 483,333 shares outstanding
  redeemable at $3.00 per share in July
  1998 through July 2000					                                   1,450,000

Stockholders' equity:
 Common stock, $0.01 par value;
  Authorized - 25,000,000 shares;
  issued and outstanding - 5,058,354
  shares at September 30, 1998				                                 50,584
 Additional paid-in capital					                                5,270,206
 Accumulated deficit					                                    	(15,260,896)
Less: 1,350,646 shares held in treasury (Note 9)             	 (1,400,913)
Total stockholders' equity			                               		(11,341,019)

Total liabilities and stockholders' equity	                  	$20,579,493


See accompanying notes
S-3



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997




                                          							1998	       	1997

Revenues
  Membership revenue	                         			$    681,151	$  2,933,175
  Membership annual fee revenue		                     421,359	     476,792
  Ski rental shop revenue
    and other revenue				                             293,873	     301,162
      Total revenues				                            1,396,383	   3,711,129

Expenses:
  Ski rental shop and other operations	               216,023	      77,104
  Membership operations				                         1,539,000	   2,639,025
  Membership maintenance			                           749,511	      23,633
  Marketing and selling				                         1,231,155	   2,638,563
  General and administrative expenses	                873,255	     708,779
  Depreciation and amortization		                      34,307	     192,702
     Total expenses				                             4,643,251	   6,279,806

Loss from operations	                         			  (3,246,868)	 (2,568,677)

Other income (expenses):
  Interest income	                           				     730,932	     445,384
  Interest expense			                           	  (2,362,957)    (328,140)
  Amortization of deferred financing costs	          (116,602)     (55,216)
  Gain on Sale of marketable securities	            1,139,995	   2,341,508
  Gain on Sale of real estate and RTC
    Mortgages		                               			     174,979	    (511,105)
  Gain on Sale of Bill Hill property	                 840,000	         -0-
  Gain on Sale of Resort Club contracts	              345,000	         -0-
  Great American Settlement		                   	 (12,426,510)	        -0-
     Total other income (expenses)		              (11,675,163)	  1,892,431

Loss from operations before income taxes        	 (14,922,031)    (676,246)

Income taxes (Note 6)	                        			     120,214	     243,451

Net income (loss)		                           			$(14,801,817)	$  (432,795)

Net Income (loss) per common share	             	$      (2.86)	$     (0.10)

Weighted average number of share used in
  computing net income per share		                  5,172,601	   4,293,206


See accompanying notes
S-4



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1998 and 1997


                                    								Retained
                          						Capital	    Earnings/
         	Common	     Par	     	in Excess	  Accum      Treasury
        		Stock		     Value		   of Par	     Deficit	   Stock			     Total

Balance -
 September
 30,
 1996		   4,229,354	  $42,294	  $5,058,706	 $(26,284)	 $(1,383,295)	$3,691,421

Issuance of
 800,000 shares
 in connection
 with financing
 (Note 9)	  800,000	    8,000	     312,000	      -0-	          -0-		   320,000
Issuance of
 150,000 shares
 in connection
 with financing
 (Note 9)	  150,000	    1,500	      58,500	      -0-	          -0-		    60,000
Purchase of
 Treasury
 Stock	     (21,000)	    (210)	        -0-	      -0-	      (17,618)	   (17,828)
Net Loss	       -0-	      -0-	         -0- 	(432,795)	         -0-		  (432,795)

Balance -
 September
 30, 1997	5,158,354	  $51,584	  $5,429,206	$(459,079)	 $(1,400,913)	$3,620,798

Issuance of
 400,000 shares
 in connection
 with exercise
 of warrant
 (Note 9)	  400,000	    4,000	      36,000	       -0-	         -0-		    40,000
Transfer of
 Common Stock
 to Redeemable
 Common Stock
 (Note 9)	 (500,000)	  (5,000) 	  (195,000)	      -0-	         -0-	   (200,000)
Net loss	       -0-	      -0-	         -0-	(14,801,817)	       -0- (14,801,817)

Balance -
 September
 30,
 1998  	5,058,354	  $50,584  	$5,270,206	$(15,260,896)	$(1,400,913)$(11,341,019)




See accompanying notes
S-5



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                         								1998		       	1997
Cash flows provided by (used in) operating activities:
  Net (loss)		                               				$(14,801,817)	$   (432,795)

Adjustments to reconcile net income to net cash
 provided by continuing operating activities:
  Depreciation and amortization 			                    34,307	      192,702
  Amortization of deferred financing costs	           116,602	       55,216
  Amortization of interest income			                  (87,344)	         -0-
  Amortization of interest expense			               1,350,936	          -0-
  Gain on sale of Bill Hill property		               (840,000)	         -0-
  Gain on sale of marketable securities		          (1,207,383)	  (2,341,508)
  Gain on sale of Resort club contracts		            (345,000)	         -0-
  Great American Settlement				                    12,426,510	          -0-
Changes in assets and liabilities:
  Membership receivables				                        1,440,978 	  (1,460,958)
  Accrued interest and other receivables		            955,515	     (548,917)
  Prepaid expenses and other assets			                191,535	     (233,024)
  Deferred member expenses				                      1,004,151	   (1,417,214)
  Accounts payable and accrued expenses		             (45,509)   (1,168,718)
  Deferred membership revenue				                     (74,062)    2,405,835
Net cash used in operations				                       119,419	   (4,949,381)

Cash flows from investing activities:
  Sale of Marketable Securities			                  1,583,669	    2,705,857
  Note Receivable - Related Party			               (1,689,573)	    (500,165)
  GAR Settlement						                                    -0-	   (4,493,592)
  Investment in real estate and real estate
    related activities					                         1,547,494	    (127,246)
  Investment in mortgages receivables		               153,999	   1,213,792
  Sale of Resort Club Contracts			                    345,000	         -0-
  Sale of Clanton Office Building			                      -0-	     125,743
  Capital expenditures					                            22,865	    (137,989)
Net cash provided by(used in) investing
 Activities		                               					   1,963,454	  (1,213,600)

Cash flows from financing activities:
  Proceeds from borrowings				                      1,039,431	   5,900,300
  Repayment of borrowings				                      (2,610,513)    (896,782)
  Exercise of warrants					                            40,000	         -0-
  Purchase of redeemable common stock		               (50,000)         -0-
  Purchase of treasury stock				                          -0-	     (17,828)
Net cash provided by (used in) financing
 activities						                               	  (1,581,082)   4,985,690
Increase (Decrease) in cash				                       501,791	  (1,177,291)
Cash balance, beginning of year			                    126,368	   1,303,659
Cash balance, September 30, 1998	              		$    628,159	$    126,368


See accompanying notes
S-6



DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
YEARS ENDED SEPTEMBER 30, 1998 AND 1997




                             						1998		       	1997
Great American Settlement	        	$  8,805,210 	$       -0-
Unsecured Notes Payable			           (7,505,210)         -0-
Common Stock				                          5,000	         -0-
Additional paid-in capital		            195,000	         -0-
Redeemable Common Stock			           (1,500,000)	        -0-
Deferred Financing Costs		                  -0-	     380,000
Issuance of Common Stock		                  -0-	    (380,000)
Total Non-Cash Operating, Investing
  and Financing Activities	       	$        -0-	 $       -0-




See accompanying notes.
S-7



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997

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

               Going Concern

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred a net loss for the year ended September 30, 1998 of $14,801,817, of which $12,426,510 represents a non-recurring loss in connection with the Great American Settlement (Note 2). In addition, the Company's current liabilities exceeded its current assets by $4,009,619, excluding Deferred Membership Interests Held for Sale and Deferred Membership Revenue.

These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties of the Company's continued existence are: 1) to seek to restructure its existing debt with GAR, Inc.; 2) to improve profitability by reducing operating costs; 3) to substantially reduce the Company's capital spending; and 4) to continue to seek additional funding through private sources to supplement the Company's cash needs. Management believes that these plans can be effectively implemented in the next twelve month period. The Company's ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.

		Property, Furniture, and Fixtures

Property, furniture, and fixtures are stated at cost.
Depreciation is computed using the straight-line method over the estimated useful lives of seven years for furniture, fixtures and equipment, and thirty years for buildings and improvements.

Property, furniture, and fixtures consisted of the following at September 30, 1998:

Buildings and improvements					                        $   145,152
Furniture, fixtures and equipment				                      217,097
   Subtotal								                                        362,249

Less:  Accumulated depreciation and amortization	          160,494
   Net property, furniture, fixtures and equipment	    $   201,755



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997


1.  Summary of Significant Accounting Policies (continued):
@
		Income  Per Common Share

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

As of September 30, 1998, the Company has sold 278,461 membership points. Based on the number of membership points sold, the Company is required to purchase a minimum inventory of 40 condominium units. Currently, the Company owns 12 condominium units free and clear, and has purchased
26 condominium units which are subject to mortgages in the principal amount of approximately $1,271,300 as of September 30, 1998. In addition, the Company is in negotiations to purchase the remaining 2 condominium units for a purchase price of approximately $180,000.

Membership Interests Held for Sale

Costs incurred in connection with preparing membership interests for sale are capitalized and include all costs of acquisition, renovation and furnishings of condominiums as well as operating, marketing and selling expenses.
Membership interests held for sale are valued at the lower of cost or net realizable value in accordance with the provisions of Statement of Financial Accounting Standards
("SFAS") No. 67, "Accounting for Costs and Initial Rental
Operations of Real Estate Projects". During fiscal 1998 and 1997, the Company had adjusted Deferred Membership
Interest Held for Sale over budget in the aggregate amount of approximately, $2,207,000 and $2,936,000, respectively.







DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997

1.  Summary of Significant Accounting Policies  (Continued)

		Revenue and Profit Recognition

Sales of membership interests are recognized and included in Revenues after certain "down payment" and other
"continuing investment" criteria are met. Revenue recognition is in accordance with the provisions of SFAS No. 66 "Accounting for Sales of Real Estate". The agreement for sale generally provides for a down payment and a note payable to the Company in monthly installments, including interest, over a period of up to 7 years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of membership interests and the condominium is placed in service free and clear of all encumbrances. The sales price, less a provision for cancellation, is recorded as revenue and the cost related to such net revenue of the membership interest is charged against income in the year that revenue is recognized. If a purchaser defaults under the terms of the contract, after all rescission and inspection periods have expired, payments are generally retained by the Company. During fiscal 1998 and 1997, the Company recognized approximately $681,000 and $2,930,000 in membership revenue, respectively.

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





S-10
DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997


2.  Related Party Transactions

Certain of the Company's executive officers, Directors, and principal stockholders have been at various times, including during the two years ended September 30, 1998, officers, Directors, and principal stockholders of Great American and its affiliates. Mr. Bellantoni, the Chief Executive and Financial Officer and a Director of the Company was Vice President and Chief Financial Officer of Great American and is currently the Treasurer and a Director of Great American subsequent to the Chapter 11 Proceedings. Gene Mulvihill, the former Chairman of the Board and Chief Executive Officer of the Company is a former Officer of Great Mountain Development Corporation ("GMD") and former Chairman of the Board and Chief Executive Officer of Great American. Mr. Gene Mulvihill's son, Andrew Mulvihill, is an Executive Officer of Resort Club and a former officer of GMD. Mr. Gene Mulvihill may also be deemed to be an affiliate of Stonehill Recreation and Berkowitz Wolfman Assoc., Inc.

Commencing in June 1993, Resort Club entered into arrangements with Great American to provide amenities and access to certain properties for the benefit of Resort Club members. Under amended and restated agreements entered into in March 1996, the consideration paid for the use of these amenities was a payment equal to 10% of the gross sales price of the Resort Club memberships. The amenities included admission passes to the Vernon Valley and Great Gorge ski facilities, admission passes to the summer participation theme park and admission passes to the Mountain Top Recreation Center for a period of 35 years. In addition, commencing in 1993, Stonehill Recreation Corporation, the owner of a health club and spa facility contiguous to the Great American ski facilities and summer participation theme park, agreed to provide access to the Resort Club members to its health club and spa facility (the "Spa"). Under amended and restated agreements entered into in March 1996, the consideration for these Spa amenities was the payment of $25,000 for each condominium unit controlled by Resort Club in the adjacent Great gorge Village condominium development. On April 2, 1996, Great American and its subsidiaries, filed voluntary petitions with the United States Bankruptcy Court for the District of New Jersey seeking reorganization under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 'Proceedings'"). In order to attempt to ensure the collectability of the advances made by the Company to Resort Club, which aggregated $9,719,900 at June 30, 1997, and maintain the viability of Resort Club's future business operations, including the continued payment of its outstanding membership receivables, management determined that it was in the Company's best interest to assist Great American in resolving the Chapter 11 Proceedings for the reason that the majority of the Resort Club amenity package was owned and operated by Great American and the failure of Great American to continue to provide these amenities to the Resort Club members would jeopardize the continued operation of the Resort Club. In the event the Resort Club's operations failed to continue, management of the Company believed the Company was exposed to claims by Club Members for recession of their membership purchase agreements, aggregating $18,417,500. At June 30, 1997, under the amended and restated agreements described above, the Company owed approximately $540,000 to Great American on account of the amenities it agreed to provide to Resort Club members and owed approximately $738,000 to Stonehill Recreation Corporation on account of the amenities it agreed to provide. On July 10, 1997, the Company and its wholly-owned subsidiaries entered into an agreement pursuant to which the Company agreed to make certain contributions to resolve the Chapter 11 Proceedings of Great American and received certain benefits described below:

A. The Company repaid in full the claims of Summit Bank
	("Summit"), Lakeview Savings Bank ("Lakeview")
	Savings and Public Loan Corporation against Great
	American in the aggregate amount of approximately
	$4,700,000.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997


2.  Related Party Transactions (Continued)

B. Paid $1.8 million in cash to Great American, which included $100,000 allocated for costs in connection with soliciting the Great American Plan of Reorganization.

C. Agreed to allocate 100% of the Resort Club net cash flow to pay the notes of professionals, indenture trustees and others, which aggregated approximately $4,000,000 (the "Resort Club Notes"), and a $7.5 million unsecured creditor's note (the "Resort Club Unsecured Creditors' Note"). Any proceeds dividended to Great American subsequent to the Conclusion Chapter 11 Proceedings from Stonehill Recreation also will be used to pay the Resort Club Notes and the Resort Club Unsecured Creditors' Note. Such net cash flow and dividends will be allocated and distributed with the first $1,000,000 of such net cash flow allocated to pay the Resort Club Notes in partial satisfaction of unpaid allowed professional fees and expenses and other administrative claims. After distribution of the first $1,000,000 of net cash flow, 50% of net cash flow thereafter will be paid pro rata under the Resort Club Notes and 50% of such net cash flow will be paid in satisfaction of the Resort Club Unsecured Creditors' Note. The Resort Club Notes and Resort Club Unsecured Creditors' Note are non-interest bearing. As a result, the Company has imputed an interest rate of 24% and recorded as liabilities both notes at a discounted value of $7,505,210.

D. Transferred to Great American certain ski facility maintenance equipment used on the Vernon Valley ski area previously leased to Vernon Valley by the Company and 54 building lots owned by the Company prior to the sale of Great American's assets in its Chapter 11 Proceedings.

E.	Great American received from the Company (i) 35% of the
	common equity of Resort Club and 35% of the common equity of Stonehill Recreation and (ii) the Resort Club
	Unsecured Creditors' Note described above.

F.	Resort Club received 275 excess capacity passes per day
	(the "Excess Passes") for use at the Great Gorge Resort by actual Resort Club members. Daily usage of the Excess Passes is limited to such number of Excess Passes that will not interfere with the usage of the Great Gorge Resort in greater than an agreed capacity.

G.	Resort Club is permitted to purchase additional passes
	but is not, under any circumstances, permitted to use such passes to solicit new Resort Club members.

H.	Resort Club was granted (i) a 25 year license to use six
	of the existing cabins and four lots on the Mountaintop Recreation Center and (ii) a lease of the Mountaintop Recreation Center for a nominal price for an initial term of one (1) year, with twenty-four (24) automatic one year extensions.

I. Resort Club was granted a five year lease to operate on the ski area and summer recreational theme park property a winter time-share office at two specified locations and a summer time-share sales office at one specified location at an aggregate rental of $100 per month.

J.	Resort Club was granted a ten (10) year lease to
	operate a time-share "closing house" at a rental of $500 per month.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997


2.  Related Party Transactions (Continued)

K. Resort Club assumed the defense of, and assumed the liabilities associated with, post-petition personal injury claims arising out of the post-petition operation of Great American's businesses to the date of the consummation of the sale of the Great American assets in the Chapter 11 Proceedings; provided, however, that to the extent possible, payment of such liabilities is first to be made from a $300,000 amusement bond held by Great American.

L.	Praedium Phoenix, L.L.C. ("Praedium") was granted a
	$3.2 million first mortgage lien on the assets of Stonehill Recreation Corporation, including, but not limited to, the Spa (the "Spa Mortgage"), which lien has been satisfied.

M.	Great American transferred to Stonehill Recreation
	Corporation a 9-hole executive golf course and clubhouse adjacent to the Spa.

In consideration for the Company's contributions, ownership of Stonehill Recreation was transferred to the Company contemporaneously with a 35% interest in Stonehill Recreation being transferred to Great American at the conclusion of the Chapter 11 Proceedings. Subsequently, the Company exchanged its 65% ownership interest in Stonehill Recreation, effective October 16, 1997, for 100% of the capital stock of Billhill, Inc., a real estate holding company affiliated with Mr. Gene Mulvihill, the Company's former Chairman of the Board and Chief Executive Officer. Billhill, Inc. held an approximately 153.51 acre parcel of vacant land on the top of Hamburg Mountain in Vernon, New Jersey. This property was sold to Intrawest Corporation ("Intrawest") on February 17, 1998 for $840,000. (Note
10).

Accordingly, as of October 16, 1997, the Company recorded a loss as a consequence of its participation in the settlement of the Great American Chapter 11 Proceedings as follows:



Repayment of Lakeview and Summit Mortgage   			$  2,649,467
Contribution of land						                        2,070,000
Cash payout								                               1,855,000
Sale of Space Shot						                             65,651
Transfer of Piston Bullies					                     176,600
Legal and contingency reserve					                  605,384
Contribution of condominiums					                   245,476
Contribution of Great Gorge Note				                 50,000
Issuance of Unsecured Notes		        			          7,505,210
   Less:
Forgiveness of amenities debt			             		  (1,544,778)
Receipt of leasehold and contract rights			        (782,000)
Release of mortgages and real estate	        		    (469,500)
Net recorded loss						                       	$ 12,426,510




In March 1993, Mountain Resort Properties, Inc. ("MRP"), a corporation wholly owned and controlled by Andrew Mulvihill, the son of Gene Mulvihill, entered into an agreement with Resort Club, whereby in return for compensation of 3% of the gross sales of Resort Club, MRP is responsible for providing the following services to Resort Club: 1) develop a club membership program; 2) develop accommodation inventory; 3) develop and construct the Mountain Top Recreation Area and all inclusive amenities;

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997


2.  Related Party Transactions (Continued)

4) acquire and renovate condominium inventory for Resort
Club; 5) recruit and manage a sales, marketing, administrative, and fulfillment team; 6) develop and implement a business plan; and 7) manage collections.
During the two years ended September 30, 1998, Resort Club paid $219,000 and $166,000, respectively, to Mr. Mulvihill pursuant to these arrangements. As a consequence of the Company discontinuing the sale of Resort Club memberships, Mr. Mulvihill is not currently providing services pursuant to this agreement.

The Company is obligated to Mr. Gene Mulvihill in the amount of $257,480 as of September 30, 1998 on mortgage indebtedness arising out of the Company's purchase in March 1996 of nine condominium units. The mortgage indebtedness is due in equal monthly installments of principal and interest through December 2000 and bears interest at 10.25% per annum.

The Company's executive office premises are leased in a building owned by a general partnership in which Mr. Gene
Mulvihill is a 50% partner.  During the two years ended
September 30, 1998, the Company paid to the partnership
$24,927 pursuant to the terms of the lease.

During the year ended September 30, 1997, the Company leased certain ski facility maintenance equipment to the Great American ski area. Rental payments were structured so that the Company earned a 28% return; however, Great American did not make any payments under the agreement. This equipment was transferred to Great American as part of the resolution of Great American's Chapter 11 Proceedings having a carrying value of $176,600 at the time.

The Company also leased from Great American the ski rental shops and related equipment located at the Vernon Valley-
Great Gorge ski area. During the year ended September 30, 1997, the Company paid rental of $950,000 to Great American pursuant to these arrangements. This lease was terminated in connection with the resolution of Great American's
Chapter 11 Proceedings.

At September 30, 1997, the Company was owed $97,134 by Great American as the balance outstanding on $269,500 loaned by the Company to Great American in January 1996, prior to the Chapter 11 Proceedings. In connection with the resolution of the Chapter 11 Proceedings, the Company accepted a payment of $46,000 in satisfaction of this obligation.

In conjunction with the resolution of Great American's Chapter 11 Proceedings, the Company sold for $900,000 to Praedium, a Space Shot amusement attraction, formerly leased to Great American. Such assets had a carrying value at the time of $965,651.

Prior to September 30, 1997, in connection with the Company's decision to assist Great American in resolving its Chapter 11 proceedings, the Company had paid an aggregate of $2,739,782 to Summit and Lakeview in consideration of their forbearance agreements with respect to loans to Great American that had gone into default and that had been guaranteed by Mr. Gene Mulvihill and two of his associates. These loans were repaid in full by the Company as part of the resolution of Great American's Chapter 11 Proceedings.

At September 30, 1998, Stonehill Recreation owed the Company $1,560,134 including accrued interest arising out of cash advances from the Company to Stonehill Recreation. The obligation bears interest at 18% per annum and is due on demand.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997


2.  Related Party Transactions (Continued)


Also at September 30, 1998, the Company is obligated to Berkowitz Wolfman Assoc., Inc. in the amount of $1,039,431 arising out of cash advances from Berkowitz Wolfman Assoc., Inc. Such obligation bears interest at 15% per annum and is due on demand but if no demand is made, then on October 1, 1999.

In February 1998, the Company deposited in escrow with Lakeview the sum of $500,000 as additional collateral on a first mortgage loan to Stonehill Recreation from Lakeview.
The mortgage loan is due to be repaid on June 30,1999.

The Company is currently engaged in negotiations with Stonehill Recreation with respect to compensation to be paid by the Company to Stonehill Recreation for the use of the Spa facility by Resort Club members.

In March 1996, Mr. Bellantoni purchased from the Company for $15,625 a total of 25,000 shares of common stock of The
RiceX Company. The shares were purchased at the Company's cost of $0.625 per share which approximated a fair market value at the time due to trading restrictions placed on the stock. In addition, Mr. Bellantoni is indebted to the Company in the amount of $13,660. The loan bears interest at 8% and is due to be repaid on demand.


3.  Investment in Silver Shield Mill

During fiscal 1998, the Company sold 10 acres of land in Ouray, Colorado, with the "Silver Shield" Mill located thereon for a selling price of $300,000 and recorded a gain of approximately $73,100 on the transaction.


4. Extrusion Note

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997


4.  Extrusion Note (Continued)

During fiscal 1997, the Company sold 315,400 shares of Food
Extrusion for an aggregate purchase price of approximately
$1.1million and recorded a gain of approximately $923,600 on the transactions.

During fiscal 1998, the Company sold its remaining 262,600 shares of Food Extrusion for approximately $1,138,000 and recorded a gain of approximately $994,470 on the transactions.


5.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 1998 consist of the following:

	Accounts Payable	                 				$   417,971
	Accrued payroll and payroll taxes	   	     34,893
	Accrued condo purchase (Note 8)		         180,000
	Accrued income taxes (Note 6)			          575,215
	Accrued fulfillment deficit (Note 8)	   3,236,047
	Accrued interest					                      91,956
	Accrued other				                    	    260,468
                  		                  	$ 4,796,550


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997

6.  Income Taxes

The tax expense (benefit) for the years ended September 30, 1998 and 1997 consists of the following components:


					For the year ended September 30,

            						1998	      		1997

Current
   	Federal		   		$  (120,214)	$  (243,451)
   	State					            -0-		        -0-
						               (120,214)	   (243,451)
Deferred
	   Federal			   	 (3,957,738)	        -0-
	   State 				   	 (1,701,120)	        -0-
         						    (5,658,858)	        -0-

           						$ (5,779,072)	$  (243,451)


The income tax benefit for the year does not bear the expected relationship between pretax loss and the federal corporate income tax rate of 34% because of the direct effect of state and local income taxes.

The reconciliation between the actual and expected federal tax is as follows:


Federal corporate tax rate of 34% and applicable
  AMT applied to pretax loss				                  $  4,617,968	$  179,961

State and local taxes, net of federal benefit	       1,122,740	       -0-

Effect of capital loss over capital gain		                 -0-	    (1,645)

Effect of non-deductible entertainment		                (6,934)	    (7,231)

Effect of tax vs. book depreciation			                     244	   (10,407)

Effect of capital loss carry forward		                  45,054	    45,054

Effect of NOL limitation				                               -0-	    37,718

Total tax benefit	                           					$  5,779,072	$  243,450






DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997

6.  Income Taxes (continued)

Deferred income taxes as reported on the balance sheet consists of:

	                         						September 30,
 	                         				1998		       1997

Deferred tax assets		         $  5,858,858	$    -0-
Deferred tax liabilities	         (200,000)	     -0-
Valuation allowance		           (5,658,858)	     -0-

                         					$        -0-	$    -0-

As at September 30, 1998 the Company had net operating losses (NOL) of $13,096,520. This amount is available to be carried back three years to offset past taxable income. Any remaining NOL after the carry back is available to offset future taxable income. The carry forwards begin to expire for the year ended September 30, 1999. The company has provided a full 100% valuation allowance on the deferred tax assets as at September 30, 1998 and 1997 to reduce such deferred income tax assets to zero as it is the management's belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles. Management will review the valuation allowance required periodically and make adjustments as warranted.

7.  Debt

  	Secured Debt

On March 31, 1996, the Company entered into an agreement to purchase 9 condominiums from Mr. Gene Mulvihill for an aggregate purchase price of $878,500. Of the condominiums purchased, eight condominiums are located in the Great Gorge Resort and one is located in the Resort of Palmas Del Mar, Puerto Rico. As of September 30, 1998, the Company has a remaining balance due on the purchase of approximately $257,480, which is evidenced by a note payable bearing interest at 10.25%.

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

During fiscal 1996, 1997 and 1998 the Company purchased condominiums in the Great Gorge Village, Vernon, New Jersey, from unrelated individuals. The condominiums are used as accommodation inventory in connection with the sale of membership interests through Resort Club. The purchase of the condominiums typically required a down payment with the balance payable through a purchase money mortgage. The terms of the mortgages varied with interest ranging from 8% to 10.25%. As of September 30, 1998, the aggregate remaining balance on these mortgages was approximately $1,013,790.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997

7.  Debt (Continued)

	Secured Debt (Continued)

On May 18, 1997 the Company entered into a loan agreement with Binghamton Savings Bank ("Binghamton"), the Company's primary lender in the principal amount of $2,000,000.
Pursuant to the loan agreement, the amount owed from the Company is collateralized by a first mortgage on substantially all of the Company's assets. The loan bears interest at 12.5% and is due and payable as follows:

17 consecutive monthly interest payments, beginning
June 13, 1997, with interest calculated on the unpaid principal balance at an interest rate of 12.5% per annum 6 consecutive monthly principal payments of $50,000.00 each, beginning June 13, 1997, with interest calculated on the unpaid principal balances at an interest rate of 12.25% per annum; 6 consecutive monthly principal payments of $75,000.00 each, beginning December 13, 1997, with interest calculated on the unpaid principal balance at an interest rate of 12.25% per annum, 5 consecutive monthly principal payments of $100,000.00 each, beginning June 12, 1998, with interest calculated on the unpaid principal balance at an interest rate of 12.25% per annum; and 1 principal and interest payment of $757,911.46 on November 13, 1998, with interest calculated on the unpaid principal balance at an interest rate of 12.25% per annum.


On August 6, 1997, the Company entered into a third loan agreement with Binghamton in the principal amount of $1,500,000. The loan bears interest at 12.25%

Simultaneously with the closing of the third loan agreement, the Company entered into a Mortgage Modification and Consolidation Agreement, whereby the first mortgage and the second mortgage were combined, consolidated, and made equal and coordinate in lien on the collateral without priority of one over another, so that together they are one first mortgage. As of August 6, 1997, the balance due and owing on this loan was $3,025,000 payable as follows:

The principal sum of $50,000 plus accrued interest on the 13th day of each month commencing September 13, 1997 and on the 13th day of each month thereafter until March 13, 2000, when the entire unpaid principal balance plus accrued interest is due and payable.

As of September 30, 1998, the principal balance outstanding on this loan was $1,545,000.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997

7.  Debt (Continued)

	Secured Debt (Continued)

Secured Debt as of September 30, 1998 is summarized as follows:

	Building and land purchased, August 1992
	  10%, principal and interest of $901 payable
	  monthly to August 2001, balloon payment of
	  $77,962 at September 1, 2001			                        $    84,720
	Condominiums purchased, December 1995
	  through September 1997 with interest ranging
	  from 8.00% to 10.25%, monthly principal and interest
	  payments ranging from $484 to $2,055
	  payable monthly to December 2000			                      1,271,276
 	Loan Agreement dated June 6, 1994,
	  15% interest due monthly, balloon payment
	  of $1,000,000 on June 10, 2000			                        1,000,000
	Loan Agreements dated May 18, 1997 and
	  August 6, 1997, 12.25% interest due monthly
	  with monthly principal payments of $50,000,
	  balance due March 13, 2000				                           1,545,000
	Total mortgages	3,900,996
	Less total current portion	                           			    800,615
	Total noncurrent portion		                             		$ 3,100,381


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997

7.  Debt (Continued)

Unsecured Notes Payable

On July 30, 1997, the Company entered into an agreement to purchase and accept by assignment from an unaffiliated entity ("Public Loan Company"), Public Loan Company's entire right, title and interest in a loan in the principal amount of $1,668,300 and accrued and unpaid interest of $1,302,717. The loan is collateralized by certain land on top of the Vernon Valley/Great Gorge ski areas. The purchase price of the loan was comprised of 800,000 shares of the Company's common stock and an interest free note in the principal amount of $540,000 payable in 36 equal monthly installments of $15,000 commencing June 15, 1997. The loan was discounted to $450,000 and yields an effective interest rate of 12.25%. As of September 30, 1998, the principal balance of this loan was approximately $219,000.

In connection with the Great American Settlement (see Note
2), Resort Club agreed to allocate 100% of its net cash flow to pay the notes of professionals, indenture trustees, Richard Wright and Matt Harrison, both restructuring officers of Great American ("Resort Club Notes"), and a
$7.5 million unsecured creditors' note (the "Resort Club Unsecured Creditors' Note"). Similarly, any proceeds dividended to reorganized Great American from Stonehill Recreation will be used to pay the Resort Club Notes and the Resort Club Unsecured Creditors' Note. Such net cash flow and dividends will be allocated and distributed as follows:
The first $1,000,000 of such net cash flow will be allocated and distributed to pay the Resort Club Notes in partial satisfaction of unpaid allowed professional fees and expenses and unpaid allowed indenture trustee administrative claims, and unpaid claims of Richard Wright and Matt Harrison. After distribution of the first $1,000,000 of net cash flow, 50% of net cash flow thereafter will be paid pro rata under the Resort Club Notes and 50% of such net cash flow will be paid in satisfaction of the Resort Club Unsecured Creditors' Note; and provided further, that the amount and the terms of the Resort Club Notes and Resort Club Unsecured Creditors' Note shall be reasonably satisfactory to the holders of such notes and be limited in a matter so as not to materially impair the operation of the business of the Resort Club. The Resort Club Notes and Resort Club Unsecured Creditor's Note are non-interest bearing. As a result, the company has imputed an interest rate of 24% and recorded the notes at a discounted value of $7,505,210. As of September 30, 1998, the carrying value of these notes was approximately $8,856,100.

At September 30, 1998, the Company is obligated to Berkowitz Wolfman Assoc., Inc. in the amount of $1,039,431 arising out of cash advances from Berkowitz Wolfman Assoc., Inc.. Such obligation bears interest at 15% per annum and is due on demand but if no demand is made, then on October 1, 1999.

Other Information

Aggregate principal reductions of debt as of September 30, 1998 are summarized as follows (000's omitted):


                            			Unsecured
                			Secured		   Notes
Fiscal Year		      Debt			     Payable		   Total

1999	            		$  800,615		$1,680,000		$2,480,615
2000		            	$2,161,316		$2,578,181		$4,739,497
2001 and
 thereafter	      	$  939,065		$5,856,146		$6,795,211


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997

8. Commitments and Contingencies

Subsequent to the sale of the Company's former Cellular Phone System, the Company transferred its executive offices to 355 Madison Avenue, Morristown, New Jersey. In connection with this move, the Company entered into a lease agreement with St. Marks Associates, a real estate partnership owned 50% by Mr. Gene Mulvihill. The lease provides for a lease term of 5 years commencing December 1, 1995 with a base rent of $1,558 per month and a monthly payment of approximately $519 for the Company's proportionate share of impositions and operating expenses which management believes approximates fair market value. The lease provides for rental adjustments for changes in the Consumer Price Index.

As of September 30, 1998, the Company has sold 278,461 membership points. Based on the number of membership points sold, the Company is required to purchase a minimum inventory of 40 condominium units. Currently, the Company owns 12 condominium units free and clear, and has purchased 26 condominium units which are subject to mortgages in the principal amount of $1,271,276. In addition, the Company is in negotiations to purchase the remaining 2 condominium units for a purchase price of approximately $180,000.

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

As of September 30, 1998, management has determined that based on the average per point assessment, annual membership fees are insufficient to cover operating expenses such as maintenance, check-in services and real estate taxes and, as a result, a deficit of $1.49 per point exists. Based on an aggregate of 278,461 points sold through September 30, 1998, a $444,336 per year deficit exists which is the obligation of Resort Club. Management has calculated the net present value of this obligation to be approximately $3,236,047.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997

9.  Common Stock

On July 30, 1997, the Company entered into an agreement to purchase and accept by assignment from Public Loan Company, Public Loan Company's entire right, title and interest in a loan in the principal amount of $1,668,300 and accrued and unpaid interest of $1,302,717. The loan is collateralized by certain land on top of the Vernon Valley/Great Gorge ski areas. The purchase price of the loan was comprised of 800,000 shares of the Company's common stock and an interest free note in the principal amount of $540,000 payable in 36 equal monthly installments of $15,000 commencing June 15, 1997. The loan was discounted to $450,000 and yields an effective interest rate of 12.25%. In connection with the issuance of the 800,000 shares, the Company has agreed to repurchase 500,000 shares in the event Public Loan Company is unable to sell 500,000 shares at $3.00 per share over a twelve month period following the full execution of the agreement or the delivery of the shares to Public Loan Company, whichever is earlier, then in that event, the Public Loan Company shall have an option over the following twelve months to require the Company to repurchase the 500,000 shares from Public Loan Company at $3.00 per share over a two year period commencing on the date Public Loan Company exercises this option in such amounts as Public Loan Company and the Company mutually agree, provided, however, such shares are fully repurchased within the said subsequent two year period and Public Loan Company repurchases such number of shares on a monthly basis such that the proceeds payable to Public Loan Company by the Company are not less than the sum of $62,500 per month, thereby resulting in Public Loan Company receiving the sum of $1,500,000 from the Company.

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

On September 18, 1998, Mr. Gene Mulvihill, the Company's former Chairman of the Board and Chief Executive Officer, exercised a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $0.10 per share.

Non-qualified Stock Option Plan and Option to Purchase
Common Stock

The Company has adopted a non-qualified stock option plan and reserved 125,000 shares for issuance pursuant thereto. Options are non-transferable; expire if not exercised after five years; may not be exercised until after the completion of one year of service with the Company by the employee; are exercisable at the rate of one-fifth of the shares optioned per year and are issuable to employees in such amounts and at such prices as determined by the Board of Directors, provided that no single employee may be granted options to purchase more than 7,500 shares and persons owning more than 10% of the Company's outstanding shares are excluded from participation in the plan. Options are protected against dilution resulting from stock recapitalization. As of September 30, 1998, no options had been issued under the plan.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997

10.  Intrawest Transaction

The entity presently providing Resort Club members with admission to its summer participation theme park and skiing facilities is Great Gorge Resort, Inc. ("Resort"), a subsidiary of Intrawest, which owns and operates the summer participation theme park and a winter recreational ski area in Vernon Township, Sussex County, New Jersey. Resort completed the purchase of the ski area and the summer participation theme park on February 17, 1998 from Angel
Projects, L.L.C. ("Angel"). Angel, an affiliate of
Praedium, purchased the summer participation theme park and skiing facilities pursuant to a section 363 sale under the Federal Bankruptcy Rules whereby the summer participation theme park and ski area were purchased "free and clear" of all liens from Great American.

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

11.  Bill Hill Transaction

During the second quarter of fiscal 1998, the Company exchanged its 65% equity interest in Stonehill Recreation for 100% equity interest in Bill Hill, Inc., a real estate holding company with land holdings in Vernon, New Jersey.
On February 19, 1998, the Company sold these land holdings to Intrawest realizing net proceeds of $840,000. The
Company is currently negotiating with Stonehill Recreation with respect to future use of amenities by Resort Club members.

12.  Subsequent Events (Unaudited) Not Covered By
Independent Auditor's Report

On or about December 28, 1998, the Company sold 555,555 shares of the Company's common stock to two unaffiliated corporations and 1,111,111 shares to an unaffiliated individual at a per share price of $0.18.

During the third quarter of fiscal 1999, the Company negotiated a restructuring of its $7.5 million Unsecured Creditors Note with GAR, Inc. Pursuant to the terms of the agreement, the Company will issue $750,000 fair market value of its common stock in return for the cancellation of the $7.5 million Unsecured Creditors Note. The agreement is subject to Bankruptcy Court approval.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997


12.  Subsequent Events (Unaudited) Not Covered By
Independent Auditor's Report (continued)

On January 15, 1999, the Company entered into a third loan agreement with Binghamton in the principal amount of $500,000. The loan bears interest at 12.25%

Simultaneously with the closing of the third loan agreement, the Company entered into a Mortgage Modification and Consolidation Agreement, whereby the first, second and the third mortgage were combined, consolidated, and made equal and coordinate in lien on the collateral without priority of one over another, so that together they are one first mortgage. As of January 15, 1999, the balance due and owing on this loan was $1,845,000 payable as follows:

The principal sum of $50,000.00 plus accrued interest on the 13th day of each month commencing September 13, 1997 and on the 13th day of each month thereafter until December 13, 2000, when the entire unpaid principal balance plus accrued interest is due and payable.

In March 1996, the Company entered into a $1.75 million secured loan with the RiceX Company ("RiceX"). In
December 1998, the Company entered into a Loan Participation Agreement with FoodCeuticals, L.L.C. ("FoodCeuticals") whereby the Company contributed its secured loan with RiceX including accrued interest due from RiceX in the aggregate of approximately $2 million and FoodCeuticals contributed its secured loan due from RiceX in the amount of $1.85 million. The Company and FoodCeuticals' collateral includes certain tangible and intangible assets by RiceX including RiceX's intellectual property. These assets represent substantially all of the assets in RiceX. In addition, FoodCeuticals received an aggregate of 940,679 shares of RiceX's common stock and a warrant to purchase an aggregate of 3,743,540 shares of RiceX's common stock at an exercise price of $0.75 per share. Collectively, the Company's and FoodCeuticals secured loans of $2 million and $1.85 million, respectively, are hereinafter referred to as the Participation Loan. Pursuant to the Loan Participation Agreement, the Company and FoodCeuticals share pro rata as to the Participation Loan, warrants, shares and collateral due, payable or granted under the Loan Agreement to the extent that their participation amount bears to the total Participation Loan. As a result, the Company received $409,421 shares of RiceX common stock and a warrant to purchase 1,429,338 shares of RiceX common stock.


