Form 10QSB
period 1998-12-31
DOMINION RESOURCES INC /DE/
filed 1999-09-09
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from    to

Commission file number    0-10176

DOMINION RESOURCES, INC
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

Yes           No X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class                           Outstanding at August 1, 1999
Common Stock, $0.01 par value        7,630,576


DOMINION RESOURCES, INC. AND SUBSIDIARIES

FORM 10-QSB

QUARTER ENDED DECEMBER 31, 1998

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



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS


                                      							December 31,   	September 30,
                                        					1998	          	1998
                                      							(Unaudited)   		(See note below)

Current assets:
Cash and cash equivalents 			                $       670,511	$       628,159
Membership receivables, net (including
 allowance for doubtful accounts of $448,382
 at December 31, 1998 and $393,423 at
 September 30, 1998				                            1,148,833	      1,254,793
Prepaid expenses and other assets		                  356,693	        336,060
Investment in mutual fund and other
 marketable securities				                           115,252	        115,242
Accrued interest and other receivables	            1,376,548	        933,292
Deferred membership interests
  held for sale					                               8,017,845	      8,381,774
    Total current assets			                       11,685,682	     11,649,320

Property, equipment, furniture and fixtures, net
  of accumulated depreciation and amortization of
  $169,741at December 31, 1998 and $160,494 at
  September 30, 1998				                             252,750	        201,755

Other assets:
 Membership receivables, net (including
  allowance for doubtful accounts of $1,686,770
  at December 31, 1998 and $1,480,021 at
  September 30, 1998				                           4,321,805	      4,720,415
 RTC mortgages					                                  155,791	        155,791
 Note receivable - Stonehill Recreation
  (Note 3)						                                   2,262,112	      1,689,573
 Note receivable and accrued interest-
  RiceX, Inc.		                           			      1,624,475	      1,602,639
 Investment in RiceX, Inc.			                        813,396	            -0-
 Real estate and real estate related
  activities					                                    557,027	        560,000
      Total other assets			                        9,734,606	      8,728,418
      Total assets 				                        $  21,673,038 	$    20,579,493


Note: The balance sheet at September 30, 1998, has been taken from the audited financial statements at that date and condensed.


See accompanying notes.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY


                                       								December 31,	  September 30,
                                       								1998			        1998
                                       								(Unaudited)		  (See note below)
Current Liabilities:
 Secured debt, current portion			              $      808,129	$     800,615
 Unsecured notes payable, current portion		         1,680,057	    1,680,000
 Accounts payable and accrued liabilities		         5,038,501	    4,796,550
 Deferred membership revenue				                   11,595,385	   11,658,639
     Total current liabilities			                  19,122,072	   18,935,804

Long-term liabilities:
 Secured debt, net of current maturities		          2,886,856	    3,100,381
 Unsecured notes payable, net of current
   maturities						                                 9,736,185	    8,434,327
                                       								    12,623,041	   11,534,708

Redeemable common stock; par value $0.01
 per share 458,333 and 483,333 shares outstanding
 at December 31, 1998 and September 30, 1998;
 redeemable at $3.00 per share in July 1998
 through July 2000		                        			     1,375,000	    1,450,000

Stockholders' equity:
 Common stock, $0.01 par value; Authorized -
  25,000,000 Shares; issued and outstanding -
  7,280,576 shares at December 31, 1998 and
  5,058,354 shares at September 30, 1998		             72,806	       50,584
 Additional paid-in-capital				                     5,647,984	    5,270,206
 Accumulated deficit					                         (15,766,952)  (15,260,896)
 Less: 1,350,646 shares held in treasury
  at December 31, 1998 and September 30, 1998	     (1,400,913)   (1,400,913)
  Total stockholders' equity				                  (11,447,075)  (11,341,019)
  Total liabilities and stockholders' equity	  $   21,673,038	$  20,579,493


Note: The balance sheet at September 30, 1998, has been taken from the audited financial statements at that date and condensed.


See accompanying notes.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
(Unaudited)



						                                   		1998	      		1997
Revenues:
  Membership revenue			                  		$       -0-		$       -0-
  Membership annual fee revenue			              70,213		     75,368
  Other revenue						                           24,031		     40,056
     Total revenues					                        94,244		    115,424

Expenses:
  Other operations			                    		     19,094		     74,955
  Membership operations				               	    289,518		    135,957
  Membership maintenance				                   191,242		     80,392
  Marketing and selling 				                   115,643		    220,862
  General and administrative expenses		        178,967		    146,581
  Depreciation and amortization			               3,674		      3,251
     Total expenses					                       798,138		    661,998

Income (loss) from operations				             (703,894)	   (546,574)

Other income (expenses):
 Interest income						                         142,067		     76,408
 Financing fee income					                     531,714		        -0-
 Interest expense						                       (467,642)	   (476,407)
 Amortization of deferred financing costs		    (14,931)	    (72,915)
 Gain on sale of marketable securities		           -0-		    882,635
 Gain on sale of real estate and RTC mortgages   6,630		     40,123
 Great American Settlement				                     -0-		(12,426,510)
     Total other income (expenses)			          197,838		(11,976,666)

Income (loss) before income taxes 			         (506,056)	(12,523,240)
  Income taxes						                               -0-		        -0-
Net income (loss)	                    					$  (506,056)	$(12,523,240)

Net income (loss) per common share 		     	$     (0.10)	$      (2.43)

Weighted average number of share used
  in computing net income per share			       5,130,818		   5,158,354



See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
(Unaudited)



                                      							1998	         		1997
Cash flows provided by (used in) operating activities:
  Net Income (loss)	                      			$     (506,056)	$    (12,523,240)
Adjustments to reconcile net income to net cash provided
by continuing operating activities:
  Depreciation and amortization		                     3,674	           17,709
  Amortization of interest income		                 (21,836)	         (21,836)
  Amortization of interest expense		                337,734	          337,734
  Amortization of deferred financing costs			        14,931	           72,915
  Financing fee income (RiceX)		                   (531,714)	             -0-
  Gain of sale of marketable securities	                -0-	         (882,635)
  Great American Settlement			                          -0-	       12,426,510
Changes in assets and liabilities:
  Membership receivables			                         504,570	         (115,754)
  Accrued interest receivable and other
   Receivables					                                (443,256)	        (189,898)
  Prepaid expenses and other assets		               (35,562)	         116,545
  Deferred member expenses			                       363,929	         (404,571)
  Accounts payable and accrued expenses	            (39,733)	         120,894
  Deferred membership revenue			                    (63,254)	         746,166
Net cash provided by (used in) operations	         (416,573)	        (299,461)

Cash flows from investing activities:
  Sale of (investment in) real estate and real
    estate related activities			                      2,973	          129,804
  Note Receivable - Stonehill Recreation	          (572,539)	             -0-
  Sale of (investment in) mutual fund and other
    marketable securities			                            (10)	         995,196
  Sale of RTC mortgages				                             -0-	           40,786
  Capital expenditures				                          (54,669)	          (3,318)
Net cash (used in) investing activities	           (624,245)	       1,162,468

Cash flows from financing activities:
  Proceeds from sale of common stock	               400,000	              -0-
  Proceeds from borrowings			                     1,002,876	              -0-
  Repayment of borrowings			                       (244,706)	        (911,216)
  Redemption of Common Stock		              	       (75,000)	             -0-
Net cash provided by (used in) financing
 Activities						                                 1,083,170	         (911,216)

Increase (Decrease) in cash			                       42,352	          (48,209)
Cash balance, beginning of year		                   628,159	          126,368
Cash balance, December 31, 1998	            	$      670,511	 $         78,159


See accompanying notes.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
(Unaudited)




                        							1998	      		1997
Investment in RiceX			        	$   813,396		$      -0-
Financing fee income				          (531,714)	       -0-
Deferred interest income			       (281,682)	       -0-
Great American Settlement			           -0-		 8,805,210
Unsecured notes payable				            -0-		(7,505,210)
Common stock					                      -0-		     5,000
Additional paid-in-capital			          -0-		   195,000
Redeemable common stock				            -0-		(1,500,000)
Total Non-Cash Operating, Investing
  and Financing Activities	  		$       -0-		$      -0-



See accompanying notes.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1998 and September 30, 1998, the results of operations for the three months ended December 31, 1998 and 1997, and cash flows for the three months ended December 31, 1998 and 1997. Operating results for the three months ended December 31, 1998, are not necessarily indicative of the results which may be expected for the year ended September 30, 1999.
These statements should be read in conjunction with Form 10-KSB for fiscal 1998 which is on file with the Securities and Exchange Commission.

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred a net loss for the year ended September 30, 1998 of $14,801,817, of which $12,426,510 represents a non-
recurring loss in connection with the Great American Settlement (Note 3), and incurred a net loss for the three months ended December 31, 1998 of $506,056. In addition, the Company's current liabilities exceeded its current assets as of December 31, 1998 by $3,858,850, excluding Deferred Membership Interests Held for Sale and Deferred Membership Revenue.

These factors create uncertainty whether the Company can continue as a going concern.. The Company's plans to mitigate the effects of the uncertainties of the Company's continued existence are: 1) to seek to restructure its existing debt with GAR, Inc.; 2) to improve profitability by reducing operating costs; 3) to substantially reduce the Company's capital spending; and 4) to continue to seek additional funding through private sources to supplement the Company's cash needs. Management believes that these plans can be effectively implemented in the next twelve month period. The Company's ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the even the Company is unable to continue as a going concern.

NOTE 2 - RECLASSIFICATION:

Certain fiscal 1999 items have been reclassified to conform with the fiscal 1998 presentation.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS:

Certain of the Company's executive officers, Directors, and principal stockholders have been at various times, including during the two years ended December 31, 1998, officers, Directors, and principal stockholders of Great American and its affiliates. Mr. Bellantoni, the Chief Executive and Financial Officer and a Director of the Company was Vice President and Chief Financial Officer of Great American and is currently the Treasurer and a Director of Great American subsequent to the Chapter 11 Proceedings. Gene Mulvihill, the former Chairman of the Board and Chief Executive Officer of the Company is a former Officer of Great Mountain Development Corporation ("GMD") and former
Chairman of the Board and Chief Executive Officer of Great American. Mr. Gene Mulvihill's son, Andrew Mulvihill, is a former Executive Officer of Resort Club and a former officer of GMD. Mr. Gene Mulvihill may also be deemed to be an affiliate of Stonehill Recreation and Berkowitz Wolfman Assoc., Inc.

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



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS (continued):

Stonehill Recreation Corporation on account of the amenities it agreed to provide. On July 10, 1997, the Company and its wholly-owned subsidiaries entered into an agreement pursuant to which the Company agreed to make certain contributions to resolve the Chapter 11 Proceedings of Great American and received certain benefits described below:

A.	The Company repaid in full the claims of Summit Bank
	("Summit"), Lakeview Savings Bank ("Lakeview") and Public
	Loan Corporation against Great American in the aggregate amount of approximately $4,700,000.

B. Paid $1.8 million in cash to Great American, which included
	$100,000 allocated for costs in connection with soliciting the Great American Plan of Reorganization.

C. Agreed to allocate 100% of the Resort Club net cash flow to pay the notes of professionals, indenture trustees and others, which aggregated approximately $4,000,000 (the "Resort Club Notes"), and a $7.5 million unsecured creditors' note (the "Resort Club Unsecured Creditors' Note"). Any proceeds dividended to Great American subsequent to the Conclusion Chapter 11 Proceedings from Stonehill Recreation also will be used to pay the Resort Club Notes and the Resort Club Unsecured Creditors' Note. Such net cash flow and dividends will be allocated and distributed with the first $1,000,000 of such net cash flow allocated to pay the Resort Club Notes in partial satisfaction of unpaid allowed professional fees and expenses and other administrative claims. After distribution of the first $1,000,000 of net cash flow, 50% of net cash flow thereafter will be paid pro rata under the Resort Club Notes and 50% of such net cash flow will be paid in satisfaction of the Resort Club Unsecured Creditors' Note. The Resort Club Notes and Resort Club Unsecured Creditors' Note are non-interest bearing. As a result, the Company has imputed an interest rate of 24% and recorded as liabilities both notes at a discounted value of $7,505,210.

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



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS (continued):

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



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS (continued):

Accordingly, as of October 16, 1997, the Company recorded a loss as a consequence of its participation in the settlement of the Great American Chapter 11 Proceedings as follows:


Repayment of Lakeview and Summit Mortgage			$ 2,649,467
Contribution of land						                    2,070,000
Cash payout								                           1,855,000
Sale of Space Shot						                         65,651
Transfer of Piston Bullies					                 176,600
Legal and contingency reserve					              605,384
Contribution of condominiums					               245,476
Contribution of Great Gorge Note				             50,000
Issuance of Unsecured Notes				            	  7,505,210
  Less:
Forgiveness of amenities debt				          	 (1,544,778)
Receipt of leasehold and contract rights			    (782,000)
Release of mortgages and real estate			        (469,500)
Net recorded loss				                    			$12,426,510


The Company is obligated to Mr. Gene Mulvihill in the amount of $239,363 as of December 31, 1998 on mortgage indebtedness arising out of the Company's purchase in March 1996 of nine condominium units. The mortgage indebtedness is due in equal monthly installments of principal and interest through December 2000 and bears interest at 10.25% per annum.

The Company's executive office premises are leased in a building owned by a general partnership in which Mr. Gene Mulvihill is a 50% partner. During the three months ended December 31, 1998 and 1997, the Company paid to the partnership $1,500 and $6,232 pursuant to the terms of the lease.

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



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS (continued):

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

At December 31, 1998, Stonehill Recreation owed the Company
$2,262,112 including accrued interest arising out of cash advances from the Company to Stonehill Recreation. The obligation bears interest at 18% per annum and is due on demand.

Also at December 31, 1998, the Company is obligated to Berkowitz
Wolfman Assoc., Inc. in the amount of $2,042,305 arising out of a cash advance from Berkowitz Wolfman Assoc., Inc. Such obligation bears interest at 15% per annum and is due on demand.

In February 1998, the Company deposited in escrow with Lakeview the sum of $500,000 as additional collateral on a first mortgage loan to Stonehill Recreation from Lakeview. The mortgage loan is due to be repaid on June 30,1999.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS (continued):

The Company is currently engaged in negotiations with Stonehill
Recreation with respect to compensation to be paid by the Company to Stonehill Recreation for the use of the Spa facility by Resort
Club members.

In March 1996, Mr. Bellantoni purchased from the Company for $15,625 a total of 25,000 shares of common stock of The RiceX Company. The shares were purchased at the Company's cost of $0.625 per share which approximated a fair market value at the time due to trading restrictions placed on the stock. In addition, Mr. Bellantoni is indebted to the Company in the amount of $15,441. The loan bears interest at 8% and is due to be repaid on demand.

NOTE 4 - COMMON STOCK:

On or about December 28, 1998, the Company sold 555,555 shares of the Company's common stock to two unaffiliated corporations and 1,111,111 shares to an unaffiliated individual at a per share price of $0.18.

NOTE 5 - FOODCEUTICALS PARTICIPATION:

In March 1996, the Company entered into a $1.75 million secured loan with the RiceX, Inc. ("RiceX"). In December 1998, the Company entered into a Loan Participation Agreement with FoodCeuticals, L.L.C. ("FoodCeuticals") whereby the Company contributed its secured loan with RiceX including accrued interest due from RiceX in the aggregate of approximately $2 million and FoodCeuticals contributed its secure loan with RiceX including accrued interest due from RiceX in the amount of $1.85 million. The Company and FoodCeuticals' collateral includes certain tangible and intangible assets of RiceX including RiceX's extrusion machines located at two rice mills in California, contract rights , and all of RiceX's intellectual property. These assets represent substantially all of the assets in RiceX . In addition FoodCeuticals received an aggregate of 940,679 shares of RiceX's common stock and a warrant to purchase an aggregate of 3,743,450 shares of RiceX's common shares at an exercise price of $0.75 per share. Collectively, the Company's and FoodCeuticals secured loans of $2 million and $1.85 million, respectively, are hereinafter referred to as the Participation Loan. Pursuant to the Loan Participation agreement the Company and FoodCeuticals share pro rata as to the Participation Loan, warrants, shares and collateral due, payable or granted under the loan agreement to the extent that their participation amount bears to the total Participation Loan. As a result, the Company received 409,421 shares of RiceX common stock and a warrant to purchase 1,429,338 shares of RiceX common stock.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

NOTE 6 - SUBSEQUENT EVENTS:

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

On or about January 15, 1999 the Company issued 350,000 shares of its $0.01 par value common stock to three unaffiliated corporations in connection with their efforts in assisting the Company in various financing transactions. Due to the trading restrictions placed on the stock, the Company recorded the transaction at a discount of 75% or a per share price of $0.50.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto included in Item I of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

A.	Liquidity and Capital Resources

During fiscal 1998, the Company had a net loss from operations of approximately $14, 801,800. Included in the net loss from operations was a loss of approximately $12,426,500 resulting from the Company's contributions to resolve the Chapter 11 Proceedings. These items included:

Repayment of Lakeview and Summit Mortgage			$ 2,649,467
Contribution of land						                    2,070,000
Cash payout								                           1,855,000
Sale of Space Shot						                         65,651
Transfer of Piston Bullies					                 176,600
Legal and contingency reserve					              605,384
Contribution of condominiums					               245,476
Contribution of Great Gorge Note				             50,000
Issuance of Unsecured Notes					              7,505,210
  Less:
Forgiveness of amenities debt				          	 (1,544,778)
Receipt of leasehold and contract rights			    (782,000)
Release of mortgages and real estate			        (469,500)
Net recorded loss					                    		$12,426,510



During the first three months of 1999, the Company had a loss from operations of approximately $506,060. Included in the net loss from operations is depreciation of approximately $3,680, amortization of interest expense of approximately $337,700 and amortization of deferred financing costs of $14,931, all of which are non-cash expenses. Amortization of interest income of $21,836 offset these items. The Company had non-cash income from its transaction with RiceX in the amount of $531,714.

Also during the first three months of the fiscal 1999, changes in assets and liabilities included an increase in membership receivables of approximately $504,600, a decrease in accrued interest and other receivables of approximately $443,300, a decrease in prepaid expenses and other assets of approximately $35,600, an increase in deferred member expenses of approximately $363,900, decreases in accounts payable and accrued expenses of approximately $39,730 and deferred membership revenue of approximately $63,250. After reflecting the net changes in assets and liabilities, net cash used by operations was approximately $416,600.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.	Liquidity and Capital Resources (continued)

During the first three months of the fiscal 1999, investing activities used net cash of approximately $624,200 and includes primarily the purchase of furniture and equipment and advances to Stonehill Recreation of approximately $572,500.

During the first three months of the fiscal 1999, financing activities provided net cash of approximately $1,083,200 which resulted primarily from the sale of common stock of approximately $400,000 and borrowings of approximately $1,002,900 offset by the repayment of borrowings in the amount of approximately $245,000 and the purchase of redeemable common stock of approximately $75,000.

Accordingly, during the first three months of fiscal 1999, the Company's cash increased by approximately $42,350.

Management has determined that in order to adequately assure to the members the availability of the Resort Club accommodations, title to certain of the Company's resort condominium properties will be conveyed to and held but a trustee. The trustee will hold title to 36 condominiums units including 25 units that are the subjects of mortgage's aggregating $1,052,702. The trustee will administer the collection of certain of the Company's member notes receivable aggregating approximately $2,500,000 due over a period of two-seven years and the annual maintenance assessments from membership owners. Out of the receivables, the trustee will pay the principal of even amount with the interest payments on the mortgages and retain funds for the payment of insurance, taxes, and capital improvements. The trustees will pay the balance of the collections over to the Company on a regular basis, after deducting certain impounds, provided that annual maintenance assessments have been disbursed by the Company according to a budget submitted by the Company. Under the trust and management agreements, the Company will have the exclusive rights the control and management of the facilities held in trust. The trust will continue until the expiration date of the last membership interest. Under the terms of the trust, the trust assets will revert to the Company upon the expiration of the term of trust.

Future Business Plans

Through fiscal 1998, the Company's primary business operations were in connection with the sale of membership interest through the Resort Club. During the third quarter of fiscal 1999, the Company discontinued selling new Membership Interests through Resort Club primarily as a result of its inability to obtain financing. In the event financing can be obtained, Resort Club may resume these activities in the future.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Future Business Plans (continued)

In addition, the management presently intends to apply the bulk of the Company's resources in some or all of the following real estate development activities: residential, commercial and resort development. Some of such activities may be conducted with entities affiliated with management. The Company's involvement may be as a sole principal, a partner, a joint venture or in some other form.

As of December 31, 1998, the Company had engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated entities. In addition, as of December 31,1998, the Company had made an investment in RiceX, Inc.

Despite the foregoing, management reserves the right to apply the Company's resources in other businesses as opportunities present themselves.

B.	Results of Operations

Three months ended December 31, 1998 compared with three months ended December 31, 1997.

Membership annual fee revenue was $70,213 in the first three months of fiscal 1999 compared with $75,368 in the first three months of fiscal 1998, or a decrease of $5,155 (6.84%). This decline was primarily the result of establishing a reserve for uncollected fees.

Other revenue was $24,031 in the first three months of fiscal 1999 compared with $40,056 in the first three months of fiscal 1998 or a decline of $16,025 (40.01%). The decline in revenues was the result of less overnight rental income generated by vacant resort club condominiums.

Other operations expenses were $19,094 in the first three months of fiscal 1999 compared with 74,955 in the first three months of fiscal 1998, or a decrease of $55,861 (74.53%). The decrease was the result of certain non-recurring operating expenses that the Company recorded in the first three months of fiscal 1998.

Membership operations expenses increased in the first three months of fiscal 1999 to $289,518 from $135,957 in the first three months of fiscal 1998, or by $153,561 (112.95%) as a result of a larger reserve for overbudget operating expenses in the first three months of fiscal 1999 as compared to the reserve the Company recorded in the first three months of fiscal 1998.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

B.	Results of Operations (continued)

Membership maintenance expenses increased in the first three months of fiscal 1999 to $191,242 from $80,392 in the first three months of fiscal 1998, or by $110,850 as a result of increases in check-in fees, real estate taxes, condominium association fees, and repair and maintenance.

Marketing and selling expenses were $115,643 in the first three months of fiscal 1999 compared with $220,862 in the first three months of fiscal 1998, a decrease of $105,219. This decrease was the result of the implementation of the Company's current business plan which involves engaging third parties to sell membership interests as opposed to selling the memberships through Company personnel. The total amount expensed represents amounts reserved for overbudget sales and marketing expenses in the first three months of fiscal 1999 as compared to a reserve for overbudget sales and marketing expenses in the first three months of fiscal 1998.

General and administrative expenses increased to $178,967 in the first three months of fiscal 1999 from $146,581 in the first three months of fiscal 1998, or by $32,386 as a result of higher professional fees.

Depreciation and amortization was $3,674 in the first three months of fiscal 1999, compared to $3,251 in the first three months of fiscal 1998 resulting in an increase of $423 (13.01%).
Depreciation and amortization was essentially unchanged.

The Company's loss from operations was $703,894 in the first three months of fiscal 1999, an increase of $157,320 over the loss from operations of $546,574 in the first three months of fiscal 1998.

Interest income was $142,067 in the first three months of fiscal
1999 compared with $76,408 in the first three months of  fiscal
The increase of $65,659 was primarily a result of the loan due from Stonehill Recreation.

Interest expense decreased to $467,642 in the first three months of fiscal 1999 compared with $476,407 in the first three months of 1998. The decrease of $8,765 was essentially unchanged.

During the first three months of fiscal 1999, the Company recognized financing fee income of $531,714 in connection with the FoodCeuticals transaction (Note 5).



DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

B.	Results of Operations (continued)

Amortization of deferred financing costs consists primarily of deferred financing costs associated with the Company obtaining its loans from Binghamton Savings Bank and Public Loan Company. These costs decreased to $14,931 in the first three months of fiscal 1999 from $72,915 in the first three months of fiscal 1998, or a decrease of $57,984. The decrease is primarily due from financing costs incurred with a short-term loan with Public Loan Company repaid in February 1998.

In the first three months of fiscal 1999, the Company did not sell marketable securities as compared to a gain on the sale of marketable securities in the first three months of fiscal 1998 of $882,635 primarily resulting from a gain on the sale of RiceX, Inc. stock.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

Part II

Item 4.	Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1998:

None.

Item 6.	Exhibits and Reports on Form 8-K

During the quarter ended December 31, 1998:

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