Form 10QSB
period 1999-03-31
DOMINION RESOURCES INC /DE/
filed 1999-09-09
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-QSB
(Mark One)


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

QUARTER ENDED MARCH 31, 1999

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
	Condition and Results of Operations.



PART II
OTHER INFORMATION

Part II

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
ASSETS



                                   						March 31,		   September 30,
                                  							1999	        	1998
                                  							(Unaudited)  	(See note below)
Current assets:
Cash and cash equivalents             			$     717,908	$       628,159
Membership receivables, net (including
  allowance for Doubtful accounts of $404,892
  at March 31, 1999 and $393,423 at September
  30, 1998					                         	    1,123,641	      1,254,793
Prepaid expenses and other assets	      	      514,454	        336,060
Investment in mutual fund and other
  marketable securities		              		      111,944	        115,242
Accrued interest and other receivables  	    1,014,404	        933,292
Deferred membership interests held
  for sale						                             7,743,790	      8,381,774
    Total current assets			                 11,226,141	     11,649,320

Property, equipment, furniture and fixtures, net
  of accumulated depreciation and amortization of
  $183,331 at March 31, 1999 and $160,494 at
  September 30, 1998	                 			      244,891	        201,755

Other assets:
 Membership receivables, net (including
   allowance for Doubtful accounts of
   $1,523,163 at March 31, 1999 and $1,480,021
   at September 30, 1998	              		    4,227,029	      4,720,415
 RTC mortgages					                            155,791	        155,791
 Note receivable - Stonehill Recreation
   (Note 3)						                            2,704,055	      1,689,573
 Note receivable and accrued interest-
   RiceX, Inc.					                          1,646,311	      1,602,639
 Investment in RiceX, Inc.			                  813,396	            -0-
 Real estate and real estate related
   Activities					                             557,027	        560,000
       Total other assets	             		   10,103,609	      8,728,418
       Total assets 		                 		$  21,574,641	$    20,579,493


Note: The balance sheet at September 30, 1998, has been taken from the audited financial statements at that date and condensed.


See accompanying notes.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY




                                       								March 31,  	September 30,
					                                       			1999	      	1998
						                                       		(Unaudited)	(See note below)
Current Liabilities:
  Secured debt, current portion            			$    809,129	$    800,615
  Unsecured notes payable, current portion   	   1,640,167	   1,680,000
  Accounts payable and accrued liabilities	      4,846,555	   4,796,550
  Deferred membership revenue				               11,824,330	  11,658,639
    Total current liabilities				               19,120,181	  18,935,804

Long-term liabilities:
  Secured debt, net of current maturities   		   3,179,582	   3,100,381
  Unsecured notes payable, net of current
    Maturities					                          	  10,018,528	   8,434,327
							                                      	  13,198,110	  11,534,708

Redeemable common stock; par value $0.01 per
  share 433,333 and 483,333 shares outstanding
  at March 31, 1999 and September 30, 1998;
  redeemable at $3.00 per share in July 1998
  through July 2000					                         1,300,000	   1,450,000

Stockholders' equity:
  Common stock, $0.01 par value; Authorized
    25,000,000 Shares; issued and outstanding
    - 7,630,576 shares at March 31, 1999 and
    5,058,354 shares at September 30, 1998	        76,306	      50,584
  Additional paid-in-capital				                5,819,484	   5,270,206
  Accumulated deficit				                   	 (16,538,527) (15,260,896)
 Less: 1,350,646 shares held in treasury
   at March 31, 1998 and at September 30, 1998 (1,400,913)	  (1,400,913)
     Total stockholders' equity			            (12,043,650)	 (11,341,019)
     Total liabilities and stockholders'
          Equity			                       			$ 21,574,641	$ 20,579,493



Note: The balance sheet at September 30, 1998 has been taken from the audited financial statements at that date and condensed.


See accompanying notes.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 1999 AND 1998
(Unaudited)




	                                         		1999        	1998
Revenues
  Membership revenue		                   			$    35,696		$    402,794
  Membership annual fee revenue 			             148,873		     147,106
  Other revenue						                            54,150		     107,266
     Total revenues	                    				    238,719		     657,166

Expenses:
  Other operations		                     			     36,995		     171,888
  Membership operations					                    385,657		     528,905
  Membership maintenance				                    414,565		     255,254
  Marketing and selling 				                     80,526		     834,918
  General and administrative expenses		         385,917		     279,950
  Depreciation and amortization			                7,348		       6,502
    Total expenses				                     	  1,311,008		   2,077,417

Income (loss) from operations			           	 (1,072,289)	  (1,420,251)

Other income (expenses):
  Interest income		                     				    426,095		     335,475
  Interest expense					                      (1,128,359)	    (983,335)
  Financing fee income					                     531,714		         -0-
  Amortization  of deferred financing costs	    (44,190)	     (87,477)
  Gain on sale of real estate and RTC mortgages   9,398		      42,259
  Gain on sale of Bill Hill property		              -0-		     840,000
  Gain on sale of marketable securities		           -0-		     916,260
  Gain on sale of Resort Club contracts		           -0-		     345,000
  Great American Settlement				                     -0-		 (12,426,510)
    Total other income (expenses)			           (205,342)	 (11,018,328)

Income (loss) before income taxes	        		 (1,277,631)	 (12,438,579)
  Income taxes 	                       					        -0-		         -0-
Net income (loss)			                     			$(1,277,631)	$(12,438,579)

Net income (loss) per common share 	      		$     (0.20)	$      (2.41)

Weighted average number of share used in
  computing net income per share	         		  6,338,116		   5,158,354



See accompanying notes.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(Unaudited)



						                                     		1999	      		1998
Revenues:
  Membership revenue	                    				$     35,696	$    402,794
  Membership annual fee revenue			                 78,660	      71,738
  Other revenue						                              30,119	      67,210
    Total revenues	                      				     144,475	     541,742

Expenses:
  Other operations		                      			      17,901	      96,933
  Membership operations					                       96,139	     392,948
  Membership maintenance				                      223,323	     174,862
  Marketing and selling 				                      (35,117)	    614,056
  General and administrative expenses		           206,950	     133,369
  Depreciation and amortization			                  3,674	       3,251
    Total expenses		                      			     512,870	   1,415,419

Income (loss) from operations	            			    (368,395)	   (873,677)

Other income (expenses):
  Interest income	                      					     284,027	     259,067
  Interest expense					                          (660,716)	   (506,928)
  Amortization of deferred financing costs	       (29,259)	    (14,562)
  Gain on sale of real estate and RTC mortgages	    2,768	       2,136
  Gain on sale of Bill Hill property		                -0-	     840,000
  Gain on sale of marketable securities		             -0-	      33,625
  Gain on sale of Resort Club contracts		             -0-	     345,000
  Great American Settlement				                       -0-	         -0-
    Total other income (expenses)			             (403,180)	    958,338

Income (loss) before income taxes 			            (771,575)	     84,661
  Income taxes 						                                 -0-	         -0-
Net income (loss)					                      	$   (771,575)	$    84,661

Net income (loss) per common share 	       		$      (0.10)	$      0.02

Weighted average number of share used in
 computing net income per share			              7,572,243	   5,158,354


See accompanying notes.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 1999 AND 1998
(Unaudited)



					                                         		1999		        	1998
Cash flows provided by (used in) operating
 activities:
  Net Income (loss)                         				$  (1,277,631)	$  (12,438,579)
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization		                       7,348	         35,570
  Amortization of interest income		                    (43,672)	      (43,672)
  Amortization of interest expense		                   675,468	       675,467
  Amortization of deferred financing Costs			           44,190	        87,477
  Financing fee income (RiceX)		                      (531,714)	          -0-
  Gain on sale of Bill Hill property	                      -0-	      (840,000)
  Gain on sale of marketable securities	                   -0-	      (916,260)
  Gain on sale of Resort Club contracts	                   -0-	      (345,000)
  Great American Settlement			                             -0-	    12,426,510
Changes in assets and liabilities:
  Membership receivables			                            624,538	       339,754
  Accrued interest receivable and other
    Receivables 					                                  (81,112)	      195,056
  Prepaid expenses and other assets		                  (47,584)       100,740
  Deferred member expenses		                    	      637,984	      (125,207)
  Accounts payable and accrued expenses	              (231,677)	      (48,180)
  Deferred membership revenue			                       165,691	       779,162
Net cash provided by (used in) operations	             (58,171)	     (117,162)

Cash flows from investing activities:
  Sale of (investment in) real estate and
    real estate related activities		                     2,973	     1,320,620
  Sale of (investment in) mutual fund and
    other marketable securities		                        3,298	     1,036,766
  Note Receivable - Stonehill Recreation	           (1,014,482)	          -0-
  Sale of RTC mortgages				                                -0-	        40,786
  Sale of Resort Club contracts		                          -0-	       345,000
  Capital expenditures				                             (50,484)	       (7,597)
Net cash (used in) investing activities	            (1,058,695)	    2,735,575

Cash flows from financing activities:
  Proceeds from borrowings		                    	    1,447,484	           -0-
  Repayment of borrowings			                          (490,869)    (2,046,903)
  Proceeds from sale of common stock	                  400,000	           -0-
  Redemption of common stock			                       (150,000)           -0-
Net cash provided by (used in) financing
  Activities					                                    1,206,615	    (2,046,903)

Increase (Decrease) in cash			                          89,749	       571,510
Cash balance, beginning of year		                      628,159	       126,368
Cash balance, March 31, 1999	                  		$     717,908	$      697,878



See accompanying notes.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
SIX MONTHS ENDED MARCH 31, 1999 AND 1998
(Unaudited)



                                						1999     			1998

Investment in RiceX	                		$  813,396		$        -0-
Financing fee income			                 (531,714)		        -0-
Deferred interest income		              (281,682)		        -0-
Deferred financing costs		               175,000		         -0-
Great American Settlement		                  -0-		   8,805,210
Unsecured notes payable			                   -0-	 	 (7,505,210)
Common stock				                          (3,500)		      5,000
Additional paid-in-capital		            (171,500)		    195,000
Redeemable common stock			                   -0-	 	 (1,500,000)
Total Non-Cash Operating, Investing
  and Financing Activities          		$      -0-		 $       -0-



See accompanying notes.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 1999 AND 1998
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and September 30, 1998, the results of operations for the six months ended March 31, 1999 and 1998, and cash flows for the six months ended March 31, 1999 and 1998. Operating results for the six months ended March 31, 1999, are not necessarily indicative of the results which may be expected for the year ended September 30, 1999. These statements should be read in conjunction with Form 10-KSB for fiscal 1998 which is on file with the Securities and Exchange Commission.

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred a net loss for the year ended September 30, 1998 of $14,801,817, of which $12,426,510 represents a non-
recurring loss in connection with the Great American Settlement (Note 3) and incurred a net loss for the six months ended March 31, 1999 of $1,413,694. In addition, the Company's current liabilities exceeded its current assets as of March 31, 1999 by $3,813,500, excluding Deferred Membership Interests Held for Sale and Deferred Membership Revenue.

These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties of the Company's continued existence are: 1) to seek to restructure its existing debt with GAR, Inc.; 2) to improve profitability by reducing operating costs; 3) to substantially reduce the Company's capital spending; and 4) to continue to seek additional funding through private sources to supplement the Company's cash needs. Management believes that these plans can be effectively implemented in the next twelve month period. The Company's ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the even the Company in unable to continue as a going concern.

NOTE 2 - RECLASSIFICATION:

Certain fiscal 1999 items have been reclassified to conform with the fiscal 1998 presentation.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 1999 AND 1998
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS:

Certain of the Company's executive officers, Directors, and principal stockholders have been at various times, including during the two years ended March 31, 1999, officers, Directors, and principal stockholders of Great American and its affiliates. Mr. Bellantoni, the Chief Executive and Financial Officer and a Director of the Company was Vice President and Chief Financial Officer of Great American and is currently the Treasurer and a Director of Great American subsequent to the Chapter 11 Proceedings. Gene Mulvihill, the former Chairman of the Board and Chief Executive Officer of the Company is a former Officer of Great Mountain Development Corporation ("GMD") and former
Chairman of the Board and Chief Executive Officer of Great American. Mr. Gene Mulvihill's son, Andrew Mulvihill, is a former Executive Officer of Resort Club and a former officer of GMD. Mr. Gene Mulvihill may also be deemed to be an affiliate of Stonehill Recreation and Berkowitz Wolfman Assoc., Inc.

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

NOTE 3 - RELATED PARTY TRANSACTIONS (continued):

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



The Company is obligated to Mr. Gene Mulvihill in the amount of $222,180 as of March 31, 1999 on mortgage indebtedness arising out of the Company's purchase in March 1996 of nine condominium units. The mortgage indebtedness is due in equal monthly installments of principal and interest through December 2000 and bears interest at 10.25% per annum.

The Company's executive office premises are leased in a building owned by a general partnership in which Mr. Gene Mulvihill is a 50% partner. During the six months ended March 31, 1999 and 1998, the Company paid to the partnership $3,000 and $12,464 pursuant to the terms of the lease.

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

NOTE 3 - RELATED PARTY TRANSACTIONS (continued):

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

At March 31,1999 Stonehill Recreation owed the Company $2,704,055 including accrued interest arising out of cash advances from the Company to Stonehill Recreation. The obligation bears interest at 18% per annum and is due on demand.

Also at March 31, 1999, the Company is obligated to Berkowitz
Wolfman Assoc., Inc. in the amount of $1,986,914 arising out of a cash advance from Berkowitz Wolfman Assoc., Inc. Such obligation bears interest at 15% per annum and is due on demand.

In February 1998, the Company deposited in escrow with Lakeview the sum of $500,000 as additional collateral on a first mortgage loan to Stonehill Recreation from Lakeview. The mortgage loan is due to be repaid June 30, 1999.

The Company is currently engaged in negotiations with Stonehill
Recreation with respect to compensation to be paid by the Company to Stonehill Recreation for the use of the Spa facility by Resort
Club members.

In March 1996, Mr. Bellantoni purchased from the Company for $15,625 a total of 25,000 shares of common stock of The RiceX Company. The shares were purchased at the Company's cost of $0.625 per share which approximated a fair market value at the time due to trading restrictions placed on the stock. In addition, Mr. Bellantoni is indebted to the Company in the amount of $17,221. The loan bears interest at 8% and is due to be repaid on demand.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited)

NOTE 4 - DEBT:

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

NOTE 5 - COMMON STOCK:

On or about December 28, 1998, the Company sold 555,555 shares of the Company's common stock to two unaffiliated corporations and 1,111,111 shares to an unaffiliated individual at a per share price of $0.18.

On or about January 15, 1999, the Company issued 350,000 shares of its $0.01 par value common stock to three unaffiliated corporations in connection with their efforts in assisting the Company in various financing transactions. Due to the trading restrictions placed on the stock, the Company recorded the transaction at a discount of 75% or a per share price of $0.50.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 1999 AND 1998


NOTE 6 - FOODCEUTICALS PARTICIPATION:

In March 1996, the Company entered into a $1.75 million secured loan with the RiceX, Inc. ("RiceX"). In December 1998, the Company entered into a Loan Participation Agreement with FoodCeuticals, L.L.C. ("FoodCeuticals") whereby the Company contributed its secured loan with RiceX including accrued interest due from RiceX in the aggregate of approximately $2 million and FoodCeuticals contributed its secure loan with RiceX including accrued interest due from RiceX in the amount of $1.85 million. The Company and FoodCeuticals' collateral includes certain tangible and intangible assets of RiceX including RiceX's extrusion machines located at two rice mills in California, contract rights, and all of RiceX's intellectual property. These assets represent substantially all of the assets in RiceX . In addition, FoodCeuticals received an aggregate of 940,679 shares of RiceX's common stock and a warrant to purchase an aggregate of 3,743,450 shares of RiceX's common stock at an exercise price of $0.75 per share. Collectively, the Company's and FoodCeuticals secured loans of $2 million and $1.85 million, respectively, are hereinafter referred to as the Participation Loan. Pursuant to the Loan Participation agreement the Company and FoodCeuticals share pro rata as to the Participation Loan, warrants, shares and collateral due, payable or granted under the loan agreement to the extent that their participation amount bears to the total Participation Loan. As a result, the Company received 409,421 shares of RiceX common stock and a warrant to purchase 1,429,338 shares of RiceX common stock.


NOTE 7 - SUBSEQUENT EVENTS:

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



During the first six months of 1999, the Company had a loss from operations of approximately $1,277,600. Included in the net loss from operations is depreciation of $7,348, amortization of interest expense of $675,468 and amortization of deferred financing costs of $44,190, all of which are non-cash expenses. Amortization of interest income of $43,672 offset these items.
The Company had non-cash income from its transaction with RiceX in the amount of $531,714.

Also during the first six months of the fiscal 1999, changes in assets and liabilities included an increase in membership receivables of approximately $624,500, a decrease in accrued interest and other receivables of approximately $81,100, a decrease in prepaid expenses and other assets of approximately $47,600, an increase in deferred member expenses of approximately $638,000, a decrease in accounts payable and accrued expenses of approximately $231,700 and an increase in deferred membership revenue of approximately $165,700. After reflecting the net changes in assets and liabilities, net cash used by operations was approximately $58,200.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.	Liquidity and Capital Resources (continued)

During the first six months of the fiscal 1999, investing activities used net cash of approximately $1,059,000 and includes primarily the purchase of furniture and equipment of approximately $50,500 and advances to Stonehill Recreation of approximately
$1,014,500.

During the first six months of the fiscal 1999, financing activities provided net cash of approximately $1,206,600, which resulted primarily from approximately $400,000 from proceeds from the sale of common stock and new borrowings of approximately $1,447,500 offset by the repayment of borrowings in the amount of approximately $490,000 and the purchase of redeemable common stock of approximately $150,000.

Accordingly, during the first six months of fiscal 1999, the Company's cash increased by approximately $90,000.

Management has determined that in order to adequately assure to the members the availability of the Resort Club accommodations, title to certain of the Company's resort condominium properties will be conveyed to and held but a trustee. The trustee will hold title to 36 condominiums units including 25 units that are the subjects of mortgage's aggregating $1,052,702. The trustee will administer the collection of certain of the Company's member notes receivable aggregating approximately $2.5 million due over a period of two-seven years and the annual maintenance assessments from membership owners. Out of the receivables, the trustee will pay the principal of even amount with the interest payments on the mortgages, and retain funds for the payment of insurance, taxes, and capital improvements. The trustees will pay the balance of the collections over to the Company on a regular basis, after deducting certain impounds, provided that annual maintenance assessments have been disbursed by the Company according to a budget submitted by the Company. Under the trust and management agreements, the Company will have the exclusive rights the control and management of the facilities held in trust. The trust will continue until the expiration date of the last membership interest. Under the terms of the trust, the trust assets will revert to the Company upon the expiration of the term of trust.

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

As of March 31, 1999, the Company had engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated. In addition, as of March 31, 1999, the Company had made an investment in RiceX, Inc.

Despite the foregoing, management reserves the right to apply the Company's resources in other businesses as opportunities present themselves.

B.	Results of Operations

Six months ended March 31, 1999 compared with six months ended
March 31, 1998.

The Company's income during the two fiscal periods ended March 31,1998 was derived from membership revenue, membership annual fee revenue, and ski rental shop revenue and other revenue.
Membership revenue consists of revenue from the sale of vacation memberships. Membership annual fee revenue consists of the annual membership dues established to cover each member's pro rata share of the estimated annual maintenance and operating expenses, including reserves, for all of the units, facilities, and amenities of the Resort Club program. Other revenue in the first six months of fiscal 1999 and 1998 consists primarily of lease income from its office building in Selma, Alabama and overnight rental income generated by vacant Resort Club condominiums.

Sales of membership interests are recognized and included in Revenues after certain "down payment" and other "continuing investment" criteria are met. The agreement for sale generally provides for a down payment and a note payable to the Company in monthly installments, including interest, over a period of up to 7 years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of membership interests and the condominium is places in service free and clear of all
encumbrances.   The sales price, less a provision for
cancellation, is recorded as revenue and the cost related to such net revenue of the membership interest is charged against income in the year that revenue is recognized. If a purchaser defaults under the terms of the contract, after all rescission and inspection periods have expired, payments are generally retained by the Company. During the first six months of fiscal 1999, the Company recognized approximately $35,700 in membership revenue as compared to approximately $402,800 in the first six months of 1998.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

B.	Results of Operations (continued)

Costs incurred in connection with preparing membership interests for sale are capitalized and include all costs of acquisition, renovation and furnishings of condominiums as well as operating, marketing and selling expenses. Deferred Membership Interests
Held for Sale are valued at the lower cost or net realizable value in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for costs and Initial Rental Operations Real Estate Projects." During the first six months of fiscal 1999, the Company had adjusted Deferred membership Interests Held for Sale for items over budget in the aggregate amount of approximately, $623,900 as compared approximately to $559,000 in the first six months of fiscal 1998.

Membership revenue was $35,696 in the first six months of fiscal 1999 compared with $402,794 in the first six months of fiscal 1998. The decline in revenues was the result of the sale of fewer memberships in fiscal 1999. This decline in sale of memberships was the result of the sale of the adverse impact on the Company resulting from the Great American Chapter 11 Proceedings.

Membership annual fee revenue was $148,873 in the first six months of fiscal 1999 compared with $147,106 in the first six months of fiscal 1998, or an increase of $1,767 (1.20%). This revenue was essentially unchanged.

Other revenue was $54,150 in the first six months of fiscal 1999 compared with $107,266 in the first six months of fiscal 1998 or a decline of $53,116 (49.52%). The decline in revenues was primarily the result of less overnight rental income generated by vacant Resort Club condominiums.

Other operations expenses were $36,995 in the first six months of fiscal 1999 as compared to $171,888 in the first six months of fiscal 1998, or a decrease of $134,893 (78.48%). The decrease was the result of certain non-recurring operating expenses that the Company recorded in the first six months of fiscal 1998.

Membership operations expenses decreased in the first six months of fiscal 1999 to $385,657 from $528,905 in the first six months of fiscal 1998, or by $143,248 (27.08%) as a result of the decrease in the sale of membership interests.

Membership maintenance expenses increased in fiscal 1999 to $414,565 from $255,254 in the first six months of fiscal 1998, or by $159,311 as a result of increased real estate taxes, condominium fees, check-in services and repairs and maintenance.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

B.	Results of Operations (continued)

Marketing and selling expenses were $80,526 in the first six months of fiscal 1999 compared with $834,918 in the first six months of fiscal 1998, a decrease of $754,392. This decrease was the result of the implementation of the Company's current business plan which involves engaging third parties to sell membership interests as opposed to selling the memberships through Company personnel.

General and administrative expenses increased to $385,917 in the first six months of fiscal 1999 from $279,950 in the first six months of fiscal 1998, or by $105,967 as a result of increased legal fees in connection with the FoodCeuticals, Inc. transaction and the GAR restructuring.

Depreciation and amortization was $7,348 in the first six months of fiscal 1999, compared to $6,502 in the first six months of fiscal 1998 resulting in an increase of $846 (13.01%). This increase is essentially unchanged.

The Company's loss from operations was $1,072,289 in the first six months of fiscal 1999, a decrease of $347,962 over the loss from operations of $1,420,251 in the first six months of fiscal 1998.

Interest income was $426,095 in the first six months of fiscal
1999 compared with $335,475 in the first six months of fiscal
1998. The increase of $90,620 was primarily the result of the loan due from Stonehill Recreation.

Interest expense increased to $1,128,359 in the first six months of fiscal 1999 compared with $983,335 in the first six months of 1998. The increase of $145,024 was the result of the Berkowitz Wolfman Assoc., Inc. loan and increased loan facility with Binghamton Savings Bank.

During the first six months of fiscal 1999 the Company recognized financing fee income of $531,714 in connection with the FoodCeuticals transaction (Note 6).

Amortization of deferred financing costs consists primarily of deferred financing costs associated with the Company obtaining its loans from Binghamton Savings Bank and Public Loan Company. These costs decreased to $44,190 in the first six months of fiscal 1999 from $87,477 in the first six months of fiscal 1998, or a decrease of $43,287. The decrease is primarily due to a short-term loan with Public Loan Company repaid in February 1998.

In the first six months of fiscal 1999, the Company did not sell marketable securities as compared to a gain on the sale of marketable securities in the first six months of fiscal 1998 of $916,260 primarily resulting from a gain on the sale of RiceX, Inc. stock.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

B.	Results of Operations (continued)

During the first six months of fiscal 1998, the Company had a gain of $840,000 from the sale of the Billhill, Inc. real estate and a gain of $345,000 from the sale of Resort Club contracts. The Resort Club contracts sold were the Company's one-time, 5-year leases of winter timeshare sales at two locations, a summer-timeshare sales office at one location, as well as the Company's 10-year lease of a timeshare closing house, all located within the ski facility and summer participation theme park located in Vernon, New Jersey. In addition, it recognized an expense of $12,426,510 as a result of contributions it made in the resolution of the Chapter 11 Proceedings. This expense is discussed above under Liquidity and Capital Resources.





DOMINION RESOURCES, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

Part II

Item 4.	Submission of Matters to a Vote of Security Holders

	During the quarter ended March 31, 1999:

	None.

Item 6.	Exhibits and Reports on Form 8-K

	During the quarter ended March 31, 1999:

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



1