Form 10QSB
period 1999-06-30
DOMINION RESOURCES INC /DE/
filed 1999-09-09
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from     to

Commission file number    0-10176

DOMINION RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware                                22-2306487
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)            No.)

355 Madison Avenue, Morristown, NJ           07960
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

QUARTER ENDED JUNE 30, 1999

FINANCIAL INFORMATION

PART I

Part I
Item 1.  Financial Statements

The attached unaudited financial statements of Dominion
Resources, Inc. and its wholly owned subsidiaries (the
"Company") reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

Condensed consolidated balance sheets			             1-2

Condensed consolidated statements of operations		    3-4

Condensed consolidated statements of cash flows		    5-6

Notes to condensed consolidated financial statement	7- 14

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.


PART II
OTHER INFORMATION

Part II

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS



                                     								June 30,	   	September 30,
                                     								1999		      	1998
                                     								(Unaudited)		(See note below)
Current assets:
Cash and cash equivalents 				               $   656,620		$   628,159
Membership receivables, net (including
  allowance for doubtful accounts of
  $396,719 at June 30, 1999 and $393,423
  at September 30, 1998					                   1,075,163		  1,254,793
Prepaid expenses and other assets			             521,139		    336,060
Investment in mutual fund and other marketable
   Securities						                              111,951		    115,242
Accrued interest and other receivables		         970,750		    933,292
Deferred membership interests held for sale	   7,601,703		  8,381,774
    Total current assets			                 	 10,937,326		 11,649,320

Property, equipment, furniture and fixtures, net
  of accumulated depreciation and amortization of
  $209,238 at June 30, 1999 and $160,494 at
  September 30, 1998					                        224,403		    201,755

Other assets:
 Membership receivables, net (including allowance for
   doubtful accounts of $1,492,421 at June 30, 1999
   and $1,480,021 at September 30, 1998		      4,044,659		  4,720,415
 Note Receivable - Stonehill Recreation		      3,005,305		  1,689,573
 RTC mortgages						                             155,791		    155,791
 Note receivable and accrued interest-
   RiceX, Inc.					                         	  1,668,147		  1,602,639
 Investment in RiceX, Inc.				                   813,396		        -0-
 Real estate and real estate related
  activities	                                    557,027		    560,000
     Total other assets				                	  10,244,325	   8,728,418
     Total assets 			                     		$ 21,406,054 	$20,579,493


Note: The balance sheet at September 30, 1998, has been taken from audited financial statements at that date and condensed.




DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY



                                       								June 30,		   September 30,
                                       								1999		      	1998
                                       								(Unaudited)		(See note below)
Current Liabilities:
  Secured debt, current portion			             $     811,129	$      800,615
  Unsecured notes payable, current portion	        1,599,042	     1,680,000
  Accounts payable and accrued liabilities	        5,009,359	     4,796,550
  Deferred membership revenue				                 11,939,435	    11,658,639
     Total current liabilities			                 19,358,965	    18,935,804

Long-term liabilities:
  Secured debt, net of current maturities		        2,948,067	     3,100,381
  Unsecured notes payable, net of current
     maturities						                             10,663,504	     8,434,327
                                       								   13,611,571	    11,534,708

Redeemable common stock; par value $0.01 per
  share and 408,333 shares outstanding at June
  30, 1999 and 483,333 shares outstanding at
  September 30,1998; redeemable at $3.00 per
  share in July 1998 through July 2000		           1,225,000	     1,450,000

Stockholders' equity:
   Common stock, $0.01 par value; Authorized -
     25,000,000 Shares; issued and outstanding
     - 7,630,576 shares at June 30, 1999 and
     - 5,058,354 shares at September 30, 1998		       76,306	       50,584
  Additional paid-in-capital				                   5,819,484	    5,270,206
  Accumulated deficit					                       (17,284,359)	  (15,260,896)
  Less: 1,350,646 shares held in treasury at
    June 30, 1999 and at September 30, 1998	      (1,400,913)	   (1,400,913)
       Total stockholders' equity			             (12,789,482)	  (11,341,019)
       Total liabilities and stockholders'
          equity					                         	$  21,406,054	$   20,579,493


Note: The balance sheet at September 30, 1998, has been taken from audited financial statements at that date and condensed.




See accompanying notes



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited)




								                                     1999	       		1998
Revenues
  Membership revenue				                    	$     103,429	$     402,794
  Membership annual fee revenue			                 400,606	      347,973
  Other revenue						                               70,530	      203,516
      Total revenues					                          574,565	      954,283

Expenses:
  Other operations				                      	       25,290	      193,794
  Membership operations					                       753,441	      853,487
  Membership maintenance		                 		      651,834	      460,775
  Marketing and selling 				                       (41,215)	   1,043,015
  General and administrative expenses		            632,717	      422,564
  Depreciation and amortization			                  11,022	        9,856
        Total expenses					                      2,033,089	    2,983,491

Income (loss) from operations				               (1,458,524)	  (2,029,208)

Other income (expenses):
  Interest income		                      				      668,669	      447,695
  Interest expense					                         (1,703,926)	  (1,435,631)
  Financing fee income					                        531,714	          -0-
  Amortization of deferred financing costs	        (73,448)	     (87,477)
  Gain (loss) on sale of real estate and
    RTC mortgages						                             12,052	      169,482
  Gain on sale of marketable securities		              -0-	    1,139,995
  Gain on sale of Bill Hill property		                 -0-	      840,000
  Gain on sale of Resort Club contracts		              -0-	      345,000
  Great American Settlement				                        -0-	  (12,426,510)
       Total other income (expenses)		            (564,939)	 (11,007,446)

Income (loss) before income taxes			            (2,023,463)	 (13,036,654)
  Income taxes	                         					          -0-	          -0-
Net income (loss)					                      	$  (2,023,463)	$(13,036,654)

Net income (loss) per common share 	       		$       (0.30)	$      (2.53)

Weighted average number of share used in
  computing net income per share			              6,768,936	    5,158,354



See accompanying notes.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited)



                                        							1999			      1998
Revenues:
  Membership revenue				                       $    67,733		$         -0-
  Membership annual fee revenue		                  251,733		      200,867
  Other revenue					                                16,380		       96,250
       Total revenues				                          335,846		      297,117

Expenses:
  Other operations		                         		    (11,705)	       21,906
  Membership operations				                        367,784		      324,582
  Membership maintenance			                        237,269		      205,521
  Marketing and selling 			                       (121,741)	      208,097
  General and administrative expenses	             246,800		      142,614
  Depreciation and amortization		                    3,674		        3,354
       Total expenses				                          722,081		      906,074

Income (loss) from operations			                  (386,235)	     (608,957)

Other income (expenses):
  Interest income	                         				    242,574		      112,220
  Interest expense				                            (575,567)	     (452,296)
  Amortization of deferred financing
    costs				                                		    (29,258)	          -0-
  Gain (loss) on sale of real estate and
    RTC mortgages					                               2,654		      127,223
  Gain on sale of marketable securities	               -0-		      223,735
  Gain on sale of Bill Hill property	                  -0-		          -0-
  Great American Settlement			                         -0-		          -0-
      Total other income (expenses)		             (359,597)	       10,882

Income (loss) before income taxes 		              (745,832)	     (598,075)
  Income taxes					                                    -0-		          -0-
Net income (loss)				                         	$  (745,832)	$    (598,075)

Net income (loss) per common share 		          $     (0.10)	$       (0.12)

Weighted average number of share used in
  computing net income per share		               7,630,576	     5,158,354



See accompanying notes.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited)




						                                       		1999	       		1998
Cash flows provided by (used in) operating
 activities:
  Net Income (loss)			                       		$ (2,023,463)	$(13,036,654)
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization			                   11,022	      38,924
  Amortization of interest income			                (65,508	     (65,508)
  Amortization of interest expense			             1,013,202	   1,013,203
  Amortization of deferred financing costs	          73,448	      87,477
  Financing fee income (RiceX)			                  (531,714	         -0-
  Gain on sale of Bill Hill property		                  -0-	    (840,000)
  Gain on sale of marketable securities		               -0-	  (1,139,995)
  Gain on sale of Resort Club contracts		               -0-	    (345,000)
  Great American Settlement				                         -0-	  12,426,510
Changes in assets and liabilities:
  Membership receivables				                        855,386	     844,847
  Accrued interest and other receivables		          (37,458)      29,604
  Prepaid expenses and other assets			              (83,527)     216,479
  Deferred member expenses				                      780,071	     425,081
  Accounts payable and accrued expenses		           (68,873)    (583,525)
  Deferred membership revenue				                   280,796	     411,839
Net cash provided by (used in) operations		         203,382	    (516,718)

Cash flows from investing activities:
  Investment in real estate and real estate
    related activities 					                          2,973	   1,547,494
  Investment in mutual fund and other
    marketable securities				                         3,291	   1,329,089
  Note Receivable - Stonehill Recreation 		      (1,315,732)	        -0-
  Investment in RTC mortgages				                       -0-	     153,999
  Sale of Resort Club contracts			                      -0-	     345,000
  Capital expenditures					                         (33,670)	     (8,922)
Net cash (used in) investing activities		        (1,343,138)	  3,366,660

Cash flows from financing activities:
  Proceeds from borrowings		                		    1,754,725	         -0-
  Proceeds from sale of common stock 		             400,000	         -0-
  Repayment of borrowings				                      (761,508)	 (2,280,915)
  Redemption of common stock				                   (225,000)	        -0-
Net cash provided by (used in) financing
  Activities						                                1,168,217	  (2,280,915)

Increase (decrease) in cash				                      28,461	     569,027
Cash balance, beginning of year			                  628,159	     126,368
Cash balance, June 30, 1999				               $     656,620	$    695,395





See accompanying notes



DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
NINE MONTHS ENDED JUNE 30, 1999 AND 1998
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



See accompanying notes.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, the results of operations for the nine months ended June 30, 1999 and 1998, and cash flows for the nine months ended June 30, 1999 and 1998. Operating results for the nine months ended June 30, 1999, are not necessarily indicative of the results which may be expected for the year ended September 30, 1999. These statements should be read in conjunction with Form 10-KSB for fiscal 1998 which is on file with the Securities and Exchange Commission.

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred a net loss for the year ended September 30, 1998 of $14,801,817, of which $12,426,510 represents a non-
recurring loss in connection with the Great American Settlement (Note 3), and incurred a net loss of $2,217,139 for the nine months ended June 30, 1999. In addition, the Company's current liabilities exceeded its current assets as of June 30, 1999 by $4,083,907, excluding Deferred Membership Interests Held for Sale and Deferred Membership Revenue.

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



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS:

Certain of the Company's executive officers, Directors, and principal stockholders have been at various times, including during the two years ended June 30, 1999, officers, Directors, and principal stockholders of Great American and its affiliates. Mr. Bellantoni, the Chief Executive and Financial Officer and a Director of the Company was Vice President and Chief Financial Officer of Great American and is currently the Treasurer and a Director of Great American subsequent to the Chapter 11 Proceedings. Gene Mulvihill, the former Chairman of the Board and Chief Executive Officer of the Company is a former Officer of Great Mountain Development Corporation ("GMD") and former Chairman of the Board and Chief Executive Officer of Great American. Mr. Gene Mulvihill's son, Andrew Mulvihill, is a former Executive Officer of Resort Club and a former officer of GMD. Mr. Gene Mulvihill may also be deemed to be an affiliate of Stonehill Recreation and Berkowitz Wolfman Assoc., Inc.

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



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS (continued):

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



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited)

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



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited)

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


The Company is obligated to Mr. Gene Mulvihill in the amount of $205,076 as of June 30, 1999 on mortgage indebtedness arising out of the Company's purchase in March 1996 of nine condominium units. The mortgage indebtedness is due in equal monthly installments of principal and interest through December 2000 and bears interest at 10.25% per annum.

The Company's executive office premises are leased in a building owned by a general partnership in which Mr. Gene Mulvihill is a 50% partner. During the two years ended June 30, 1999 and 1998, the Company paid to the partnership $7,500 and $18,696 pursuant to the terms of the lease.

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



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited)

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

At June 30, 1999, Stonehill Recreation owed the Company $3,005,305 including accrued interest arising out of cash advances from the Company to Stonehill Recreation. The obligation bears interest at 18% per annum and is due on demand.

Also at June 30, 1999, the Company is obligated to Berkowitz
Wolfman Assoc., Inc. in the amount of $2,294,156 arising out of a cash advance from Berkowitz Wolfman Assoc., Inc. Such obligation bears interest at 15% per annum and is due on demand.

In February 1998, the Company deposited in escrow with Lakeview the sum of $500,000 as additional collateral on a first mortgage loan to Stonehill Recreation from Lakeview. The mortgage loan is due to be repaid on June 30, 1999. Stonehill Recreation is currently in negotiations with Lakeview to extend this loan.

The Company is currently engaged in negotiations with Stonehill
Recreation with respect to compensation to be paid by the Company to Stonehill Recreation for the use of the Spa facility by Resort
Club members.

In March 1996, Mr. Bellantoni purchased from the Company for $15,625 a total of 25,000 shares of common stock of The RiceX Company. The shares were purchased at the Company's cost of $0.625 per share which approximated a fair market value at the time due to trading restrictions placed on the stock. In addition, Mr. Bellantoni is indebted to the Company in the amount of $19,052.
The loan bears interest at 8% and is due to be repaid on demand.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited)

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



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1999 AND 1998
 (Unaudited)

NOTE 6 - FOODCEUTICALS PARTICIPATION:

In March 1996, the Company entered into a $1.75 million secured loan with the RiceX, Inc. ("RiceX"). In December 1998, the
Company entered into a Loan Participation Agreement with FoodCeuticals, L.L.C. ("FoodCeuticals") whereby the Company contributed its secured loan with RiceX including accrued interest due from RiceX in the aggregate of approximately $2 million and FoodCeuticals contributed its secured loan due from RiceX in the amount of $1.85 million. The Company and FoodCeuticals' collateral includes certain tangible and intangible assets by RiceX including RiceX's extrusion machines located at two rice mills in California, contract rights and all of RiceX's intellectual property. These assets represent substantially all of the assets in RiceX. In addition, FoodCeuticals received an aggregate of 940,679 shares of RiceX's common stock and a warrant to purchase an aggregate of 3,743,540 shares of RiceX's common stock at an exercise price of $0.75 per share. Collectively, the Company's and FoodCeuticals secured loans of $2 million and $1.85 million, respectively, are hereinafter referred to as the Participation Loan. Pursuant to the Loan Participation Agreement, the Company and FoodCeuticals share pro rata as to the Participation Loan, warrants, shares and collateral due, payable or granted under the Loan Agreement to the extent that their participation amount bears to the total Participation Loan. As a result, the Company received 409,421 shares of RiceX common stock and a warrant to purchase 1,429,338 shares of RiceX common stock.

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

During fiscal 1998, the Company had a net loss from operations of approximately $14, 801,800. Included in the net loss from operations was a loss of approximately $12,426,500 resulting from the Company's contributions to resolve the Great American Chapter
11 Proceedings.  These items included:


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


During the first nine months of fiscal 1999, the Company had a net loss from operations of approximately $2,023,460. Included in the net loss from operations is depreciation of approximately $11,000, amortization of interest expense of approximately $1,013,200 and amortization of deferred financing costs of $73,448, all of which are non-cash expenses. Amortization of interest income of $65,505 offset these items. The Company had non-cash income from its transaction with RiceX in the amount of $531,714.

Also during the first nine months of fiscal 1999, changes in assets and liabilities included an increase in membership receivables of approximately $855,400 a decrease in accrued interest and other receivables of approximately $37,460, a decrease in prepaid expenses and other assets of approximately $83,500, an increase in deferred member expenses of approximately $780,100, a decrease in accounts payable and accrued expenses of approximately $68,900 and an increase in deferred membership revenue of approximately $280,800. After reflecting the net changes in assets and liabilities, net cash provided by operations was approximately $203,400.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2

Management's Discussion and Analysis of
Financial Condition and Results of Operations

A.	Liquidity and Capital Resources

During the first nine months of the fiscal 1999, investing activities used net cash of approximately $1,343,140 and includes primarily the purchase of furniture and equipment of approximately $33,700 and additional advances to Stonehill Recreation of approximately $1,315,700.

During the first nine months of the fiscal 1999, financing activities provided net cash of approximately $1,168,200, which resulted primarily from $1,754,700 from proceeds from borrowings and sale of common stock of common stock of $400,000 offset by repayment of borrowings in the amount of approximately $761,500 and redemption of common stock of approximately $225,000.

Accordingly, during the first nine months of fiscal 1999, the Company's cash increased by approximately $28,500.

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

Future Business Plans

Through fiscal 1998, the Company's primary business operations were in connection with the sale of membership interest through the Resort Club. During the third quarter of fiscal 1999, the Company substantially reduced operating activities with respect to selling new Membership Interests through Resort Club primarily as a result of its inability to obtain financing. In the event financing can be obtained, Resort Club may resume these activities in the future.



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

As of June 30, 1999, the Company had engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated. In addition, as of June 30, 1999, the Company had made an investment in RiceX, Inc.

Despite the foregoing, management reserves the right to apply the Company's resources in other businesses as opportunities present themselves.

B.	Results of Operations

Nine months ended June 30, 1999 compared with nine months ended
June 30, 1998.

The Company's income during the three fiscal periods ended June 30, 1998 was derived from membership revenue, membership annual fee revenue, and ski rental shop revenue and other revenue. Membership revenue consists of revenue from the sale of vacation memberships. Membership annual fee revenue consists of the annual membership dues established to cover each member's pro rata share of the estimated annual maintenance and operating expenses, including reserves, for all of the units, facilities, and amenities of the Resort Club program. Other revenue in fiscal 1998 and 1997 consists primarily of lease income from its office building in Selma, Alabama and overnight rental income generated by vacant Resort Club condominiums.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2

Management's Discussion and Analysis of
Financial Condition and Results of Operations

B.	Results of Operations (continued)

Sales of membership interests are recognized and included in Revenues after certain "down payment" and other "continuing investment" criteria are met. The agreement for sale generally provides for a down payment and a note payable to the Company in monthly installments, including interest, over a period of up to 7 years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of membership interests and the condominium is places in service free and clear of all
encumbrances.   The sales price, less a provision for cancellation,
is recorded as revenue and the cost related to such net revenue of the membership interest is charged against income in the year that revenue is recognized. If a purchaser defaults under the terms of the contract, after all rescission and inspection periods have expired, payments are generally retained by the Company. During the first nine months of fiscal 1999, the Company recognized approximately $103,400 in membership revenue as compared to approximately $402,800 in the first nine months of 1998.

Costs incurred in connection with preparing membership interests for sale are capitalized and include all costs of acquisition, renovation and furnishings of condominiums as well as operating, marketing and selling expenses. Deferred Membership Interests Held for Sale are valued at the lower cost or net realizable value in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for costs and Initial
Rental Operations Real Estate Projects." During the first nine months of fiscal 1999, the Company had adjusted Deferred membership Interests Held for Sale for items over budget in the aggregate amount of approximately, $916,400 as compared to approximately $1,073,000 in the first nine months of fiscal 1998.

Membership revenue was $103,429 in the first nine months of fiscal 1999 compared with $402,794 in the first nine months of fiscal 1998. The decline in revenues was the result of the sale of fewer memberships in fiscal 1999. This decline in sale of memberships was the result of the adverse impact on the Company resulting from the Great American Chapter 11 Proceedings.

Membership annual fee revenue was $400,606 in the first nine months of fiscal 1999 compared with $347,973 in the first nine months of fiscal 1998, or an increase of $52,633 (15.13%). This was primarily the result of additional memberships as well as an increase in maintenance fees per membership in accordance with an increase in the consumer price index.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


B.	Results of Operations (continued)

Other revenue was $70,530 in the first nine months of fiscal 1999 compared with $203,516 in the first nine months of fiscal 1998 or a decline of $132,986 (65.34%). The decline in revenues was primarily the result of less overnight rental income generated by vacant Resort Club condominiums.

Other operations expenses were $25,290 in the first nine months of fiscal 1999 compared with $193,794 in the first nine months of fiscal 1998, or a decrease of $168,504 (86.95%). The decrease was the result of certain non-recurring operating expenses that the Company recorded in the first nine months of fiscal 1998.

Membership operations expenses decreased in the first nine months of fiscal 1999 to $753,441 from $853,487 in the first nine months of fiscal 1998, or by $100,046 (11.72%) as a result of the decrease in the sale of membership interests.

Membership maintenance expenses increased in the first nine months of fiscal 1999 to $651,834 from $460,775 in the first nine months of fiscal 1998, or by $191,059 as a result of increased real estate taxes, condominium fees, check-in services and repairs and maintenance.

Marketing and selling expenses were negative $41,215 in the first nine months of fiscal 1999 compared with $1,043,015 in the first nine months of fiscal 1998, a decrease of $1,084,230. This decrease was the result of the implementation of the Company's current business plan which involves engaging third parties to sell membership interests as opposed to selling the memberships through Company personnel.

General and administrative expenses increased to $632,717 in the first nine months of fiscal 1999 from $422,564 in the first nine months of fiscal 1998, or by $210,153 as a result of increased legal fees in connection with the FoodCeuticals, Inc. transaction and the GAR restructuring.

Depreciation and amortization was $11,022 in the first nine months of fiscal 1999, compared to $9,856 in the first nine months of fiscal 1998 resulting in an increase of $1,166 (11.83%). This increase was essentially unchanged.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


B.	Results of Operations (continued)

Interest income was $668,669 in the first nine months of fiscal 1999 compared with $447,695 in the first nine months of fiscal 1998. The increase of $220,974 was the result of the loan due from Stonehill Recreation.

Interest expense increased to $1,897,602 in the first nine months of fiscal 1999 compared with $1,435,631 in the first nine months of 1998. The increase of $461,971 was the result of the Berkowitz Wolfman Assoc., Inc. loan and the increased loan facility with Binghamton Savings Bank.

During the first nine months of fiscal 1999 the Company recognized financing fee income of $531,714 in connection with the FoodCeuticals transaction (Note 5).

Amortization of deferred financing costs consists primarily of deferred financing costs associated with the Company obtaining its loans from Binghamton Savings Bank and Public Loan Corp. These costs decreased to $73,448 in the first nine months of fiscal 1999 from $87,477 in the first nine months of fiscal 1998, or a decrease of $14,029 which was the result of the varying maturities of these loans.

In the first nine months of fiscal 1999, the Company did not sell any of its marketable securities as compared to a gain on the sale of marketable securities in the first nine months of fiscal 1998 of $1,139,995 primarily resulting from a gain on the sale of RiceX, Inc. stock.

During the first nine months of fiscal 1998, the Company had a gain of $840,000 from the sale of the Billhill, Inc. real estate and a gain of $345,000 from the sale of Resort Club contracts. The Resort Club contracts sold were the Company's one-time, 5-year leases of winter timeshare sales at two locations, a summer timeshare, sales office at one location, as well as the Company's 10-year lease of a timeshare closing house, all located within the ski facility and summer participation theme park located in Vernon, New Jersey. In addition, it recognized an expense of $12,426,510 as a result of contributions it made in the resolution of the Chapter 11 Proceedings. This expense is further discussed below under Liquidity and Capital Resources.




DOMINION RESOURCES, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

Part II

Item 4.	Submission of Matters to a Vote of Security Holders

	During the quarter ended June 30, 1999:

	None.

Item 6.	Exhibits and Reports on Form 8-K

	During the quarter ended June 30, 1999:

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