Form 10KSB
period 1999-09-30
DOMINION RESOURCES INC /DE/
filed 2000-02-29
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-KSB

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1999

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

For the year ended September 30, 1999, the issuer's revenues were $23,367.

On December 31, 1999, the aggregate market value of the voting stock of Dominion Resources Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Issuer was approximately $1,907,644 based upon the high bid price for such Common Stock on said date in the over-the-counter market as reported by the National Quotation Bureau. On such date, there were 7,630,576 shares of Common Stock of the Issuer outstanding.

Transitional Small Business Disclosure Format  Yes  No  X

PART I

Item 1. Business

GENERAL:

Dominion Resources, Inc. (the "Company") was, commencing February 1996 through September 1999, principally engaged, through a wholly owned subsidiary, Resort Club, Inc. ("Resort Club"), in the business of offering membership interests to the general public which allows its members to vacation in resort condominiums. In September, 1999, the Board of Directors adopted a plan to dispose of the Resort Club through sale or liquidation. In connection with the Company's disposal plan, Resort Club ceased operations as of September, 1999 and is treated in this Annual Report as a discontinued operation.

From time to time, the Company has acquired real property or other assets where it believes there are favorable investment opportunities. At September 30,1999, these investments included certain real estate assets including 27 vacant condominium lots located in Great Gorge Village, a condominium development comprising a total of approximately 1,300 units situated adjacent to the ski area and summer participation theme park near Vernon, New Jersey. The Company intends to construct condominiums on these properties for sale. In addition, the Company owns three condominium units which it is currently renting located in Fort Lee, New Jersey. The Company also owns an approximately 1,560 square foot building in Selma, Alabama.

In March 1996, the Company entered into a $1.75 million secured loan with The RiceX Company ("RiceX"). Subsequently, in
December 1998, the Company entered into a Loan Participation Agreement with FoodCeuticals, L.L.C. ("FoodCeuticals") whereby the Company contributed its secured loan, including accrued interest, due from RiceX in the aggregate of approximately $2 million and FoodCeuticals contributed its secured loan due from RiceX in the amount of $1.85 million. FoodCeuticals had made its loan to RiceX in December 1998. RiceX is an agribusiness food technology company which has developed a proprietary process to stabilize rice bran. Its shares of Common Stock are quoted on the OTC Bulletin Board under the symbol "RICX.." The Company and FoodCeuticals' collateral includes certain tangible and intangible assets of RiceX including RiceX's extrusion machines located at two rice mills in California, contract rights, and all of RiceX's intellectual property. These assets represent substantially all of the assets in RiceX. In conjunction with its loan to RiceX, FoodCeuticals received an aggregate of 940,679 shares of RiceX's common stock and a warrant to purchase an aggregate of 3,743,540 shares of RiceX's common stock at an exercise price of $0.75 per share. Collectively, the Company's and FoodCeuticals secured loans of $2 million and $1.85 million, respectively, are hereinafter referred to as the Participation Loan. Pursuant to the Loan Participation Agreement, the Company and FoodCeuticals share pro rata as to the Participation Loan, warrants, shares and collateral due, payable or granted under the December 1998 Loan Agreement to the extent that their participation amount bears to the total Participation Loan. As a result, the Company received 409,421 shares of RiceX common stock and a warrant to purchase 1,429,338 shares of RiceX common stock. In November 1999, RiceX repaid the borrowing incurred in 1996 in the amount of $1.75 million, plus accrued interest of approximately $320,753.

The Company is currently engaged in a review of its future business objectives and plans. In that regard, it may dispose of certain of its assets, acquire additional assets or enter into business combination or other transactions with others. No agreements or agreements in principal have been entered into with respect to such transactions as of December 31, 1999.


On October 5, 1999, the Company entered into an agreement to convert 366,655 shares of the Company's redeemable common stock, par value $0.01 per share for 1,622,000 shares of the Company's common stock, par value $0.01 per share and a warrant to purchase a number of shares of common stock equal to 25% of all shares of common stock issued by the Company from October 1, 1999 through March 31, 2000.

The Company is currently in negotiations to sell its 65% interest in Resort Club to an unaffiliated entity. The transaction as proposed to be structured will be effective as of December 31, 1999 and requires the Company to use its best efforts to restructure certain notes payable of GAR which aggregate approximately $11,483,000 at September 30, 1999. The Company is currently negotiating the selling price which is expected to be in the form of a royalty payment based on future sales revenues.

DISCONTINUED ACTIVITIES -- VACATION MEMBERSHIPS:

The Resort Club membership interest entitles the member to the use of certain accommodations for a defined period of time each year of the membership term and the right to utilize certain amenities such as skiing, admission to a summer participation theme park known as Mountain Creek located in Vernon, New Jersey (previously known as Action Park), a health club and other forms of outdoor recreation on certain leased lands. The accommodations are provided in the form of condominiums. Subsequent to September 30, 1998, management of the Company substantially reduced Resort Club's operating activities with respect to selling new membership interests primarily as a result of its inability to obtain third party financing necessary to finance the unpaid portion of the purchase price for the membership interests. See Note 2-- to Notes to Consolidated Financial Statements.

The following table illustrates certain statistics regarding
Resort Club's vacation membership sales activities during the three fiscal years ended September 30, 1999. These activities are treated as a discontinued operation in this Annual Report.


                                                   Fiscal    Fiscal      Fiscal
                                                   1999      1998        1997

Maximum number of membership interests available    2,268    2,183       2,069

Net number of membership interests sold             2,222    2,133       1,970

Percentage sold                                       98%      98%          95%

Net number of membership interests sold
  during fiscal period                                  89        163       567

Gross sales of membership interests
  during fiscal period                             $424,999  $1,430,716  $6,389,292

Annual fulfillment assessments per membership
  Interests                                        $562,481    $470,451    $426,171



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

As of September 30, 1999, Resort Club had 38 condominium units in
Vernon, New Jersey, three units in Brigantine, New Jersey and one unit in Palmas Del Mar, Puerto Rico. The Company is negotiating to acquire three additional units in Vernon, New Jersey.

The purchase price for the memberships was generally financed, with the down payment received by Resort Club for such sale equal to at least 10% of the sales price. The financing for the balance is generally evidenced by non-recourse installment sales contracts. The down payment is often less than the direct expense of commissions and selling expenses plus the cost of acquiring the related condominium and administrative expenses. The difference is financed either by borrowings by Resort Club or paid out of Resort Club's other funds. Through fiscal 1998 and 1999, the Company advanced approximately $12,410,000 and $14,064,000, respectively, for the consideration for these for a payment equal to 10% of the gross sales price of the Resort Club memberships.

During fiscal 1999 sales prices ranged from $7,935 to $14,630 per membership , based on the number of points purchased.  Annual fulfillment assessments for operating costs ranged from  $250.98 to $641.23 during fiscal 1999.

For the three fiscal years ended September 30, 1999, 1998, 1997,
Resort Club's gross revenue from sales of membership interests was $424,999, $1,430,716, and $6,389,292, respectively.

The net liabilities of Resort Club (as an unconsolidated entity) at September 30, 1999 are as follows:


                                           1999           1998
Cash                                            $72,642        $86,784
Member receivables, net                       1,266,167      5,975,208
Accounts receivable other, net                  179,798         37,780
Deferred membership expense                         -0-      8,381,774
Other assets                                    235,566        241,302
Fixed assets, net                                91,412         72,295
Accounts payable and accrued liabilities     (1,560,157)    (3,970,464)
Deferred revenue                                    -0-    (11,658,639)
Secured debt                                 (2,193,797)    (2,271,276)
Unsecured debt                              (11,631,593)    (8,856,145)
     Net Liabilities                       $(13,539,962)  $(11,961,381)


Net liabilities of Resort Club exclude debt owed to its parent and an affiliated corporation, Dominion Resources, Inc. and Diamond Leasing and Management Corp., a subsidiary of Dominion Resources, Inc. of $19,983,355 and $17,857,969 as of September 30, 1999 and
1998, respectively. This debt and corresponding receivable has been eliminated in the consolidated financial statements of the Company. Of the outstanding indebtedness of Resort Club as of September 30, 1999 aggregating $15,385,574, Dominion Resources, Inc. and its subsidiaries other than Resort Club are liable on an aggregate of $1,393,797 of the secured debt of Resort Club. To the extent these liabilities of $1,393,797 are not paid out of the liquidated assets of Resort Club, Dominion Resources, Inc. will remain liable for the balance.

Management determined that in order to adequately assure to the members the availability of the Resort Club accommodations, title to certain of the resort condominium properties needed to be conveyed to and held by a trustee. A trustee holds title to 42 condominium units including 27 units that are the subject of mortgages aggregating as of September 30, 1999 $1,193,952. These mortgages will be repaid out of the net member receivables of Resort Club aggregating $1,266,167 as of September 30, 1999. The trustee will administer the collection of the annual maintenance assessments from membership owners which will be applied to the payment of insurance, taxes, maintenance fees and capital improvements. The trustee will pay the balance of the collections over to the Company on a regular basis. Under the trust agreement and a management agreement, the Company will have the exclusive rights to the control and management of the facilities held in trust. The trust will continue until the expiration date of the last membership interest. Under the terms of the trust, the trust assets will revert to the Company upon the expiration of the term of the trust.


ORGANIZATION AND DEVELOPMENT

The Company was incorporated under the laws of the State of Delaware on October 11, 1979. In August 1989, the Company was awarded a permit by the Federal Communications Commission ("FCC") pursuant to a lottery process, to provide nonwireline cellular radio telephone service in the Bibb, Alabama RSA and in June 1990, the FCC granted the Company's application to construct a cellular system in the Bibb, Alabama RSA. The cellular system commenced operations in November 1991. On November 7, 1995, the Company completed the sale of its cellular telephone system to PriCellular Corporation. On February 1, 1996 the Company acquired through a wholly owned subsidiary 100% of the outstanding common stock of Resort Club, of which a 35% interest was transferred to Great American subsequent to the Great American Chapter 11 Proceedings. Prior to August 1989, the Company was engaged in milling non-ferrous minerals.

Through fiscal 1998, the Company's primary business operations were in connection with the sale of membership interests through Resort Club. During the third quarter of fiscal 1999, the Company's management determined to curtail substantially the sale of additional memberships in the Resort Club because of the continuing need to fund the cash requirements of the Resort Club arising out of the sale of these memberships. At September 30, 1999, these activities were treated as a discontinued operation. As used herein, unless the context otherwise requires, the term (the "Company") refers to Dominion Resources, Inc. and its majority-owned subsidiaries.


COMPETITION

In general, the Company experiences no competition in its limited continuing operations.

Competitors to Resort Club, a discontinued activity, include vacation membership operations in the Poconos and Catskills. They include Shawnee, Tree Tops and Split Rock in the Poconos, and Villa Roma in the Catskills. Atlantic City, a three hour drive away, has one very successful project known as the Flagship. In addition, the Company's vacation membership activities compete with a wide range of other forms of vacation accommodations throughout New Jersey, the Mid-Atlantic states and elsewhere.


SEASONALITY

The Company believes there are no seasonal aspects to its continuing operations.

With respect to its discontinued Resort Club activities, usage of membership interests are primarily seasonal which correlates with the summer and winter seasons of Great Gorge Resort's summer participation theme park and winter ski operations, respectively. For the last three fiscal years ended September 30, 1999, quarterly sales as a percentage of annual sales, for each of the fiscal quarters averaged: quarters ended December 31 - 27%, quarters ended March 31 - 38%, quarters ended June 30 - 17%, and quarters ended September 30 - 18%. Resort Club is not dependent upon a limited number of customers whose loss would have a materially adverse effect on the Company.


EMPLOYEES

As of September 30, 1999, the Company had two year-round employees involved in its continuing operations and eight employees involved in the discontinued Resort Club operations.

Item 2. Properties

The Company's executive offices are at 355 Madison Avenue, Morristown, New Jersey. The Company entered into a lease agreement with St. Marks Associates, a real estate partnership 50% owned by Mr. Gene Mulvihill, the Company's former Chairman of the Board and Chief Executive Officer. The lease provided for a lease term of 5 years commencing December 1, 1995 with a total rent of $2,077 per month including the Company's proportionate share of operating and other expenses. In fiscal 1999, the Company terminated its lease with St. Mark's Associates and entered into a new lease for less space expiring November 30, 2000 with a total rent of $500 per month. The lease provides for rental adjustments for changes in the Consumer Price Index.

The Company owns approximately 1,560 square foot office building located in Selma, Alabama. The property is currently for sale.

See Item 1. Business for a description of other real estate assets owned by the Company.


Item 3.	Legal Proceedings

The Company is not a party to any pending legal proceedings which it regards as material in nature.


Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended September 30, 1999.


PART II


Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the range of high and low bid and asked quotations for the Common Stock during the past two fiscal years as derived from reports furnished by the National Quotation Bureau, Inc.


Quarter Ended                   Bid                           Asked
                        High            Low           High            Low
December 31, 1997       $.8125          $.8125        $1.031          $1.031
March 31, 1998           .25             .25            .50             .50
June 30, 1998            .1875           .1875          .50             .50
September 30, 1998       .1875           .1875          .375            .375

December 31, 1998      $1.375           $.6875        $2.125          $1.4375
March 31, 1999           .25             .25            .625            .625
June 30, 1999           1.00            1.00           1.00            1.375
September 30, 1999      1.00            1.00           1.25            1.25

December 31, 1999       $.25            $.25           $.4375          $.4375


	The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

As of December 31, 1999, the number of record holders of the Company's Common Stock was 2,562. The Company has never paid a cash dividend on its Common Stock and anticipated capital requirements make it unlikely that any cash dividends will be paid on the Common Stock in the foreseeable future.



Item 6.  Management's Discussion and Analysis or Plan of Operation


Introduction

The following discussions and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

Results of Operations

Fiscal Year 1999 compared with Fiscal Year 1998


	The Company's income during the three fiscal years ended September 30, 1999 was derived from membership revenue, membership annual fee revenue, and ski rental shop revenue and other revenue. Membership revenue consists of revenue from the sale of vacation memberships. Membership annual fee revenue consists of the annual membership dues established to cover each member's pro rata share of the estimated annual maintenance and operating expenses, including reserves, for all of the units, facilities, and amenities of the Resort Club program. Other revenue in fiscal 1999 and 1998 consists primarily of lease income from its office building in Selma, Alabama and overnight rental income generated by vacant Resort Club condominiums.

Continuing Operations

	Other revenue was $23,367 in fiscal 1999 compared with $25,470 in fiscal 1998 or a decline of $2,103 or 8.26%. The decline in revenues was primarily the result of decreased rental income from the Company's building in Selma, Alabama.

	Other operations expenses were $24,865 in fiscal 1999 compared with $216,023 in fiscal 1998, or a decrease of $191,158 or 88.49%. The decrease was the result of certain non-recurring operating expenses that the Company recorded in fiscal 1998.

	General and administrative expenses decreased to $819,247 in fiscal 1999 from $873,255 in fiscal 1998, or by $54,008 or 6.18%
as a result of decreased legal fees in connection with the GAR restructuring and certain non-recurring items.

	Depreciation and amortization was $14,926 in fiscal 1999, compared to $34,307 in fiscal 1998, resulting in a decrease of $19,381 or 56.49%. This decrease was the result of certain assets being fully depreciated at September 30, 1998.

	Interest income was $1,448,117 in fiscal 1999, compared with $407,943 in fiscal 1998. The increase of $1,040,174 was the result of the increased principal balance due from Stonehill
Recreation.

	Interest expense increased to $652,009 in fiscal 1999, compared with $557,861 in fiscal 1998. The increase of $94,148 was the result of the increase in the Berkowitz Wolfman Assoc., Inc. loan and the increased loan facility with Binghamton Savings Bank.

	During fiscal 1999, the Company recognized financing fee income of $531,714 in connection with the FoodCeuticals transaction.

	Amortization of deferred financing costs consists primarily of deferred financing costs associated with the Company obtaining its loans from Binghamton Savings Bank and Public Loan Corp.
These costs decreased to $102,709 in fiscal 1999 from $116,602 in fiscal 1998, or a decrease of $13,893, which was the result of the varying maturities of these loans.

	In fiscal 1999, the Company incurred a loss on the sale of its marketable securities of $38,832 as compared to a gain on the sale of marketable securities in fiscal 1998 of $1,139,995 primarily resulting from a gain on the sale of RiceX, Inc. stock.

	In fiscal 1999, the Company incurred a gain on the sale of Real Estate and RTC Mortgages of $11,764 as compared to $174,979 in fiscal 1998. The decrease was primarily a result from the Company's gain recorded from the sale of its property in Ouray, Colorado and sale of RTC Mortgages in fiscal 1998.

	During fiscal 1998, the Company had a gain of $840,000 from the sale of the Billhill, Inc. real estate.

Discontinued Operations

	Sales of membership interests are recognized and included in Revenues after certain "down payment" and other "continuing investment" criteria are met. The agreement for sale generally provides for a down payment and a note payable to the Company in monthly installments, including interest, over a period of up to 7 years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of membership interests and the condominium is placed in service free and clear of all encumbrances. The sales price, less a provision for cancellation, is recorded as revenue and the cost related to such net revenue of the membership interest is charged against income in the year that revenue is recognized. If a purchaser defaults under the terms of the contract, after all rescission and inspection periods have expired, payments are generally retained by the Company. During fiscal 1999, the Company recognized approximately $12,053,000 in membership revenue as compared to approximately $681,000 in fiscal 1998.

	Costs incurred in connection with preparing membership interests for sale are capitalized and include all costs of acquisition, renovation and furnishings of condominiums, as well as operating, marketing and selling expenses. Deferred Membership Interests Held for Sale are valued at the lower cost or net realizable value in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for costs and Initial Rental Operations Real Estate Projects."
During fiscal 1999, the Company had adjusted Deferred Membership Interests Held for Sale for items over budget in the aggregate amount of approximately $0, as compared to approximately $2,207,000 in fiscal 1998.

	Membership revenue was $12,052,709 in fiscal 1999 compared with $681,151 in fiscal 1998. The increase of membership revenue was the result of the Resort Club's accounting treatment resulting from recognizing the remaining deferred membership revenue, a non-cash revenue item, of approximately $11,748,000 as a result of the transfer of the Resort Club condominium inventory to a trust and reserving certain membership receivables for the payment of the remaining purchase money mortgages encumbering certain condominiums in the trust.

	Membership annual fee revenue was $486,118 in fiscal 1999 compared with $421,359 in fiscal 1998, or an increase of $64,759 or 15.37%. This increase was primarily the result of additional memberships, as well as an increase in maintenance fees per membership in accordance with an increase in the consumer price index.

	Membership operations expenses increased in fiscal 1999 to $3,775,458 from $1,539,000 in fiscal 1998, or by $2,236,458 or
163.02% as a result of the Resort Club recognizing the remaining deferred membership expenses resulting from the Resort Club recognizing the remaining deferred membership revenue.

	Membership maintenance expenses increased in fiscal 1999 to $893,399 from $749,511 in fiscal 1998, or by $143,888 as a result of increased real estate taxes, condominium fees, check-in services and repairs and maintenance.

	Marketing and selling expenses were negative $4,633,622 in fiscal 1999 compared with $1,231,155 in fiscal 1998, an increase of $3,402,467. This increase was the result of the Resort Club recognizing the remaining deferred membership expenses resulting from the Resort Club recognizing the remaining deferred membership revenue.

	The Company recorded a gain of $345,000 from the sale of Resort Club contracts. The Resort Club contracts sold were the Company's one-time, 5-year leases of winter timeshare sales at two locations, a summer timeshare, sales office at one location, as well as the Company's 10-year lease of a timeshare closing house, all located within the ski facility and summer participation theme park located in Vernon, New Jersey. In addition, it recognized an expense of $12,426,510 as a result of contributions it made in the resolution of the Great American Chapter 11 Proceedings. This expense is further discussed below under Liquidity and Capital Resources.


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

Continuing Operations

	Other revenue was $25,470 in fiscal 1998 compared with $36,783 in fiscal 1997 or a decline of $11,313 or 30.76%. The decline in revenues was the result of the loss of revenue generated from lease income from its former Clanton, Alabama office building which was sold in fiscal 1997

	Other operations expenses were $216,023 in fiscal 1998 compared with $77,104 in fiscal 1997, or an increase of $138,919 (180.17%). The increase was the result of non-recurring operating expenses in connection with certain real estate the Company acquired in connection with its investment in certain RTC mortgages and land acquired in connection with the resolution of the Great American Chapter 11 Proceedings.

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

	Interest income was $407,943 in fiscal 1998 compared with $253,680 in fiscal 1997. The increase of $154,263 was the result of interest income on a loan to Stonehill Recreation which was increased to $1,560,134 as of September 30, 1998 from $200,000 as of September 10, 1997.

	Interest expense increased to $557,861 in fiscal 1998
compared with $190,525 in fiscal 1997. The increase of $367,336 was primarily the result of a full year's interest on the Company's loans from Binghamton Savings Bank.

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

	In fiscal 1998, the Company had a gain of $840,000 from the sale of the Billhill, Inc. real estate.

Discontinued Operations

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

	Costs incurred in connection with preparing membership interests for sale are capitalized and include all costs of acquisition, renovation and furnishings of condominiums, as well as operating, marketing and selling expenses. Deferred Membership Interests Held for Sale are valued at the lower of cost or net realizable value in accordance with the provision of Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects". During fiscal 1998, the Company had adjusted Deferred Membership Interests Held for Sale for items over budget in the aggregate amount of approximately, $2,207,000 as compared to $2,936,000 in fiscal 1997. Management believes that the 1997 over budget was primarily due to the deteriorating conditions of the Great Gorge Resort during the summer of 1997 and the winter of 1997/1998 which has had a devastating impact on Resort Club's ability to sell membership interests.

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

	Membership maintenance expenses increased in fiscal 1998 to $749,511 from $23,633 in fiscal 1997 or by $725,878 as a result of a decrease to the fulfillment reserve in 1997 of $861,750. Annual membership fees referred to above are based on membership interests sold and amounted to $470,451 in fiscal 1998 compared to $428,171 in fiscal 1997. The initial annual membership dues may e increased by Resort Club as of each fiscal year by a percentage not to exceed the percentage, if any, in the Consumer Price Index ("CPI"). The annual membership dues may be increased by an amount greater than the CPI if the increase is submitted to a vote of all Resort Club members and approved by a majority of the points voted. As of September 30, 1998, management has determined that based on the average per point assessment, annual membership fees are insufficient to cover operating expenses such as maintenance, check-in services and real estate taxes, and, as a result, a deficit of $1.49 per point exists. Based on an aggregate of 278,461 points sold through September 30, 1998, a $444,336 per year deficit exists which is the obligation of Resort Club. Management has calculated the net present value of this obligation to be $3,236,047. As of September 30, 1997, Management calculated the per point deficit to be $0.93. The $0.56 increase is primarily attributed to lower maid fees and hotel income in addition to higher reservation costs.

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

	In fiscal 1998, the Company had a gain of $345,000 from the sale of Resort Club contracts. The Resort Club contracts sold were the Company's one-time 5-year leases of winter timeshare sales offices at two locations, a summer timeshare sales office at one location, as well as the Company's 10-year lease of a timeshare closing house, all located within the ski facility and summer participation theme park located in Vernon, New Jersey. In addition, it recognized an expense of $12,426,510 as a result of contributions it made in the resolution of the Great American Chapter 11 Proceedings. This expense is further discussed below under Liquidity and Capital Resources.


Liquidity and Capital Resources


During fiscal 1999, the Company had net income of approximately $2,968,582. Included in net income from operations is depreciation of approximately $14,900, amortization of interest expense of approximately $1,351,000 as well as the acceleration of unamortized interest expense of approximately $1,277,000 resulting from Resort Club's failure to make the first installment payment on its notes owing to certain creditors of GAR and amortization of deferred financing costs of $102,707, all of which are non-cash expenses. Amortization of interest income of $87,344 and non-cash income from its transaction with RiceX in the amount of $531,714 offset these items.

Changes in assets and liabilities included an increase in membership receivables of $1,209,041. a decrease in accrued interest and other receivables of $1,454,168, a decrease in prepaid expenses and other assets of $3,709, an increase in deferred member expenses of $8,109,431 offset by reductions in accounts payable and accrued expenses of $2,230,105 and deferred membership revenue of $11,482,588. After reflecting the net changes in assets and liabilities, net cash used by operations was approximately $757,000.

Investing activities used net cash of approximately $1,329,000 and includes primarily the sale of marketable securities of $42,115 and the sale of real estate related assets of approximately
$91,500 offset by a note receivable from Stonehill Recreation of approximately $1,439,000.

Financing activities provided net cash of approximately $1,539,900 which resulted primarily from borrowings of $2,283,300 and proceeds from the sale of common stock of $400,000 offset by the repayment of borrowings in the amount of $843,400 and the purchase of redeemable common stock of $300,000.

Accordingly, during fiscal 1998, the Company's cash decreased by approximately $546,000.


	Future Business Plans

Through fiscal 1999, the Company's primary business operations were in connection with the sale of membership interests through Resort Club. During the third quarter of fiscal 1999, the Company substantially reduced its operating activities with respect to selling new Membership Interests through Resort Club primarily as a result of its inability to obtain financing. At the end of the fiscal year ended September 30, 1999, these operations were treated as discontinued.

Management presently intends to apply the bulk of the Company's resources in some or all of the following real estate development activities: residential, commercial and resort development. Some of such activities may be conducted with entities affiliated with management. The Company's involvement may be as a sole principal, a partner, a joint venturer or in some other form.

As of September 30, 1999, the Company had engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated entities (see Item 12 and Note 3 of the Notes to the Consolidated Financial Statements). In addition, as of September 30, 1999, the Company had made an investment in RiceX, Inc. (see Note 4 of the Notes to the Consolidated Financial Statements).

Despite the foregoing, management reserves the right to apply the Company's resources in other businesses as opportunities present themselves.


Item 7. Financial Statements

Financial statements are attached hereto.  See pages F-1, et seq.


Item 8.	 Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

	During the two fiscal years ended September 30, 1999, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART III


Item 9.  Directors and Executive Officers, Promoters and Control
Persons,
Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company are as follows:

Name                    Age   Principal Occupation           Director Since

Joseph R. Bellantoni*   37    Treasurer; Chief Financial
                              Officer; Chief Executive
                              Officer and Director           1995

Maureen Kosminsky       34    Vice President and Secretary   ----

Paul J. Donahue (()*    66    Director                       1995

Thomas Conlin (()       65    Director                       1996


Other Significant Employees of the Company are the following:

Christina Riker         33    Chief Financial Officer,
                              Resort Club                    ----


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


Item 10.  Executive Compensation

The following table sets forth all cash compensation paid or accrued by the Company during the three years ended September 30, 1999 to its Chief Executive Officer and any other executive officer who received compensation in excess of $100,000 in any such fiscal year. The Company's group life, health and hospitalization plans do not discriminate in favor of the executive officers and directors of the Company and are generally available to all salaried employees.


SUMMARY COMPENSATION TABLE

                        Annual Compensation                 Long-Term Compensation

Name and                              Other     Options  Restr             All
Principal     Fiscal                  Annual    and      Stock   LTIP      Other
Position      Year   Salary    Bonus  Compens   SARs     Awards  Payouts   Compensation

Joseph R.
Bellantoni
Chief
Executive
Officer (1)   1999   $100,000  $-0-   $-0-      -0-      -0-     $-0-      $-0-
              1998   $100,000  $-0-   $-0-      -0-      -0-     $-0-      $-0-
              1997   $108,185  $-0-   $-0-      -0-      -0-     $-0-      $-0-

Andrew
Mulvihill(3)
Exec. Officer,
Resort Club   1999   $-0-      $-0-   $-0-      -0-      -0-     $-0-      $-0-
              1998   $-0-      $-0-   $218,858  -0-      -0-     $-0-      $-0-
              1997   $-0-      $-0-   $166,447  -0-      -0-     $-0-      $-0-


Robert
Harris (2)
President,
Resort Club   1999   $-0-      $-0-   $-0-      -0-      -0-     $-0-      $-0-
              1998   $8,654    $-0-   $29,879   -0-      -0-     $-0-      $-0-
              1997   $119,287  $-0-   $-0-      -0-      -0-     $-0-      $-0-


_____________________________________________
 (1) During fiscal 1997, Mr. Bellantoni performed consulting services on behalf of the Company for Seasons Investment Corporation, a portion of which if collected will be reimbursed to the Company.
 (2) On January 23, 1998, Mr. Harris resigned as President of
Resort Club.
 (3) Mr. Andrew Mulvihill resigned as an executive officer of Resort Club in the first quarter of fiscal 1999.

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

No options were granted or exercised during fiscal 1999.


Item 11.  Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth, as of December 31, 1999, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock as well as the number of shares of Common Stock beneficially owned by all Directors of the Company and all Directors and officers of the Company as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of the Company's Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options owned by such holder at said date.


Name of Beneficial Owner   Amount and Nature of     Percent
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

________________________________


Parent of the Company

Gene W. Mulvihill, the former Chief Executive Officer and a former Director of the Company, continues to render services to the Company and may be deemed to be an "affiliate" of the Company as defined under the Securities Exchange Act of 1934, as amended.


Item 12. Certain Relationships and Related Transactions

Certain of the Company's executive officers, Directors, and principal stockholders have been at various times, including during the two years ended September 30, 1999, officers, Directors, and principal stockholders of Great American and its affiliates. Mr. Bellantoni, the Chief Executive and Financial Officer and a Director of the Company was Vice President and Chief Financial Officer of Great American and is currently the Treasurer and a Director of Great American subsequent to the Chapter 11 Proceedings. Gene Mulvihill, the former Chairman of the Board and Chief Executive Officer of the Company is a former Officer of Great Mountain Development Corporation ("GMD") and former
Chairman of the Board and Chief Executive Officer of Great American. Mr. Gene Mulvihill's son, Andrew Mulvihill, is a former Executive Officer of Resort Club and a former officer of GMD. Mr. Gene Mulvihill may also be deemed to be an affiliate of Stonehill Recreation and Berkowitz Wolfman Assoc., Inc.

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

Accordingly, as of October 16, 1997, the Company recorded a loss as a consequence of its participation in the settlement of the Great American Chapter 11 Proceedings as follows:

Repayment of Lakeview and Summit mortgage        $2,649,467
Contribution of land                              2,070,000
Cash payout                                       1,855,000
Sale of Space Shot                                   65,651
Transfer of Piston Bullies                          176,600
Legal and contingency reserve                       605,384
Contribution of condominiums                        245,476
Contribution of Great Gorge Note                     50,000
Issuance of Unsecured Notes                       7,505,210
Less:
Forgiveness of amenities debt                    (1,544,778)
Receipt of leasehold and contract rights           (782,000)
Release of mortgages and real estate               (469,500)
Net recorded loss                               $12,426,510


In March 1993, Mountain Resort Properties, Inc. ("MRP"), a corporation wholly owned and controlled by Andrew Mulvihill, the son of Gene Mulvihill, entered into an agreement with Resort Club, whereby in return for compensation of 3% of the gross sales of Resort Club, MRP is responsible for providing the following services to Resort Club: 1) develop a club membership program; 2) develop accommodation inventory; 3) develop and construct the Mountain Top Recreation Area and all inclusive amenities; 4) acquire and renovate condominium inventory for Resort Club; 5) recruit and manage a sales, marketing, administrative, and fulfillment team; 6) develop and implement a business plan; and 7) manage collections. During the two years ended September 30, 1999, Resort Club paid approximately $-0- and $219,000, respectively, to Mr. Mulvihill pursuant to these arrangements. As a consequence of the Company discontinuing the sale of Resort Club memberships, Mr. Mulvihill is not currently providing services pursuant to this agreement.

The Company is obligated to Mr. Gene Mulvihill in the amount of $184,358 as of September 30, 1999 on mortgage indebtedness arising out of the Company's purchase in March 1996 of nine condominium units. The mortgage indebtedness is due in equal monthly installments of principal and interest through December 2000 and bears interest at 10.25% per annum.

The Company's executive office premises are leased in a building owned by a general partnership in which Mr. Gene Mulvihill is a 50% partner. During each of the two years ended September 30, 1999, the Company paid to the partnership $6,000 and $24,927, respectively, pursuant to the terms of the lease.

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

At September 30, 1999, Stonehill Recreation owed the Company
$3,128,832, plus accrued interest, arising out of cash advances from the Company to Stonehill Recreation. The obligation bears interest at 18% per annum and is due on demand.

Also at September 30, 1999, the Company is obligated to Berkowitz Wolfman Assoc., Inc. in the amount of $2,614,134 arising out of cash advances from Berkowitz Wolfman Assoc., Inc. Such obligation bears interest at 15% per annum and is due on demand, but if no demand is made, then on October 1, 1999.

In February 1998, the Company deposited in escrow with Lakeview the sum of $500,000 as additional collateral on a first mortgage loan to Stonehill Recreation from Lakeview which sum was applied to the outstanding principal amount of the loan in fiscal 1999.

The Company is currently engaged in negotiations with Stonehill
Recreation with respect to compensation to be paid by the Company to Stonehill Recreation for the use of the Spa facility by Resort
Club members.

In March 1996, Mr. Bellantoni purchased from the Company for $15,625 a total of 25,000 shares of Common stock of The RiceX Company. The shares were purchased at the Company's cost of $0.625 per share which approximated fair market value at the time due to the trading restrictions placed on the stock. In addition, Mr. Bellantoni is indebted to the Company in the amount of $20,831. The loan bears interest at 8% and is due to be repaid on demand.

PART IV


Item 13. Exhibits, Financial Statement Schedules and Reports on
Form 8-K                                                     Page
(a)  (1) Financial Statements.

     Independent Auditors' Report                            S-1
     Consolidated Balance Sheet - September 30, 1999         S-2-3
     Consolidated Statements of Operations -
      years ended September 30, 1999 and 1998                S-4
     Consolidated Statements of Stockholders'
      Deficit - years ended September 30, 1999 and 1998      S-5
     Consolidated Statements of Cash Flows -
      years ended September 30, 1999 and 1998               S-6-7
     Notes to Consolidated Financial Statements             S-8-25

    (2) Financial Statement Exhibits - None

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

(c) Exhibits:
   3(a)  Certificate of Incorporation of Registrant and
Amendment No.1 thereto (1)
    (b) Certificate of Amendment dated June 24, 1992 to Certificate of Incorporation reducing the authorized shares of Common Stock to 25,000,000, increasing the par value to $.01 per share and effecting a one-for-four reverse stock split (2)
    (c)  By-laws of Registrant (1)
   4(d) Specimen Common Stock Certificate, $.01 par value (2) 10(h) Consulting Agreement and First Amendment to the
Consulting Agreement dated November 11, 1989 between the Registrant and Gene W. Mulvihill (3)
  10(i) Employment Agreement dated as of October 1, 1990 between the Registrant and Debra Evers-Tierney (4)
  10(j) Contract for Sale of Vernon Valley Brewery Incorporated dated March 21, 1990 (but effected in June, 1990) between Empire State Brewing Company Inc. as Buyer and the Stockholders of the Brewery including the Registrant as Sellers including $400,000 Promissory Note issued by the Buyer to the Registrant (4)
  10(k) Cellular System Purchase Agreement dated as of June 28, 1991 between Resources and Motorola and assignment by Resources on September 3, 1991 to DCI (5)
  10(l) Cellular System Financing Agreement dated June 27, 1991 between DCI and Motorola (5)
  10(m) Building Lease as of September 1, 1991 between Resources and DCI as amended effective September 1, 1992 (2)



Item 13. Exhibits, Financial Statement Schedules and Reports on
Form 8-K (Continued)

  10(n) Cell Site and Tower Lease as of September 1, 1991 between Resources and DCI as amended effective September 1, 1992 (2)
  10(o)  Form of 5% Promissory Note and Warrant sold in the
Registrant's October 1993 private placement

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


             			DOMINION RESOURCES, INC.


Dated: February 14, 2000       By:/s/ Joseph R. Bellantoni


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                       Title                          Date
/s/ Joseph R. Bellantoni
Joseph R. Bellantoni            Treasurer, Chief Financial
                                Officer, Chief Executive
                                Officer and Director           February 14, 2000

/s/ Maureen Kosminsky
Maureen Kosminsky               Vice President and Secretary   February 14, 2000

/s/Paul J. Donahue
Paul J. Donahue                 Director                       February 14, 2000

/s/Thomas Conlin
Thomas Conlin                   Director                       February 14, 2000

/s/Christina Riker
Christina Riker                 Chief Financial Officer,
                                Resort Club                    February 14, 2000



INDEPENDENT AUDITORS' REPORT




Dominion Resources, Inc. and Subsidiaries
Morristown, New Jersey

We have audited the accompanying consolidated balance sheet of Dominion Resources, Inc. and Subsidiaries as of September 30,
1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two fiscal years ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dominion Resources, Inc. and Subsidiaries as of September 30,
1999, and the results of its operations and cash flows for the two fiscal years ended September 30, 1999, in conformity with generally accepted accounting principles.

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



Liebman, Goldberg, & Drogin, L.L.P.
Garden City, New York

January 6, 2000



S-1



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1999


ASSETS


Current assets:
Cash and cash equivalents                                         $        82,110
Investment in mutual fund and other marketable securities                  73,127
Membership Receivables, net of allowance for doubtful
  accounts of $396,373 (Note 2)                                         1,000,895
Accrued interest and other receivables                                  2,387,460
Prepaid expenses and other assets                                         412,062
      Total current assets                                              3,955,654

Property, equipment, furniture, and fixtures, net
  of accumulated depreciation and amortization of
  $227,122 (Note 1)                                                       209,707

Other assets:
 Membership Receivables, net of allowance for doubtful
   accounts of $1,491,119 (Note 2)                                      3,765,272
 RTC Mortgages                                                             25,099
 Note Receivable - Stonehill Recreation (Note 3)                        3,128,832
 Note Receivable - RiceX, Inc. (Note 4)                                 1,689,983
 Investment in RiceX, Inc. (Note 4)                                       813,396
 Real estate and real estate related activities (Notes 2 and 3)           871,526
        Total other assets                                             10,294,108

        Total assets                                              $    14,459,469




See accompanying notes
S-2



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
SEPTEMBER 30, 1999

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued liabilities (Note 5)                $     2,848,127
 Secured Debt, current portion (Note 7)                                 1,816,316
 Notes payable, (Note 7)                                               11,747,123
 Deferred Revenue                                                         176,051
      Total current liabilities                                        16,587,617

Long-term liabilities:
 Secured Debt, net of current maturities (Note 7)                       4,519,289
 Notes Payable, net of current maturities (Note 7)                            -0-
      Total long-term liabilities                                       4,519,289

Commitments and contingencies (Note 8)

Redeemable common stock, par value $0.01 per share; 383,333
  shares outstanding redeemable at $3.00 per share in July 1998
  through July 2000                                                     1,150,000

Stockholders' deficit:
 Common stock, $0.01 par value;
 Authorized - 25,000,000 shares;
  issued and outstanding - 7,630,576 shares                                76,306
 Additional paid-in capital                                             5,819,484
 Accumulated deficit                                                  (12,292,314)
Less: 1,350,646 shares held in treasury                                (1,400,913)
     Total stockholders' deficit                                       (7,797,437)

     Total liabilities and stockholders' deficit                  $    14,459,469



See accompanying notes
S-3



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30,

                                                1999              1998
Revenues
  Ski rental shop revenue and other revenue     $        23,367   $        25,470
       Total revenues                                    23,367            25,470

Expenses:
  Ski rental shop and other operations                   24,865           216,023
  General and administrative expenses                   819,247           873,255
  Depreciation and amortization                          14,926            34,307
       Total expenses                                   859,038         1,123,585

Loss from operations                                   (835,671)       (1,098,115)

Other income (expenses):
  Interest income                                     1,448,117           407,943
  Interest expense                                     (652,009)         (557,861)
  Financing fee income                                  531,714               -0-
  Amortization of deferred financing costs             (102,709)         (116,602)
  Gain (loss) on Sale of marketable securities          (38,832)        1,139,995
  Gain on Sale of real estate and RTC Mortgages          11,764           174,979
  Gain on Sale of Bill Hill property                        -0-           840,000
      Total other income (expenses)                   1,198,045         1,888,454

Income from continuing operations before
  income taxes                                          362,374           790,339
Income taxes (Note 6)                                       -0-               -0-

Net income from continuing operations                   362,374           790,339

Discontinued Operations:
  Income (loss) from operations of Resort Club
    less applicable tax benefit of $-0- in 1999 and
    $120,214 in 1998                                  2,606,208       (15,592,156)

Net income (loss)                               $     2,968,582     $ (14,801,817)

Net income (loss) per common share -
  continuing operations                         $          0.05     $        0.15

Net income (loss) per common share -
  discontinued operations                                  0.37             (3.01)

Net Income (loss) per common share              $          0.42     $       (2.86)

Weighted average number of share used in
  computing net income (loss) per share               6,993,164         5,172,601



See accompanying notes
S-4



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 1999 and 1998



                                          Capital
                   Common      Par        in Excess    Accum        Treasury
                   Stock       Value      of Par       Deficit      Stock          Total

Balance -
September 30,
1997               5,158,354   $ 51,584   $5,429,206   $(459,079)   $(1,400,913)   $3,620,798

Issuance of
400,000 shares
in connection
with exercise
of warrant           400,000      4,000       36,000                                   40,000

Transfer of
Common Stock to
Redeemable
Common Stock
(Note 9)            (500,000)    (5,000)    (195,000)                                (200,000)

Net loss                                             (14,801,817)                 (14,801,817)

Balance -
September
30, 1998           5,058,354     50,584    5,270,206 (15,260,896)    (1,400,913)  (11,341,019)

Sale of
2,222,222
shares of
common
stock              2,222,222     22,222      377,778                                  400,000

Issuance of
350,000
shares for
consulting
services             350,000      3,500      171,500                                  175,000

Net income                                             2,968,582                    2,968,582

Balance -
September
30, 1999           7,630,576    $76,306   $5,819,484 $(12,292,314)  $(1,400,913)  $(7,797,437)


See accompanying notes


DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,


                                          1999              1998
Cash flows provided by (used in) operating activities activities:
  activities
Net income (loss)                         $    2,968,582    $(14,801,817)

Adjustments to reconcile net income (loss)
 to net cash provided by continuing operating activities:
 to net cash provided by (used in) operating activities
  Depreciation and amortization                   14,926          34,307
  Amortization of deferred financing costs       102,707         116,602
  Amortization of interest income                (87,344)        (87,344)
  Acceleration of unamortized interest expense 1,276,551             -0-
  Amortization of interest expense             1,350,936       1,350,936
  Financing fee income (RiceX)                  (531,714)            -0-
  Gain on sale of Bill Hill property                 -0-        (840,000)
  Gain on sale of marketable securities              -0-      (1,207,383)
  Gain on sale of Resort club contracts              -0-        (345,000)
  Great American Settlement                          -0-      12,426,510
Changes in assets and liabilities:
  Membership receivables                       1,209,041       1,440,978
  Accrued interest and other receivables      (1,454,168)        955,515
  Prepaid expenses and other assets               (3,709)        191,535
  Deferred membership interests held for sale  8,109,431       1,004,151
  Accounts payable and accrued liabilities    (2,230,105)        (45,509)
  Deferred membership revenue                (11,482,588)        (74,062)
Net cash provided by (used in) operating
  activities                                    (757,454)        119,419

Cash flows from investing activities:
  Sale of Marketable Securities                   42,115       1,583,669
  Note Receivable - Related Party             (1,439,259)     (1,689,573)
  Investment in real estate and real estate
    related activities                           (39,183)      1,547,494
  Investment in mortgages receivables            130,692         153,999
  Sale of Resort Club Contracts                      -0-         345,000
  Capital expenditures                           (22,878)         22,865
Net cash provided by (used in)
  investing activities                        (1,328,513)      1,963,454

Cash flows from financing activities:
  Proceeds from borrowings                   2,283,299         1,039,431
  Repayment of borrowings                     (843,381)       (2,610,513)
  Proceeds from sale of common stock           400,000               -0-
  Exercise of warrants                             -0-            40,000
  Purchase of redeemable common stock         (300,000)          (50,000)
Net cash provided by (used in)
  financing activities                       1,539,918        (1,581,082)

Increase (Decrease) in cash                   (546,049)          501,791
Cash balance, October 1,                       628,159           126,368
Cash balance, September 30,              $      82,110      $    628,159



See accompanying notes
S-6



DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
FOR THE YEARS ENDED SEPTEMBER 30,




                                  1999           1998
Great American Settlement         $     -0-      $ 8,805,210
Unsecured Notes Payable                 -0-       (7,505,210)
Common Stock                         (3,500)           5,000
Additional paid-in capital         (171,500)         195,000
Redeemable Common Stock                 -0-       (1,500,000)
Investment in RiceX                 813,396              -0-
Financing fee income               (531,714)             -0-
Deferred interest income           (281,682)             -0-
Deferred financing costs            175,000              -0-
Total Non-Cash Operating, Investing
      and Financing Activities     $    -0-      $       -0-



See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

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

               Going Concern

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company had incurred a net loss for the year ended September 30, 1998 of $14,801,817, of which $12,426,510 represented a non-
recurring loss in connection with the Great American Settlement (Note 3). Although the Company had net income of $2,968,582 in fiscal 1999, $2,606,208 was from discontinued operations.
Included in the $2.6 million gain from discontinued operations is a non cash gain of approximately $3.8 million. In addition, the Company used net cash from operating activities of approximately $757,000 during the year ended September 30, 1999. As of September 30, 1999, the Company's current liabilities exceeded its current assets by $12,631,963.

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

     Property, Furniture, Fixtures, and Equipment

Property, furniture, fixtures, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of seven years for furniture, fixtures and equipment, and thirty years for buildings and improvements.

Property, furniture, fixtures, and equipment consisted of the following at September 30, 1999:


Buildings and improvements                        $    145,152
Furniture, fixtures and equipment                      291,677
     Subtotal                                          436,829

  Less:  Accumulated depreciation and amortization    (227,122)
Net property, furniture, fixtures and equipment    $   209,707


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


1.  Summary of Significant Accounting Policies (Continued)

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

2.   Discontinued Operations - Resort Club

In September, 1999, the Board of Directors adopted a plan to dispose of the Resort Club through sale or liquidation. In connection with the Company's disposal plan, Resort Club ceased operations as of September, 1999. Net liabilities of the Resort Club at September 30, 1999 are as follows:

                                          1999               1998
Cash                                      $    72,642        $      86,784
Member receivables, net                     1,266,167            5,975,208
Accounts receivable other, net                179,798               37,780
Deferred membership expense                       -0-            8,381,774
Other assets                                  235,566              241,302
Fixed assets, net                              91,412               72,295
Accounts payable and accrued liabilities   (1,560,157)          (3,970,464)
Deferred revenue                                  -0-          (11,658,639)
Secured debt                               (2,193,797)          (2,271,276)
Unsecured debt                            (11,631,593)          (8,856,145)
Net liabilities                          $(13,539,962)       $ (11,961,381)


Net liabilities of Resort Club exclude debt owed to its parent and an affiliated corporation, Dominion Resources, Inc. and Diamond Leasing and Management Corp., a subsidiary of Dominion Resources, Inc. of $19,983,355 and $17,857,969 as of September 30, 1999 and 1998 respectively. This debt and corresponding receivable has been eliminated in the consolidated financial statements of the Company. Of the outstanding indebtedness of Resort Club as of September 30, 1999 aggregating $15,385,547, Dominion Resources, Inc. and its subsidiaries other than Resort Club are liable on an aggregate of $1,393,797 of the secured debt of Resort Club. To the extent these liabilities of $1,393,797 are not paid out of the liquidated assets of Resort Club, Dominion Resources, Inc. will remain liable for the balance.

           Resort Club Accommodation Inventory Held in Trust

Management determined that in order to adequately assure to the members the availability of the Resort Club accommodations, title to certain of the resort condominium properties needed to be conveyed to and held by a trustee. A trustee holds title to 42 condominium units including 27 units that are the subject of mortgages aggregating as of September 30, 1999 $1,193,797. These mortgages will be repaid out of the net member receivables of Resort Club aggregating $1,266,167 as of September 30, 1999. The trustee will administer the collection of the annual maintenance assessments from membership owners which will be applied to the payment of insurance, taxes, maintenance fees and capital improvements. The trustee will pay the balance of the collections over to the Company on a regular basis. Under the trust agreement and a management agreement, the Company will have the exclusive rights to the control and management of the facilities held in trust. The trust will continue until the expiration date of the last membership interest. Under the terms of the trust, the trust assets will revert to the Company upon the expiration of the term of the trust. The net present value of the condominiums in trust have been recorded on the Company's books in the amount of $272,343 as of September 30, 1999.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

2.  Discontinued Operations - Resort Club (continued)

Resort Club Accommodation Inventory Held in Trust
(continued)

As of September 30, 1999, the Company has sold 303,217 membership points. Based on the number of membership points sold, the Company is required to purchase a minimum inventory of 43 condominium units. Currently, the Company owns 13 condominium units free and clear, and has purchased 27 condominium units which are subject to mortgages in the principal amount of approximately $1,194,000 as of September 30, 1999. In addition, the Company is in negotiations to purchase the remaining 3 condominium units for a purchase price of approximately $200,000.

    Membership Interests Held for Sale

Costs incurred in connection with preparing membership interests for sale are capitalized and include all costs of acquisition, renovation and furnishings of condominiums as well as operating, marketing and selling expenses. Membership interests held for sale are valued at the lower of cost or net realizable value in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects". During fiscal 1998 and 1997, the Company had adjusted Deferred Membership Interest Held for Sale over budget in the aggregate amount of approximately, $-0- and $2,207,000, respectively.

    Revenue and Profit Recognition

Sales of membership interests are recognized and included in Revenues after certain "down payment" and other "continuing investment" criteria are met. Revenue recognition is in accordance with the provisions of SFAS No. 66 "Accounting for Sales of Real Estate". The agreement for sale generally provides for a down payment and a note payable to the Company in monthly installments, including interest, over a period of up to 7 years. Revenue is recognized after the requisite rescission period has expired and at such time as the purchaser has paid at least 10% of the sales price for sales of membership interests and the condominium is placed in service free and clear of all encumbrances. The sales price, less a provision for cancellation, is recorded as revenue and the cost related to such net revenue of the membership interest is charged against income in the year that revenue is recognized. If a purchaser defaults under the terms of the contract, after all rescission and inspection periods have expired, payments are generally retained by the Company. During fiscal 1999 and 1998, the Company recognized approximately $12,053,000 and $681,000 in membership revenue, respectively. The increase of membership revenue was the result of the Resort Club's accounting treatment resulting from recognizing the remaining deferred membership revenue, a non-cash revenue item, of approximately $11,748,000 as a result of the transfer of the Resort Club condominium inventory to a trust and reserving certain membership receivables for the payment of the remaining purchase money mortgages encumbering certain condominiums in the trust.

Notes receivable with payment delinquencies of 90 days or more have been considered in determining the Allowance for cancellation. Cancellations occur when the note receivable is determined to be uncollectible and related collateral, if any, has been recovered.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

3.   Related Party Transactions

Certain of the Company's executive officers, Directors, and principal stockholders have been at various times, including during the two years ended September 30, 1999, officers, Directors, and principal stockholders of Great American and its affiliates. Mr. Bellantoni, the Chief Executive and Financial Officer and a Director of the Company was Vice President and Chief Financial Officer of Great American and is currently the Treasurer and a Director of Great American subsequent to the Chapter 11 Proceedings. Gene Mulvihill, the former Chairman of the Board and Chief Executive Officer of the Company is a former Officer of Great Mountain Development Corporation ("GMD") and former Chairman of the Board and Chief Executive Officer of Great American. Mr. Gene Mulvihill's son, Andrew Mulvihill, is an Executive Officer of Resort Club and a former officer of GMD. Mr. Gene Mulvihill may also be deemed to be an affiliate of Stonehill Recreation and Berkowitz Wolfman Assoc., Inc.

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

3.   Related Party Transactions (Continued)

B.  Paid $1.8 million in cash to Great American, which included
    $100,000 allocated for costs in connection with soliciting the Great American Plan of Reorganization.

C. Agreed to allocate 100% of the Resort Club net cash flow to pay the notes of professionals, indenture trustees and others, which aggregated approximately $4,000,000 (the "Resort Club Notes"), and a $7.5 million unsecured creditor's note (the "Resort Club Unsecured Creditors' Note"). Any proceeds dividended to Great American subsequent to the Conclusion of Chapter 11 Proceedings from Stonehill Recreation also will be used to pay the Resort Club Notes and the Resort Club Unsecured Creditors' Note. Such net cash flow and dividends will be allocated and distributed with the first $1,000,000 of such net cash flow allocated to pay the Resort Club Notes in partial satisfaction of unpaid allowed professional fees and expenses and other administrative claims. After distribution of the first $1,000,000 of net cash flow, 50% of net cash flow thereafter will be paid pro rata under the Resort Club Notes and 50% of such net cash flow will be paid in satisfaction of the Resort Club Unsecured Creditors' Note. The Resort Club Notes and Resort Club Unsecured Creditors' Note are non-interest bearing. As a result, the Company has imputed an interest rate of 24% and recorded as liabilities both notes at a discounted value of $7,505,210.

D..Transferred to Great American certain ski facility maintenance equipment used on the Vernon Valley ski area previously leased to Vernon Valley by the Company and 54 building lots owned by the Company prior to the sale of Great
    American's assets in its Chapter 11 Proceedings.

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


3.   Related Party Transactions (Continued)

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

Accordingly, as of October 16, 1997, the Company recorded a loss as a consequence of its participation in the settlement of the Great American Chapter 11 Proceedings as follows:

Repayment of Lakeview and Summit Mortgage             $2,649,467
Contribution of land (Public Loan)                     2,070,000
Cash payout                                            1,855,000
Sale of Space Shot                                        65,651
Transfer of Piston Bullies                               176,600
Legal and contingency reserve                            605,384
Contribution of condominiums                             245,476
Contribution of Great Gorge Note                          50,000
Issuance of Unsecured Notes                            7,505,210
   Less:
Forgiveness of amenities debt                         (1,544,778)
Receipt of leasehold and contract rights                (782,000)
Release of mortgages and real estate                    (469,500)
Net recorded loss                                    $12,426,510

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


3.   Related Party Transactions (Continued)

4) acquire and renovate condominium inventory for Resort Club; 5) recruit and manage a sales, marketing, administrative, and fulfillment team; 6) develop and implement a business plan; and 7) manage collections. During the two years ended September 30, 1999, Resort Club paid $0 and $219,000, respectively, to Mr. Mulvihill pursuant to these arrangements. As a consequence of the Company discontinuing the sale of Resort Club memberships, Mr. Mulvihill is not currently providing services pursuant to this agreement.

The Company is obligated to Mr. Gene Mulvihill in the amount of $184,358 as of September 30, 1999 on mortgage indebtedness arising out of the Company's purchase in March 1996 of nine condominium units. The mortgage indebtedness is due in equal monthly installments of principal and interest through December 2000 and bears interest at 10.25% per annum.

The Company's executive office premises are leased in a building owned by a general partnership in which Mr. Gene Mulvihill is a 50% partner. During the two years ended September 30, 1999, the Company paid to the partnership $6,000 and $24,923, respectively pursuant to the terms of the lease.

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

At September 30, 1999, Stonehill Recreation owed the Company
$3,128,832 arising out of cash advances from the Company to Stonehill Recreation. The obligation bears interest at 18% per annum and is due on demand.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


3.   Related Party Transactions (Continued)

Also at September 30, 1999, the Company is obligated to Berkowitz Wolfman Assoc., Inc. in the amount of $2,614,134 arising out of cash advances from Berkowitz Wolfman Assoc., Inc. Such obligation bears interest at 15% per annum and is due on demand but if no demand is made, then on October 1, 2000.

In February 1998, the Company deposited in escrow with Lakeview the sum of $500,000 as additional collateral on a first mortgage loan to Stonehill Recreation from Lakeview which sum was applied to the outstanding principal amount of the Loan in fiscal 1999.

The Company is currently engaged in negotiations with Stonehill
Recreation with respect to compensation to be paid by the Company to Stonehill Recreation for the use of the Spa facility by Resort
Club members.

In March 1996, Mr. Bellantoni purchased from the Company for $15,625 a total of 25,000 shares of common stock of The RiceX Company. The shares were purchased at the Company's cost of $0.625 per share which approximated a fair market value at the time due to trading restrictions placed on the stock. In addition, Mr. Bellantoni is indebted to the Company in the amount of $20,831. The loan bears interest at 8% and is due to be repaid on demand.

4. RiceX Note

In March 1996, the Company entered into a $1.75 million secured loan with The RiceX Company ("RiceX"). Subsequently, in
December 1998, the Company entered into a Loan Participation Agreement with FoodCeuticals, L.L.C. ("FoodCeuticals") whereby the Company contributed its secured loan, including accrued interest, due from RiceX in the aggregate of approximately $2 million and FoodCeuticals contributed its secured loan due from RiceX in the amount of $1.85 million. FoodCeuticals had made its loan to RiceX in December 1998. RiceX is an agribusiness food technology company which has developed a proprietary process to stabilze rice bran. Its shares of Common Stock are quoted on the OTC Bulletin Board under the symbol "RICX". The Company and FoodCeuticals' collateral includes certain tangible and intangible assets of RiceX including RiceX's extrusion machines located at two rice mills in California, contract rights, and all of RiceX's intellectual property. These assets represent substantially all of the assets in RiceX. In conjunction with its loan to RiceX, FoodCeuticals received an aggregate of 940,679 shares of RiceX's common stock and a warrant to purchase an aggregate of 3,743,540 shares of RiceX's common stock at an exercise price of $0.75 per share. Collectively, the Company's and FoodCeuticals secured loans of $2 million and $1.85 million, respectively, are hereinafter referred to as the Participation Loan. Pursuant to the Loan Participation Agreement, the Company and FoodCeuticals share pro rata as to the Participation Loan, warrants, shares and collateral due, payable or granted under the December 1998 Loan Agreement to the extent that their participation amount bears to the total Participation Loan. As a result, the Company received 409,421 shares of RiceX common stock and a warrant to purchase 1,429,338 shares of RiceX common stock. In November 1999, RiceX repaid the borrowing incurred in the amount of $1.75 million, plus accrued interest of approximately $320,753.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

5.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 1999 consist of the following:

  Accounts Payable                       $    403,379
  Accrued payroll and payroll taxes            33,628
  Accrued condo purchase (Note 8)             200,000
  Accrued income taxes (Note 6)               575,214
  Accrued fulfillment deficit (Note 8)        827,434
  Accrued interest                            719,888
  Accrued other                                88,584
                                         $  2,848,127


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

6.  Income Taxes

The tax expense (benefit) for the years ended September 30, 1999 and 1998 consists of the following components:

                          For the year ended September 30,

                              1999               1998

Current
    Federal              $  145,266         $  (120,214)
    State                    45,615                 -0-
                            190,881            (120,214)
Deferred
    Federal                     -0-          (3,957,738)
    State                       -0-          (1,701,120)
                                -0-          (5,658,858)

                         $  190,881         $(5,779,072)

The income tax benefit for the year does not bear the expected relationship between pretax loss and the federal corporate income tax rate of 34% because of the direct effect of state and local income taxes.

The reconciliation between the actual and expected federal tax is as follows:


Federal corporate tax rate of 34% and applicable
 AMT applied to pretax loss                      $  150,305       $ (4,617,968)

State and local taxes, net of federal benefit        26,259         (1,122,740)

Effect of non-deductible entertainment               14,317              6,934

Effect of tax vs. book depreciation                     -0-               (244)

Effect of capital loss carry forward                    -0-            (45,054)

Effect of NOL limitation                                -0-                -0-

Total tax benefit                                $  190,881       $ (5,779,072)



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

6.  Income Taxes (continued)

Deferred income taxes as reported on the balance sheet consists of:

                                               September 30,
                                          1999            1998

Deferred tax assets                   $ 5,667,977     $ 5,858,858
Deferred tax liabilities                      -0-        (200,000)
Valuation allowance                    (5,667,977)     (5,658,858)

                                      $       -0-     $       -0-

As of September 30, 1998 the Company had net operating losses
(NOL) of $12,853,093. This amount is available to be carried back three years to offset past taxable income. Any remaining NOL after the carry back is available to offset future taxable income. The carry forwards begin to expire for the year ended September 30, 2000. The company has provided a full 100% valuation allowance on the deferred tax assets as at September 30, 1999 and 1998 to reduce such deferred income tax assets to zero as it is the management's belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles. Management will review the valuation allowance required periodically and make adjustments as warranted.

7.  Debt

  Secured Debt

During fiscal 1996, 1997 and 1998 the Company purchased condominiums in the Great Gorge Village, Vernon, New Jersey, from unrelated individuals. The condominiums are used as accommodation inventory in connection with the sale of membership interests through Resort Club. The purchase of the condominiums typically required a down payment with the balance payable through a purchase money mortgage. The terms of the mortgages varied with interest ranging from 8% to 10.25%. As of September 30, 1999, the aggregate remaining balance on these mortgages was approximately $1,193,797.

At September 30, 1999, the Company is obligated to Berkowitz
Wolfman Assoc., Inc. in the amount of $2,614,134 arising out of cash advances from Berkowitz Wolfman Assoc., Inc.. Such obligation bears interest at 15% per annum and is due on demand but if no demand is made, then on October 1, 2000.

On May 18, 1997 the Company entered into a loan agreement with Binghamton Savings Bank ("Binghamton"), the Company's primary lender in the principal amount of $2,000,000. Pursuant to the loan agreement, the amount owed from the Company is collateralized by a first mortgage on substantially all of the Company's assets. The loan bears interest at 12.5% and is due and payable as follows:


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

7.  Debt (continued)

   Secured Debt (continued)


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

As of September 30, 1999, the principal balance outstanding on this loan was $1,445,000.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

7.  Debt (Continued)

  Secured Debt (Continued)

Secured Debt as of September 30, 1999 is summarized as follows:

  Building and land purchased, August 1992
   10%, principal and interest of $901 payable
   monthly to August 2001, balloon payment of
   $77,962 at September 1, 2001                      $      82,674
  Condominiums purchased, December 1995
   through September 1997 with interest ranging
   from 8.00% to 10.25%, monthly principal and interest
   payments ranging from $484 to $2,055
   payable monthly to December 2000                      1,193,797
  Loan Agreement dated June 6, 1994,
   15% interest due monthly, balloon payment
   of $1,000,000 on June 10, 2000                        1,000,000
   Loan Agreement, 15% interest due October 1, 2000      2,614,134
  Loan Agreements dated May 18, 1997, August 6, 1997,
   and January 15, 1999, 12.25% interest due monthly
   with monthly principal payments of $50,000,
   balance due March 13, 2000                            1,445,000
  Total mortgages	6,335,605
Less total current portion                               1,816,316
Total noncurrent portion                                $4,519,289


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

7.  Debt (Continued)

Notes Payable

In connection with the Great American Settlement (see Note 2), Resort Club agreed to allocate 100% of its net cash flow to pay the notes of professionals, indenture trustees, Richard Wright and Matt Harrison, both restructuring officers of Great American ("Resort Club Notes"), and a $7.5 million unsecured creditors' note (the "Resort Club Unsecured Creditors' Note"). Similarly, any proceeds dividended to reorganized Great American from Stonehill Recreation will be used to pay the Resort Club Notes and the Resort Club Unsecured Creditors' Note. Such net cash flow and dividends will be allocated and distributed as follows: The first $1,000,000 of such net cash flow will be allocated and distributed to pay the Resort Club Notes in partial satisfaction of unpaid allowed professional fees and expenses and unpaid allowed indenture trustee administrative claims, and unpaid claims of Richard Wright and Matt Harrison. After distribution of the first $1,000,000 of net cash flow, 50% of net cash flow thereafter will be paid pro rata under the Resort Club Notes and 50% of such net cash flow will be paid in satisfaction of the Resort Club Unsecured Creditors' Note; and provided further, that the amount and the terms of the Resort Club Notes and Resort Club Unsecured Creditors' Note shall be reasonably satisfactory to the holders of such notes and be limited in a matter so as not to materially impair the operation of the business of the Resort Club. The Resort Club Notes and Resort Club Unsecured Creditor's Note are non-interest bearing. As a result, the company has imputed an interest rate of 24% and recorded the notes at a discounted value of $7,505,210. As of September 30, 1999, the carrying value of these notes was approximately $11,483,000.

Other Information

Aggregate principal reductions of debt as of September 30, 1999 are summarized as follows (000's omitted):



                         Secured       Notes
Fiscal Year              Debt          Payable        Total
2000                     $1,816        $11,747        $13,563
2001                     $3,760        $   -0-        $ 3,760
2002 and thereafter      $  759        $   -0-        $   759


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

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

As of September 30, 1999, the Company has sold 303,217 membership points. Based on the number of membership points sold, the Company is required to purchase a minimum inventory of 43 condominium units. Currently, the Company owns 13 condominium units free and clear, and has purchased 27 condominium units which are subject to mortgages in the principal amount of approximately $1,194,000. In addition, the Company is in negotiations to purchase the remaining 3 condominium units for a purchase price of approximately $200,000.

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

As of September 30, 1999, management has determined that based on the average per point assessment, annual membership fees are insufficient to cover operating expenses such as maintenance, check-in services and real estate taxes. Based on an aggregate of 303,217 points sold through September 30, 1999, management has calculated the net present value of this obligation to be approximately $827,434.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

9.  Common Stock

On or about December 28, 1998, the Company sold an aggregate
1,111,111 shares of the Company's common stock to two unaffiliated corporations and 1,111,111 shares to an unaffiliated individual at a per share price of $0.18.

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

Non-qualified Stock Option Plan and Option to Purchase Common
Stock

The Company has adopted a non-qualified stock option plan and reserved 125,000 shares for issuance pursuant thereto. Options are non-transferable; expire if not exercised after five years; may not be exercised until after the completion of one year of service with the Company by the employee; are exercisable at the rate of one-fifth of the shares optioned per year and are issuable to employees in such amounts and at such prices as determined by the Board of Directors, provided that no single employee may be granted options to purchase more than 7,500 shares and persons owning more than 10% of the Company's outstanding shares are excluded from participation in the plan. Options are protected against dilution resulting from stock recapitalization. As of September 30, 1999, no options had been issued under the plan.

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


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

12.  Subsequent Events (Unaudited) Not Covered By Independent
Auditor's Report

The Company is negotiating a restructuring of its $7.5 million Unsecured Creditors Note with GAR, Inc. Pursuant to the terms of the agreement, the Company will issue $750,000 fair market value of its common stock in return for the cancellation of the $7.5 million Unsecured Creditors Note.

In October, 1999, the Company received a Letter and Examination Report from the District Director of the Internal Revenue Service that proposed a tax deficiency based on an audit of the Company's consolidated 1995 tax return. The Examination Report proposed adjustments that the Company does not agree to.

The adjustments included disallowed deductions from the Company's principal subsidiary in the amount of $5,124,000 which represented accruals and deductions related to membership fulfillment expense and membership product cost (see Note 2). The Internal Revenue Service's position was that these deductions should have been capitalized. Additionally, approximately $498,000 of deductions representing a write down of packaged loans acquired from Resolution Trust Company and certain normal business deductions were disallowed. The Internal Revenue Service also disallowed $830,000 as a compensation deduction related to a former officer's stock redemption, claiming the disallowed deduction should have been classified as treasury stock.

The Company does not agree with the proposed adjustments and is contesting the proposed tax assessment of $2,164,000 (not including interest and penalties) at the appeals level of the service. The Company believes that when final resolution, the proposed tax deficiencies will be substantially reduced. No provision has been made in the accompanying financial statements for the proposed additional taxes and interest. Additionally, the Company has adequate net operating losses (see Note 6) which could be utilized to offset any unresolved tax adjustments related to this examination.

On October 5, 1999, the Company entered into an agreement to convert 366,655 of the Company's redeemable common stock, par value $0.01 per share for 1,622,000 shares of the Company's common stock, par value $0.01 per share and a warrant to purchase a number of shares of common stock equal to 25% of all shares of common stock issued by the Company from October 1, 1999 through March 31, 2000.

The Company is currently in negotiations to sell its 65% interest in Resort Club to an unaffiliated entity. The transaction as proposed to be structured will be effective December 31, 1999 and requires the Company to use its best efforts to restructure certain notes payable of GAR which aggregate approximately $11,483,000 at September 30, 1999. The restructuring as contemplated is limited to the issuance of the Company's common stock not to exceed more than 7% of the issued and outstanding common stock of the Company. The Company is currently negotiating the selling price which will be in the form of a royalty payment based on future sales revenues.


53