Form 10QSB
period 2000-03-31
DOMINION RESOURCES INC /DE/
filed 2000-05-15
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

     Class                      Outstanding at April 1, 2000
Common Stock, $0.01 par value         7,630,576



DOMINION RESOURCES, INC.  AND SUBSIDIARIES

FORM 10-QSB

QUARTER ENDED MARCH 31, 2000

FINANCIAL INFORMATION

PART I

Item 1.	Financial Statements

The attached unaudited financial statements of Dominion Resources, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

Condensed consolidated balance sheets                   1-2

Condensed consolidated statements of operations         3-4

Condensed consolidated statements of cash flows         5-6

Notes to condensed consolidated financial statements    7-17

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

PART II
OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS



                                                March 31,         September 30,
                                                2000              1999
                                                (Unaudited)       (See note below)
Current assets:
Cash and cash equivalents                       $     45,353       $       82,110
Membership receivables, net (of allowance
  for doubtful accounts of $0 at
  March 31, 2000 and $396,373 at September
  30, 1999                                           641,007            1,000,895
Prepaid expenses and other assets                    119,313              412,062
Investment in mutual fund and other
  marketable securities                              173,035               73,127
Accrued interest and other receivables             1,062,063            2,387,460
          Total current assets                     2,040,771            3,955,654

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization of $85,816 at March 31,
  2000 and $227,122 at September 30, 1999            113,163              209,707

Other assets:
 Membership receivables, net (of allowance
   for doubtful accounts of $0 at
   March 31, 2000 and $1,491,119 at
   September 30, 1999                              2,299,391            3,765,272
 RTC mortgages                                        26,601               25,099
 Note receivable - Stonehill Recreation
   (Note 3)                                        3,128,832            3,128,832
 Note receivable - RiceX, Inc.                       943,655            1,689,983
 Investment in RiceX, Inc.                           704,603              813,396
 Real estate and real estate related
   activities                                        872,026              871,526
          Total other assets                       7,975,108           10,294,108
          Total assets                          $ 10,129,042      $    14,459,469


Note: The balance sheet at September 30, 1999, has been taken from the audited financial statements at that date and condensed.


See accompanying notes.




DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY


                                                March 31,         September 30,
                                                2000              1999
                                                (Unaudited)       (See note below)
Current Liabilities:
 Secured debt, current portion                  $  1,076,374      $     1,816,316
 Notes payable, current portion                       58,885           11,747,123
 Accounts payable and accrued liabilities          3,797,340            2,848,127
 Deferred revenue                                    105,631              176,051
          Total current liabilities                5,038,230           16,587,617

Long-term liabilities:
 Secured debt, net of current maturities           2,286,335            4,519,289

Commitments and Contingencies (Note 5):

Redeemable common stock; par value $0.01
  per share 358,333 and 383,333 shares
  outstanding at March 31, 2000 and
  September 30, 1999; redeemable at $3.00
  per share in July 1998 through July 2000         1,075,000            1,150,000

Stockholders' equity:
 Common stock, $0.01 par value; Authorized
  - 25,000,000 Shares; issued and outstanding
  - 7,630,576 shares at March 31, 2000
  and September 30, 1999, respectively                76,306               76,306
 Additional paid-in-capital                        5,819,484           5,819,484
 Accumulated deficit                              (2,765,400)         (12,292,314)
 Less: 1,350,646 shares held in treasury
  at March 31, 2000 and September 30, 1999        (1,400,913)          (1,400,913)
          Total stockholders' equity               1,729,477           (7,797,437)
          Total liabilities and
             stockholders' equity              $  10,129,042        $  14,459,469


Note: The balance sheet at September 30, 1999, has been taken from the audited financial statements at that date and condensed.




See accompanying notes.




DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)

                                                2000              1999
Revenues:
 Other revenue                                  $      2,704      $       8,150
       Total revenues                                  2,704              8,150

Expenses:
 Other operations                                     45,905             36,995
 General and administrative expenses                 756,725            385,917
 Depreciation and amortization                         5,133              7,348
       Total expenses                                807,763            430,260

Loss from operations                                (805,059)          (422,110)

Other income (expenses):
 Interest income                                     367,480            337,729
 Interest expense                                   (381,827)          (293,166)
 Financing fee income                                    -0-            531,714
 Amortization of deferred financing costs            (58,517)           (44,190)
 Gain on sale of real estate and RTC mortgages           -0-              9,398
 Gain on sale of marketable securities               102,125                -0-
       Total other income (expenses)                  29,261            541,485

Income (loss) from continuing operations
    before provision for income taxes               (775,798)           119,375
  Provision for income taxes                             -0-                -0-
Income (loss) from continuing operations            (775,798)           119,375

Discontinued Operations:
Loss from operations of Resort Club
  less applicable tax benefit of $0 in 2000
  and 1999                                               -0-         (1,397,006)
Gain on sale of Resort Club (less applicable
  income taxes of $0 at March 31, 2000)           10,302,712                -0-

Income (loss) from discontinued operations        10,302,712         (1,397,006)

Net income (loss)                               $  9,526,914      $  (1,277,631)

Income (loss) per common share -
  continuing operations                         $      (0.10)     $         0.02

Income (loss) per common share -
  discontinued operations                       $        1.35     $        (0.22)

Net income (loss) per common share              $        1.25     $        (0.20)

Weighted average number of share used in
  computing net income (loss) per share             7,630,576            6,338,116

See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)

                                                2000              1999
Revenues:
 Other revenue                                  $        519      $      4,100
       Total revenues                                    519             4,100

Expenses:
 Other operations                                     16,813            17,901
 General and administrative expenses                 642,204           206,950
 Depreciation and amortization                         2,567             3,674
       Total expenses                                661,584           228,525

Loss from operations                                (661,065)         (224,425)

Other income (expenses):
 Interest income                                     100,320           195,662
 Interest expense                                   (218,768)         (163,258)
 Financing fee income                                    -0-               -0-
 Amortization of deferred financing costs            (29,258)          (29,259)
 Gain on sale of real estate and RTC mortgages           -0-             2,768
 Gain on sale of marketable securities               102,125               -0-
       Total other income (expenses)                 (45,581)            5,913

Loss from continuing operations
    before provision for income taxes               (706,646)         (218,512)
  Provision for income taxes                             -0-               -0-
Loss from continuing operations                     (706,646)         (218,512)

Discontinued Operations:
Loss from operations of Resort Club
  less applicable tax benefit of $0 in 2000
  and 1999                                               -0-          (553,063)
Gain on sale of Resort Club (less applicable
  income taxes of $0 at March 31, 2000)             (813,032)              -0-

Loss from discontinued operations                   (813,032)         (553,063)

Net loss                                        $ (1,519,678)     $   (711,575)

Loss per common share -
  continuing operations                         $      (0.09)     $      (0.02)

Loss per common share -
  discontinued operations                       $      (0.11)     $      (0.07)

Net loss per common share                       $      (0.20)     $      (0.09)

Weighted average number of share used in
  computing net loss per share                      7,630,576          7,572,243

See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)

                                                2000              1999
Cash flows from operating activities:
  Net Income (loss)                             $  9,526,914      $  (1,277,631)
Adjustments to reconcile net income (loss) to net cash used
 in operating activities:
  Depreciation and amortization                        5,133              7,348
  Amortization of interest income                    (60,017)           (43,672)
  Amortization of interest expense                       -0-            675,468
  Amortization of deferred financing costs            58,517             44,190
  Financing fee income (RiceX)                           -0-           (531,714)
  Gain on sale of Resort Club                    (10,302,712)               -0-
Changes in assets and liabilities:
  Membership receivables                             368,852            624,538
  Accrued interest receivable and other
    receivables                                      259,925            (81,112)
  Prepaid expenses and other assets                   (1,334)           (47,584)
  Deferred member expenses                               -0-            637,984
  Accounts payable and accrued expenses              275,902          (231,677)
  Deferred revenue                                   (70,420)           165,691
Net cash used in operating activities                 60,760            (58,171)
Cash flows from investing activities:
  Sale of (investment in) real estate
   and real estate related activities                 (2,003)             2,973
  Note Receivable - Stonehill Recreation                 -0-         (1,014,482)
  Sale of (investment in) mutual fund
    and other  marketable securities                 (99,908)             3,298
  RiceX proceeds                                   1,750,000                -0-
  RiceX - loan participation                        (943,655)               -0-
  RiceX - Investment                                 108,793                -0-
  Capital expenditures                                   -0-            (50,484)
Net cash provided by (used in) investing activities  813,227         (1,058,695)
Cash flows from financing activities:
  Proceeds from sale of common stock                     -0-            400,000
  Proceeds from borrowings                               -0-          1,447,484
  Repayment of borrowings                           (835,744)          (490,869)
  Redemption of Common Stock                         (75,000)          (150,000)
Net cash provided by (used in)
  financing activities                              (910,744)         1,206,615
Increase (Decrease) in cash and cash equivalents     (36,757)            89,749
Cash and cash equivalents balance, beginning of peiod 82,110            628,159
Cash and cash equivalents balance, end of period  $   45,353      $     717,908




See accompanying notes.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
SIX MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)





                                                2000              1999
Investment in RiceX                             $   -0-           $    813,396
Financing fee income                                -0-               (531,714)
Deferred interest income                            -0-               (281,682)
Deferred financing costs                            -0-                175,000
Common Stock                                        -0-                 (3,500)
Redeemable common stock                             -0-               (171,500)
Total Non-Cash Operating, Investing
  and Financing Activities                      $   -0-           $        -0-



See accompanying notes.




DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and September 30, 1999, the results of operations for the six months ended March 31, 2000 and 1999, and cash flows for the six months ended March
31, 2000 and 1999. Operating results for the six months ended March 31, 2000, are not necessarily indicative of the results which may be expected for the year ended September 30, 2000. These statements should be read in conjunction with Form 10-KSB for fiscal 1999 which is on file with the Securities and Exchange Commission.

On March 1, 2000, the Company negotiated the sale of its 65%
interest in Resort Club. The transactionis effective October 1, 1999 and requires the Company to use its best efforts but is not obligated to restructure certain notes payable of GAR, Inc. which aggregate approximately $11,483,000 at September 30, 1999. The sales price is in the form of a royalty payment based on 3% of future sales revenues. The Company recorded a net gain of approximately $10.3 million on the transaction Which included a write-down to net realizable value of the Company's notes receivable in Resort Club of approximately $20.8 million (See
Note 3).

NOTE 2 - RECLASSIFICATION:

Certain fiscal 2000 items have been reclassified to conform with the fiscal 1999 presentation.




DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)

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

On March 1, 2000, the Company negotiated the sale of its 65%
interest in Resort Club. The transaction is effective October 1, 1999 and requires the Company to use its best efforts but is not obligated to restructure certain notes payable to GAR, Inc. which aggregate approximately $11,483,000 at September 30, 1999. The sales price is in the form of a royalty payment based on 3% of future sales revenues. As a result of the sale, a gain of $10,302,712 was recorded which is broken out as follows:

Net liabilities as of September 30, 1999              $33,523,317
  Less:  Contingency reserve for mortgages,
   fulfillment and GAR, Inc. restructuring              2,424,218
Subtotal                                               31,099,099
  Less:  Write-down to net realizable value, the
   Company's notes receivable due from Resort Club     20,796,387
Net gain                                              $10,302,712

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

NOTE 4 - RELATED PARTY TRANSACTIONS:

Certain of the Company's executive officers, Directors, and principal stockholders have been at various times, including during the two years ended March 31, 2000, officers, Directors, and principal stockholders of Great American and its affiliates. Mr. Bellantoni, the Chief Executive and Financial Officer and a Director of the Company was Vice President and Chief Financial Officer of Great American and is currently the Treasurer and a Director of Great American subsequent to the Chapter 11 Proceedings. Gene Mulvihill, the former Chairman of the Board and Chief Executive Officer of the Company is a former Officer of Great Mountain Development Corporation ("GMD") and former Chairman of the Board and Chief Executive Officer of Great American. Mr. Gene Mulvihill's son, Andrew Mulvihill, is a former Executive Officer of Resort Club and a former officer of GMD. Mr. Gene Mulvihill may also be deemed to be an affiliate of Stonehill Recreation and Berkowitz Wolfman Assoc., Inc.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS (continued):

The Resort Club is obligated to Mr. Gene Mulvihill in the amount of approximately $180,000 as of March 31, 2000 on mortgage indebtedness arising out of the Company's purchase in March 1996 of nine condominium units. The mortgage indebtedness is due in equal monthly installments of principal and interest through December 2000 and bears interest at 10.25% per annum. The Company is liable on the indebtedness to the extent this indebtedness is not paid out of the liquidated assets of Resort Club.

The Company's executive office premises are leased in a building owned by a general partnership in which Mr. Gene Mulvihill is a 50% partner. During the six months ended March 31, 2000 and 1999, the Company paid to the partnership $3,000 pursuant to the terms of the lease, respectively.

At March 31, 2000, Stonehill Recreation owed the Company approximately $3,129,000 arising out of cash advances from the Company to Stonehill Recreation. The obligation bears interest at 18% per annum and is due on demand (see Note 8).

Also at March 31, 2000, the Company is obligated to Berkowitz Wolfman Assoc., Inc. in the amount of approximately $2,286,000 arising out of a cash advance from Berkowitz Wolfman Assoc., Inc. Such obligation bears interest at 15% per annum and is due on demand.

In February 1998, the Company deposited in escrow with Lakeview the sum of $500,000 as additional collateral on a first mortgage loan to Stonehill Recreation from Lakeview which sum was applied to the outstanding principal amount of the loan in fiscal 1999.

In March 1996, Mr. Bellantoni purchased from the Company for $15,625 a total of 25,000 shares of common stock of The RiceX Company. The shares were purchased at the Company's cost of $0.625 per share which approximated the fair market value at the time due to trading restrictions placed on the stock. In addition, Mr. Bellantoni is indebted to the Company in the amount of approximately $24,400. The loan bears interest at 8% and is due on demand.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In October, 1999, the Company received a Letter and Examination Report from the District Director of the Internal Revenue Service that proposed a tax deficiency based on an audit of the Company's consolidated 1995 tax return. The Examination Report proposed adjustments that the Company does not agree to.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)

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


NOTE 6 - COMMON STOCK:

On October 5, 1999, the Company entered into an agreement to convert 358,333 of the Company's redeemable common stock, par value $0.01 per share for 1,622,000 shares of the Company's common stock, par value $0.01 per share and a warrant to purchase a number of shares of common stock equal to 25% of all shares of common stock issued by the Company from October 1, 1999 through March 31, 2000. The Company is finalizing a definitive agreement and expects to close on this transaction in the 3rd quarter of fiscal 2000.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)

NOTE 7 - FOODCEUTICALS PARTICIPATION:

In March 1996, the Company entered into a $1.75 million secured loan with The RiceX Company ("RiceX"). Subsequently, in December 1998, the Company entered into a Loan Participation Agreement with FoodCeuticals, L.L.C. ("FoodCeuticals") whereby the Company contributed its secured loan, including accrued interest, due from RiceX in the aggregate of approximately $2 million and FoodCeuticals contributed its secured loan due from RiceX in the amount of $1.85 million. FoodCeuticals had made its loan to RiceX in December 1998. RiceX is an agribusiness food technology company which has developed a proprietary process to stabilize rice bran. Its shares of Common Stock are quoted on the OTB Bulletin Board under the symbol "RicX". The Company and FoodCueticals' collateral includes certain tangible and intangible assets of RiceX including RiceX's extrusion machines located at two rice mills in California, contract rights, and all of RiceX's intellectual property. These assets represent substantially all of the assets in RiceX . In conjunction with its loan to RiceX, FoodCeuticals received an aggregate of 940,679 shares of RiceX's common stock and a warrant to purchase an aggregate of 3,743,540 shares of RiceX's common stock at an exercise price of $0.75 per share. Collectively, the Company's and FoodCeuticals secured loans of $2 million and $1.85 million, respectively, are hereinafter referred to as the Participation Loan. Pursuant to the Loan Participation Agreement, the Company and FoodCeuticals share pro rata as to the Participation Loan, warrants, shares and collateral due, payable or granted under the December 1998 Loan Agreement to the extent that their participation amount bears to the total Participation Loan. As a result, the Company received 409,421 shares of RiceX common stock and a warrant to purchase 1,429,338 shares of RiceX common stock. In November 1999, RiceX repaid the borrowing incurred in 1996 in the amount of $1.75 million, plus accrued interest of approximately $320,753.
Pursuant to the terms of the Loan Participation Agreement, approximately $912,900 was advanced to FoodCeuticals as a pro-rata share of the loan proceeds. This amount, along with advances for certain legal and professional fees, is carried on the Company's Financial Statements as the basis in the FoodCeuticals loan due December 31, 2000.

NOTE 8 - SUBSEQUENT EVENTS:

The Company is negotiating a restructuring of Resort Club's $7.5 million Unsecured Creditors Note with GAR, Inc. Pursuant to the terms of the agreement, the Company will issue up to 750,000 shares of its common stock in return for the cancellation of the $7.5 million Unsecured Creditors Note.

During fiscal 2000, a foreclosure action was commenced against Stonehill Recreation by Option Holders, Inc. The Company is working with Option Holders, Inc. in connection with a restructuring of this loan receivable. Although the Company believes that the restructuring will be successful, there can be no assurances that the Company will realize the full carrying value of this asset. During fiscal 2000, the Company has reserved interest income relating to this loan receivable.


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

During the first six months of 2000, the Company had net income of approximately $9,526,914. Included is depreciation of $5,133 and amortization of deferred financing costs of $58,517, both of which are non-cash expenses. Amortization of interest income of $60,017 offset these items. In addition, a gain on the sale of the Company's 65% interest in Resort Club, a non-cash gain of $10,302,712, is included in net income.

Also during the first six months of the fiscal 2000, changes in assets and liabilities included a decrease in prepaid expenses and other assets of $1,334, and a decrease in deferred revenue of $70,420, offset by an increase in accounts payable and accrued liabilities of $275,902 and an increase in membership receivables of $368,852 and an increase in accrued interest and other receivables of $259,925. After reflecting the net changes in assets and liabilities, net cash used by operations was approximately $60,760.

During the first six months of the fiscal 2000, investing activities provided net cash of $813,227 and includes primarily the proceeds of the RiceX Note of $1,750,000, offset by the participation in FoodCeutical's loan of approximately $943,655.

During the first six months of the fiscal 2000, financing activities used net cash of $910,794 which resulted primarily from the repayment of borrowings in the amount of $835,744 and the purchase of redeemable common stock of $75,000.

Accordingly, during the first six months of fiscal 2000, the Company's cash decreased by approximately $36,757.




DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.     Liquidity and Capital Resources (continued)

 Resort Club Accommodation Inventory Held in Trust

Management determined that in order to adequately assure to the members the availability of the Resort Club accommodations, title to certain of the resort condominium properties needed to be conveyed to and held by a trustee. A trustee holds title to 42 condominium units including 27 units that are the subject of mortgages aggregating as of September 30, 1999 in the amount of approximately $1,194,000. These mortgages will be repaid out of the net member receivables of Resort Club aggregating approximately $1,266,000 as of September 30, 1999. The trustee will administer the collection of the annual maintenance assessments from membership owners which will be applied to the payment of insurance, taxes, maintenance fees and capital improvements. The trustee will pay the balance of the collections over to the Resort Club on a regular basis. Under the trust agreement and a management agreement, the Resort Club will have the exclusive rights to the control and management of the facilities held in trust. The trust will continue until the expiration date of the last membership interest. Under the terms of the trust, the trust assets will revert to the Company upon the expiration of the term of the trust. The net present value of the condominiums in trust are recorded on the Company's books in the amount of approximately $272,000 at March 31, 2000.


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




DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.     Liquidity and Capital Resources (continued)

Future Business Plans (continued)

As of March 31, 2000, the Company had engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated entities. In addition, as of March 31, 2000, the Company had made an investment in RiceX, Inc.

Despite the foregoing, management reserves the right to apply the Company's resources in other businesses as opportunities present themselves.

B.	Results of Operations

Continuing Operations:

Six months ended March 31, 2000 compared with six months ended March 31, 1999.

Other revenue was $2,704 in the first six months of fiscal 2000 compared with $8,150 in the first six months of fiscal 1999 or a decline of $5,446 or 66.82%. The decline in revenues was primarily the result of a decrease in rental income from the Company's condominiums in Fort Lee, New Jersey.

Other operations expenses were $45,905 in the first six months of 2000 compared with $36,995 in the first six months of fiscal 1999, or an increase of $8,910 or 24.08%. The increase was primarily the result of expenses related to moving the Company's brewery equipment located in Vernon, New Jersey to storage. The Company previously had a security interest in the equipment and took possession in lieu of payment. The brewery has not been operational since 1994.

General and administrative expenses increased to $756,725 in the first six months of fiscal 2000 from $385,917 in the first six months of fiscal 1999, or by $370,808 or 96.08% primarily as a result of additional taxes due to the State of Alabama, offset by decreased legal fees in connection with the GAR restructuring.

Depreciation and amortization was $5,133 in the first six months of fiscal 2000, compared to $7,348 in the first six months of fiscal
1999, resulting in a decrease of $2,215 or 30.14%. This decrease was the result of certain assets being fully depreciated at September 30, 1999.

Interest income was $367,480 in the first six months offiscal 2000, compared with $337,729 in the first six months of fiscal 1999. The increase of $29,751 was primarily the result of increased interest rates, and additional loans receivable offset by a reserve of interest income relating to the Stonehill loan receivable.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

B.	Results of Operations (continued)

Interest expense increased to $381,827 in the first six months of fiscal 2000, compared with $293,166 in the first six months of fiscal 1999. The increase of $88,661 was the result of the increase in the Berkowitz Wolfman Assoc., Inc. loan and the increased loan facility with Binghamton Savings Bank.

During the first six months of fiscal 1999, the Company recognized financing fee income of $531,714 in connection with the FoodCeuticals transaction.

Amortization of deferred financing costs consist primarily of deferred financing costs associated with the Company's borrowings from Binghamton Savings Bank and Public Loan Corp. These costs increased to $58,517 in the first six months of fiscal
2000 from $44,190 in the first six months of fiscal 1999, or an increase of $14,327, which was the result of an increase in the Binghamton Savings Bank loan facility in January, 1999.

For the first six months of fiscal 2000, the Company did not incur a gain or loss on the sale of Real Estate and RTC Mortgages as compared to a gain of $9,398 in the first six months of fiscal 1999.

For the six months ended March 31, 2000, the Company recorded a gain on the sale of marketable securities of $102,125 which primarily represented the sale of a portion of its holdings in Endorex Corp.

Discontinued Operations:

On March 1, 2000, the Company negotiated the sale of its 65%
interest in Resort Club. The transaction is effective October 1, 1999 and requires the Company to use its best efforts but is not obligated to restructure certain notes payable to GAR which aggregate approximately $11,483,000 at September 30, 1999. The sales price is in the form of a royalty payment based on 3% of future sales revenues. As a result of the sale, a gain of $10,302,712 was recorded which is broken out as follows:

Net liabilities as of September 30, 1999              $33,523,317
  Less:  Contingency reserve for mortgages,
   fulfillment and GAR, Inc. restructuring              2,424,218
Subtotal                                               31,099,099
  Less:  Write-down to net realizable value, the
   Company's notes receivable due from Resort Club     20,796,387
Net gain                                              $10,302,712

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

For the six months ended March 31, 1999, Resort club incurred an operating loss of $1,397,006.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

Part II

Item 4.	Submission of Matters to a Vote of Security Holders

	During the quarter ended March 31, 2000:

	None.

Item 6.	Exhibits and Reports on Form 8-K

	During the quarter ended March 31, 2000:

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