Form 10QSB
period 2000-06-30
DOMINION RESOURCES INC /DE/
filed 2000-08-14
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

     Class                      Outstanding at August 1, 2000
Common Stock, $0.01 par value         7,630,576



DOMINION RESOURCES, INC.  AND SUBSIDIARIES

FORM 10-QSB

QUARTER ENDED JUNE 30, 2000

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

PART II
OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K



DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS



                                                June 30,          September 30,
                                                2000              1999
                                                (Unaudited)       (See note below)
Current assets:
Cash and cash equivalents                       $     15,532       $       82,110
Membership receivables, net (of allowance
  for doubtful accounts of $0 at
  June 30, 2000 and $396,373 at September
  30, 1999                                           539,476            1,000,895
Prepaid expenses and other assets                     90,171              412,062
Investment in mutual fund and other
  marketable securities                               94,119               73,127
Accrued interest and other receivables             1,074,771            2,387,460
          Total current assets                     1,814,069            3,955,654

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization of $88,382 at June 30,
  2000 and $227,122 at September 30, 1999           110,596               209,707

Other assets:
 Membership receivables, net (of allowance
   for doubtful accounts of $0 at
   June 30, 2000 and $1,491,119 at
   September 30, 1999                             2,029,458             3,765,272
 RTC mortgages                                       24,359                25,099
 Note receivable - Stonehill Recreation
   (Note 3)                                       3,129,087             3,128,832
 Note receivable - RiceX, Inc.                      943,655             1,689,983
 Investment in RiceX, Inc.                          608,003               813,396
 Real estate and real estate related
   activities                                       875,326               871,526
          Total other assets                      7,609,888            10,294,108
          Total assets                         $  9,534,553         $  14,459,469


Note: The balance sheet at September 30, 1999, has been taken from the audited financial statements at that date and condensed.


See accompanying notes.




DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY


                                                June 30,          September 30,
                                                2000              1999
                                                (Unaudited)       (See note below)
Current Liabilities:
 Secured debt, current portion                  $    925,699      $  1,816,316
 Notes payable, current portion                       44,482        11,747,123
 Accounts payable and accrued liabilities          3,744,934         2,848,127
 Deferred revenue                                     70,421           176,051
          Total current liabilities                4,785,536        16,587,617

Long-term liabilities:
 Secured debt, net of current maturities           2,266,680         4,519,289

Commitments and Contingencies (Note 5):

Redeemable common stock; par value $0.01
  per share 358,333 and 383,333 shares
  outstanding at June 30, 2000 and
  September 30, 1999; redeemable at $3.00
  per share in July 1998 through July 2000         1,075,000         1,150,000

Stockholders' equity:
 Common stock, $0.01 par value; Authorized
  - 25,000,000 Shares; issued and outstanding
  - 7,630,576 shares at June 30, 2000
  and at September 30, 1999, respectively             76,306            76,306
 Additional paid-in-capital                        5,819,484         5,819,484
 Accumulated deficit                              (3,087,540)      (12,292,314)
 Less: 1,350,646 shares held in treasury
  at June 30, 2000 and September 30, 1999         (1,400,913)       (1,400,913)
          Total stockholders' equity               1,407,337        (7,797,437)
          Total liabilities and
             stockholders' equity              $   9,534,553     $  14,459,469


Note: The balance sheet at September 30, 1999, has been taken from the audited financial statements at that date and condensed.




See accompanying notes.




DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited)

                                                2000              1999
Revenues:
 Other revenue                                  $     8,054         $    12,500
       Total revenues                                 8,054              12,500

Expenses:
 Other operations                                    66,921              25,290
 General and administrative expenses                947,690             632,717
 Depreciation and amortization                        7,699              11,022
       Total expenses                             1,022,310             669,029

Loss from operations                             (1,014,256)           (656,529)

Other income (expenses):
 Interest income                                    422,411             546,570
 Interest expense                                  (539,800)           (462,490)
 Financing fee income                                   -0-             531,714
 Amortization of deferred financing costs           (87,773)            (73,448)
 Gain on sale of real estate and RTC mortgages          -0-              12,052
 Gain on sale of marketable securities              121,480                 -0-
       Total other income (expenses)                (83,682)            554,398

Loss from continuing operations
    before provision for income taxes            (1,097,938)           (102,131)
  Provision for income taxes                            -0-                 -0-
Loss from continuing operations                  (1,097,938)           (102,131)

Discontinued Operations:
Loss from operations of Resort Club
  less applicable tax benefit of $0 in 2000
  and 1999                                              -0-          (1,921,332)
Gain on sale of Resort Club (less applicable
  income taxes of $0 at June 30, 2000)           10,302,712                 -0-

Income (loss) from discontinued operations       10,302,712          (1,921,332)

Net income (loss)                                 9,204,774          (2,023,463)

Loss per common share -
  continuing operations                              $(0.14)             $(0.02)

Income (loss) per common share -
  discontinued operations                            $ 1.35              $(0.28)

Net income (loss) per common share                   $ 1.21              $(0.30)

Weighted average number of share used in
  computing net income (loss) per share           7,630,576           6,768,936

See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited)

                                                2000               1999
Revenues:
 Other revenue                                  $     5,350         $     4,350
       Total revenues                                 5,350               4,350

Expenses:
 Other operations                                    21,016             (11,705)
 General and administrative expenses                190,965             246,800
 Depreciation and amortization                        2,566               3,674
       Total expenses                               214,547             238,769

Loss from operations                               (209,197)           (234,419)

Other income (expenses):
 Interest income                                     54,931             208,841
 Interest expense                                  (157,973)           (169,324)
 Amortization of deferred financing costs           (29,256)            (29,258)
 Gain on sale of real estate and RTC mortgages          -0-               2,654
 Gain on sale of marketable securities               19,355                 -0-
       Total other income (expenses)               (112,943)             12,913

Loss from continuing operations
    before provision for income taxes              (322,140)           (221,506)
  Provision for income taxes                            -0-                 -0-
Loss from continuing operations                    (322,140)           (221,506)

Discontinued Operations:
Loss from operations of Resort Club
  less applicable tax benefit of $0 in 2000
  and 1999                                               -0-           (524,326)
Gain on sale of Resort Club (less applicable
  income taxes of $0 at June 30, 2000)                   -0-                -0-

Loss from discontinued operations                        -0-           (524,326)

Net loss                                            (322,140)          (745,832)

Loss per common share -
  continuing operations                               $(0.04)          $  (0.03)

Loss per common share -
  discontinued operations                             $ 0.00           $  (0.07)

Net loss per common share                             $(0.04)          $  (0.10)

Weighted average number of share used in
  computing net loss per share                      7,630,576         7,630,576

See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited)

                                                2000              1999
Cash flows from operating activities:
  Net Income (loss)                             $   9,204,774     $  (2,023,463)
Adjustments to reconcile net income
 (loss) to net cash provided
 by operating activities:
  Depreciation and amortization                         7,699            11,022
  Amortization of interest income                     (60,017)          (65,508)
  Amortization of interest expense                        -0-         1,013,202
  Amortization of deferred financing costs             87,773            73,448
  Financing fee income (RiceX)                            -0-          (531,714)
  Gain on sale of Resort Club                     (10,302,712)              -0-
Changes in assets and liabilities:
  Membership receivables                              740,316           855,386
  Accrued interest receivable and other
    receivables                                       247,217           (37,458)
  Prepaid expenses and other assets                    (1,448)          (83,527)
  Deferred member expenses                                -0-           780,071
  Accounts payable and accrued expenses               223,496           (68,873)
  Deferred revenue                                   (105,630)          280,796
Net cash provided by operating activities              41,468           203,382
Cash flows from investing activities:
  Sale of (investment in) real estate
   and real estate related activities                  (3,060)            2,973
  Note Receivable - Stonehill Recreation                 (255)       (1,315,732)
  Sale of (investment in) mutual fund
    and other  marketable securities                  (20,992)            3,291
  RiceX proceeds                                    1,750,000               -0-
  RiceX - loan participation                         (943,655)              -0-
  RiceX - Investment                                  205,393               -0-
  Capital expenditures                                    -0-           (33,670)
Net cash provided by (used in)
 investing activities                                 987,431        (1,343,138)
Cash flows from financing activities:
  Proceeds from sale of common stock                      -0-           400,000
  Proceeds from borrowings                                -0-         1,754,725
  Repayment of borrowings                          (1,020,477)         (761,508)
  Redemption of Common Stock                          (75,000)         (225,000)
Net cash provided by (used in)
  financing activities                             (1,095,477)        1,168,217
Increase (Decrease) in cash and cash equivalents      (66,578)           28,461
Cash and cash equivalents, beginning
  of period                                            82,110           628,159
Cash and cash equivalents, end of period           $   15,532         $ 656,620




See accompanying notes.



DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
NINE MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited)





                                                2000              1999
Investment in RiceX                                 -0-           $  813,396
Financing fee income                                -0-             (531,714)
Deferred interest income                            -0-             (281,682)
Deferred financing costs                            -0-              175,000
Common Stock                                        -0-               (3,500)
Additional paid-in-capital                          -0-             (171,500)
Total Non-Cash Operating, Investing
  and Financing Activities                      $   -0-           $      -0-



See accompanying notes.




DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and September 30, 1999, the results of operations for the nine months ended June 30, 2000 and 1999, and cash flows for the nine months ended June
30, 2000 and 1999. Operating results for the nine months ended June 30, 2000, are not necessarily indicative of the results which may be expected for the year ending September 30, 2000. These statements should be read in conjunction with Form 10-KSB for fiscal 1999 which is on file with the Securities and Exchange Commission.

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




DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited)

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

Net liabilities of Resort Club exclude debt owed to its parent and an affiliated corporation, Dominion Resources, Inc. and Diamond Leasing and Management Corp., a subsidiary of Dominion
Resources, Inc. of approximately $19,980,000 and $17,860,000 as of September 30, 1999 and 1998 respectively. This debt and corresponding receivable has been eliminated in the consolidated financial statements of the Company. Of the outstanding indebtedness of Resort Club as of September 30, 1999 aggregating approximately $15,386,000, Dominion Resources, Inc. and its subsidiaries other than Resort Club are liable on an aggregate of approximately $1,394,000 of the secured debt of Resort Club. To the extent these liabilities of approximately $1,394,000 are not paid out of the liquidated assets of Resort Club, Dominion
Resources, Inc. will remain liable for the balance. The principal amount Of this indebtedness at June 30, 2000 was approximately $984,000.

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


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited)

NOTE 3 - DISCONTINUED OPERATIONS (continued):

  Resort Club Accommodation Inventory Held in Trust (continued)

management of the facilities held in trust. The trust will continue until the expiration date of the last membership interest. Under the terms of the trust, the trust assets will revert to the Company upon the expiration of the term of the trust. The net present value of the condominiums in trust are recorded on the Company's books in the amount of approximately $272,000 at June 30, 2000.

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

NOTE 4 - RELATED PARTY TRANSACTIONS:

Certain of the Company's executive officers, Directors, and principal stockholders have been at various times, including during the two years ended June 30, 2000, officers, Directors, and principal stockholders of Great American and its affiliates. Mr. Bellantoni, the Chief Executive and Financial Officer and a Director of the Company was Vice President and Chief Financial Officer of Great American and is currently the Treasurer and a Director of Great American subsequent to the Chapter 11 Proceedings. Gene Mulvihill, the former Chairman of the Board and Chief Executive Officer of the Company is a former Officer of Great Mountain Development Corporation ("GMD") and former Chairman of the Board and Chief Executive Officer of Great American. Mr. Gene Mulvihill's son, Andrew Mulvihill, is a former Executive Officer of Resort Club and a former officer of GMD. Mr. Gene Mulvihill may also be deemed to be an affiliate of Stonehill Recreation and Berkowitz Wolfman Assoc. Inc.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS (continued):

The Resort Club is obligated to Mr. Gene Mulvihill in the amount of approximately $121,000 as of June 30, 2000 on mortgage indebtedness arising out of the Company's purchase in March 1996 of nine condominium units. The mortgage indebtedness is due in equal monthly installments of principal and interest through December 2000 and bears interest at 10.25% per annum. The Company is liable on the indebtedness to the extent this indebtedness is not paid out of the liquidated assets of Resort Club.

The Company's executive office premises are leased in a building owned by a general partnership in which Mr. Gene Mulvihill is a 50% partner. During the nine months ended June 30, 2000 and 1999, the Company paid to the partnership $4,500 pursuant to the terms of the lease, respectively.

At June 30, 2000, Stonehill Recreation owed the Company approximately $3,129,000 arising out of cash advances from the Company to Stonehill Recreation. The obligation bears interest at 18% per annum and is due on demand (see Note 8).

Also at June 30, 2000, the Company is obligated to Berkowitz Wolfman Assoc., Inc. in the amount of approximately $2,267,000 arising out of a cash advance from Berkowitz Wolfman Assoc., Inc. Such obligation bears interest at 15% per annum and is due on demand.

In February 1998, the Company deposited in escrow with Lakeview the sum of $500,000 as additional collateral on a first mortgage loan to Stonehill Recreation from Lakeview which sum was applied to the outstanding principal amount of the loan in fiscal 1999.

In March 1996, Mr. Bellantoni purchased from the Company for $15,625 a total of 25,000 shares of common stock of The RiceX Company. The shares were purchased at the Company's cost of $0.625 per share which approximated the fair market value at the time due to trading restrictions placed on the stock. In addition, Mr. Bellantoni is indebted to the Company in the amount of approximately $26,200. The loan bears interest at 8% and is due on demand.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In October, 1999, the Company received a Letter and Examination Report from the District Director of the Internal Revenue Service that proposed a tax deficiency based on an audit of the Company's consolidated 1995 tax return. The Examination Report proposed adjustments that the Company does not agree to.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited)

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

Of the outstanding indebtedness of Resort Club as of September 30, 1999 aggregating approximately $15,386,000, Dominion Resources, Inc. and its subsidiaries other than Resort Club are liable on an aggregate of approximately $1,394,000 of the secured debt of Resort Club. To the extent these liabilities of approximately $1,394,000 are not paid out of the liquidated assets of Resort Club, Dominion Resources, Inc. will remain liable for the balance. The principal balance of this indebtedness as of June 30, 2000 was approximately $984,000.

NOTE 6 - COMMON STOCK:

On October 5, 1999, the Company entered into an agreement to convert 358,333 of the Company's redeemable common stock, par value $0.01 per share for 1,622,000 shares of the Company's common stock, par value $0.01 per share and a warrant to purchase a number of shares of common stock equal to 25% of all shares of common stock issued by the Company from October 1, 1999 through March 31, 2001. The Company is finalizing a definitive agreement and expects to close on this transaction in the fourth quarter of fiscal 2000.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited)

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

During fiscal 2000, a foreclosure action was commenced against Stonehill Recreation by Option Holders, Inc. The Company is working with Option Holders, Inc. in connection with a restructuring of this loan receivable which may include the conversion of all or a portion of this receivable into an equity or joint venture investment. Although the Company believes that the restructuring will be successful, there can be no assurances that the Company will realize the full carrying value of this asset. During fiscal 2000, the Company has reserved interest income relating to this loan receivable.


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

During the first nine months of 2000, the Company had net income of approximately $9,204,800. Included in net income is depreciation of $7,699 and amortization of deferred financing costs of $87,773, both of which are non-cash expenses. Amortization of interest income of $60,017 offset these items. In addition, a gain on the sale of the Company's 65% interest in Resort Club, a non-cash gain of $10,302,712, is included in net income.

Also during the first nine months of the fiscal 2000, changes in assets and liabilities included a decrease in prepaid expenses and other assets of $1,448, and a decrease in deferred revenue of $105,630, offset by an increase in accounts payable and accrued liabilities of $223,496 and an increase in membership receivables of $740,316 and an increase in accrued interest and other receivables of $247,217. After reflecting the net changes in assets and liabilities, net cash provided by operations was approximately $41,500.

During the first nine months of the fiscal 2000, investing activities provided net cash of $987,431 and includes primarily the proceeds of the RiceX Note of $1,750,000, offset by the participation in FoodCeutical's loan of approximately $943,655.

During the first nine months of the fiscal 2000, financing activities used net cash of $1,095,477 which resulted from the repayment of borrowings in the amount of $1,020,477 and the purchase of redeemable common stock of $75,000.

Accordingly, during the first nine months of fiscal 2000, the Company's cash decreased by approximately $66,600.




DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.     Liquidity and Capital Resources (continued)

 Resort Club Accommodation Inventory Held in Trust

Management determined that in order to adequately assure to the members the availability of the Resort Club accommodations, title to certain of the resort condominium properties needed to be conveyed to and held by a trustee. A trustee holds title to 42 condominium units including 27 units that are the subject of mortgages aggregating as of September 30, 1999 in the amount of approximately $1,194,000 and $984,000 as of June 30, 2000. These mortgages will be repaid out of the net member receivables of Resort Club aggregating approximately $1,266,000 as of September 30, 1999 and $1,131,000 as of June 30, 2000. The trustee will administer the collection of the annual maintenance assessments from membership owners which will be applied to the payment of insurance, taxes, maintenance fees and capital improvements. The trustee will pay the balance of the collections over to the Resort Club on a regular basis. Under the trust agreement and a management agreement, the Resort Club will have the exclusive rights to the control and management of the facilities held in trust. The trust will continue until the expiration date of the last membership interest. Under the terms of the trust, the trust assets will revert to the Company upon the expiration of the term of the trust. The net present value of the condominiums in trust are recorded on the Company's books in the amount of approximately $272,000 at June 30, 2000.


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

Management presently intends to apply the bulk of the Company's resources in some or all of the following real estate development activities: residential, commercial and resort development. Some of such activities may be conducted with entities affiliated with management. The Company's involvement may be as a sole principal, a partner, a joint venturer or in some other form. In addition, the Company is also researching several internet opportunities.




DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.     Liquidity and Capital Resources (continued)

Future Business Plans (continued)

As of June 30, 2000, the Company had engaged in various transactions with certain of its officers, directors, principal stockholders and certain of their affiliated entities. In addition, as of June 30, 2000, the Company had made an investment in RiceX, Inc.

Despite the foregoing, management reserves the right to apply the Company's resources in other businesses as opportunities present themselves.

B.	Results of Operations

Continuing Operations:

Nine months ended June 30, 2000 compared with nine months ended June 30, 1999.

Other revenue was $8,054 in the first nine months of fiscal 2000 compared with $12,500 in the first nine months of fiscal 1999 or a decline of $4,446 or 35.57%. The decline in revenues was primarily the result of a decrease in rental income from the Company's condominiums in Fort Lee, New Jersey.

Other operations expenses were $66,921 in the first nine months of 2000 compared with $25,290 in the first nine months of fiscal 1999, or an increase of $41,631 or 164.61%. The increase was primarily the result of expenses related to moving the Company's brewery equipment located in Vernon, New Jersey to storage. The Company previously had a security interest in the equipment and took possession in lieu of payment. The brewery has not been operational since 1994.

General and administrative expenses increased to $947,690 in the first nine months of fiscal 2000 from $632,717 in the first nine months of fiscal 1999, or by $314,973 or 49.78% primarily as a result of additional taxes due to the State of Alabama, offset by decreased legal fees in connection with the GAR restructuring.

Depreciation and amortization was $7,699 in the first nine months of fiscal 2000 compared to $11,022 in the first nine months of fiscal
1999, resulting in a decrease of $3,323 or 30.15%. This decrease was the result of certain assets being fully depreciated at September 30, 1999.

Interest income was $422,411 in the first nine months of fiscal 2000, compared with $546,570 in the first nine months of fiscal 1999. The decrease of $124,159 was primarily the result of a reserve of interest income relating to the Stonehill Recreation loan receivable.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

B.	Results of Operations (continued)

Interest expense increased to $539,800 in the first nine months of fiscal 2000, compared with $462,490 in the first nine months of fiscal 1999. The increase of $77,310 was the result of the increase in the Berkowitz Wolfman Assoc., Inc. loan and the increased loan facility with Binghamton Savings Bank as well as an increase in interest rates.

During the first nine months of fiscal 1999, the Company recognized financing fee income of $531,714 in connection with the FoodCeuticals transaction.

Amortization of deferred financing costs consist primarily of deferred financing costs associated with the Company's borrowings from Binghamton Savings Bank and Public Loan Corp. These costs increased to $87,773 in the first nine months of fiscal 2000 from $73,448 in the first nine months of fiscal 1999, or an increase of $14,325, which was the result of an increase in the Binghamton Savings Bank loan facility in January, 1999.

For the first nine months of fiscal 2000, the Company did not incur a gain or loss on the sale of Real Estate and RTC Mortgages as compared to a gain of $12,052 in the first nine months of fiscal 1999.

For the nine months ended June 30, 2000, the Company recorded a gain on the sale of marketable securities of $121,480 which primarily represented the sale of a portion of its holdings in Endorex Corp.

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

For the nine months ended June 30, 1999, Resort club incurred an operating loss of $1,921,332.


DOMINION RESOURCES, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

Part II

Item 4.	Submission of Matters to a Vote of Security Holders

	During the quarter ended June 30, 2000:

	None.

Item 6.	Exhibits and Reports on Form 8-K

	During the quarter ended June 30, 2000:

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