Form 10KSB
period 2000-09-30
DOMINION RESOURCES INC /DE/
filed 2001-01-16
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

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

                                                              Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. [ ]

        For the year ended September 30, 2000, the issuer's revenues were
                                     $8,953

On December 15, 2000, the aggregate market value of the voting stock of Dominion Resources Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Issuer was approximately $811,253 based upon the high bid price for such Common Stock on said date in the over-the-counter market as reported by the National Quotation Bureau. On such date, there were 7,630,576 shares of Common Stock of the Issuer outstanding.

             Transitional Small Business Disclosure Format Yes No X

                                     PART I

ITEM 1. BUSINESS

GENERAL:

         Dominion Resources, Inc. (the "Company") was, commencing February 1996 through September 1999, principally engaged, through a majority-owned subsidiary, Resort Club, Inc. ("Resort Club"), in the business of offering membership interests to the general public which allows its members to vacation in resort condominiums. In September, 1999, the Board of Directors adopted a plan to dispose of the Resort Club through sale or liquidation. In connection with the Company's disposal plan, Resort Club ceased operations as of September, 1999 and is treated in this Annual Report as a discontinued operation.

         From time to time, the Company has acquired real property or other assets where it believes there are favorable investment opportunities. At September 30, 2000, these investments included certain real estate assets including 27 vacant condominium lots located in Great Gorge Village, a condominium development comprising a total of approximately 1,300 units situated adjacent to the ski area and summer participation theme park near Vernon, New Jersey. The Company intends to construct condominiums on these properties for sale. In addition, the Company owns three condominium units which it is currently renting located in Fort Lee, New Jersey. The Company also owns, subject to a contract of sale, an approximately 1,560 square foot building in Selma, Alabama. On November 1, 2000, the Company entered into a contract to sell the Selma building for a selling price of $155,000. Pursuant to the terms of the contract, the Company agreed to take back a mortgage for $130,000 at 9% due in ten years.

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

Pursuant to the Loan Participation Agreement, the Company and FoodCeuticals share pro rata as to the Participation Loan, warrants, shares and collateral due, payable or granted under the December 1998 Loan Agreement to the extent that their participation amount bears to the total Participation Loan. As a result, the Company received 409,421 shares of RiceX common stock and a warrant to purchase 1,429,338 shares of RiceX common stock. In November 1999, RiceX repaid the borrowing incurred in 1996 in the amount of $1.75 million, plus accrued interest of approximately $320,750 and has advised the Company that on or about December 31, 2000 it intends to repay the balance of the borrowing, totaling $1,850,000, of which the Company's participation is approximately $948,660.

         The Company is currently engaged in a review of its future business objectives and plans. In that regard, it may dispose of certain of its assets, acquire additional assets or enter into a business combination or other transactions with others.

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

         As of March 1, 2000, the Company negotiated the sale of its 65% interest in Resort Club. The transaction is effective October 1, 1999 and requires the Company to use its best efforts but is not obligated to restructure certain notes payable to GAR, Inc., which aggregate approximately $11,483,000 at September 30, 1999. The sales price is in the form of a royalty payment based on 3% of future sales revenue. As a result of the sale, a gain of $10,302,712 was recorded which is broken out as follows:

         Net liability as of September 30, 1999               $33,523,317
            Less:  Contingency reserve for mortgages,
               fulfillment and GAR, Inc. restructuring          2,424,218
         Subtotal                                             $31,099,099
            Less:  Write-down to net realizable value,
               the Company's notes receivable due from
               Resort Club                                     20,796,387
         Net gain                                             $10,302,712

         For federal income tax purposes, the Company did not include Resort Club, its former 65% owned subsidiary, in its federal consolidated income tax return. Accordingly, the Company did not record an income tax expense in connection with the gain on sale. Such gain was the result of a reduction of net liabilities of Resort Club, which the Company has no obligation to pay. These net liabilities were previously included in the consolidated financial statements of the Company in accordance with the generally accepted accounting principles.

         For the period ended September 30, 2000, Resort Club sold four memberships for an aggregate selling price of $45,212 for which the Company earned a royalty fee of $1,356 which the Company fully reserved.

         The Company's operations are currently limited, and therefore it experiences no competition or seasonal aspects to its activities.


ORGANIZATION

         The Company was incorporated under the laws of the State of Delaware on October 11, 1979.



EMPLOYEES

         As of September 30, 2000, the Company had two year-round employees involved in its continuing operations.


ITEM 2. PROPERTIES

         The Company's executive offices are at 355 Madison Avenue, Morristown, New Jersey. The Company is a tenant under a lease expiring November 30, 2000 with a total rent of $500 per month. The lease provides for rental adjustments for changes in the Consumer Price Index. Subsequent to November 30, 2000, the Company continues to lease the space on a month-to-month basis.

         The Company owns, subject to a contract of sale, an approximate 1,560 square foot office building located in Selma, Alabama.

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

         The Company does not agree with the proposed adjustments and is contesting the proposed tax assessment of $2,164,000 (not including interest and penalties) at the appeals level of the Internal Revenue Service. To date, the Appeals Division of the Internal Revenue Service has conceded to approximately $645,000 of the above disallowances. The Company is continuing the appeal process. The Company believes that when there is a final resolution, the proposed tax deficiencies will be substantially reduced. No provision has been made in the accompanying financial statements for the proposed additional taxes and interest. Additionally, the Company has adequate net operating losses (see
Note 7 of Notes to Consolidated Financial Statements), which could be utilized to offset any unresolved tax adjustments related to this examination.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the quarter ended September 30, 2000.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded in the over-the-counter market and quotations appear on the OTC Bulletin Board under the symbol DNIR. The following table sets forth the range of high and low bid and asked quotations for the Common Stock during the past two fiscal years as derived from reports furnished by the National Quotation Bureau, Inc.

QUARTER ENDED                              BID                      ASKED
                                     HIGH        LOW          HIGH         LOW
December 31, 1998                  $ 1.375     $ .6875      $ 2.125      $1.4375
March 31, 1999                     $   .25     $   .25      $  .625      $  .625
June 30, 1999                      $  1.00     $  1.00      $  1.00      $ 1.375
September 30, 1999                 $  1.00     $  1.00      $  1.25      $  1.25

December 31, 1999                  $   .25     $   .25      $ .4375      $ .4375
March 31, 2000                           *           *            *            *
June 30, 2000                            *           *            *            *
September 30, 2000                       *           *            *            *

December 31, 2000                  $   .11     $   .11      $   .25      $   .25

-------------------
  *Quotations for the Common Stock were not published.

         The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

         As of December 15, 2000, the number of record holders of the Company's Common Stock was 2,621. The Company has never paid a cash dividend on its Common Stock and anticipated capital requirements make it unlikely that any cash dividends will be paid on the Common Stock in the foreseeable future.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

         The following discussions and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

Results of Operations

Fiscal Year 2000 Compared with Fiscal Year 1999

         Continuing Operations



         Total revenues were $8,953 in fiscal 2000 compared with $23,367 in fiscal 1999 or a decline of $14,414 or 61.69%. The decline in revenues was primarily the result of decreased rental income from the Company's condominiums in Fort Lee, New Jersey.

         Other operations expenses were $95,400 in fiscal 2000 compared with $24,865 in fiscal 1999, or an increase of $70,535 or 283.67%. The increase was primarily the result of expenses related to moving the Company's brewery equipment located in Vernon, New Jersey to storage. The Company previously had a security interest in the equipment and took possession in lieu of payment. The brewery has not been operational since 1994.

         General and administrative expenses increased to $1,264,467 in fiscal 2000 from $819,247 in fiscal 1999, or by $445,220 or 54.35% primarily as a result of additional taxes due to the State of Alabama, in the amount of approximately $346,000, offset by decreased legal fees in connection with the GAR restructuring.

         Depreciation and amortization was $10,775 in fiscal 2000, compared to $14,926 in fiscal 1999, resulting in a decrease of $4,151 or 27.81%. This decrease was the result of certain assets being fully depreciated at September 30, 1999.

         Interest income was $810,929 in fiscal 2000, compared with $1,448,117 in fiscal 1999. The decrease of $637,188 was primarily the result of reserving interest income from Stonehill Recreation.

         Interest expense increased to $702,417 in fiscal 2000, compared with $652,009 in fiscal 1999. The increase of $50,408 was the result of the increase in the Berkowitz Wolfman Assoc., Inc. loan and the increased loan facility with Binghamton Savings Bank and increased interest rates.

         During fiscal 1999, the Company recognized financing fee income of $531,714 in connection with the FoodCeuticals transaction.

         Amortization of deferred financing costs consists primarily of deferred financing costs associated with the Company obtaining its loans from Binghamton Savings Bank and Public Loan Corp. These costs increased to $117,034 in fiscal 2000 from $102,709 in fiscal 1999, or an increase of $14,321 which was the result of a full year's amortization of costs associated with the Binghamton loan closing on January 15, 1999.

         In fiscal 2000, the Company incurred a gain on the sale of its marketable securities of $74,985 as compared to a loss on the sale of marketable securities in fiscal 1999 of $38,832.

         In fiscal 1999, the Company incurred a gain on the sale of Real Estate and RTC Mortgages of $11,764.

         At September 30, 2000, Stonehill Recreation Corporation ("Stonehill Recreation") owed the Company $3,128,787 arising out of cash advances from the Company to Stonehill Recreation. The obligation bears interest at 18% per annum and is due on demand.

         During fiscal 2000, a foreclosure action was commenced against Stonehill Recreation by Option Holders, Inc. The Company is working with the new owner of the spa, The Spa at Crystal Springs (the "Spa") in connection with a restructuring of this loan receivable which may include the conversion of all or a portion of this receivable into an equity or joint venture investment. Although the Company believes that the restructuring will be successful, there can be no assurances that the Company will realize the full carrying value of this asset. During fiscal 2000, the Company has reserved all interest income accrued relating to this loan receivable (see Notes 4 and 11 of Notes to Consolidated Financial Statements.

         Discontinued Operations

         As of March 1, 2000, the Company negotiated the sale of its 65% interest in Resort Club. The transaction is effective October 1, 1999 and requires the Company to use its best efforts but is not obligated to restructure certain notes payable to GAR, Inc., which aggregate approximately $11,483,000 at September 30, 1999. The sales price is in the form of a royalty payment based on 3% of future sales revenue. As a result of the sale, a gain of $10,302,712 was recorded which is broken out as follows:

         Net liability as of September 30, 1999               $33,523,317
            Less:  Contingency reserve for mortgages,
               fulfillment and GAR, Inc. restructuring          2,424,218
         Subtotal                                             $31,099,099
            Less:  Write-down to net realizable value,
               the Company's notes receivable due from
               Resort Club                                     20,796,387
         Net gain                                             $10,302,712

         For federal income tax purposes, the Company did not include Resort Club, its former 65% owned subsidiary, in its federal consolidated income tax return. Accordingly, the Company did not record an income tax expense in connection with the gain on sale. Such gain was the result of a reduction of net liabilities of Resort Club, which the Company has no obligation to pay. These net liabilities were previously included in the consolidated financial statements of the Company in accordance with the generally accepted accounting principles.

         For the period ended September 30, 2000, Resort Club sold four memberships for an aggregate selling price of $45,212 for which the Company earned a royalty fee of $1,356 which the Company fully reserved.

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

         Membership operations expenses increased in fiscal 1999 to $3,775,458 from $1,539,000 in fiscal 1998, or by $2,236,458 or 145.32% as a result of the

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

Liquidity and Capital Resources

         During fiscal 2000, the Company had a loss from operations of approximately $8,475,000. Included in net income from operations is depreciation of approximately $10,775 and amortization of deferred financing costs of $117,034, all of which are non-cash expenses. Amortization of interest income of $60,017 offset these items. In addition, the sale of the Company's 65% interest in Resort Club resulted in a non-cash gain of $10,302,712.

         Changes in assets and liabilities included an increase in membership receivables of $988,618, an increase in accrued interest and other receivables of $735,767, offset by a decrease in prepaid expenses and other assets of $106, accounts payable and accrued liabilities of $91,729 and deferred revenue of $140,841. After reflecting the net changes in assets and liabilities, net cash used by operations was approximately $268,600.

         Investing activities provided net cash of approximately $1,123,400 and includes primarily the proceeds of the RiceX Note of $1,750,000, proceeds from the sale of RiceX common stock of $329,593, offset by the participation in FoodCeuticals loan of $948,655.

         Financing activities used net cash of approximately $910,800 which resulted from the repayment of borrowings in the amount of $835,812 and the purchase of redeemable common stock of $75,000.

         Accordingly, during fiscal 2000, the Company's cash decreased by approximately $56,000.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the two fiscal years ended September 30, 2000, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

NAME                       AGE       PRINCIPAL OCCUPATION                           DIRECTOR SINCE
Joseph R. Bellantoni *      38       Treasurer; Chief Financial Officer; Chief                1995
Maureen Kosminsky           35       Vice President and Secretary                               --
Paul J. Donahue (+)*        67       Director                                                 1995
Thomas Conlin (+)           66       Director                                                 1996

------------
         (*) Member of the Executive Committee.  The Executive
Committee is responsible for oversight with respect to executive decisions.
         (+)  Member of the Audit Committee.

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

         Compliance with Section 16(a) of the Exchange Act

         Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 2000, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with in fiscal 2000.


ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation paid or accrued by the Company during the three years ended September 30, 2000 to its Chief Executive Officer and any other executive officer who received compensation in excess of $100,000 in any such fiscal year.

                           SUMMARY COMPENSATION TABLE


                                         ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                               ----------------------------------------- ------------------------------
                                                          BONUS/ANNUAL    SECURITIES      LONG-TERM
          NAME AND                                          INCENTIVE     UNDERLYING      INCENTIVE       ALL OTHER
     PRINCIPAL POSITION          YEAR         SALARY          AWARD         OPTIONS        PAYOUTS      COMPENSATION
--------------------------------------------------------------------------------------------------------------------
Joseph R. Bellantoni, Chief      2000        $75,000          $-0-           $-0-            $-0-           $-0-
Executive Officer                1999        $100,000         $-0-           $-0-            $-0-           $-0-
                                 1998        $100,000         $-0-           $-0-            $-0-           $-0-

No options were granted or exercised during fiscal 2000.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 15, 2000, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock as well as the number of shares of Common Stock beneficially owned by all Directors of the Company and all Directors and officers of the Company as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of the Company's

Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options owned by such holder at said date.


                                                       Number of Shares               Percentage of Outstanding
Name of Beneficial Owner (1)                          Beneficially Owned(2)                  Common Stock
----------------------------                          ---------------------                  ------------
Joseph R. Bellantoni                                         - 0 -                               - 0 -
Paul J. Donahue                                              - 0 -                               - 0 -
Thomas Conlin                                                - 0 -                               - 0 -
All Officers and Directors as a Group                        - 0 -                               - 0 -
(three persons)
Amos Phillips                                              1,111,111                             14.0%
Venturetek, LP                                              555,555                               7.0%
Kinder Investments                                          555,555                               7.0%



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since October 1, 1998, the Company has not been a party to any material transaction with any officer, Director or holder of more than 5% of the outstanding common stock of the Company.

                                     PART IV


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Page

(a)  (1) Financial Statements.

     Independent Auditors' Report                                         S-1
     Consolidated Balance Sheet - September 30, 2000                      S-2-3
     Consolidated Statements of Operations
            years ended September 30, 2000 and 1999                       S-4
     Consolidated Statements of Stockholders'
      Deficit - years ended September 30, 2000 and 1999                   S-5
     Consolidated Statements of Cash Flows -
            years ended September 30, 2000 and 1999                       S-6-7
     Notes to Consolidated Financial Statements                           S-8-18

    (2) FINANCIAL STATEMENT EXHIBITS - NONE

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

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

------------
 (1) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 2-66471) of the Registrant and incorporated herein by reference.
 (2) Filed as an exhibit to the Registrant's annual report on Form 10-KSB for the year ended September 30, 1992 and incorporated herein by reference.
 (3) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended September 30, 1989 and incorporated herein by reference.

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


                                        DOMINION RESOURCES, INC.


Dated: January 12, 2001                 By:/s/ Joseph R. Bellantoni


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                              TITLE                          DATE

/s/ Joseph R. Bellantoni      Treasurer, Chief Financial        January 12, 2001
Joseph R. Bellantoni          Officer, Chief Executive
                              Officer and Director


/s/ Maureen Kosminsky         Vice President and Secretary      January 12, 2001
Maureen Kosminsky


/s/ Paul J. Donahue           Director                          January 12, 2001
Paul J. Donahue


/s/ Thomas Conlin             Director                          January 12, 2001
Thomas Conlin

INDEPENDENT AUDITORS' REPORT




Dominion Resources, Inc. and Subsidiaries
Morristown, New Jersey

We have audited the accompanying consolidated balance sheet of Dominion Resources, Inc. and Subsidiaries as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two fiscal years ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dominion Resources, Inc. and Subsidiaries as of September 30, 2000, and the results of its operations and cash flows for the two fiscal years ended September 30, 2000, in conformity with generally accepted accounting principles.

Liebman, Goldberg, & Drogin, L.L.P.
Garden City, New York

December 18, 2000

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2000


ASSETS
 Current assets:
 Cash and cash equivalents                                         $        26,072
 Investment in mutual fund and other marketable securities                  42,115
 Membership Receivables (Note 2)                                           487,333
 Accrued interest and other receivables                                    586,221
 Prepaid expenses and other assets                                          59,568
      Total current assets                                               1,201,309

 Property, equipment, furniture, and fixtures, net
  of accumulated depreciation and amortization
   (Note 1)                                                                147,226

 Other assets:
  Membership Receivables (Note 2)                                        1,833,299
  RTC Mortgages                                                             20,177
  Note Receivable - Stonehill Recreation (Note 4)                        3,128,787
  Note Receivable - RiceX, Inc. (Note 5)                                   948,655
  Investment in RiceX, Inc. (Note 5)                                       483,803
  Real estate and real estate related activities (Note 2)                  875,326
         Total other assets                                              7,290,047

         Total assets                                              $     8,638,582

                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
SEPTEMBER 30, 2000


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities (Note 6)                 $     1,408,440
 Secured Debt, current portion (Note 8)                                    775,240
 Notes payable, (Note 8)                                                    33,955
 Deferred Revenue                                                           35,210
      Total current liabilities                                          2,252,845

Long-term liabilities:
 Resort Club Reserve (Notes 2 and 6)                                       927,769
 Secured Debt, net of current maturities (Note 8)                        3,672,707
 Notes Payable (Note 8)                                                     33,134
       Total long-term liabilities                                       4,633,610

Commitments and contingencies (Note 9)

Redeemable common stock, par value $0.01 per share; 358,333
  shares outstanding redeemable at $3.00 per share                       1,075,000


Stockholders' equity:
 Common stock, $0.01 par value;
 Authorized - 25,000,000 shares;
  issued and outstanding - 7,630,576 shares                                 76,306
 Additional paid-in capital                                              5,819,484
 Accumulated deficit                                                    (3,817,750)
Less: 1,350,646 shares held in treasury                                 (1,400,913)
     Total stockholders' equity                                            677,127

     Total liabilities and stockholders' equity                    $     8,638,582


                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30,

                                                         2000                1999
Revenues

  Ski rental shop revenue and other revenue     $         8,953   $         23,367
       Total revenues                                     8,953             23,367

Expenses:
  Ski rental shop and other operations                   95,400             24,865
  General and administrative expenses                 1,264,467            819,247
  Depreciation and amortization                          10,775             14,926
       Total expenses                                 1,370,642            859,038

Loss from operations                                 (1,361,689)          (835,671)

Other income (expenses):
  Interest income                                       810,929          1,448,117
  Interest expense                                     (702,417)          (652,009)
  Financing fee income                                      -0-            531,714
  Amortization of deferred financing costs             (117,034)          (102,709)
  Gain (loss) on sale of marketable securities           74,985            (38,832)
  Gain on Sale of real estate and RTC Mortgages             -0-             11,764
  Stonehill Recreation reserve                         (532,922)               -0-
      Total other income (expenses)                    (466,459)         1,198,045

Income from continuing operations before
  income taxes                                       (1,828,148)           362,374
Income taxes (Note 7)                                       -0-                -0-

Net (loss) income from continuing operations         (1,828,148)           362,374

Discontinued Operations:
  Income from operations of Resort Club
    less applicable tax benefit of $-0- in 2000 and
    1999                                                    -0-          2,606,208

  Gain on sale of Resort Club less applicable
    taxes of $-0-                                    10,302,712                -0-

Net income from discontinued operations              10,302,712          2,606,208

Net income                                       $    8,474,564       $  2,968,582

Net income (loss) per common share -
  continuing operations                          $        (0.24)      $       0.05

Net income per common share -
  discontinued operations                        $         1.35       $       0.37

Net income per common share                      $         1.11       $       0.42

Weighted average number of share used in
  computing net income (loss) per share               7,630,576          6,993,164

                              See accompanying note

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2000 and 1999


                                                Capital
                        Common       Par       in Excess       Accum        Treasury
                        Stock       Value        of Par        Deficit        Stock         Total
Balance -
September 30,

1998                   5,058,354     $50,584   $5,270,206   $(15,260,896)  $(1,400,913) $(11,341,019)

Sale of 2,222,222
shares of common
stock                  2,222,222      22,222      377,778                                    400,000

Issuance of
350,000 shares
for consulting
services                 350,000       3,500      171,500                                    175,000

Net Income                                                     2,968,582                   2,968,582

Balance -
September
30, 1999               7,630,576      76,306    5,819,484    (12,292,314)   (1,400,913)   (7,797,437)

Net Income                                                     8,474,564                   8,474,564

Balance -
September
30, 2000               7,630,576     $76,306   $5,819,484    $(3,817,750)  $(1,400,913)     $677,127


                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

                                                 2000              1999
Cash flows from operating activities:
  Net income                                $    8,474,564    $  2,968,582

Adjustments to reconcile net income
 to net cash (used in) operating activities:
  Depreciation and amortization                     10,775          14,926
  Amortization of deferred financing costs         117,034         102,707
  Amortization of interest income                  (60,017)        (87,344)
  Acceleration of unamortized interest expense         -0-       1,276,551
  Amortization of interest expense                     -0-       1,350,936
  Financing fee income (RiceX)                         -0-        (531,714)
  Gain on sale of Resort club                  (10,302,712)            -0-

Changes in assets and liabilities:
  Membership receivables                           988,618       1,209,041
  Accrued interest and other receivables           735,767      (1,454,168)
  Prepaid expenses and other assets                   (106)         (3,709)
  Deferred membership interests held for sale          -0-       8,109,431
  Accounts payable and accrued liabilities         (91,729)     (2,230,105)
  Deferred revenue                                (140,841)    (11,482,588)
Net cash (used in) operating activities           (268,647)       (757,454)
Cash flows from investing activities:
  Sale of Marketable Securities                     31,012          42,115
  Note Receivable - Related Party                       45      (1,439,259)
  Investment in real estate and real estate
    related activities                              (3,800)        (39,183)
  Investment in mortgages receivables                4,922         130,692
  RiceX Note Receivable                          1,750,000             -0-
  RiceX Loan Participation                        (948,655)            -0-
  RiceX Investment                                 329,593             -0-
  Capital Expenditures                             (39,706)        (22,878)
Net cash provided by (used in) investing
  activities                                     1,123,411      (1,328,513)
Cash flows from financing activities:
  Proceeds from borrowings                             -0-       2,283,299
  Repayment of borrowings                         (835,802)       (843,381)
  Proceeds from sale of common stock                   -0-         400,000
  Purchase of redeemable common stock              (75,000)       (300,000)
Net cash provided by (used in) financing
  activities                                      (910,802)      1,539,918

Decrease in cash and cash equivalents              (56,038)       (546,049)
Cash and cash equivalents, October 1,               82,110         628,159
Cash and cash equivalents, September 30,           $26,072         $82,110

                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
FOR THE YEARS ENDED SEPTEMBER 30,


                                            2000            1999

Common Stock                                 -0-           (3,500)
Additional paid-in capital                   -0-         (171,500)
Investment in RiceX                          -0-          813,396
Financing fee income                         -0-         (531,714)
Deferred interest income                     -0-         (281,682)
Deferred financing costs                     -0-          175,000
  Gain on sale of Resort Club        (10,302,712)             -0-
  Membership receivables              (1,456,917)             -0-
  Accrued Interest and other
    receivables                       (1,065,472)             -0-
  Prepaid expenses and other
  assets                                (235,566)             -0-
  Accounts Payable and accrued
  expenses                              (673,311)             -0-
  Fixed assets                           (91,412)             -0-
  Debt                                13,825,390              -0-

Total Non-Cash Operating, Investing
      and Financing Activities          $    -0-      $       -0-


                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

1.  Summary of Significant Accounting Policies

Nature of Business

Dominion Resources, Inc. (the "Company") was incorporated under the laws of the State of Delaware on October 11, 1979. From time to time, the Company has acquired real property or other assets where it believes there are favorable investment opportunities.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Dominion Resources, Inc. and the accounts of all majority-owned subsidiaries, hereinafter referred to as the "Company". The consolidated balance sheet is a classified presentation, which distinguishes between current and non-current assets and liabilities. The Company believes that a classified balance sheet provides a more meaningful presentation consistent with the business cycles of the Company's operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

Property, Furniture, Fixtures, and Equipment

Property, furniture, fixtures, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of seven years for furniture, fixtures and equipment, and thirty years for buildings and improvements.

Property, furniture, fixtures, and equipment consisted of the following at September 30, 2000:

Buildings and improvements                        $127,502
Furniture, fixtures and equipment                  111,182
     Subtotal                                      238,684
  Less:  Accumulated depreciation and
   amortization                                    (91,458)
Net property, furniture, fixtures and equipment   $147,226

Depreciation expense for the years ended September 30, 2000 and 1999 is $10,775 and $14,926, respectively.

Earnings Per Common Share

The Company adopted Financial Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing the Company's net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate income/(loss) per common share during fiscal 2000 and 1999 was 7,630,576 and 6,993,164 respectively.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

1.  Summary of Significant Accounting Policies (Continued)

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company currently maintains cash accounts with financial institutions which at various times may exceed the maximum insured by the Federal Depository Insurance Corporation.

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

Fair Value of Financial Instruments

SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", requires disclosures of the fair value information whether or not recognized in the balance sheet where it is practicable to estimate that value. The carrying value of cash, cash equivalents, receivables and notes payable approximate fair value.

2.   Discontinued Operations - Resort Club

In September, 1999, the Board of Directors adopted a plan to dispose of the Resort Club through sale or liquidation. In connection with the Company's disposal plan, Resort Club ceased operations as of September, 1999. Net liabilities of the Resort Club at September 30, 1999 are as follows:

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

2.   Discontinued Operations - Resort Club

                                                            1999


Cash                                                      $ 72,642
Member receivables, net                                  1,266,167
Accounts receivable other, net                             179,798
Other assets                                               235,566
Fixed assets, net                                           91,412
Accounts payable and accrued liabilities               (1,560,157)
Secured debt                                           (2,193,797)
Unsecured debt                                        (11,631,593)
Net liabilities                                      $(13,539,962)

Net liabilities of Resort Club exclude debt owed to its parent and an affiliated corporation, Dominion Resources, Inc. and Diamond Leasing and Management Corp., a subsidiary of Dominion Resources, Inc. of approximately $19,983,000 as of September 30, 1999. This debt and corresponding receivable has been eliminated in the consolidated financial statements of the Company. Of the outstanding indebtedness of Resort Club as of September 30, 1999 aggregating approximately $15,386,000, Dominion Resources, Inc. and its subsidiaries other than Resort Club are liable on an aggregate of approximately $1,394,000 of the secured debt of Resort Club. To the extent these liabilities of approximately $1,394,000 are not paid out of the liquidated assets of Resort Club, Dominion Resources, Inc. will remain liable for the balance.

Resort Club Accommodation Inventory Held in Trust

Management determined that in order to adequately assure to the members the availability of the Resort Club accommodations, title to certain of the resort condominium properties needed to be conveyed to and held by a trustee. A trustee holds title to 42 condominium units including 27 units that are the subject of mortgages aggregating as of September 30, 1999 approximately $1,194,000. These mortgages will be repaid out of the net member receivables of Resort Club aggregating approximately $1,266,000 as of September 30, 1999. The trustee will administer the collection of the annual maintenance assessments from membership owners, which will be applied to the payment of insurance, taxes, maintenance fees and capital improvements. The trustee will pay the balance of the collections over to the Company on a regular basis. Under the trust agreement and a management agreement, the Company will have the exclusive rights to the control and management of the facilities held in trust. The trust will continue until the expiration date of the last membership interest. Under the terms of the trust, the trust assets will revert to the Company upon the expiration of the term of the trust. The condominiums in trust have been recorded on the Company's books in the amount of $272,000 as of September 30,2000.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

2.  Discontinued Operations - Resort Club (continued)

Resort Club Accommodation Inventory Held in Trust (continued)

As of March 1, 2000, the Company negotiated the sale of its 65% interest in Resort Club. The transaction is effective October 1, 1999 and requires the Company to use its best efforts but is not obligated to restructure certain notes payable to GAR, Inc., which aggregate approximately $11,483,000 at September 30, 1999. The sales price is in the form of a royalty payment based on 3% of future sales revenue. As a result of the sale, a gain of $10,302,712 was recorded which is broken out as follows:

 Net liability as of September 30, 1999              $33,523,317
     Less: Contingency reserve for mortgages,
       fulfillment and GAR, Inc. restructuring         2,424,218
 Subtotal                                             31,099,099
     Less: Write-down to net realizable value,
       the Company's notes receivable due from
       Resort Club                                    20,796,387
 Net gain                                            $10,302,712

For Federal Income tax purposes, the Company did not include Resort Club, its former 65% owned subsidiary, in its Federal consolidated income tax return. Accordingly, the Company did not record an income tax expense in connection with the gain on sale. Such gain was the result of a reduction of net liabilities of Resort Club, which the Company has no obligation to pay. These net liabilities were previously included in the consolidated financial statements of the Company in accordance with the generally accepted accounting principles.

For the period ended September 30, 2000, Resort Club sold four memberships for an aggregate selling price of $45,212 for which the Company earned a royalty fee of $1,356 which the Company fully reserved.

3.   Related Party Transactions

Since October 1, 1998, the Company has not been a party to any material transactions with any officers, directors or holders of more than 5% of the outstanding common stock of the Company.

4. Note Receivable- Stonehill Recreation Corporation

At September 30, 2000, Stonehill Recreation Corporation ("Stonehill Recreation") owed the Company $3,128,787 arising out of cash advances from the Company to Stonehill Recreation. The obligation bears interest at 18% per annum and is due on demand.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

4. Note Receivable- Stonehill Recreation Corporation (continued)

During fiscal 2000, a foreclosure action was commenced against Stonehill Recreation by Option Holders, Inc. The Company is working with the new owner of the spa, The Spa at Crystal Springs (the "Spa") in connection with a restructuring of this loan receivable which may include the conversion of all or a portion of this receivable into an equity or joint venture investment. Although the Company believes that the restructuring will be successful, there can be no assurances that the Company will realize the full carrying value of this asset. During fiscal 2000, the Company has reserved interest income relating to this loan receivable (see Note 11).

5. RiceX Note

In March 1996, the Company entered into a $1.75 million secured loan with The RiceX Company ("RiceX"). Subsequently, in December 1998, the Company entered into a Loan Participation Agreement with FoodCeuticals, L.L.C. ("FoodCeuticals") whereby the Company contributed its secured loan, including accrued interest, due from RiceX in the aggregate of approximately $2 million and FoodCeuticals contributed its secured loan due from RiceX in the amount of $1.85 million. FoodCeuticals had made its loan to RiceX in December 1998. RiceX is an agribusiness food technology company which has developed a proprietary process to stabilze rice bran. Its shares of Common Stock are quoted on the OTC Bulletin Board under the symbol "RICX". The Company and FoodCeuticals' collateral includes certain tangible and intangible assets of RiceX including RiceX's extrusion machines located at two rice mills in California, contract rights, and all of RiceX's intellectual property. These assets represent substantially all of the assets in RiceX. In conjunction with its loan to RiceX, FoodCeuticals received an aggregate of 940,679 shares of RiceX's common stock and a warrant to purchase an aggregate of 3,743,540 shares of RiceX's common stock at an exercise price of $0.75 per share. Collectively, the Company's and FoodCeuticals secured loans of $2 million and $1.85 million, respectively, are hereinafter referred to as the Participation Loan. Pursuant to the Loan Participation Agreement, the Company and FoodCeuticals share pro rata as to the Participation Loan, warrants, shares and collateral due, payable or granted under the December 1998 Loan Agreement to the extent that their participation amount bears to the total Participation Loan. As a result, the Company received 409,421 shares of RiceX common stock and a warrant to purchase 1,429,338 shares of RiceX common stock. In November 1999, RiceX repaid the borrowing incurred in the amount of $1.75 million, plus accrued interest of approximately $320,750. Pursuant to the terms of the Loan Participation Agreement, approximately $912,900 was advanced to FoodCeuticals as a pro-rata share of the loan proceeds. This amount, along

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

5. RiceX Note (continued)

with advances for certain legal and professional fees, is carried on the Company's financial statements as the basis in the FoodCeuticals loan due December 31, 2000.

6.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2000 consist of the following:

  Accounts Payable                       $     56,737
  Accrued real estate                          46,105
  Accrued condo association fees               59,410
  Accrued income taxes (Note 7)               921,214
  Resort Club reserve (Note 2)                309,257
  Accrued interest                             13,883
  Accrued other                                 1,834
                                         $  1,408,440

7.  Income Taxes

The tax expense (benefit) for the years ended September 30, 2000 and 1999 consists of the following components:

                             2000               1999

Current
    Federal              $  (43,118)         $   145,266
    State                   (22,213)              45,615
                            (65,331)             190,881
Deferred
    Federal                     -0-                  -0-
    State                       -0-                  -0-
                                -0-                  -0-

                         $  (65,331)         $   190,881

The income tax benefit for the year does not bear the expected relationship between pretax loss and the federal corporate income tax rate of 34% because of the direct effect of state and local income taxes.

The reconciliation between the actual and expected federal tax is as follows:

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

7.  Income Taxes (continued)

Federal corporate tax rate of 34% and applicable
 AMT applied to pretax loss                      $  (39,155)       $  150,305

State and local taxes, net of federal benefit       (20,418)           26,259

Effect of non-deductible entertainment               (5,758)           14,317

Effect of tax vs. book depreciation                     -0-               -0-

Effect of capital loss carry forward                    -0-               -0-

Effect of NOL limitation                                -0-               -0-

Total tax benefit                                $  (65,331)       $  190,881

Deferred income taxes as reported on the balance sheet consists of:

                                              September 30,
                                          2000            1999
Deferred tax assets                   $ 5,733,308    $ 5,667,977
Deferred tax liabilities                      -0-            -0-
Valuation allowance                    (5,733,308)    (5,667,977)
                                      $       -0-     $      -0-

As of September 30, 2000 the Company had net operating losses (NOL) of $14,318,867. This amount is available to be carried back three years to offset past taxable income. Any remaining NOL after the carry back is available to offset future taxable income. The carry forwards begin to expire for the year ended September 30, 2000. The company has provided a full 100% valuation allowance on the deferred tax assets as at September 30, 2000 and 1999 to reduce such deferred income tax assets to zero as it is the management's belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles. Management will review the valuation allowance required periodically and make adjustments as warranted.

8.  Debt

Secured Debt

At September 30, 2000, the Company is obligated to Berkowitz Wolfman Assoc., Inc. in the amount of $3,672,707 including accrued interest arising out of cash advances from Berkowitz Wolfman Assoc., Inc.. Such obligation bears interest at 15% per annum and is due on demand but if no demand is made, then on October 1, 2001.

On May 18, 1997 the Company entered into a loan agreement with Binghamton Savings Bank ("Binghamton"), the Company's primary lender in the principal amount of $2,000,000. Pursuant to the loan agreement, the amount owed from the Company is collateralized by a first mortgage on substantially all of the Company's assets. The loan bears interest at 12.5% and is due

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

8.  Debt (continued)

Secured Debt (continued)

and payable as follows:

         17 consecutive monthly interest payments, beginning June 13, 1997, with interest calculated on the unpaid principal balance at an interest rate of 12.5% per annum, 6 consecutive monthly principal payments of $50,000.00 each, beginning June 13, 1997, with interest calculated on the unpaid principal balances at an interest rate of 12.25% per annum; 6 consecutive monthly principal payments of $75,000.00 each, beginning December 13, 1997, with interest calculated on the unpaid principal balance at an interest rate of 12.25% per annum, 5 consecutive monthly principal payments of $100,000.00 each, beginning June 12, 1998, with interest calculated on the unpaid principal balance at an interest rate of 12.25% per annum; and 1 principal and interest payment of $757,911.46 on November 13, 1998, with interest calculated on the unpaid principal balance at an interest rate of 12.25% per annum.

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

The Company has continued to make the $50,000 principal payments subsequent to March 13, 2000 to Binghamton.

As of September 30, 2000, the principal balance outstanding on this loan was $695,000.

Secured Debt as of September 30, 2000 is summarized as follows:

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


8.  Debt (continued)

Secured Debt (continued)

Building and land  purchased,  August 1992 10%,  principal
   and interest of $901 payable monthly to August 2001,
   balloon payment of $77,962 at September 1, 2001            $    80,240
  Loan Agreement, 15% interest due October 1, 2001              3,672,707
  Loan Agreements dated May 18, 1997, August 6, 1997,
   and January 15, 1999, 12.25% interest due monthly
   with monthly principal payments of $50,000,
   balance due March 13, 2000                                     695,000
  Total mortgages                                               4,447,947
Less total current portion                                        775,240
Total non-current portion                                      $3,672,707

Notes Payable

Note Payable to bank, payable in monthly installments of $832.03 including interest at 9.25%, final payment due September 2005.

Other Information

Aggregate principal reductions of debt as of September 30, 1999 are summarized as follows (000's omitted):

                         Secured       Notes

Fiscal Year              Debt          Payable        Total
2001                     $  775,240    $33,955        $  809,195
2002                     $3,672,707    $ 7,207        $3,679,914
2003 and thereafter      $      -0-    $25,927        $   25,927

9. Commitments and Contingencies

The Company's executive offices are at 355 Madison Avenue, Morristown, New Jersey. The Company is a tenant under a lease, expiring on November 30, 2000 with a total rent of $500 per month. The lease provides for rental adjustments for changes in the Consumer Price Index. Subsequent to November 30, 2000,the Company continues to lease the space on a month-to-month basis.

In October 1999, the Company received a Letter and Examination Report from the District Director of the Internal Revenue Service that proposed a tax deficiency based on an audit of the Company's consolidated 1995 tax return. The Examination Report proposed adjustments that the Company does not agree to.

The adjustments included disallowed deductions from the Company's principal subsidiary in the amount of $5,124,000, which represented accruals and deductions related to membership fulfillment expense and membership product cost. The Internal Revenue Service's position was that these deductions should have been capitalized. Additionally, approximately $498,000 of deductions representing a write down of packaged loans acquired

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

9. Commitments and Contingencies (continued)

from Resolution Trust Company and certain normal business deductions were disallowed. The Internal Revenue Service also disallowed $830,000 as a compensation deduction related to a former officer's stock redemption, claiming the disallowed deduction should have been classified as treasury stock.

The Company does not agree with the proposed adjustments and is contesting the proposed tax assessment of $2,164,000 (not including interest and penalties) at the appeals level of the Internal Revenue Service. To date, the Appeals Division of the Internal Revenue Service has conceded to approximately $645,000 of the above disallowances. The Company is continuing the appeal process. The Company believes that when there is a final resolution, the proposed tax deficiencies will be substantially reduced. No provision has been made in the accompanying financial statements for the proposed additional taxes and interest. Additionally, the Company has adequate net operating losses (see Note 6), which could be utilized to offset any unresolved tax adjustments related to this examination.

10.  Common Stock

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

On October 5, 1999, the Company entered into an agreement to convert 366,655 of the Company's redeemable common stock, par value $.01 per share for 1,622,000 shares of the Company's common stock, par value $.01 per share and a warrant to purchase a number of shares of common stock equal to 25% of all shares of common stock issued by the Company from October 1, 1999 through March 31, 2000. The Company has not finalized a definitive agreement.

Non-qualified Stock Option Plan and Option to Purchase Common
Stock

The Company has adopted a non-qualified stock option plan and reserved 125,000 shares for issuance pursuant thereto. Options are non-transferable; expire if not exercised after five years; may not be exercised until after the completion of one year of service with the Company by the employee; are exercisable at the rate of one-fifth of the shares optioned per year and are issuable to employees in such amounts and at such prices as determined by the Board of Directors, provided that no single employee may be granted options to purchase more than 7,500

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

10.  Common Stock (continued)

shares and persons owning more than 10% of the Company's outstanding shares are excluded from participation in the plan. Options are protected against dilution resulting from stock recapitalization. As of September 30, 2000, no options had been issued under the plan.

11.  Subsequent Events (Unaudited) Not Covered By Independent
Auditor's Report

The Company is negotiating a restructuring of Resort Club's $7.5 million Unsecured Creditors Note with GAR, Inc. Pursuant to the terms of the agreement, the Company will issue up to 750,000 shares of its common stock in return for the cancellation of the $7.5 million Unsecured Creditors Note.

The Company owns, subject to a contract of sale, an approximate 1,560 square foot building in Selma, Alabama. On November 1, 2000, the Company entered into a contract to sell the Selma building for $155,000. Pursuant to the terms of the contract, the Company agreed to take back a mortgage for $130,000 at 9% due in ten years.

During the fourth quarter of fiscal 2000, a foreclosure action was commenced against Stonehill Recreation Corporation by Option Holders, Inc. The Company has negotiated the restructuring of this receivable with the new owner of the Spa, which includes the assignment proceeds from a real estate tax appeal Stonehill Recreation Corporation filed against the Township of Vernon. The refund is estimated to be approximately $500,000 with interest. In addition, the Company is in the process of finalizing an agreement with the Spa, with respect to providing amenities to Resort Club members (the "Amenity Agreement"). Pursuant to the proposed terms, the Spa will provide access to the health club facility to all members who purchased memberships subsequent to September 30, 2000. The Spa will charge Resort Club a fee to be determined for each membership. The fee will be adjusted from time to time in relation to established fees charged to third parties using the spa facilities. As part of the agreement, the Spa has agreed to assign the proceeds of the Amenity Agreement to the Company until such time that the receivable is paid in full. The agreement also proposes that a credit will be made for all interest accrued through September 30, 2000. The proposed terms of the agreement also provide for interest at a rate of 7% subsequent to September 30, 2000.