Form 10QSB
period 2000-12-31
DOMINION RESOURCES INC /DE/
filed 2001-02-14
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

     Class                      Outstanding at January 1, 2001
Common Stock, $0.01 par value         7,630,576

DOMINION RESOURCES, INC.  AND SUBSIDIARIES

FORM 10-QSB

QUARTER ENDED DECEMBER 31, 2000

FINANCIAL INFORMATION

PART I

Item 1.  Financial Statements

The attached unaudited financial statements of Dominion Resources, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

Condensed consolidated balance sheets                   1-2

Condensed consolidated statements of operations         3

Condensed consolidated statements of cash flows         4

Notes to condensed consolidated financial statements    6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

PART II
OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS



                                                December 31,      September 30,
                                                2000              2000
                                                (Unaudited)       (See note below)
Current assets:
Cash and cash equivalents                       $    112,909       $       26,072
Membership receivables, net (of allowance
  for doubtful accounts of $0 at
  December 31, 2000 and at September
  30, 2000                                           421,839              487,333
Prepaid expenses and other assets                     30,452               59,568
Investment in mutual fund and other
  marketable securities                               42,067               42,115
Accrued interest and other receivables               583,861              586,221
          Total current assets                     1,191,128            1,201,309

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization of $93,372 at December 31,
  2000 and $91,458 at September 30, 2000             145,811              147,226

Other assets:
 Membership receivables, net (of allowance
   for doubtful accounts of $0 at
   December 31, 2000 and September 30, 2000        1,586,917             1,833,299
 RTC mortgages                                        17,354                20,177
 Note receivable - Stonehill Recreation            3,128,787             3,128,787
 Note receivable - RiceX, Inc.                           -0-               948,655
 Investment in RiceX, Inc.                           483,803               483,803
 Real estate and real estate related
   activities                                        895,409               875,326
          Total other assets                       6,112,270             7,290,047
          Total assets                         $   7,449,209         $   8,638,582


Note: The balance sheet at September 30, 2000, has been taken from the audited financial statements at that date and condensed.


See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY


                                                December 31,      September 30,
                                                2000              2000
                                                (Unaudited)       (See note below)
Current Liabilities:
 Secured debt, current portion                  $    624,298      $    775,240
 Notes payable, current portion                       14,576            33,955
 Accounts payable and accrued liabilities          1,302,961         1,408,440
 Deferred revenue                                        -0-            35,210
          Total current liabilities                1,941,835         2,252,845

Long-term liabilities:
 Secured debt, net of current maturities           3,320,166         3,672,707
 Resort Club Reserve                                 757,366           927,769
 Notes Payable                                        31,559            33,134
         Total long-term liabilities               4,109,091         4,633,610

Commitments and Contingencies (Note 5):

Redeemable common stock; par value $0.01 per share 358,333 shares outstanding at
  December 31, 2000 and September 30, 2000; redeemable at $3.00 per share
  in July 1998 through July 2000                   1,075,000         1,075,000

Stockholders' equity:
 Common  stock,  $0.01 par value;  Authorized -  25,000,000  Shares;  issued and outstanding - 7,630,576 shares at December 31, 2000
  and September 30, 2000, respectively                76,306            76,306
 Additional paid-in-capital                        5,819,484         5,819,484
 Accumulated deficit                              (4,171,594)       (3,817,750)
 Less: 1,350,646 shares held in treasury
  at December 31, 2000 and September 30, 2000     (1,400,913)       (1,400,913)
          Total stockholders' equity                 323,283           677,127
          Total liabilities and
             stockholders' equity              $   7,449,209     $   8,638,582


Note: The balance sheet at September 30, 2000, has been taken from the audited financial statements at that date and condensed.




See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(Unaudited)

                                                2000              1999
Revenues:
 Other revenue                                  $       600         $     2,185
       Total revenues                                   600               2,185

Expenses:
 Other operations                                    19,555              29,092
 General and administrative expenses                183,928             114,521
 Depreciation and amortization                        1,914               2,566
       Total expenses                               205,397             146,179

Loss from operations                               (204,797)           (143,994)

Other income (expenses):
 Interest income                                     63,655             267,160
 Interest expense                                  (183,443)           (163,059)
 Amortization of deferred financing costs           (29,259)            (29,259)
        Total other income (expenses)              (149,047)             74,842

Loss from continuing operations
    before provision for income taxes              (353,844)            (69,152)
  Provision for income taxes                            -0-                 -0-
Loss from continuing operations                    (353,844)            (69,152)

Discontinued Operations:
Gain on sale of Resort Club (less applicable
  income taxes of $0 at December 31, 2000)             -0-           11,115,744

Income from discontinued operations                    -0-           11,115,744

Net income (loss)                                 (353,844)          11,046,592

Loss per common share -
  continuing operations                             $(0.05)              $(0.01)

Income per common share -
  discontinued operations                           $ 0.00               $ 1.46

Net income (loss) per common share                 $ (0.05)              $ 1.45

Weighted average number of share used in
  computing net income (loss) per share          7,630,576            7,630,576

See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(Unaudited)

                                                2000              1999
Cash flows from operating activities:
  Net Income (loss)                             $    (353,844)    $  11,046,592
Adjustments to reconcile net income
 (loss) to net cash used
 in operating activities:
  Depreciation and amortization                         1,914             2,566
  Amortization of interest income                         -0-           (60,017)
  Amortization of deferred financing costs             29,259            29,259
  Gain on sale of Resort Club                             -0-       (11,115,744)
Changes in assets and liabilities:
  Membership receivables                              311,876               -0-
  Accrued interest receivable and other
    receivables                                         2,360            (4,257)
  Prepaid expenses and other assets                      (143)             (390)
  Accounts payable and accrued expenses              (275,882)           29,248
  Deferred revenue                                    (35,210)          (35,210)
Net cash used in operating activities                (319,670)         (107,953)
Cash flows from investing activities:
  Sale of (investment in) real estate
   and real estate related activities                 (17,260)             (500)
  Sale of (investment in) mutual fund
    and other  marketable securities                       48               (11)
  RiceX proceeds                                          -0-         1,750,000
  RiceX - loan participation                          948,655          (912,886)
Capital expenditures                                     (499)              -0-
Net cash used in investing activities                 930,944           836,603
Cash flows from financing activities:
  Repayment of borrowings                            (524,437)         (706,130)
  Redemption of Common Stock                              -0-           (75,000)
Net cash used in financing activities                (524,437)         (781,130)
Increase (Decrease) in cash and cash equivalents       86,837           (52,480)
Cash and cash equivalents balance, beginning
  of period                                            26,072            82,110
Cash and cash equivalents balance, end of period   $  112,909         $  29,630




See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(Unaudited)





                                                2000              1999
Total Non-Cash Operating, Investing
  and Financing Activities                      $   -0-           $      -0-



See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2000 and September 30, 2000, the results of operations for the three months ended December 31, 2000 and 1999, and cash flows for the three months ended December 31, 2000 and 1999. Operating results for the three months ended December 31, 2000, are not necessarily indicative of the results which may be expected for the year ending September 30, 2001. These statements should be read in conjunction with Form 10-KSB for fiscal 2000 which is on file with the Securities and Exchange Commission.

On March 1, 2000, the Company negotiated the sale of its 65% interest in Resort Club, Inc. ("Resort Club"). The transaction is effective October 1, 1999 and requires the Company to use its best efforts but is not obligated to restructure certain notes payable of GAR, Inc. which aggregate approximately $11,483,000 at December 31, 2000. The sales price is in the form of a royalty payment based on 3% of future sales revenues. The Company recorded a net gain of approximately $10.3 million on the transaction which included a write-down to net realizable value of the Company's notes receivable in Resort Club of approximately $20.8 million (See Note 3).

NOTE 2 - RECLASSIFICATION:

Certain fiscal 2000 items have been reclassified to conform with the fiscal 2001 presentation.

NOTE 3 - DISCONTINUED OPERATIONS (continued):

In September, 1999, the Board of Directors adopted a plan to dispose of Resort Club through sale or liquidation. In connection with the Company's disposal plan, Resort Club ceased operations as of September, 1999.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(Unaudited)

NOTE 3 - DISCONTINUED OPERATIONS (continued):

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

NOTE 4 - RELATED PARTY TRANSACTIONS:

Since January 1, 1999, the Company has not been a party to any material transactions with any officers, directors or holders of more than 5% of the outstanding common stock of the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

In October 1999, the Company received a Letter and Examination Report from the District Director of the Internal Revenue Service that proposed a tax deficiency based on an audit of the Company's consolidated 1995 tax return. The Examination Report proposed adjustments that the Company does not agree to.

The adjustments included disallowed deductions from the Company's principal subsidiary in the amount of $5,124,000, which represented accruals and deductions related to membership fulfillment expense and membership product cost. The Internal Revenue Service's position was that these deductions should have been capitalized. Additionally, approximately $498,000 of deductions representing a write down of packaged loans acquired

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(Unaudited)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued):

from Resolution Trust Company and certain normal business deductions were disallowed. The Internal Revenue Service also disallowed $830,000 as a compensation deduction related to a former officer's stock redemption, claiming the disallowed deduction should have been classified as treasury stock.

The Company does not agree with the proposed adjustments and is contesting the proposed tax assessment of $2,164,000 (not including interest and penalties) at the appeals level of the Internal Revenue Service. To date, the Appeals Division of the Internal Revenue Service has conceded to approximately $645,000 of the above disallowances. The Company is continuing the appeal process. The Company believes that when there is a final resolution, the proposed tax deficiencies will be substantially reduced. No provision has been made in the accompanying financial statements for the proposed additional taxes and interest.
Additionally, the Company has adequate net operating losses, which could be utilized to offset any unresolved tax adjustments related to this examination.

The Company is in dispute with Debra Tierney ("Tierney"), the Company's former President with respect to the purchase price paid by the Company to Tierney and her family for their shares of the Company's Common Stock. On or about February 15, 1996, Tierney and the Company entered into a written agreement under which Tierney and the Company confirmed that, the Company would repurchase all of the Company's shares of Common Stock owned by the Tierneys. Pursuant to the terms of the agreement, the Company purchased 943,411 shares of the Company's Common Stock from the Tierneys at a purchase price equal to $500,000 in cash and 182,500 shares of PriCellular Common Stock. The Company anticipates resolution to the dispute within the second quarter of fiscal 2001.


NOTE 6 - FOODCEUTICALS PARTICIPATION:

In March 1996, the Company entered into a $1.75 million secured loan with The RiceX Company ("RiceX"). Subsequently, in December 1998, the Company entered into a Loan Participation Agreement with FoodCeuticals, L.L.C. ("FoodCeuticals") whereby the Company contributed its secured loan, including accrued interest, due from RiceX in the aggregate of approximately $2 million and FoodCeuticals contributed its secured loan due from RiceX in the amount of $1.85 million. FoodCeuticals had made its loan to RiceX in December 1998. RiceX is an agribusiness food technology company which has developed a proprietary process to stabilize rice bran. Its shares of Common Stock are quoted on the OTB Bulletin Board under the symbol "RicX". The Company and FoodCueticals' collateral includes certain tangible and intangible assets of RiceX including RiceX's extrusion machines located at two rice mills in California, contract rights, and all of RiceX's intellectual property. These assets represent substantially all of the assets in RiceX . In conjunction with its loan to RiceX, FoodCeuticals received an aggregate of 940,679 shares of RiceX's common stock and a warrant to purchase an aggregate of 3,743,540 shares of RiceX's common stock at an exercise price of $0.75 per share. Collectively, the Company's and FoodCeuticals secured loans of $2 million and $1.85 million, respectively, are hereinafter referred to as the Participation Loan. Pursuant to the Loan Participation Agreement, the Company and FoodCeuticals share pro rata as to the Participation Loan, warrants, shares and collateral due, payable or granted under the December 1998 Loan Agreement to the extent that their participation amount bears to the total Participation Loan. As a result, the Company received 409,421 shares of RiceX common stock and a warrant to purchase

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(Unaudited)

NOTE 6 - FOODCEUTICALS PARTICIPATION (continued):

1,429,338 shares of RiceX common stock. In November 1999, RiceX repaid the borrowing incurred in 1996 in the amount of $1.75 million, plus accrued interest of approximately $320,753. Pursuant to the terms of the Loan Participation Agreement, approximately $912,900 was advanced to FoodCeuticals as a pro-rata share of the loan proceeds. This amount, along with advances for certain legal and professional fees, has been carried on the Company's Financial Statements as the basis in the FoodCeuticals loan, which was repaid on December 31, 2000.

NOTE 7 - SUBSEQUENT EVENTS:

The Company is continuing the negotiation for the restructuring of Resort Club's $7.5 million Unsecured Creditors Note with GAR, Inc. Pursuant to the terms of the agreement, the Company will issue up to 750,000 shares of its common stock in return for the cancellation of the $7.5 million Unsecured Creditors Note.

During the second quarter of fiscal 2001 the company completed a transaction for the purchase of 48,866 shares and a warrant to purchase 194,470 shares of RiceX common stock from FoodCeuticals, LLC.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto included in Item I of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.


A.       Liquidity and Capital Resources

During the first three months of fiscal 2001, the Company had a net loss of approximately $353,800. Included in the net loss is depreciation of $1,914 and amortization of deferred financing costs of $29,259 both of which are non-cash expenses.

Also during the first three months of the fiscal 2001, changes in assets and liabilities included a decrease in prepaid expenses and other assets of $143, and a decrease in deferred revenue of $35,210, and a decrease in accounts payable and accrued liabilities of $275,882 offset by an increase in membership receivables of $311,876 and an increase in accrued interest and other receivables of $2,360. After reflecting the net changes in assets and liabilities, net cash used in operations was approximately $319,700.

During the first three months of the fiscal 2001, investing activities provided net cash of $930,944 and includes primarily the proceeds of the FoodCeuticals loan of $948,655, offset by investments in real estate activities of approximately $17,300.

During the first three months of the fiscal 2001, financing activities used net cash of $524,437 which resulted from the repayment of borrowings.

Accordingly, during the first three months of fiscal 2001, the Company's cash increased by approximately $86,840.


Future Business Plans

Through fiscal 1999, the Company's primary business operations were in connection with the sale of membership interests through Resort Club. During the third quarter of fiscal 1999, the Company substantially reduced its operating activities with respect to selling new Membership Interests through Resort Club primarily as a result of its inability to obtain financing. As of the end of the fiscal year ended September 30, 2000, these operations are treated as discontinued.

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

B.       Results of Operations

Continuing Operations:

Three months ended December 31, 2000 compared with three months ended December 31, 1999.

Other revenue was $600 in the first three months of fiscal 2001 compared with $2,185 in the first three months of fiscal 2000 for a decline of $1,585 or 72.54%. The decline in revenues was primarily the result of decreased rental income from the Company's rental properties in Fort Lee, New Jersey.

Other operations expenses were $19,555 in the first three months of 2001 compared with $29,092 in the first three months of fiscal 2000, for a decrease of $9,537 or 32.78%. The decrease was primarily the result of additional charges incurred in fiscal 2000 related to moving the Company's brewery equipment located in Vernon, New Jersey to storage.

General and administrative expenses increased to $183,928 in the first three months of fiscal 2001 from $114,521 in the first three months of fiscal 2000, or by $69,407 or 60.61% primarily as a result of additional legal and professional fees.

Depreciation and amortization was $1,914 in the first three months of fiscal 2001 compared to $2,566 in the first three months of fiscal 2000, resulting in a decrease of $652. This decrease is essentially unchanged.

Interest income was $63,655 in the first three months of fiscal 2001, compared with $267,160 in the first three months of fiscal 2000. The decrease of $203,505 was primarily the result of a reserve of interest income relating to the Stonehill Recreation loan receivable.


Interest expense increased to $183,443 in the first three months of fiscal 2001, compared with $163,059 in the first three months of fiscal 2000. The increase of $20,384 was the result of an increase in debt for the comparable periods.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

B.       Results of Operations (continued)

Continuing Operations (continued):

Amortization of deferred financing costs consist primarily of deferred financing costs associated with the Company's borrowings from Binghamton Savings Bank and Public Loan Corp. These costs were $29,259 in the first three months of fiscal 2001 and 2000.


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

         During the quarter ended December 31, 2000:

         None.

Item 6.  Exhibits and Reports on Form 8-K

         During the quarter ended December 31, 2000:

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