Form 10KSB/A
period 2000-09-30
DOMINION RESOURCES INC /DE/
filed 2001-05-21
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

         As of March 1, 2000, the Company negotiated the sale of its 65% interest in Resort Club. The transaction is effective October 1, 1999 and requires the Company to use its best efforts but is not obligated to restructure certain notes payable to GAR, Inc., which aggregate approximately $11,483,000 at September 30, 1999. Pursuant to the terms of the transaction, the Company is entitled to receive a 3% royalty payment to be paid out of the net cash flow of Resort Club. No minimum payment of royalty is required under the agreement and the transaction was not conditioned upon the receipt of any payment under the royalty arrangement. When recording this transaction as a sale, the Company took into consideration that the 3% royalty payment is subordinate to the prior payments under the GAR Notes of approximately $11.5 million. The Company concluded, in view of these obligations, that realization of any royalty payment is remote and not a material part of the transaction. As a result of the sale, a gain of $10,302,712 was recorded which is broken out as follows:

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




QUARTER ENDED                                            BID                                      ASKED
                                               HIGH                LOW                  HIGH                 LOW
December 31, 1998                             $1.375              $.6875               $2.125               $1.4375
March 31, 1999                                $  .25              $  .25               $ .625               $  .625
June 30, 1999                                 $ 1.00              $ 1.00               $ 1.00               $ 1.375
September 30, 1999                            $ 1.00              $ 1.00               $ 1.25               $  1.25

December 31, 1999                             $  .25              $  .25               $.4375               $ .4375
March 31, 2000                                   *                   *                    *                     *
June 30, 2000                                    *                   *                    *                     *
September 30, 2000                               *                   *                    *                     *

December 31, 2000                             $  .11              $  .11               $  .25               $   .25

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

         As of September 30, 2000, the Company held 39,421 shares of RiceX common stock and a warrant to purchase 1,229,338 shares of RiceX common stock. Based on the market value of the RiceX common stock at September 30, 2000, the Company adjusted the carrying value of these shares and warrants in its financial statements to reflect a valuation allowance of $459,191 which primarily relates to an adjustment to the carrying value in the RiceX warrant of $442,562. This arises because the market value of the RiceX common stock at September 30, 2000 was less than the exercise price of the warrants.

         Discontinued Operations

         As of March 1, 2000, the Company negotiated the sale of its 65% interest in Resort Club. The transaction is effective October 1, 1999 and requires the Company to use its best efforts but is not obligated to restructure certain notes payable to GAR, Inc., which aggregate approximately $11,483,000 at September 30, 1999. Pursuant to the terms of the transaction, the Company is entitled to receive a 3% royalty payment to be paid out of the net cash flow of Resort Club. No minimum payment of royalty is required under the agreement and the transaction was not conditioned upon the receipt of any payment under the royalty arrangement. When recording this transaction as a sale, the Company took into consideration that the 3% royalty payment is subordinate to the prior payments under the GAR Notes of approximately $11.5 million. The Company concluded, in view of these obligations, that realization of any royalty payment is remote and not a material part of the transaction. As a result of the sale, a gain of $10,302,712 was recorded which is broken out as follows:

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

Liquidity and Capital Resources

         During fiscal 2000, the Company had a loss from operations of approximately $8,015,373. Included in net income from operations is depreciation of approximately $10,775 and amortization of deferred financing costs of $117,034, all of which are non-cash expenses. Amortization of interest income of $60,017 offset these items. In addition, the sale of the Company's 65% interest in Resort Club resulted in a non-cash gain of $10,302,712 offset by a valuation allowance adjustment to the RiceX investment of $459,191.

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



                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

NAME                                               AGE       PRINCIPAL OCCUPATION                              DIRECTOR SINCE
Joseph R. Bellantoni *                              38       Treasurer; Chief Financial Officer; Chief                1995
                                                             Executive Officer and Director
Maureen Kosminsky                                   35       Vice President and Secretary                               --
Paul J. Donahue (+)*                                67       Director                                                 1995
Thomas Conlin (+)                                   66       Director                                                 1996

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

                           SUMMARY COMPENSATION TABLE


                               ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                               -----------------------------------------------------------------------
                                                          BONUS/ANNUAL    SECURITIES      LONG-TERM
          NAME AND                                          INCENTIVE     UNDERLYING      INCENTIVE       ALL OTHER
     PRINCIPAL POSITION          YEAR         SALARY          AWARD         OPTIONS        PAYOUTS      COMPENSATION
----------------------------------------------------------------------------------------------------------------------

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


Name of Beneficial Owner (1)                  Number of Shares Beneficially Owned(2)        Percentage of Outstanding Common Stock
----------------------------                  --------------------------------------        --------------------------------------
Joseph R. Bellantoni                                          - 0 -                                         - 0 -
Paul J. Donahue                                               - 0 -                                         - 0 -
Thomas Conlin                                                 - 0 -                                         - 0 -
All Officers and Directors as a Group                         - 0 -                                         - 0 -
(three persons)
Amos Phillips                                               1,111,111                                       14.0%
Venturetek, LP                                               555,555                                         7.0%
Kinder Investments                                           555,555                                         7.0%


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


                                        DOMINION RESOURCES, INC.


Dated: May 15, 2001                     By:/s/ Joseph R. Bellantoni


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                       TITLE                                      DATE

/s/ Joseph R. Bellantoni        Treasurer, Chief Financial         May 15, 2001
Joseph R. Bellantoni            Officer, Chief Executive
                                Officer and Director


/s/ Maureen Kosminsky           Vice President and Secretary       May 15, 2001
Maureen Kosminsky


/s/ Paul J. Donahue             Director                           May 15, 2001
Paul J. Donahue


/s/ Thomas Conlin               Director                           May 15, 2001
Thomas Conlin

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

December 18, 2000
(May 14, 2001 as to Notes 3,6 and 11)

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2000


ASSETS

 Current assets:
 Cash and cash equivalents                                                                      $   26,072
 Investment in mutual fund and other marketable securities                                          42,115
 Membership Receivables (Note 2)                                                                   487,333
 Accrued interest and other receivables                                                            586,221
 Prepaid expenses and other assets                                                                  59,568
      Total current assets                                                                       1,201,309

 Property, equipment, furniture, and fixtures, net
  of accumulated depreciation and amortization
   (Note 1)                                                                                        147,226

 Other assets:
  Membership Receivables (Note 2)                                                                1,833,299
  RTC Mortgages                                                                                     20,177
  Note Receivable - Stonehill Recreation (Note 4)                                                3,128,787
  Note Receivable - RiceX, Inc. (Note 5)                                                           948,655
  Investment in RiceX, Inc. (Note 5)                                                                24,612
  Real estate and real estate related activities (Note 2)                                          875,326
         Total other assets                                                                      6,830,856

         Total assets                                                                           $8,179,391

                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
SEPTEMBER 30, 2000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities (Note 6)                                           $ 1,408,440
 Secured Debt, current portion (Note 8)                                                          775,240
 Notes payable, (Note 8)                                                                          33,955
 Deferred Revenue                                                                                 35,210
      Total current liabilities                                                                2,252,845

Long-term liabilities:
 Resort Club Reserve (Notes 2 and 6)                                                             927,769
 Secured Debt, net of current maturities (Note 8)                                              3,672,707
 Notes Payable (Note 8)                                                                           33,134
       Total long-term liabilities                                                             4,633,610

Commitments and contingencies (Note 9)

Redeemable common stock, par value $0.01 per share; 358,333
  shares outstanding redeemable at $3.00 per share                                             1,075,000


Stockholders' equity:
 Common stock, $0.01 par value;
 Authorized - 25,000,000 shares;
  issued and outstanding - 7,630,576 shares                                                       76,306
 Additional paid-in capital                                                                    5,819,484
 Accumulated deficit                                                                          (4,276,941)
Less: 1,350,646 shares held in treasury                                                       (1,400,913)
     Total stockholders' equity                                                                  217,936

     Total liabilities and stockholders' equity                                              $ 8,179,391


                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30,

                                                                                                 2000                      1999
Revenues
  Ski rental shop revenue and other revenue                                                  $      8,953              $     23,367
       Total revenues                                                                               8,953                    23,367

Expenses:
  Ski rental shop and other operations                                                             95,400                    24,865
  General and administrative expenses                                                           1,264,467                   819,247
  Depreciation and amortization                                                                    10,775                    14,926
       Total expenses                                                                           1,370,642                   859,038

Loss from operations                                                                           (1,361,689)                 (835,671)

Other income (expenses):
  Interest income                                                                                 810,929                 1,448,117
  Interest expense                                                                               (702,417)                 (652,009)
  Financing fee income                                                                                -0-                   531,714
  Amortization of deferred financing costs                                                       (117,034)                 (102,709)
  Gain (loss) on sale of marketable securities                                                     74,985                   (38,832)
  Gain on Sale of real estate and RTC Mortgages                                                       -0-                    11,764
  Unrealized loss on valuation of RiceX investment                                               (459,191)                      -0-
  Stonehill Recreation reserve                                                                   (532,922)                      -0-
      Total other income (expenses)                                                              (925,650)                1,198,045

Income from continuing operations before
  income taxes                                                                                 (2,287,339)                  362,374
Income taxes (Note 7)                                                                                 -0-                       -0-

Net (loss) income from continuing operations                                                   (2,287,339)                  362,374

Discontinued Operations:
  Income from operations of Resort Club
    less applicable tax benefit of $-0-
    in 2000 and 1999                                                                                  -0-                 2,606,208

  Gain on sale of Resort Club less applicable
    taxes of $-0-                                                                              10,302,712                       -0-

Net income from discontinued operations                                                        10,302,712                 2,606,208

Net income                                                                                   $  8,015,373              $  2,968,582

Net income (loss) per common share -
  continuing operations                                                                      $      (0.30)             $       0.05

Net income per common share -
  discontinued operations                                                                    $       1.35              $       0.37

Net income per common share                                                                  $       1.05              $       0.42

Weighted average number of share used in
  computing net income (loss) per share                                                         7,630,576                 6,993,164


                              See accompanying note

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2000 and 1999

                                                                          Capital
                                              Common         Par          in Excess      Accum           Treasury
                                              Stock          Value        of Par         Deficit         Stock            Total
Balance - September 30, 1998                 5,058,354   $     50,584   $  5,270,206   $(15,260,896)   $ (1,400,913)   $(11,341,019)

Sale of 2,222,222 shares
of common stock                              2,222,222         22,222        377,778                                        400,000

Issuance of 350,000 shares
for consulting services                        350,000          3,500        171,500                                        175,000

Net Income                                                                                2,968,582                       2,968,582

Balance - September 30, 1999                 7,630,576         76,306      5,819,484    (12,292,314)     (1,400,913)     (7,797,437)

Net Income                                                                                8,015,373                       8,015,373

Balance - September 30, 2000                 7,630,576   $     76,306   $  5,819,484   $ (4,276,941)   $ (1,400,913)   $    217,936




                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

                                                                                                       2000                1999
Cash flows from operating activities:
  Net income                                                                                       $  8,015,373        $  2,968,582

Adjustments to reconcile net income to net cash (used in) operating activities:
  Depreciation and amortization                                                                          10,775              14,926
  Amortization of deferred financing costs                                                              117,034             102,707
  Amortization of interest income                                                                       (60,017)            (87,344)
  Acceleration of unamortized interest expense                                                              -0-           1,276,551
  Amortization of interest expense                                                                          -0-           1,350,936
  Financing fee income (RiceX)                                                                              -0-            (531,714)
  Gain on sale of Resort club                                                                       (10,302,712)                -0-
  Unrealized loss on valuation
        of RiceX investment                                                                        $    459,191                 -0-


Changes in assets and liabilities:
  Membership receivables                                                                                988,618           1,209,041
  Accrued interest and other receivables                                                                735,767          (1,454,168)
  Prepaid expenses and other assets                                                                        (106)             (3,709)
  Deferred membership interests held for sale                                                               -0-           8,109,431
  Accounts payable and accrued liabilities                                                              (91,729)         (2,230,105)
  Deferred revenue                                                                                     (140,841)        (11,482,588)
Net cash (used in) operating activities                                                                (268,647)           (757,454)
Cash flows from investing activities:
  Sale of Marketable Securities                                                                          31,012              42,115
  Note Receivable - Related Party                                                                            45          (1,439,259)
  Investment in real estate and real estate
    related activities                                                                                   (3,800)            (39,183)
  Investment in mortgages receivables                                                                     4,922             130,692
  RiceX Note Receivable                                                                               1,750,000                 -0-
  RiceX Loan Participation                                                                             (948,655)                -0-
  RiceX Investment                                                                                      329,593                 -0-
  Capital Expenditures                                                                                  (39,706)            (22,878)
Net cash provided by (used in) investing
  activities                                                                                          1,123,411          (1,328,513)
Cash flows from financing activities:
  Proceeds from borrowings                                                                                  -0-           2,283,299
  Repayment of borrowings                                                                              (835,802)           (843,381)
  Proceeds from sale of common stock                                                                        -0-             400,000
  Purchase of redeemable common stock                                                                   (75,000)           (300,000)
Net cash provided by (used in) financing
  activities                                                                                           (910,802)          1,539,918

Decrease in cash and cash equivalents                                                                   (56,038)           (546,049)
Cash and cash equivalents, October 1,                                                                    82,110             628,159
Cash and cash equivalents, September 30,                                                           $     26,072        $     82,110



                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
FOR THE YEARS ENDED SEPTEMBER 30,


                                                                                            2000                      1999
Common Stock                                                                                    -0-                   (3,500)
Additional paid-in capital                                                                      -0-                 (171,500)
Investment in RiceX                                                                             -0-                  813,396
Financing fee income                                                                            -0-                 (531,714)
Deferred interest income                                                                        -0-                 (281,682)
Deferred financing costs                                                                        -0-                  175,000
  Gain on sale of Resort Club                                                           (10,302,712)                     -0-
  Membership receivables                                                                 (1,456,917)                     -0-
  Accrued Interest and other receivables                                                 (1,065,472)                     -0-
  Prepaid expenses and other assets                                                        (235,566)                     -0-
  Accounts Payable and accrued expenses                                                    (673,311)                     -0-
  Fixed assets                                                                              (91,412)                     -0-
  Debt                                                                                   13,825,390                      -0-

Total Non-Cash Operating, Investing and Financing Activities                                   $-0-                     $-0-




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

Property, furniture, fixtures, and equipment consisted of the following at September 30, 2000:

Buildings and improvements                                            $ 127,502
Furniture, fixtures and equipment                                       111,182
     Subtotal                                                           238,684
  Less:  Accumulated depreciation and
   amortization                                                         (91,458)
Net property, furniture, fixtures and equipment                       $ 147,226

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

2.  Discontinued Operations - Resort Club (continued)

Resort Club Accommodation Inventory Held in Trust (continued)

As of March 1, 2000, the Company negotiated the sale of its 65% interest in Resort Club. The transaction is effective October 1, 1999 and requires the Company to use its best efforts but is not obligated to restructure certain notes payable to GAR, Inc., which aggregate approximately $11,483,000 at September 30, 1999. Pursuant to the terms of the transaction, the Company is entitled to receive a 3% royalty payment to be paid out of the net cash flow of Resort Club. No minimum payment of royalty is required under the agreement and the transaction was not conditioned upon the receipt of any payment under the royalty arrangement. When recording this transaction as a sale, the Company took into consideration that the 3% royalty payment is subordinate to the prior payments under the GAR Notes of approximately $11.5 million. The Company concluded, in view of these obligations, that realization of any royalty payment is remote and not a material part of the transaction. As a result of the sale, a gain of $10,302,712 was recorded which is broken out as follows:

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

As of September 30, 2000, the Company held 39,421 shares of RiceX common stock and a warrant to purchase 1,229,338 shares of RiceX common stock. Based on the market value of the RiceX common stock at September 30, 2000, the Company adjusted the carrying value of these shares and warrants in its financial statements to reflect a valuation allowance of $459,191 which primarily relates to an adjustment to the carrying value in the RiceX warrant of $442,562. This arises because the market value of the RiceX common stock at September 30, 2000 was less than the exercise price of the warrants.

6.   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2000 consist of the following:

Accounts Payable                                                      $   56,737
Accrued real estate                                                       46,105
Accrued condo association fees                                            59,410
Accrued income taxes (Note 7)                                            921,214
Resort Club reserve (Note 2)                                             309,257
Accrued interest                                                          13,883
Accrued other                                                              1,834
                                                                      $1,408,440

7.   Income Taxes

The tax expense (benefit) for the years ended September 30, 2000 and 1999 consists of the following components:

                                                         2000             1999
Current
    Federal                                           $ (43,118)       $ 145,266
    State                                               (22,213)          45,615
                                                        (65,331)         190,881
Deferred
    Federal                                                 -0-              -0-
    State                                                   -0-              -0-
                                                            -0-              -0-

                                                      $ (65,331)       $ 190,881

The income tax benefit for the year does not bear the expected relationship between pretax loss and the federal corporate income tax rate of 34% because of the direct effect of state and local income taxes.

The reconciliation between the actual and expected federal tax is as follows:

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

7.   Income Taxes (continued)

Federal corporate tax rate of 34% and applicable
 AMT applied to pretax loss                               $(39,155)     $150,305

State and local taxes, net of federal benefit              (20,418)       26,259

Effect of non-deductible entertainment                      (5,758)       14,317

Effect of tax vs. book depreciation                            -0-           -0-

Effect of capital loss carry forward                           -0-           -0-

Effect of NOL limitation                                       -0-           -0-

Total tax benefit                                         $(65,331)     $190,881

Deferred income taxes as reported on the balance sheet consists of:

                                                           September 30,
                                                        2000            1999
Deferred tax assets                                 $ 5,733,308     $ 5,667,977
Deferred tax liabilities                                    -0-             -0-
Valuation allowance                                  (5,733,308)     (5,667,977)
                                                    $       -0-     $       -0-

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

In December, 2000, the Company entered into an agreement with Berkowitz Wolfman Assoc., Inc. effective September 30, 2000 which extended the due date of the loan and accrued interest as of September 30, 2000, to December 1, 2001. As a result, the Company recorded this debt as long term as of September 30, 2000.