Form 10QSB/A
period 2000-12-31
DOMINION RESOURCES INC /DE/
filed 2001-05-21
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB/A
                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

PART II
OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                     December 31,           September 30,
                                                                                     2000                   2000
                                                                                     (Unaudited)            (See note below)
Current assets:
Cash and cash equivalents                                                            $  112,909                $   26,072
Membership receivables, net (of allowance
  for doubtful accounts of $0 at
  December 31, 2000 and at September 30, 2000                                           421,839                   487,333
Prepaid expenses and other assets                                                        30,452                    59,568
Investment in mutual fund and other
  marketable securities                                                                  42,067                    42,115
Accrued interest and other receivables                                                  583,861                   586,221
          Total current assets                                                        1,191,128                 1,201,309

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization of $93,372 at December 31, 2000
  and $91,458 at September 30, 2000                                                     145,811                   147,226

Other assets:
 Membership receivables, net (of allowance
   for doubtful accounts of $0 at
   December 31, 2000 and September 30, 2000                                           1,586,917                 1,833,299
 RTC mortgages                                                                           17,354                    20,177
 Note receivable - Stonehill Recreation                                               3,128,787                 3,128,787
 Note receivable - RiceX, Inc.                                                              -0-                   948,655
 Investment in RiceX, Inc.                                                               24,612                    24,612
 Real estate and real estate related
   activities                                                                           895,409                   875,326
          Total other assets                                                          5,653,079                 6,830,856
          Total assets                                                               $6,990,018                $8,179,391

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

Commitments and Contingencies (Note 5):

Redeemable common stock; par value $0.01 per
  share 358,333 shares outstanding at
  December 31, 2000 and September 30, 2000;
  redeemable at $3.00 per share
  in July 1998 through July 2000                                                     1,075,000                1,075,000

Stockholders' equity:
 Common stock, $0.01 par value;
 Authorized - 25,000,000 Shares; issued and
 outstanding - 7,630,576 shares at December 31, 2000
 and September 30, 2000, respectively                                                   76,306                   76,306
 Additional paid-in-capital                                                          5,819,484                5,819,484
 Accumulated deficit                                                                (4,630,785)              (4,276,941)
 Less: 1,350,646 shares held in treasury
  at December 31, 2000 and September 30, 2000                                       (1,400,913)              (1,400,913)
          Total stockholders' equity                                                  (135,908)                 217,936
          Total liabilities and
             stockholders' equity                                                  $ 6,990,018              $ 8,179,391

Note: The balance sheet at September 30, 2000, has been taken from the audited financial statements at that date and condensed.




See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)

                                                                                               2000                        1999
Revenues:
 Other revenue                                                                             $        600                $      2,185
       Total revenues                                                                               600                       2,185

Expenses:
 Other operations                                                                                19,555                      29,092
 General and administrative expenses                                                            183,928                     114,521
 Depreciation and amortization                                                                    1,914                       2,566
       Total expenses                                                                           205,397                     146,179

Loss from operations                                                                           (204,797)                   (143,994)

Other income (expenses):
 Interest income                                                                                 63,655                     267,160
 Interest expense                                                                              (183,443)                   (163,059)
 Amortization of deferred financing costs                                                       (29,259)                    (29,259)
        Total other income (expenses)                                                          (149,047)                     74,842

Loss from continuing operations
    before provision for income taxes                                                          (353,844)                    (69,152)
  Provision for income taxes                                                                        -0-                         -0-
Loss from continuing operations                                                                (353,844)                    (69,152)

Discontinued Operations:
Gain on sale of Resort Club (less applicable
  income taxes of $0 at December 31, 2000)                                                          -0-                  11,115,744

Income from discontinued operations                                                                 -0-                  11,115,744

Net income (loss)                                                                              (353,844)                 11,046,592

Loss per common share -
  continuing operations                                                                    $      (0.05)               $      (0.01)

Income per common share -
  discontinued operations                                                                  $       0.00                $       1.46

Net income (loss) per common share                                                         $      (0.05)               $       1.45

Weighted average number of share used in
  computing net income (loss) per share                                                       7,630,576                   7,630,576

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

1,429,338 shares of RiceX common stock. In November 1999, RiceX repaid the borrowing incurred in 1996 in the amount of $1.75 million, plus accrued interest of approximately $320,753. Pursuant to the terms of the Loan Participation Agreement, approximately $912,900 was advanced to FoodCeuticals as a pro-rata share of the loan proceeds. This amount, along with advances for certain legal and professional fees, has been carried on the Company's Financial Statements as the basis in the

FoodCeuticals loan, which was repaid on December 31, 2000. As of December 30, 2000, the Company held 39,421 shares of RiceX common stock and a warrant to purchase 1,229,338 shares of RiceX common stock. Based on the market value of the RiceX common stock at September 30, 2000, the Company adjusted the carrying value of these shares and warrants in is financial statements to reflect a valuation allowance of $459,191 which primarily relates to an adjustment to the carrying value in the RiceX warrant of $442,562. This arises because the market value of the RiceX common stock at September 30, 2000 was less than the exercise price of the warrants.

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

                                        DOMINION RESOURCES, INC.


Dated:May 18,2001                       /s/Joseph R. Bellantoni
                                        -----------------------
                                        Joseph R. Bellantoni
                                        President, Chief Executive Officer
                                           and Chief Financial Officer