Form 10QSB
period 2001-03-31
DOMINION RESOURCES INC /DE/
filed 2001-05-21
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB
                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                       Class Outstanding at April 1, 2001
                     Common Stock, $0.01 par value 7,630,576

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                          QUARTER ENDED March 31, 2001

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

Condensed consolidated balance sheets                   1-2

Condensed consolidated statements of operations         3-4

Condensed consolidated statements of cash flows         5-6
\
Notes to condensed consolidated financial statements   7-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                               March 31,        September 30,
                                               2001             2000
                                               (Unaudited)      (See note below)
Current assets:
Cash and cash equivalents                      $     31,287      $       26,072
Membership receivables, net of allowance
  for doubtful accounts of $0 at
  March 31, 2001 and at September
  30, 2000                                                0             487,333
Prepaid expenses and other assets                    12,266              59,568
Investment in mutual fund and other
  marketable securities                              42,074              42,115
Accrued interest and other receivables              606,993             586,221
          Total current assets                      692,620           1,201,309

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization of $95,287 at March 31,
  2001 and $91,458 at September 30, 2000            143,896             147,226

Other assets:
 Membership receivables, net of allowance
   for doubtful accounts of $0 at
   March 31, 2001 and September 30, 2000                  0            1,833,299
 RTC mortgages                                       14,784               20,177
 Note receivable - Stonehill Recreation           2,200,000            3,128,787
 Note receivable - RiceX, Inc.                            0              948,655
 Investment in RiceX, Inc.                           41,827               24,612
 Real estate and real estate related
   activities                                       633,269              875,326
          Total other assets                      2,889,880            6,830,856
          Total assets                        $   3,726,396        $   8,179,391


Note: The balance sheet at September 30, 2000, has been taken from the audited financial statements at that date and condensed.


                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                March 31,       September 30,
                                                2001            2000
                                                (Unaudited)     (See note below)
Current Liabilities:
 Secured debt, current portion                  $    523,150    $    775,240
 Notes payable, current portion                       14,576          33,955
 Accounts payable and accrued liabilities          1,447,137       1,408,440
 Deferred revenue                                          0          35,210
          Total current liabilities                1,984,863       2,252,845

Long-term liabilities:
 Secured debt, net of current maturities           1,833,922       3,672,707
 Resort Club Reserve                                       0         927,769
 Notes Payable                                        29,947          33,134
         Total long-term liabilities               1,863,869       4,633,610

Commitments and Contingencies (Note 5):

Redeemable common stock; par value $0.01
   per share 358,333 shares outstanding
   at March 31, 2001 and September
   30, 2000; redeemable at $3.00 per share
   in July 1998 through July 2000                  1,075,000       1,075,000

Stockholders' equity (deficit):
 Common stock, $0.01 par value; Authorized
  - 25,000,000 Shares; issued and outstanding
  - 7,630,576 shares at March 31, 2001
  and September 30, 2000, respectively                76,306          76,306
 Additional paid-in-capital                        5,819,484       5,819,484
 Accumulated deficit                              (5,692,213)     (4,276,941)
 Less: 1,350,646 shares held in treasury
  at March 31, 2001 and September 30, 2000        (1,400,913)     (1,400,913)
          Total stockholders' equity (deficit)    (1,197,336)        217,936
          Total liabilities and
            stockholders' equity (deficit)     $   3,726,396    $  8,179,391


Note: The balance sheet at September 30, 2000, has been taken from the audited financial statements at that date and condensed.


                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                      2001              2000
Revenues:
 Other revenue                                  $    18,714         $     2,704
       Total revenues                                18,714               2,704

Expenses:
 Other operations                                    39,564              45,905
 General and administrative expenses                681,179             756,725
 Depreciation and amortization                        3,829               5,133
       Total expenses                               724,572             807,763

Loss from operations                               (705,858)           (805,059)

Other income (expenses):
 Interest income                                    107,426             367,480
 Interest expense                                  (308,699)           (381,827)
 Amortization of deferred financing costs           (48,280)            (58,517)
 Gain on sale of marketable securities                    0             102,125
 Bad Debt Expense(Note 7)                          (459,861)                  0
        Total other income (expenses)              (709,414)             29,261

Loss from continuing operations
    before provision for income taxes            (1,415,272)           (775,798)
  Provision for income taxes                              0                   0
Loss from continuing operations                  (1,415,272)           (775,798)

Discontinued Operations:
Gain on sale of Resort Club (less applicable
  income taxes of $0 at March 31, 2000)                   0          10,302,712

Income from discontinued operations                       0          10,302,712

Net income (loss)                                (1,415,272)          9,526,914

Loss per common share -
  continuing operations                              $(0.19)             $(0.10)

Income per common share -
  discontinued operations                            $ 0.00              $ 1.35

Net income (loss) per common share                  $ (0.19)             $ 1.25

Weighted average number of share used in
  computing net income (loss) per share           7,630,576           7,630,576

                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                      2001              2000
Revenues:
 Other revenue                                  $    18,114         $       519
       Total revenues                                18,114                 519

Expenses:
 Other operations                                    20,009              16,813
 General and administrative expenses                497,251             642,204
 Depreciation and amortization                        1,915               2,567
       Total expenses                               519,175             661,584

Loss from operations                               (501,061)           (661,065)

Other income (expenses):
 Interest income                                     43,771             100,320
 Interest expense                                  (125,256)           (218,768)
 Amortization of deferred financing costs           (19,021)            (29,258)
 Gain on sale of marketable securities                    0             102,125
 Bad Debt Expense(Note 7)                          (459,861)                  0
        Total other income (expenses)              (560,367)            (45,581)

Loss from continuing operations
    before provision for income taxes            (1,061,428)           (706,646)
  Provision for income taxes                              0                   0
Loss from continuing operations                  (1,061,428)           (706,646)

Discontinued Operations:
Loss on sale of Resort Club (less applicable
  income taxes of $0 at March 31, 2000)                   0            (813,032)

Loss from discontinued operations                         0            (813,032)

Net loss                                         (1,061,428)         (1,519,678)

Loss per common share -
  continuing operations                             $(0.14)              $(0.09)

Loss per common share -
  discontinued operations                           $ 0.00               $(0.11)

Net loss per common share                          $ (0.14)              $(0.20)

Weighted average number of share used in
  computing net loss per share                   7,630,576            7,630,576

                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                2001              2000
Cash flows from operating activities:
  Net Income (loss)                             $  (1,415,272)    $   9,526,914
Adjustments to reconcile net income
 (loss) to net cash Provided by (used
 in) operating activities:
  Depreciation and amortization                         3,829             5,133
  Amortization of interest income                           0           (60,017)
  Amortization of deferred financing costs             48,280            58,517
  Gain on sale of Resort Club                               0       (10,302,712)
  Bad Debt Expense                                    459,861                 0
Changes in assets and liabilities:
  Membership receivables                              618,643           368,852
  Accrued interest receivable and other
    receivables                                       (20,772)          259,925
  Prepaid expenses and other assets                      (978)           (1,334)
  Accounts payable and accrued expenses               (66,165)          275,902
  Deferred revenue                                    (35,210)          (70,420)
Net cash provided by (used in)
     operating activities                            (407,784)           60,760
Cash flows from investing activities:
  Sale of (investment in) real estate
   and real estate related activities                 (24,882)           (2,003)
  Sale of (investment in) mutual fund
    and other  marketable securities                       41           (99,908)
  RiceX proceeds                                            0         1,750,000
  RiceX - loan participation                          948,655          (943,655)
  Ricex- Investment                                   (17,215)          108,793
  Stonehill Recreation                                468,926                 0
  Capital expenditures                                   (499)                0
Net cash provided by investing activities           1,375,026           813,227
Cash flows from financing activities:
  Repayment of borrowings                            (962,027)         (835,744)
  Redemption of Common Stock                                0           (75,000)
Net cash used in financing activities                (962,027)         (910,744)
Increase (Decrease) in cash and cash equivalents        5,215           (36,757)
Cash and cash equivalents balance, beginning
  of period                                            26,072            82,110
Cash and cash equivalents balance, end of period   $   31,287         $  45,353


                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                             SUPPLEMENTARY SCHEDULE
            OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)



                                                2001              2000
Total Non-Cash Operating, Investing
  and Financing Activities

  Membership Receivables                     $ (1,701,989)       $     0
  Real estate related activities                 (272,332)             0
  Accounts Payable                                822,907              0
  Debt                                          1,151,414              0
                                             $          0        $     0



                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and September 30, 2000, the results of operations for the six months ended March 31, 2001 and 2000, and cash flows for the six months ended March 31, 2001 and 2000. Operating results for the six months ended March 31, 2001, are not necessarily indicative of the results which may be expected for the year ending September 30, 2001. These statements should be read in conjunction with Form 10-KSB for fiscal 2000 which is on file with the Securities and Exchange Commission.

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

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

NOTE 3 - DISCONTINUED OPERATIONS (continued):

On March 1, 2000, the Company negotiated the sale of its 65% interest in Resort Club. The transaction is effective October 1, 1999 and requires the Company to use its best efforts but is not obligated to restructure certain notes payable to GAR, Inc. which aggregate approximately $11,483,000 at March 31, 2001. Pursuant to the terms of the transaction, the Company is entitled to receive a 3% royalty payment to be paid out of the net cash flow of Resort Club. No minimum payment of royalty is required under the agreement and the transaction was not conditioned upon the receipt of any payment under the royalty arrangement. When recording this transaction as a sale, the Company took into consideration that the 3% royalty payment is subordinate to the prior payments under the GAR Notes of approximately $11.5 million. The Company concluded, in view of these obligations, that realization of any royalty payment is remote and not a material part of the transaction. As a result of the sale, a gain of $10,302,712 was recorded which is broken out as follows:

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

NOTE 4 - RELATED PARTY TRANSACTIONS:

Since April 1, 1999, the Company has not been a party to any material transactions with any officers, directors or holders of more than 5% of the outstanding common stock of the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

In October 1999, the Company received a Letter and Examination Report from the District Director of the Internal Revenue Service that proposed a tax deficiency based on an audit of the Company's consolidated 1995 tax return. The Examination Report proposed adjustments that the Company does not agree to.

The adjustments included disallowed deductions from the Company's principal subsidiary in the amount of $5,124,000, which represented accruals and deductions related to membership fulfillment expense and membership product cost. The Internal Revenue Service's position was that these deductions should have been capitalized. Additionally, approximately $498,000 of deductions representing a write down of packaged loans acquired from Resolution Trust Company and certain normal business deductions were disallowed. The Internal Revenue Service also disallowed $830,000 as a

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued):

compensation deduction related to a former officer's stock redemption, claiming the disallowed deduction should have been classified as treasury stock.

The Company does not agree with the proposed adjustments and is contesting the proposed tax assessment of $2,164,000 (not including interest and penalties) at the appeals level of the Internal Revenue Service. To date, the Appeals Division of the Internal Revenue Service has conceded to approximately $645,000 of the above disallowance. The Company conceded to the $830,000 compensation deduction referred to above. The Company believes that when there is a final resolution, the proposed tax deficiencies will be substantially reduced. No provision has been made in the accompanying financial statements for the proposed additional taxes and interest. Additionally, the Company has adequate net operating losses, which could be utilized to offset any unresolved tax adjustments related to this examination.

NOTE 6 - FOODCEUTICALS PARTICIPATION:

In March 1996, the Company entered into a $1.75 million secured loan with The RiceX Company ("RiceX"). Subsequently, in December 1998, the Company entered into a Loan Participation Agreement with FoodCeuticals, LLC ("FoodCeuticals") whereby the Company contributed its secured loan, including accrued interest, due from RiceX in the aggregate of approximately $2 million and FoodCeuticals contributed its secured loan due from RiceX in the amount of $1.85 million. FoodCeuticals had made its loan to RiceX in December 1998. RiceX is an agribusiness food technology company which has developed a proprietary process to stabilize rice bran. Its shares of Common Stock are quoted on the OTB Bulletin Board under the symbol "RicX". The Company and FoodCueticals' collateral includes certain tangible and intangible assets of RiceX including RiceX's extrusion machines located at two rice mills in California, contract rights, and all of RiceX's intellectual property. These assets represent substantially all of the assets in RiceX . In conjunction with its loan to RiceX, FoodCeuticals received an aggregate of 940,679 shares of RiceX's common stock and a warrant to purchase an aggregate of 3,743,540 shares of RiceX's common stock at an exercise price of $0.75 per share. Collectively, the Company's and FoodCeuticals secured loans of $2 million and $1.85 million, respectively, are hereinafter referred to as the Participation Loan. Pursuant to the Loan Participation Agreement, the Company and FoodCeuticals share pro rata as to the Participation Loan, warrants, shares and collateral due, payable or granted under the December 1998 Loan Agreement to the extent that their participation amount bears to the total Participation Loan. As a result, the Company received 409,421 shares of RiceX common stock and a warrant to purchase 1,429,338 shares of RiceX common stock. In November 1999, RiceX repaid the borrowing incurred in 1996 in the amount of $1.75 million, plus accrued interest of approximately $320,753. Pursuant to the terms of the Loan Participation Agreement, approximately $912,900 was advanced to FoodCeuticals as a

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

NOTE 6 - FOODCEUTICALS PARTICIPATION (continued):

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

Note 7 - Note Receivable - Stonehill Recreation:

During the second quarter of fiscal 2001, the Company finalized a formal restructuring of the Stonehill Recreation note receivable. Pursuant to the restructuring, Stonehill Recreation and The Spa at Crystal Springs had assigned their rights to a real estate tax refund due from the Township of Vernon as a result of a real estate tax appeal. In February 2001, the Company received an aggregate of $468,926 from Stonehill and the Spa at Crystal Springs.

In addition to the above, The Spa at Crystal Springs also agreed to indemnify to the Company against any loss on the remaining principal amount of the Stonehill Recreation note receivable in the amount of $2,659,861. Because the indemnity of $2,659,861 does not cover interest, the Company recorded the transaction with a discount of $459,861 in order to yield an effective interest rate of 9.5%, with a balloon payment on April 1, 2003. Accordingly, the carrying value of the Stonehill Recreation note receivable is $2,200,000 as of March 31, 2001.

Note 8 - Debt:

During the second quarter of fiscal 2001, the Company entered into an agreement with Berkowitz Wolfman whereby in consideration for assigning all the Company's right, title and interest to the Resort Club Trust inventory and Resort Club Membership Receivables, the due date of Berkowitz Wolfman note payable was extended to December 1, 2002 and the interest rate was decreased from 15% to 10%.

In addition, the principal amount of the Berkowitz Wolfman note payable was decreased by $1,151,414 resulting from the assignment of the Trust Inventory valued at $272,332 and net Membership Receivables in the amount of $879,082.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

NOTE 9 - SUBSEQUENT EVENTS:

The Company is in dispute with Debra Tierney ("Tierney"), the Company's former President with respect to the purchase price paid by the Company to Tierney and her family for their shares of the Company's Common Stock. On or about February 16, 1996, Tierney and the Company confirmed that, the Company would repurchase all of the Company's shares of Common Stock owned by the Tierneys. Pursuant to the terms of the agreement, the Company purchased 943,411 shares of the Company's Common Stock from the Tierneys at a purchase price equal to $500,000 in cash and 182,500 shares of PriCellular Common Stock. During the third quarter of fiscal 2001, the company negotiated a tentative agreement with Tierney. Pursuant to the terms of the tentative agreement, the Company will be obligated to make a cash payment in the amount of $183,094, assign a mortgage receivable in the principal amount of $100,000, and conveyance of title to five condominiums. Accordingly, the Company accrued a $350,000 reserve in connection with this transaction.

On October 5, 1999, the Company entered into an agreement to convert 366,655 of the Company's redeemable common stock, par value $.01 per share for 1,622,000 shares of the Company's common stock, par value $.01 per share. In the third quarter of fiscal 2001, the Company and the holder of the Company's redeemable common stock have agreed to enter into a definitive agreement effective May 15, 2001. As part of the definitive agreement, the Company will issue a warrant to purchase a number of shares of common stock equal to 25% of all shares of common stock issued by the Company from June 1, 2001 through November 30, 2001.

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

A.       Liquidity and Capital Resources

During the first six months of fiscal 2001, the Company had a net loss of approximately $1,415,000. Included in the net loss is depreciation of $3,829, amortization of deferred financing costs of $48,280, and a write off of the Stonehill Recreation Note Receivable of $459,861 all of which are non-cash expenses.

Also during the first six months of the fiscal 2001, changes in assets and liabilities included a decrease in cash resulting from changes in prepaid expenses and other assets of $978, deferred revenue of $35,210, accounts payable and accrued liabilities of $66,165 and accrued interest and other receivables of $20,772 offset by an increase in cash resulting from changes in membership receivables of $618,643. After reflecting the net changes in assets and liabilities, net cash used in operations was approximately $408,000.

During the first six months of the fiscal 2001, investing activities provided net cash of approximately $1,375,000 and includes primarily the proceeds of the FoodCeuticals loan of $948,655 and proceeds from the Stonehill Recreation Note of $468,926.

During the first six months of the fiscal 2001, financing activities used net cash of $962,027 which resulted from the repayment of borrowings.

Accordingly, during the first six months of fiscal 2001, the Company's cash increased by approximately $5,200.

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

B.     Results of Operations

Continuing Operations:

Six months ended March 31, 2001 compared with six months ended March 31, 2000.

Other revenue was $18,714 in the first six months of fiscal 2001 compared with $2,704 in the first six months of fiscal 2000 for an increase of $16,010. The increase in revenues was primarily the result of a transaction relating to the purchase of 48,866 shares RiceX common stock and a warrant to purchase 194,470 shares of RiceX common stock.

Other operations expenses were $39,564 in the first six months of 2001 compared with $45,905 in the first six months of fiscal 2000, for a decrease of $6,341 or 13.81%. The decrease was primarily the result of additional charges incurred in fiscal 2000 related to moving the Company's brewery equipment located in Vernon, New Jersey to storage.

General and administrative expenses were $681,179 in the first six months of fiscal 2001 compared with $756,725 in the first six months of fiscal 2000, or by $75,546 or 9.98% primarily as a result of lower legal and professional fees. Included in fiscal 2001 is an accrual of $350,000 reserve relating to the Tierney settlement. Included in fiscal 2000 is an accrual relating to an additional assessment from the State of Alabama in the amount of $346,000.

Depreciation and amortization was $3,829 in the first six months of fiscal 2001 compared to $5,133 in the first six months of fiscal 2000, resulting in a decrease of $1,304. This decrease is the result of certain assets becoming fully depreciated.

Interest income was $107,426 in the first six months of fiscal 2001, compared with $367,480 in the first six months of fiscal 2000. The decrease of $260,054 was primarily the result of a reserve of interest income relating to the Stonehill Recreation loan receivable.

Interest expense was $308,699 in the first six months of fiscal 2001, compared with $381,827 in the first six months of fiscal 2000. The decrease of $73,128 was the result of a decrease in debt for the comparable periods.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

B.     Results of Operations (continued)

Continuing Operations (continued):

Amortization of deferred financing costs consist primarily of deferred financing costs associated with the Company's borrowings from Binghamton Savings Bank and Public Loan Corp. These costs were $48,280 and $58,517 in the first six months of fiscal 2001 and 2000, respectively.

Gain on sale of marketable securities was $102,125 during the first six months of fiscal 2000. The Company recorded no gain or loss from the sale of marketable securities during the first six months of fiscal 2001.

During the first six months of fiscal 2001 the Company recorded a write off of $459,861 in connection with the restructuring of its Note Receivable due from Stonehill Recreation.

Discontinued Operations:

On March 1, 2000, the Company negotiated the sale of its 65% interest in Resort Club. The transaction is effective October 1, 1999 and requires the Company to use its best efforts but is not obligated to restructure certain notes payable to GAR which aggregate approximately $11,483,000 at March 31, 2001. Pursuant to the terms of the transaction, the Company is entitled to receive a 3% royalty payment to be paid out of the net cash flow of Resort Club. No minimum payment of royalty is required under the agreement and the transaction was not conditioned upon the receipt of any payment under the royalty arrangement. When recording this transaction as a sale, the Company took into consideration that the 3% royalty payment is subordinate to the prior payments under the GAR Notes of approximately $11.5 million. The Company concluded, in view of these obligations, that realization of any royalty payment is remote and not a material part of the transaction. As a result of the sale, a gain of $10,302,712 was recorded which is broken out as follows:

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

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION

                                     Part II

Item 6.  Exhibits and Reports on Form 8-K

      During the quarter ended March 31, 2001:

      None.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DOMINION RESOURCES, INC.


Dated:May 21, 2001                            By:   /s/ Joseph R. Bellantoni
                                              Joseph R. Bellantoni
                                              President, Chief Executive Officer
                                              and Chief Financial Officer