Form 10QSB
period 2001-06-30
DOMINION RESOURCES INC /DE/
filed 2001-08-20
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes      X        No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

     Class                      Outstanding at August 1, 2001
Common Stock, $0.01 par value         9,252,576

DOMINION RESOURCES, INC.  AND SUBSIDIARIES

FORM 10-QSB

QUARTER ENDED June 30, 2001

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

PART II
OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS




                                                June 30,            September 30,
                                                2001                2000
                                                (Unaudited)         (See note below)
Current assets:
Cash and cash equivalents                       $     55,814         $      26,072
Membership receivables, net of allowance
  for doubtful accounts of $0 at
  June 30, 2001 and at September
  30, 2000                                                 0               487,333
Prepaid expenses and other assets                     34,485                59,568
Investment in mutual fund and other
  marketable securities                               41,412                42,115
Accrued interest and other receivables               603,826               586,221
          Total current assets                       735,537             1,201,309

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization of $97,201 at June 30,
  2001 and $91,458 at September 30, 2000             143,527               147,226

Other assets:
 Membership receivables, net of allowance
   for doubtful accounts of $0 at
   June 30, 2001 and September 30, 2000                    0             1,833,299
 RTC mortgages                                        10,930                20,177
 Note receivable - Stonehill Recreation            2,056,000             3,128,787
 Note receivable - RiceX, Inc.                             0               948,655
 Investment in RiceX, Inc.                            41,827                24,612
 Real estate and real estate related
   activities                                        633,269               875,326
          Total other assets                       2,742,026             6,830,856
          Total assets                         $   3,621,090         $   8,179,391


Note: The balance sheet at September 30, 2000, has been taken from the audited financial statements at that date and condensed.


See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                June 30,          September 30,
                                                2001              2000
                                                (Unaudited)       (See note below)
Current Liabilities:
 Secured debt, current portion                  $    373,076      $    775,240
 Notes payable, current portion                       14,576            33,955
 Accounts payable and accrued liabilities          1,423,130         1,408,440
 Deferred revenue                                          0            35,210
          Total current liabilities                1,810,782         2,252,845

Long-term liabilities:
 Secured debt, net of current maturities           2,164,961         3,672,707
 Resort Club Reserve                                       0           927,769
 Notes Payable                                        28,850            33,134
         Total long-term liabilities               2,193,811         4,633,610

Commitments and Contingencies (Note 5):

Redeemable common stock; par value $0.01 per
  share 0 shares outstanding at June 30, 2001
  and 358,333 at September 30, 2000; redeemable
  at $3.00 per share in July 1998 through
  July 2000                                                0         1,075,000

Stockholders' equity (deficit):
 Common stock, $0.01 par value; Authorized
  - 25,000,000 Shares; issued and outstanding
  - 9,252,576 shares at June 30, 2001
    and 7,630,576 at September 30, 2000,
    respectively                                      92,526            76,306
 Additional paid-in-capital                        7,093,087         5,819,484
 Accumulated deficit                              (6,168,203)       (4,276,941)
 Less: 1,350,646 shares held in treasury
  at June 30, 2001 and September 30, 2000         (1,400,913)       (1,400,913)
          Total stockholders' equity (deficit)      (383,503)          217,936
          Total liabilities and
            stockholders' equity (deficit)     $   3,621,090     $   8,179,391


Note: The balance sheet at September 30, 2000, has been taken from the audited financial statements at that date and condensed.




See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)


                                                      2001              2000

Revenues:
 Other revenue                                  $    19,913         $     8,054
       Total revenues                                19,913               8,054

Expenses:
 Other operations                                    59,111              66,921
 General and administrative expenses                825,707             947,690
 Depreciation and amortization                        5,743               7,699
       Total expenses                               890,561           1,022,310

Loss from operations                               (870,648)         (1,014,256)

Other income (expenses):
 Interest income                                    119,650             422,411
 Interest expense                                  (413,498)           (539,800)
 Amortization of deferred financing costs           (52,082)            (87,773)
 Gain on sale of marketable securities                    0             121,480
 Bad debt Expense(Note 7)                          (459,861)                  0
 Debt conversion expense                           (214,823)                  0
        Total other income (expenses)            (1,020,614)            (83,682)

Loss from continuing operations
    before provision for income taxes            (1,891,262)         (1,097,938)
  Provision for income taxes                              0                   0
Loss from continuing operations                  (1,891,262)         (1,097,938)

Discontinued Operations:
Gain on sale of Resort Club (less applicable
  income taxes of $0 at June 30, 2000)                    0          10,302,712

Income from discontinued operations                       0          10,302,712

Net income (loss)                                (1,891,262)          9,204,774

Loss per common share -
  continuing operations                             $(0.24)              $(0.14)

Income per common share -
  discontinued operations                           $ 0.00               $ 1.35

Net income (loss) per common share                 $ (0.24)              $ 1.21

Weighted average number of shares used in
  computing net income (loss) per share           7,724,800            7,630,576


See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED June 30, 2001 AND 2000
(Unaudited)


                                                      2001              2000
Revenues:
 Other revenue                                  $     1,199         $     5,350
       Total revenues                                 1,199               5,350

Expenses:
 Other operations                                    19,547              21,016
 General and administrative expenses                144,528             190,965
 Depreciation and amortization                        1,914               2,566
       Total expenses                               165,989             214,547

Loss from operations                               (164,790)           (209,197)

Other income (expenses):
 Interest income                                     12,224              54,931
 Interest expense                                  (104,799)           (157,973)
 Amortization of deferred financing costs            (3,802)            (29,256)
 Gain on sale of marketable securities                    0              19,355
 Debt conversion expense                           (214,823)                  0
        Total other income (expenses)              (311,200)           (112,943)

Loss from continuing operations
    before provision for income taxes              (475,990)           (322,140)
  Provision for income taxes                              0                   0
Loss from continuing operations                    (475,990)           (322,140)

Discontinued Operations:
Loss on sale of Resort Club (less applicable
  income taxes of $0 at June 30, 2000)                    0                   0

Loss from discontinued operations                         0                   0

Net loss                                           ( 475,990)          (322,140)

Loss per common share -
  continuing operations                              $(0.06)             $(0.04)

Loss per common share -
  discontinued operations                            $ 0.00              $(0.00)

Net loss per common share                           $ (0.06)             $(0.04)

Weighted average number of shares used in
  computing net loss per share                    8,450,488           7,630,576


See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)


                                                2001              2000
Cash flows from operating activities:
  Net Income (loss)                             $  (1,891,262)    $   9,204,774
Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities:
  Depreciation and amortization                         5,743             7,699
  Amortization of interest income                           0           (60,017)
  Amortization of deferred financing costs             52,082            87,773
  Gain on sale of Resort Club                               0       (10,302,712)
  Bad debt expense                                    459,861                 0
  Debt conversion expense                             214,823                 0
Changes in assets and liabilities:
  Membership receivables                              618,643           740,316
  Accrued interest receivable and other
    receivables                                       (17,605)          247,217
  Prepaid expenses and other assets                   (26,999)           (1,448)
  Accounts payable and accrued expenses               (90,172)          223,496
  Deferred revenue                                    (35,210)         (105,630)
Net cash provided by (used in)
     operating activities                            (710,096)           41,468
Cash flows from investing activities:
  Sale of (investment in) real estate
   and real estate related activities                 (21,028)           (3,060)
  Sale of (investment in) mutual fund
    and other  marketable securities                      703           (20,992)
  RiceX proceeds                                            0         1,750,000
  RiceX - loan participation                          948,655          (943,655)
  Ricex- Investment                                   (17,215)          205,393
  Stonehill Recreation                                612,926              (255)
  Capital expenditures                                 (2,044)                0
Net cash provided by investing activities           1,521,997           987,431
Cash flows from financing activities:
  Repayment of borrowings                            (782,159)       (1,020,477)
  Redemption of Common Stock                                0           (75,000)
Net cash used in financing activities                (782,159)       (1,095,477)
Increase (Decrease) in cash and cash equivalents       29,742           (66,578)
Cash and cash equivalents balance, beginning
  of period                                            26,072            82,110
Cash and cash equivalents balance, end of period   $   55,814         $  15,532



See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
NINE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)




                                                2001              2000

Total Non-Cash Operating, Investing
  and Financing Activities

  Membership Receivables                     $ (1,701,989)       $     0
  Real estate related activities                 (272,332)             0
  Accounts Payable                                822,907              0
  Debt                                          1,151,414              0
  Common Stock                                    (16,220)             0
  Additional Paid In Capital                   (1,273,603)             0
  Accumulated deficit                             214,823              0
  Redeemable Common Stock                       1,075,000              0
                                             $          0         $    0



See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and September 30, 2000, the results of operations for the nine months ended June 30, 2001 and 2000, and cash flows for the nine months ended June 30, 2001 and 2000. Operating results for the nine months ended June 30, 2001, are not necessarily indicative of the results which may be expected for the year ending September 30, 2001. These statements should be read in conjunction with Form 10-KSB for fiscal 2000 which is on file with the Securities and Exchange Commission.

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)


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

The adjustments included disallowed deductions from the Company's principal subsidiary in the amount of $5,124,000, which represented accruals and deductions related to membership fulfillment expense

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued):
and membership product cost. The Internal Revenue Service's position was that these deductions should have been capitalized. Additionally, approximately $498,000 of deductions representing a write down of packaged loans acquired from Resolution Trust Company and certain normal business deductions were disallowed. The Internal Revenue Service also disallowed $830,000 as a compensation deduction related to a former officer's stock redemption, claiming the disallowed deduction should have been classified as treasury stock.

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


NOTE 6 - FOODCEUTICALS PARTICIPATION:

In March 1996, the Company entered into a $1.75 million secured loan with The RiceX Company ("RiceX"). Subsequently, in December 1998, the Company entered into a Loan Participation Agreement with FoodCeuticals, LLC ("FoodCeuticals") whereby the Company contributed its secured loan, including accrued interest, due from RiceX in the aggregate of approximately $2 million and FoodCeuticals contributed its secured loan due from RiceX in the amount of $1.85 million. FoodCeuticals had made its loan to RiceX in December 1998. RiceX is an agribusiness food technology company which has developed a proprietary process to stabilize rice bran. Its shares of Common Stock are quoted on the OTB Bulletin Board under the symbol "RicX". The Company and FoodCueticals' collateral includes certain tangible and intangible assets of RiceX including RiceX's extrusion machines located at two rice mills in California, contract rights, and all of RiceX's intellectual property. These assets represent substantially all

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

NOTE 6 - FOODCEUTICALS PARTICIPATION (continued):

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

In addition to the above, The Spa at Crystal Springs also agreed to indemnify to the Company against any loss on the remaining principal amount of the Stonehill Recreation note receivable in the amount of $2,659,861. Because the indemnity of $2,659,861 does not cover interest, the Company recorded the transaction with a discount of $459,861 in order to yield an effective interest rate of 9.5%, with a balloon payment on April 1, 2003. Accordingly, the carrying value of the Stonehill Recreation note receivable is $2,156,000 as of June 30, 2001.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

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

NOTE 9 - COMMON STOCK:

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

A.       Liquidity and Capital Resources

During the first nine months of fiscal 2001, the Company had a net loss of approximately $1,891,262. Included in the net loss is depreciation of $5,743, amortization of deferred financing costs of $52,082, a write off of the Stonehill Recreation Note Receivable of $459,861 and debt conversion expense of $214,823 all of which are non-cash expenses.

Also during the first nine months of the fiscal 2001, changes in assets and liabilities included a decrease in cash resulting from changes in prepaid expenses and other assets of $26,999, deferred revenue of $35,210, accounts payable and accrued liabilities of $90,172 and accrued interest and other receivables of $17,605 offset by an increase in cash resulting from changes in membership receivables of $618,643. After reflecting the net changes in assets and liabilities, net cash used in operations was approximately $710,096.

During the first nine months of the fiscal 2001, investing activities provided net cash of approximately $1,522,000 and includes primarily the proceeds of the FoodCeuticals loan of $948,655 and proceeds from the Stonehill Recreation Note of $612,926.

During the first nine months of the fiscal 2001, financing activities used net cash of $782,159 which resulted from the repayment of borrowings.

Accordingly, during the first nine months of fiscal 2001, the Company's cash increased by approximately $29,700.


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

B.       Results of Operations

Continuing Operations:

Nine months ended June 30, 2001 compared with nine months ended June 30, 2000.

Other revenue was $19,913 in the first nine months of fiscal 2001 compared with $8,054 in the first nine months of fiscal 2000 for an increase of $11,859. The increase in revenues was primarily the result of a transaction relating to the purchase of 48,866 shares RiceX common stock and a warrant to purchase 194,470 shares of RiceX common stock.

Other operations expenses were $59,111 in the first nine months of 2001 compared with $66,921 in the first nine months of fiscal 2000, for a decrease of $7,810 or 11.67%. The decrease was primarily the result of additional charges incurred in fiscal 2000 related to moving the Company's brewery equipment located in Vernon, New Jersey to storage.

General and administrative expenses were $825,707 in the first nine months of fiscal 2001 compared with $947,690 in the first nine months of fiscal 2000, or by $121,983 or 12.87% primarily as a result of lower legal and professional fees. Included in fiscal 2001 is an accrual of $350,000 reserve relating to the Tierney settlement. Included in fiscal 2000 is an accrual relating to an additional assessment from the State of Alabama in the amount of $346,000.

Depreciation and amortization was $5,743 in the first nine months of fiscal 2001 compared to $7,699 in the first nine months of fiscal 2000, resulting in a decrease of $1,956. This decrease is the result of certain assets becoming fully depreciated.

Interest income was $119,650 in the first nine months of fiscal 2001, compared with $422,411 in the first nine months of fiscal 2000. The decrease of $302,761 was primarily the result of a reserve of interest income relating to the Stonehill Recreation loan receivable.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

B.       Results of Operations (continued)

Continuing Operations (continued):

Interest expense was $413,498 in the first nine months of fiscal 2001, compared with $539,800 in the first nine months of fiscal 2000. The decrease of $126,302 was the result of a decrease in debt for the comparable periods and restructuring of the Berkowitz Wolfman debt.

Amortization of deferred financing costs consist primarily of deferred financing costs associated with the Company's borrowings from Binghamton Savings Bank and Public Loan Corp. These costs were $52,082 and $87,773 in the first nine months of fiscal 2001 and 2000, respectively.

Gain on sale of marketable securities was $121,480 during the first nine months of fiscal 2000. The Company recorded no gain or loss from the sale of marketable securities during the first nine months of fiscal 2001.

During the first nine months of fiscal 2001 the Company recorded a write off of $459,861 in connection with the restructuring of its Note Receivable due from Stonehill Recreation.

During the first nine months of fiscal 2001 the Company recorded debt conversion expense of $214,823 in connection with the conversion of its redeemable common stock.

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

Discontinued Operations (continued):

Such gain was the result of a reduction of net liabilities of Resort Club, which the Company has no obligation to pay. These liabilities were previously included in the consolidated financial statements of the Company in accordance with generally accepted accounting principles.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding the Company's plans and objectives relating to its products and services, its future economic performance, the Company's future operations, including plans or objectives relating to its intentions to acquire interests and enter into acquisition and other agreements to acquire or invest in and develop other business interests, regarding raising additional capital and the adequacy of that capital to fund the Company's proposed business plans and objectives, and the ability of the Company's management to complete negotiations for the acquisition of targeted business activities, and the terms on which those acquisitions or transactions can be completed. Such statements also include statements relating to the ability of the Company to provide the funds to enable those businesses to adequately develop and pursue their business plans and to the liquidity of the market for the Company's securities and the ability of investors to sell their securities purchased. Forward-looking statements made in this Report include the assumptions made by management as to the future growth and business direction of the Company. If the Company's assumptions are incorrect, the Company may be unsuccessful in developing as a viable business enterprise. The Company's ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured. Under such circumstance, an investor's entire investment will be in jeopardy and may be lost. The Company's business plan has evolved over time and the Company expects that its plans will evolve further in the future. These changes create additional risks and uncertainties to the investor. The Company's inability to meet its plans and objectives or the consequences to it from adverse developments in general economic or capital market conditions and its inability to raise additional capital could have a material adverse effect on it. The Company cautions investors that various risk factors accompanying those forward-looking statements are described, among other places, under the caption "Risk Factors" herein. They are also described in the Company's Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, and its Current Reports on Form 8-K. These risk factors could cause the Company's operating

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996 (continued)


results, financial condition and ability to fulfill its plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect its financial condition and its ability to pursue its business strategy and plans.

                                  RISK FACTORS

         An investment in the Company's securities involves a high degree of risk, including, but not necessarily limited to, the risk factors described below. Each prospective investor should carefully consider the following risk factors inherent in and affecting the Company and its business before making an investment decision to purchase the Company's securities.

No Current Operations or Revenues. The Company has no current operations or source of revenue. The Company has no significant assets or financial resources. All material operations were discontinued in September, 1999. The Company's future is dependent upon its ability to raise additional capital and apply the proceeds to acquire successfully business activities. There is a risk that the Company will be unable to continue as a going concern and consummate a business acquisition. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business acquisition. This may result in the Company incurring net operating losses that could increase continuously until it can consummate a business acquisition. There can be no assurance that the Company can identify a suitable business opportunity and consummate a business acquisition or that any transaction the Company consummates will be on favorable terms or result in profitable operations.

The Company May Not Be Successful in Entering Into Agreements In Order to Pursue its Business Plans. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity or any interest in such an entity. No assurances can be given that it will successfully identify and evaluate suitable business opportunities or that it will conclude a business acquisition. The Company cannot guarantee that it will be able to negotiate any business transactions on favorable terms.

Need for Additional Capital. The Company had cash of $55,814 and liabilities of $4,004,593 including current liabilities of $1,810,782 as of June 30, 2001. In addition to the capital it will require to fund a potential business acquisition, the Company may require additional financing in order to fund the operations of any business it may acquire. This financing may consist of the issuance of debt or equity securities. These funds might not be

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RISK FACTORS (continued)

available, if needed, or might not be available on terms acceptable to the Company and may result in dilution to existing investors.

Any Business the Company May Possibly Acquire May Never Become Profitable. There can be no assurance that the Company will enter into an acquisition with or acquire an interest in a business having a significant or successful operating history. Any such business may have a history of losses, limited or no potential for earnings, limited assets, negative net worth or other characteristics that are indicative of development stage companies. There can be no assurance that after an acquisition by the Company or the Company acquires an interest, the business can be operated so as to develop significant revenues and cash flow and become profitable.

Management May Not Devote a Sufficient Amount of Time to Seeking a Target Business. While seeking a business acquisition, management anticipates devoting no more than approximately eight (8) hours per month. As a result, the Company may expend a considerable period of time identifying and negotiating with an acquisition candidate. This extended period of time may result in continuing losses to the Company.

Dependence On Part-Time Management. Currently, the Company has no employees other than its officers and Directors. It is the Company's intention to limit its employees to its sole officer, Joseph Bellantoni. Mr. Bellantoni, who is the Company's President and Chief Financial Officer, is engaged in other activities and will devote no more than approximately eight (8) hours per month to the Company's activities. Therefore, the day-to-day operations of any company or business that is acquired by the Company will have to be performed by outside management or management of the acquired company. The Company cannot assure investors that it will be able to obtain experienced and able outside management to run any company or business that may acquire.

Possible Government Regulation. Although the Company is subject to the periodic reporting requirements under the Securities Exchange Act of 1934, as amended, and files annual, quarterly and other reports, management believes it will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since it will not be engaged in the business of investing or trading in securities. If the Company engages in a business acquisition which results in it holding passive investment interests in a number of entities, it could be subject to regulation under the Investment Company Act. If so, it would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission (the "SEC" or "Commission") or any opinion of counsel as to its status under the Investment Company Act. A violation of the Act could subject it to material adverse consequences.

Continued Control by Existing Management. The Company's management retains significant control and investors may be unable to meaningfully influence the

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RISK FACTORS (continued)

course of action of the Company. The existing management is able to control substantially all matters requiring shareholder approval, including nomination and election of directors and approval or rejection of significant corporate transactions. There is also a risk that the existing management of the Company will pursue an agenda which is beneficial to themselves at the expense of other shareholders.

There Is No Assurance Of An Active Public Market For The Company's Common Stock And The Price Of the Company's Common Stock May Be Volatile. Given the relatively minimal public float and trading activity in the Company's securities, there is little likelihood of any active and liquid public trading market developing for its shares. If such a market does develop, the price of the shares may be volatile. Since the shares do not qualify to trade on any exchange or on NASDAQ, if they do actually trade, the only available market will continue to be through the OTC Bulletin Board or in the "pink sheets". It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk that investors may never be able to sell their shares.

Possible Future Dilution As A Result Of Business Transaction. The Company's business plan is based upon effectuating a business acquisition or other transaction using the proceeds of capital intended to be raised. Any such acquisition transaction may result in the Company issuing securities as part of the transaction. The issuance of previously authorized and un-issued common shares could result in substantial dilution to the Company's shareholders which could possibly result in a change in control or management of the Company. There can be no assurance that additional capital can be raised or an acquisition completed.

The Company's Shares Are Subject To Penny Stock Reform Act Of 1990. The Company's securities are subject to certain rules and regulations promulgated by the Commission pursuant to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 (the "Penny Stock Rules"). Such rules and regulations impose strict sales practice requirements on broker-dealers who sell such securities to persons other than established customers and certain "accredited investors." For transactions covered by the Penny Stock Rules, a broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent for the transaction prior to sale. Consequently, such rule may affect the ability of broker-dealers to sell the Company's securities and may affect investors' abilities to sell any shares they acquire.

The Penny Stock Rules generally define a "penny stock" to be any security not listed on an exchange or not authorized for quotation on the Nasdaq Stock Market and has a market price (as defined by the rules) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transactions by broker-dealers involving a penny stock (unless exempt), the rules require delivery, prior to a transaction in a penny stock, of a risk disclosure document relating to the market for penny stocks.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RISK FACTORS (continued)


Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stocks.

Issuance Of Additional Shares. The Company's Articles of Incorporation currently authorize its Board of Directors to issue up to 25,000,000 shares of Common Stock. Any additional issuances of any of the Company's securities will not require the approval of shareholders and may have the effect of further diluting the equity interest of shareholders.

Limited Market for Common Stock. There has been a very limited market for the Company's Common Stock. Accordingly, although quotations for the Company's Common Stock have been, and continue to be, published on the OTC Bulletin Board and the "pink sheets" published by the National Quotation Bureau, Inc., these quotations, in the light of the Company's operating history, continuing losses and financial condition, are not necessarily indicative of the value of the Company. Such quotations are inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.



















DOMINION RESOURCES, INC. AND SUBSIDIARIES

PART II
OTHER INFORMATION

Part II


Item 6.  Exhibits and Reports on Form 8-K

         During the quarter ended June 30, 2001:

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