Form 10KSB
period 2001-09-30
DOMINION RESOURCES INC /DE/
filed 2002-01-14
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the Transition period from ____________to______________

                         Commission File Number 0-10176

                            DOMINION RESOURCES, INC.
                 (Name of small business issuer in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. [ ]

     For the year ended September 30, 2001, the issuer's total revenues were
                                     $20,512

On January 11, 2002, the aggregate market value of the voting stock of Dominion Resources Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Issuer was approximately $1,617,000 based upon the high bid price for such Common Stock on said date in the over-the-counter market as reported by the National Quotation Bureau. On such date, there were 9,252,576 shares of Common Stock of the Issuer outstanding.

          Transitional Small Business Disclosure Format Yes [ ] No [ X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL:

         Dominion Resources, Inc. (the "Company") was, commencing February 1996 through September 1999, principally engaged, through a majority-owned subsidiary, Resort Club, Inc. ("Resort Club"), in the business of offering membership interests to the general public which allows its members to vacation in resort condominiums. In September, 1999, the Board of Directors adopted a plan to dispose of the Resort Club through sale or liquidation. In connection with the Company's disposal plan, Resort Club ceased operations as of September, 1999 and is treated in this Annual Report as a discontinued operation. See Note 2 to Notes to Consolidated Financial Statements.

         From time to time, the Company has acquired real property or other assets where it believes there are favorable investment opportunities. At September 30, 2001, these investments included certain real estate assets including 27 vacant condominium lots located in Great Gorge Village, a condominium development comprising a total of approximately 1,300 units situated adjacent to the ski area and summer participation theme park near Vernon, New Jersey. The Company intends to construct condominiums on these properties for the purpose of making short-term vacation rentals. In that connection, the Company has entered into, subject to the execution of definitive agreements, a joint venture agreement with The Spa at Crystal Springs, Inc. with respect to the joint development of the lots owned by the Company.

         The Company also owns three condominium units which it is currently renting located in Fort Lee, New Jersey and in addition, the Company also owns an approximately 1,560 square foot building in Selma, Alabama.

         In March 1996, the Company entered into a $1.75 million secured loan with The RiceX Company ("RiceX"). Subsequently, in December 1998, the Company entered into a Loan Participation Agreement with FoodCeuticals, L.L.C. ("FoodCeuticals") whereby the Company contributed its secured loan, including accrued interest, due from RiceX in the aggregate of approximately $2 million and FoodCeuticals contributed its secured loan due from RiceX in the amount of $1.85 million. FoodCeuticals had made its loan to RiceX in December 1998. RiceX is an agribusiness food technology company which has developed a proprietary process to stabilize rice bran. Its shares of Common Stock are quoted on the OTC Bulletin Board under the symbol "RICX.." In conjunction with its loan to RiceX, FoodCeuticals received an aggregate of 940,679 shares of RiceX's common stock and a warrant to purchase an aggregate of 3,743,540 shares of RiceX's common stock at an exercise price of $0.75 per share. Collectively, the Company's and FoodCeuticals secured loans of $2 million and $1.85 million, respectively, are hereinafter referred to as the Participation Loan. Pursuant to the Loan Participation Agreement, the Company and FoodCeuticals share pro rata as to the Participation Loan, warrants, shares and collateral due, payable or granted under the December 1998 Loan Agreement to the extent that their participation amount bears to the total Participation Loan. As a result, the Company received 409,421 shares of RiceX common stock and a warrant to purchase 1,429,338 shares of RiceX common stock. In November 1999, RiceX repaid the borrowing incurred in 1996 in the amount of $1.75 million, plus accrued interest of approximately $320,750. Pursuant to the Loan Participation Agreement, approximately $912,900 of these proceeds were paid over to FoodCeuticals as its pro-rata share of the loan proceeds. On December 31, 2000, RiceX repaid the $1.85 million note. Approximately $949,000 of the proceeds of this payment was paid to the Company as its pro-rata share of the loan proceeds. The Company continues to hold 88,287 shares of RiceX common stock and the warrant to purchase 1,423,808 shares of RiceX common stock.

         The Company's joint venture agreement with The Spa at Crystal Springs, Inc. will include the contribution by the Company of its 27 condominium building lots and any additional lots it may acquire within Great Gorge Village, at Vernon, New Jersey. The Spa at Crystal Springs, Inc. will obtain mortgage financing for the development of the properties and make a capital contribution to the joint venture. The Spa at Crystal Springs, Inc. will receive a management fee of approximately 50% of the gross rental income from the condominium units to be constructed. The remaining cash flow, net of debt service and reserves for capital maintenance, from the rental income will be divided equally between the Company and The Spa at Crystal Springs, Inc. The Company will provide administrative services to the venture.

         The Company is currently engaged in a review of its future business objectives and plans. In that regard, it may dispose of certain of its assets, acquire additional assets or enter into a business combination or other transactions with others or seek to raise additional capital in an effort to fund any of such ventures.

         On October 5, 1999, the Company entered into an agreement to convert 366,655 shares of the Company's redeemable common stock, par value $0.01 per share for 1,622,000 shares of the Company's common stock, par value $0.01 per share. In the third quarter of fiscal 2001, the Company and the holder of the redeemable common stock agreed to enter into a definitive agreement effective May 15, 2001.

         As of March 1, 2000, the Company negotiated the sale of its 65% common stock interest in Resort Club. The transaction was effective October 1, 1999 and requires the Company to use its best efforts but is not obligated to restructure certain notes payable to GAR, Inc., which aggregate approximately $11.5 million at September 30, 1999. In addition, the Company agreed to pay down existing mortgages on condominium units owned by Resort Club and fund a deficit of up to $800,000 to enable Resort Club to fulfill its obligations pursuant to its agreements with its members. The sales price for the Resort Club stock is in the form of a royalty payment based on 3% of future gross sales revenue. As a result of the sale, a gain of $10,302,712 was recorded which is broken out as follows:

           Net liability of Resort Club as of September 30, 1999     $33,523,317
              Less:  Contingency reserve for mortgages,
                 fulfillment and GAR, Inc. restructuring               2,424,218
           Subtotal                                                  $31,099,099
              Less:  Write-down to net realizable value,
                 the Company's notes receivable due from
                 Resort Club                                          20,796,387
           Net gain                                                  $10,302,712

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

         For the fiscal years ended September 30, 2001 and September 30, 2000, Resort Club sold two and four memberships, respectively, for an aggregate selling price of $25,050 and $45,212, respectively, for which the Company earned royalty fees of $752 and $1,356, respectively, which the Company fully reserved.

         The Company's operations are currently limited, and therefore it experiences no competition or seasonal aspects to its activities.


ORGANIZATION

         The Company was incorporated under the laws of the State of Delaware on October 11, 1979.



EMPLOYEES

         The Company has no full time employees. It employs two persons, including its President, on a part time basis.


ITEM 2. DESCRIPTION OF PROPERTY

         The Company's executive offices are at 355 Madison Avenue, Morristown, New Jersey. Subsequent to November 30, 2000, The Company leases the space on a month-to-month basis at a rental of $500 per month.

         The Company owns an approximately 1,560 square foot office building located in Selma, Alabama. The building is unoccupied and is not in use by the Company.

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

The Company is working with the IRS towards a resolution. As part of the proposed resolution, the Company has agreed to certain adjustments to increase net taxable income in the amount of $5,806,659 proposed by the IRS. Concurrently, the IRS has agreed to review certain adjustments proposed by the Company to decrease net taxable income in the amount of $5,794,514 which will substantially reduce or eliminate any additional taxes assessed as a result of the audit.

In addition to the above, the Company has available approximately $19,980,000 of Net Operating Losses ("NOL's") which can be carried back to 1996. This amount is available to be carried back two years. Any remaining NOL's after the carry back is available to offset future taxable income.

Due to the amended return as well as availability of the NOL's, the Company did not accrue a loss contingency for the IRS claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the quarter ended September 30, 2001.


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




QUARTER ENDED                                          BID                                        ASKED
                                    HIGH                    LOW                    HIGH                   LOW

December 31, 1999                   $.25                  $.25                    $.4375                 $.4375
March 31, 2000                        *                     *                        *                      *
June 30, 2000                         *                     *                        *                      *
September 30, 2000                    *                     *                        *                      *

December 31, 2000                   $.11                  $.11                    $.25                   $.25
March 31, 2001                      $.15                  $.15                    $.53                   $.53
June 30, 2001                       $.17                  $.17                    $.17                   $.17
September 30, 2001                  $.19                  $.19                    $.19                   $.19


-------------------
  *Quotations for the Common Stock were not published.

         The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.


         As of December 18, 2001, the number of record holders of the Company's Common Stock was approximately 2,500. The Company has never paid a cash dividend on its Common Stock and anticipated capital requirements make it unlikely that any cash dividends will be paid on the Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

         The following discussions and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

Results of Operations

Fiscal Year 2001 Compared With Fiscal Year 2000

Continuing Operations

         Total revenues were $20,512 in fiscal 2001 compared with $8,953 in fiscal 2000 or an increase of $11,559 or 129.1%. The increase in revenues was primarily the result of a transaction relating to the purchase of 48,866 shares of RiceX common stock and a warrant to purchase 194,470 shares of RiceX common stock.

         Other operations expenses were $68,628 in fiscal 2001 compared with $95,400 in fiscal 2000, or a decrease of $26,772 or 28.06 %. The increase was primarily the result of additional charges incurred in fiscal 2000 relating to moving certain equipment no longer used to storage.

         General and administrative expenses decreased to $971,152 in fiscal 2001 from $1,264,467 in fiscal 2000, or by $293,315 or 23.20 % primarily as a result of lower legal and professional fees. Included in fiscal 2001 is an accrual of $350,000 relating to the settlement of a claim (see Note 9 to Notes to the Consolidated Financial Statements). Included in fiscal 2000, is an accrual relating to an additional assessment from the State of Alabama in the amount of $346,000.

         Depreciation and amortization was $13,077 in fiscal 2001, compared to $10,775 in fiscal 2000, resulting in an increase of $2,302, or 21.36 %. This decrease was the result of approximately $23,000 of depreciable fixed assets purchased in 2001.

         Interest income was $148,321 in fiscal 2001, compared with $810,929 in fiscal 2000. The decrease of $662,608 was primarily the result of a reserve of interest income relating to the Stonehill Recreation loan receivable.

         Interest expense decreased to $548,576 in fiscal 2001, compared with $702,417 in fiscal 2000. The decrease of $153,841 was the result of a decrease in debt and a decrease in the interest rate charged on the indebtedness owing to Berkowitz Wolfman, Inc.

         Amortization of deferred financing costs consists primarily of deferred financing costs associated with the Company obtaining its loans from Binghamton Savings Bank and Public Loan Corp. These costs decreased to $52,082 in fiscal 2001 from $117,034 in fiscal 2000, or a decrease of $64,952.

         In fiscal 2000, the Company incurred a gain on the sale of its marketable securities of $74,985.

         In fiscal 2001, the Company incurred debt conversion expense of $214,823 in connection with the conversion of 366,655 shares of the Company's redeemable common stock.

         Through September 30, 1999, the Company had loaned an aggregate $3.1 million to Stonehill Recreation, the former owner and operator of a multi-purpose spa facility located in the Great Gorge Village, Vernon, New Jersey, of which approximately $2.1 was outstanding at September 30, 2001. These loans are due on demand and are unsecured. During the fiscal year ended September 30, 2000, a secured lender foreclosed against the assets of Stonehill which resulted in ownership of Stonehill's spa facility being transferred to The Spa at Crystal Springs, Inc. ("The Spa at CS") in July 2000. The Company owns, adjacent to the Spa facility, 27 vacant lots on which it is planning to construct residential condominiums. In addition, the Company is negotiating the purchase of approximately 70 additional condominium lots and 3 commercial condominium lots. The Spa at CS agreed, in consideration of the Company entering into a joint venture agreement with it with respect to the joint development of certain real estate lots, to indemnify the Company from loss or damage the Company may suffer as a result of claims, costs or judgments against it arising from loans made to Stonehill Recreation up to the amount of $3.1 million. Such indemnification agreement remains in effect from April 1, 2001 until March 31, 2003. The loans owing by Stonehill Recreation to the Company are due on demand and are unsecured. Pursuant to such indemnification agreement, The Spa at CS paid approximately $613,000 to the Company during the year ended September 30, 2001, which includes a real estate tax refund of approximately $469,000. As part of the indemnity agreement, The Spa at CS agreed to limit its secured borrowings to no more than $4.1 million.

         As of March 1, 2000, the Company negotiated the sale of its 65% common stock interest in Resort Club. The transaction was effective October 1, 1999 and requires the Company to use its best efforts but is not obligated to restructure certain notes payable to GAR, Inc., which aggregate approximately $11.5 million at September 30, 1999. In addition, the Company agreed to pay down existing mortgages on condominium units owned by Resort Club and fund a deficit of up to $800,000 to enable Resort Club to fulfill its obligations pursuant to its agreements with its members. Pursuant to the terms of the transaction, the Company is entitled to receive a 3% royalty payment of the gross revenues of Resort Club. No minimum payment of royalty is required under the agreement and the transaction was not conditioned upon the receipt of any payment under the royalty arrangement. When recording this transaction as a sale, the Company took into consideration that the 3% royalty payment is subordinate to the prior payments under the GAR Notes of approximately $11.5 million. The Company concluded, in view of these obligations, that realization of any royalty payment is remote and not a material part of the transaction. As a result of the sale, a gain of approximately $10.3 million was recorded which is broken out as follows:

     Net liability of Resort Club as of September 30, 1999          $33,523,317
                 Less:  Contingency reserve for mortgages,
                    fulfillment and GAR, Inc. restructuring           2,424,218
              Subtotal                                              $31,099,099
                 Less:  Write-down to net realizable value,
                    the Company's notes receivable due from
                    Resort Club                                      20,796,387
              Net gain                                              $10,302,712

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

         For the fiscal years ended September 30, 2001 and September 30, 2000, Resort Club sold two and four memberships, respectively, for an aggregate selling price of $25,050 and $45,212, respectively, for which the Company earned royalty fees of $752 and $1,356, respectively, which the Company fully reserved.

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

         Discontinued Operations

         For the period ended September 30, 2000, Resort Club sold four memberships for an aggregate selling price of $45,212 for which the Company earned a royalty fee of $1,356 which the Company fully reserved.

Liquidity and Capital Resources

         During fiscal 2001, the Company had a net loss of $2,523,028. Included in the net loss is depreciation of $13,077, amortization of deferred financing costs of $52,082, a write off of the Stonehill Recreation Note Receivable of $459,861 and debt conversion expense of $214,823 and an income tax benefit of $363,662 all of which are non-cash expenses.

         Also during fiscal 2001, changes in assets and liabilities included a decrease in cash resulting from changes in prepaid expenses and other assets of $25,781, deferred revenue of $35,210, accounts payable and accrued liabilities of $51,504 and accrued interest and other receivables of $23,948 offset by an increase in cash resulting from changes in membership receivables of $618,643. After reflecting the net changes in assets and liabilities, net cash used in operations was approximately $937,300.

         During fiscal 2001, investing activities provided net cash of approximately $1,503,600 and includes primarily the proceeds of the FoodCeuticals loan of $948,655 and proceeds from the Stonehill Recreation Note of $612,926.

         During fiscal 2001, financing activities used net cash of $578,980 which resulted from the repayment of borrowings.

         Accordingly, during fiscal 2001, the Company's cash decreased by approximately $12,700.

         The Company remains liable as guarantor on approximately $813,600 of secured debt of its former subsidiary, Resort Club. These liabilities are currently being paid out of Resort Club membership receivables. To the extent these liabilities are not paid, the Company will remain liable for the balance.

         The Company obtains the funds to support its activities primarily from collections of the Stonehill Recreation note receivable outstanding at September 30, 2001 in the amount of approximately $2.1 million pursuant to an indemnity agreement with The Spa at CS. The Spa at CS agreed, in consideration of the Company entering into a joint venture agreement with it with respect to the joint development of certain real estate lots, to indemnify the Company from loss or damage the Company may suffer as a result of claims, costs or judgments against it arising from loans made to Stonehill Recreation up to the amount of $3.1 million. Such indemnification agreement remains in effect from April 1, 2001 until March 31, 2003. The loans owing by Stonehill Recreation to the

Company are due on demand and are unsecured. Pursuant to such indemnification agreement, The Spa at CS paid approximately $613,000 to the Company during the year ended September 30, 2001, which includes a real estate tax refund in the amount of approximately $469,000. As part of the indemnity agreement, The Spa at CS agreed to limit its secured borrowings to no more than $4.1 million.

         The Company also borrowed an aggregate of $844,228 from Berkowitz/Wolfman, Inc. and repaid an aggregate of $2,579,475 to Berkowitz/Wolfman, Inc. during the year ended September 30, 2001. At that date, the Company was indebted to Berkowitz/Wolfman, Inc. in the amount of approximately $2.4 million. During the year, the Company paid to Berkowitz/Wolfman, Inc. the real estate tax refund in the amount of approximately $469,000 received by the Company, which was paid in reduction of the indebtedness. This refund had been assigned to the Company by Stonehill Recreation and The Spa at CS in the second quarter of fiscal 2001.

         The note owing to Berkowitz/Wolfman, Inc. was originally due on demand and in December, 2000 the due date was extended to December 1, 2001. In the second quarter of fiscal 2001, the due date was further extended to December 1, 2002. At the same time, the interest rate on the note was reduced from 15% to 10% per annum. In consideration for this extension and reduction of the interest rate, the Company assigned to Berkowitz/Wolfman, Inc. its remainder interest in approximately $272,000 of inventory assets and $3.1 million of membership receivables that had been assigned to the Company by Resort Club in fiscal 1999. Out of such membership, receivables, approximately $2.1 million is to be applied to the payment of condominium mortgage indebtedness and other indebtedness and the estimated deficiency in fulfilling the obligations of Resort Club under its agreements with its members.


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

         The Company is currently engaged in a review of its future business objectives and plans. In that regard, it may dispose of certain of its assets, acquire additional assets or enter into a business combination or other transactions with others or seek to raise additional capital in an effort to fund any of such ventures.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding the Company's plans and objectives relating to its products and services, its future economic performance, the Company's future operations, including plans or objectives relating to its intentions to acquire interests and enter into acquisition and other agreements to acquire or invest in and develop other business interests, regarding raising additional capital and the adequacy of that capital to fund the Company's proposed business plans and objectives, and the ability of the Company's management to complete negotiations for the acquisition of targeted business activities, and the terms on which those acquisitions or transactions can be completed. Such statements also include statements relating to the ability of the Company to provide the funds to enable those businesses to adequately develop and pursue their business plans and to the liquidity of the market for the Company's securities and the ability of investors to sell their securities purchased. Forward-looking statements made in this Report include the assumptions made by management as to the future growth and business direction of the Company. If the Company's assumptions are incorrect, the Company may be unsuccessful in developing as a viable business enterprise. The Company's ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured. Under such circumstance, an investor's entire investment will be in jeopardy and may be lost. The Company's business plan has evolved over time and the Company expects that its plans will evolve further in the future. These changes create additional risks and uncertainties to the investor. The Company's inability to meet its plans and objectives or the consequences to it from adverse developments in general economic or capital market conditions and its inability to raise additional capital could have a material adverse effect on it. The Company cautions investors that various risk factors accompanying those forward-looking statements are described, among other places, under the caption "Risk Factors" herein. They are also described in the Company's Quarterly Reports on Form 10-QSB, and its Current Reports on Form 8-K. These risk factors could cause the Company's operating results, financial condition and ability to fulfill its plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect its financial condition and its ability to pursue its business strategy and plans.

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


The Company May Not Be Successful in Entering Into Agreements In Order to Pursue its Business Plans. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity or any interest in such an entity. No assurances can be given that it will successfully identify and evaluate suitable business opportunities or that it will conclude a business acquisition. The Company cannot guarantee that it will be able to negotiate any business transactions on favorable terms. Because of the Company's existing outstanding obligations, it may be unsuccessful in entering into any business transaction.

Need for Additional Capital. The Company had cash of $13,346 and liabilities of $4,246,440 including current liabilities of $1,725,436 as of September 30, 2001. In addition to the capital it will require to fund a potential business acquisition, the Company may require additional financing in order to fund the operations of any business it may acquire, as well as repay existing outstanding indebtedness. This financing may consist of the issuance of debt or equity securities. These funds might not be available, if needed, or might not be available on terms acceptable to the Company and may result in dilution to existing investors. The Company remains liable as guarantor on approximately $823,600 of secured debt of its former subsidiary, Resort Club. These liabilities are currently being paid out of Resort Club membership receivables. To the extent these liabilities are not paid, the Company will remain liable for the balance.

Dependence on Others For Funds. In order to have funds for its current activities, the Company remains substantially dependent upon The Spa at CS to fulfill its obligations to under an indemnity agreement relating to the Stonehill Recreation note receivable. It also is dependent upon Berkowitz/Wolfman, Inc. for funds from time to time. Berkowitz/Wolfman, Inc. is a creditor of the Company but is not obligated to advance funds to the Company. The failure of The Spa at CS or Berkowitz/Wolfman, Inc. to provide funds to the Company to meet its requirements could materially adversely affect the Company's financial condition and ability to meet its obligations as they come due.

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

Continued Control by Existing Management. The Company's management retains significant control and investors may be unable to meaningfully influence the course of action of the Company. The existing management is able to control substantially all matters requiring shareholder approval, including nomination and election of directors and approval or rejection of significant corporate transactions. There is also a risk that the existing management of the Company will pursue an agenda which is beneficial to themselves at the expense of other shareholders.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the two fiscal years ended September 30, 2001, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

NAME                              AGE       PRINCIPAL OCCUPATION                             DIRECTOR SINCE

Joseph R. Bellantoni *             39       Treasurer; Chief Financial Officer; Chief                1995
                                            Executive Officer and Director
Maureen Kosminsky                  36       Vice President and Secretary                               --
Paul J. Donahue (+)*               68       Director                                                 1995
Thomas Conlin (+)                  67       Director                                                 1996


------------
         (*) Member of the Executive Committee.  The Executive
Committee is responsible for oversight with respect to executive decisions.
         (+)  Member of the Audit Committee.

Directors and Executive Officers.

         Mr. Bellantoni is a Director and President of the Company. Mr. Bellantoni joined the Company as a Director and Treasurer in April, 1995. He devotes approximately 10% of his time to the Company. Mr. Bellantoni was previously employed by Great American Recreation, Inc., the former owner/operator of Vernon Valley/Great Gorge ski area and Action Park located in Vernon, New Jersey, through October 1996. Mr. Bellantoni had been employed by Great American since February 1989, where he became Vice President of Administration in 1993 and Chief Financial Officer in June 1994. Mr. Bellantoni is currently a director and Chief Financial Officer of reorganized Great American, GAR, Inc. From May 1987 to February 1989, Mr. Bellantoni was employed by Jaymont Properties, Inc., an owner, developer, and manager of commercial real estate as a Project Analyst. Prior to working with Jaymont, Mr. Bellantoni was employed by KPMG from November 1983 through May 1987.

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


ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation paid or accrued by the Company during the three years ended September 30, 2001 to its Chief Executive Officer and any other executive officer who received compensation in excess of $100,000 in any such fiscal year.

                           SUMMARY COMPENSATION TABLE


                               ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                               ----------------------------------------- ------------------------------
                                                          BONUS/ANNUAL    SECURITIES      LONG-TERM
          NAME AND                                          INCENTIVE     UNDERLYING      INCENTIVE       ALL OTHER
     PRINCIPAL POSITION          YEAR         SALARY          AWARD         OPTIONS        PAYOUTS      COMPENSATION
    -----------------------------------------------------------------------------------------------------------------

Joseph R. Bellantoni, Chief      2001        $15,000          $-0-           $-0-            $-0-          $4,800
Executive Officer                2000        $75,000          $-0-           $-0-            $-0-           $-0-
                                 1999        $100,000         $-0-           $-0-            $-0-           $-0-


No options were granted or exercised during fiscal 2001.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 18, 2001, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock as well as the number of shares of Common Stock beneficially owned by all Directors of the Company and all Directors and officers of the Company as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of the Company's Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options owned by such holder at said date.


Name of Beneficial Owner (1)                     Number of Shares Beneficially     Percentage of Outstanding Common
------------------------                         ------------------------------    --------------------------------
                                                            Owned(2)                             Stock
                                                            -----                                -----

Joseph R. Bellantoni                                         - 0 -                               - 0 -
Paul J. Donahue                                              - 0 -                               - 0 -
Thomas Conlin                                                - 0 -                               - 0 -
All Officers and Directors as a Group                        - 0 -                               - 0 -
(three persons)
Amos Phillips                                             1,111,111                              12.0%
Venturetek, LP                                              555,555                               6.0%
Kinder Investments                                          555,555                               6.0%



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since October 1, 1998, the Company has not been a party to any material transaction with any officer, Director or holder of more than 5% of the outstanding common stock of the Company.

                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                               PAGE

(a)  (1) Financial Statements.

     Independent Auditors' Report                                       S-1
     Consolidated Balance Sheet - September 30, 2001                    S-2-3
     Consolidated Statements of Operations
            years ended September 30, 2001 and 2000                     S-4
     Consolidated Statements of Stockholders'
      Deficit - years ended September 30, 2001 and 2000                 S-5
     Consolidated Statements of Cash Flows -
            years ended September 30, 2001 and 2000                     S-6-7
     Notes to Consolidated Financial Statements                         S-8-20

    (2) FINANCIAL STATEMENT EXHIBITS - NONE

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

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

    22. Subsidiaries of Registrant:

NAME                                                STATE OF INCORPORATION
----                                                ----------------------
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


                                                     DOMINION RESOURCES, INC.


Dated: January 14, 2002                              By:/s/ Joseph R. Bellantoni


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                           TITLE                           DATE

/s/ Joseph R. Bellantoni   Treasurer, Chief Financial         January 14, 2002
Joseph R. Bellantoni       Officer, Chief Executive
                           Officer and Director


/s/ Maureen Kosminsky      Vice President and Secretary       January 14, 2002
Maureen Kosminsky


/s/ Paul J. Donahue        Director                           January 14, 2002
Paul J. Donahue


/s/ Thomas Conlin          Director                           January 14, 2002
Thomas Conlin

INDEPENDENT AUDITORS' REPORT




Dominion Resources, Inc. and Subsidiaries
Morristown, New Jersey

We have audited the accompanying consolidated balance sheet of Dominion Resources, Inc. and Subsidiaries as of September 30, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two fiscal years ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dominion Resources, Inc. and Subsidiaries as of September 30, 2001, and the results of its operations and cash flows for the two fiscal years ended September 30, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no material revenues, has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Liebman, Goldberg, & Drogin, L.L.P.
Garden City, New York

December 26, 2001

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2001


ASSETS

 Current assets:
 Cash and cash equivalents                                            $   13,346
 Investment in mutual fund and other marketable securities                41,413
Other receivables                                                         14,436
 Prepaid expenses and other assets                                        33,267
      Total current assets                                               102,462

 Property, equipment, furniture, and fixtures, net
  of accumulated depreciation and amortization
   (Note 1)                                                              157,181

 Other assets:
  RTC Mortgages                                                            8,361
  Other receivables                                                      232,071
 Note Receivable - Stonehill Recreation (Note 4)                       2,056,000
  Investment in RiceX, Inc. (Note 5)                                      41,827
  Real estate and real estate related activities                         633,269
         Total other assets                                            2,971,528

         Total assets                                                 $3,231,171








                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
SEPTEMBER 30, 2001

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued liabilities (Note 6)                  $ 1,461,798
 Secured Debt, current portion (Note 8)                                 248,999
 Notes payable, (Note 8)                                                 14,639
      Total current liabilities                                       1,725,436

Long-term liabilities:
 Secured Debt, net of current maturities (Note 8)                     2,494,460
 Notes Payable (Note 8)                                                  26,544
       Total long-term liabilities                                    2,521,004

Commitments and contingencies (Note 9)

Stockholders' deficit:
 Common stock, $0.01 par value;
 Authorized - 25,000,000 shares;
  issued and outstanding - 9,252,576 shares                              92,526
 Additional paid-in capital                                           7,093,087
 Accumulated deficit                                                 (6,799,969)
Less: 1,350,646 shares held in treasury                              (1,400,913)
     Total stockholders' deficit                                     (1,015,269)

     Total liabilities and stockholders' deficit                    $ 3,231,171











                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30,



                                                         2001                     2000

Revenues
  Other revenue                                     $     20,512              $      8,953
       Total revenues                                     20,512                     8,953

Expenses:
  Other operations                                        68,628                    95,400
  General and administrative expenses                    971,152                 1,264,467
  Depreciation and amortization                           13,077                    10,775
       Total expenses                                  1,052,857                 1,370,642

Loss from operations                                  (1,032,345)               (1,361,689)

Other income (expenses):
  Interest income                                        148,321                   810,929
  Interest expense                                      (548,576)                 (702,417)
  Amortization of deferred financing costs               (52,082)                 (117,034)
  Gain on sale of marketable securities                      -0-                    74,985
  Debt conversion expense                               (214,823)                      -0-
  Unrealized loss on valuation of RiceX investment           -0-                  (459,191)
  Bad debt expense                                      (459,861)                 (532,922)
      Total other income (expenses)                   (1,127,021)                 (925,650)

Loss from continuing operations before
  income taxes                                        (2,159,366)               (2,287,339)
Income taxes (Note 7)                                    363,662                       -0-

Loss from continuing operations                       (2,523,028)               (2,287,339)

Discontinued Operations:
  Gain on sale of Resort Club less applicable
    taxes of $-0-                                            -0-                10,302,712

Net income from discontinued operations                      -0-                10,302,712

Net income (loss)                                   $ (2,523,028)             $  8,015,373

Loss per common share -
  continuing operations                             $      (0.31)             $      (0.30)

Income per common share -
  discontinued operations                           $       0.00              $       1.35

Net income (loss)per common share                   $      (0.31)             $       1.05

Weighted average number of share used in
  computing net income (loss) per share                8,243,825                 7,630,576


                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2001 and 2000



                                      Capital
                 Common     Par       in Excess        Accum             Treasury
                 Stock      Value     of Par           Deficit           Stock                      Total

Balance -
September
30, 1999       7,630,576   $76,306   $5,819,484      $(12,292,314)       $(1,400,913)            $(7,797,437)

Net Income                                              8,015,373                                  8,015,373

Balance -
September
30, 2000       7,630,576    76,306    5,819,484        (4,276,941)        (1,400,913)                217,936

Conversion of
 Redeemable
 Common
 Stock         1,622,000    16,220    1,273,603                                                    1,289,823

Net Loss                                               (2,523,028)                                (2,523,028)

Balance -
September
30, 2001       9,252,576   $92,526   $7,093,087       $(6,799,969)       $(1,400,913)            $(1,015,269)










                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,



                                                              2001                        2000
Cash flows from operating activities:
  Net income (loss)                                      $ (2,523,028)               $  8,015,373

Adjustments to reconcile net income
 to net cash (used in) operating activities:
  Depreciation and amortization                                13,077                      10,775
  Amortization of deferred financing costs                     52,082                     117,034
  Amortization of interest income                                 -0-                     (60,017)
  Gain on sale of Resort club                                     -0-                 (10,302,712)
  Bad debt expense                                            459,861                     532,922
  Debt conversion expense                                     214,823                         -0-
  Income tax benefit                                          363,662                         -0-
  Unrealized loss on valuation
     of RiceX investment                                          -0-                     459,191

Changes in assets and liabilities:
  Membership receivables                                      618,643                     988,618
  Other receivables                                           (23,948)                    202,845
  Prepaid expenses and other assets                           (25,781)                       (106)
  Accounts payable and accrued liabilities                    (51,504)                    (91,729)
  Deferred revenue                                            (35,210)                   (140,841)
Net cash (used in) operating activities                      (937,323)                   (268,647)

Cash flows from investing activities:
  Sale of Marketable Securities                                   702                      31,012
  Investment in real estate and real estate
    related activities                                        (18,459)                      1,122
  RiceX Note Receivable                                           -0-                   1,750,000
  RiceX Loan Participation                                    948,655                    (948,655)
  RiceX Investment                                            (17,215)                    329,593
  Stonehill Recreation note receivable                        612,926                          45
  Capital Expenditures                                        (23,032)                    (39,706)
Net cash provided by investing
  activities                                                1,503,577                   1,123,411

Cash flows from financing activities:
  Repayment of borrowings                                    (578,980)                   (835,802)
  Purchase of redeemable common stock                             -0-                     (75,000)
Net cash(used in) financing
  activities                                                 (578,980)                   (910,802)

Decrease in cash and cash equivalents                         (12,726)                    (56,038)
Cash and cash equivalents, October 1,                          26,072                      82,110
Cash and cash equivalents, September 30,                 $     13,346                $     26,072


                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
FOR THE YEARS ENDED SEPTEMBER 30,


                                           2001            2000

  Gain on sale of Resort Club                    -0-       (10,302,712)
  Membership receivables                         -0-        (1,456,917)
  Accrued Interest and other
    receivables                                  -0-        (1,065,472)
  Prepaid expenses and other
  assets                                         -0-          (235,566)
  Accounts Payable and accrued
  expenses                                       -0-          (673,311)
  Fixed assets                                   -0-           (91,412)
  Debt                                           -0-        13,825,390
  Membership Receivables                  (1,701,989)              -0-
  Real estate related activities            (272,332)              -0-
  Accounts Payable                           822,907               -0-
  Debt                                     1,151,414               -0-
  Common Stock                               (16,220)              -0-
  Additional Paid In Cap                  (1,273,603)              -0-
  Accumulated deficit                        214,823               -0-
  Redeemable Common Stock                  1,075,000               -0-

Total Non-Cash Operating, Investing
      and Financing Activities          $        -0-      $        -0-







                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


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


Going Concern

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. For the year ended September 30, 2001 the Company incurred a net loss of $2,523,028. In addition, the Company used net cash from operating activities of $937,323. As of September 30, 2001, the Company's current liabilities exceeded its current assets by $1,622,974 and it had no material revenues.


These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties of the Company's continued existence are: 1) to raise additional equity capital; 2) to restructure its existing debt; and 3) to develop a business plan which will generate positive operating cash flow. Management believes that these plans can be effectively implemented in the next twelve-month period. The Company's ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

1.  Summary of Significant Accounting Policies (Continued)

Property, Equipment, Furniture, and Fixtures

Property, equipment, furniture, and fixtures are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of seven years for furniture, fixtures and equipment, and thirty years for buildings and improvements.

Property, equipment, furniture, and fixtures consisted of the following at September 30, 2001:

Buildings and improvements                            $  127,502
Furniture, fixtures and equipment                        134,215
     Subtotal                                            261,717
  Less:  Accumulated depreciation and
   amortization                                          104,536
Net property, equipment, furniture, and fixtures      $  157,181

Depreciation expense for the years ended September 30, 2001 and 2000 is $13,077 and $10,775, respectively.

Earnings Per Common Share

The Company adopted Financial Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing the Company's net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate income/(loss) per common share for the years ended September 30, 2001 and 2000 was 8,243,825 and 7,630,576 respectively.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company currently maintains cash accounts with financial institutions, which at various times may exceed the maximum insured by the Federal Depository Insurance Corporation.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

1.  Summary of Significant Accounting Policies (Continued)

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

2.   Discontinued Operations - Resort Club

In September, 1999, the Board of Directors adopted a plan to dispose of the Resort Club through sale or liquidation. In connection with the Company's disposal plan, Resort Club ceased operations as of September 1999. Net liabilities of the Resort Club at September 30, 1999 are as follows:


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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

2.   Discontinued Operations - Resort Club (continued)


Net assets exclude approximately $3,500,000 of membership receivables that were credited against advances that were made from its former parent and affiliated corporation, Dominion Resources, Inc. and Diamond Leasing and Management Corp., a subsidiary of Dominion Resources, Inc. Net liabilities of Resort Club exclude debt owed to Dominion Resources, Inc. and Diamond Leasing and Management Corp., of approximately $19,983,000 as of September 30, 1999. At the time Resort Club was a subsidiary, this debt and corresponding receivable had been eliminated in the consolidated financial statements of the Company. Of the outstanding indebtedness of Resort Club as of September 30, 1999 aggregating approximately $15,386,000, the Company, including its subsidiaries were liable on an aggregate of approximately $1,394,000 of the secured debt of it former subsidiary, Resort Club. To the extent these liabilities of approximately $1,394,000 were not paid out of the liquidated assets of Resort Club, the Company would remain liable for the balance.

Resort Club Accommodation Inventory Held in Trust

Management determined that in order to adequately assure to the members the availability of the Resort Club accommodations, title to certain of the resort condominium properties needed to be conveyed to and held by a trustee. A trustee holds title to 42 condominium units including 27 units that are the subject of mortgages aggregating as of September 30, 1999 approximately $1,194,000. These mortgages will be repaid out of the net member receivables of Resort Club aggregating approximately $1,266,000 as of September 30, 1999. The trustee will administer the collection of the annual maintenance assessments from membership owners, which will be applied to the payment of insurance, taxes, maintenance fees and capital improvements. The trustee will pay the balance of the collections over to the Company on a regular basis. Under the trust agreement and a management agreement, the Company will have the exclusive rights to the control and management of the facilities held in trust. The trust will continue until the expiration date of the last membership interest, estimated to occur primarily in 2023 to 2024. Under the terms of the trust, the trust assets will revert to the Company upon the expiration of the term of the trust and from time to time prior thereto to the extent the assets are not required by the Trust to fulfill the availability requirements of members. The condominiums in trust have been recorded on the Company's books in the amount of $272,000 as of September 30, 2000. In fiscal 2001 the Company transferred its interest in the Trust assets to Berkowitz Wolfman as a reduction in principal of an outstanding note and as consideration for modifying the loan (see Note 8).

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

2.   Discontinued Operations - Resort Club (continued)

As of March 1, 2000, the Company negotiated the sale of its 65% interest in Resort Club. The transaction is effective October 1, 1999, and requires the Company to use its best efforts but is not obligated to restructure certain notes payable to GAR, Inc., which aggregate approximately $11,483,000 at September 30, 1999. In addition, the Company agreed to pay down existing mortgages on condominium units owned by Resort Club and fund a deficit of up to $800,000 to enable Resort Club to fulfill its obligations pursuant to its agreements with members. Pursuant to the terms of the transaction, the Company is entitled to receive a 3% royalty payment of the gross revenues of Resort Club. No minimum payment of royalty is required under the agreement and the transaction was not conditioned upon the receipt of any payment under the royalty arrangement. When recording this transaction as a sale, the Company took into consideration that the 3% royalty payment is subordinate to the prior payments under the GAR Notes of approximately $11.5 million. The Company concluded, in view of these obligations, that realization of any royalty payment is remote and not a material part of the transaction. As a result of the sale, a gain of $10,302,712 was recorded which is broken out as follows:

 Net liability of Resort Club
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

For the years ended September 30, 2001 and 2000, Resort Club sold two and four memberships for an aggregate selling price of $25,050 and $45,212,respectively. Accordingly, the Company earned a royalty fee of $752 and $1,356, respectively, which the Company fully reserved.

During the second quarter of fiscal 2001 the Company transferred its remaining interest in Resort Club membership receivables to Berkowitz Wolfman in the amount of $879,082 as a reduction in principal and as consideration for modifying the loan(see Note 8). Membership receivables were recorded net of certain obligations assumed by Berkowitz Wolfman including the repayment of secured debt of approximately $1,630,724 and funding of the Trust fulfillment deficit of approximately $480,000. The Company is a guarantor of approximately $823,600 of the secured debt.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

3.   Related Party Transactions

Since October 1, 1998, the Company has not been a party to any material transactions with any officers, directors or holders of more than 5% of the outstanding common stock of the Company.

4. Note Receivable- Stonehill Recreation Corporation

Through September 30, 1999, the Company had loaned an aggregate $3,128,787 to Stonehill Recreation, the former owner and operator of a multipurpose spa facility located in the Great Gorge Village, Vernon, New Jersey. These loans are due on demand and are unsecured. During the year ended September 30, 2000, a secured lender foreclosed against the assets of Stonehill, which resulted in ownership of Stonehill's spa facility being transferred to The Spa at Crystal Springs, Inc. ("The Spa at CS") in July 2000. Adjacent to the Spa facility, the Company owns 27 vacant lots on which it is planning to construct residential condominiums. In addition, the Company is negotiating the purchase of approximately 70 additional condominium lots and 3 commercial condominium lots. The Spa at CS agreed, in consideration of the Company entering into a joint venture agreement with it with respect to the joint development of certain real estate lots, to indemnify the Company from loss or damage the Company may suffer as a result of claims, costs or judgments against it arising from loans made to Stonehill Recreation up to the amount of $3.1 million. Such indemnification agreement remains in effect from April 1, 2001 until March 31, 2003. The loans owing by Stonehill Recreation to the Company are due on demand and are unsecured. Pursuant to such indemnification agreement, The Spa at CS paid approximately $613,000 to the Company during the year ended September 30, 2001, which includes a real estate tax refund of approximately $469,000. As part of the indemnity agreement, The Spa at CS agreed to limit its secured borrowings to no more than $4.1 million. Because the indemnity does not cover interest, the Company recorded a discount of approximately $459,900 in order to yield an effective interest rate of 9.5% assuming a balloon payment on March 31, 2003. Accordingly, the carrying value of the Stonehill Recreation note receivable as of September 30, 2001 was approximately $2,056,000.

5. RiceX Note

In March 1996, the Company entered into a $1.75 million secured loan with The RiceX Company ("RiceX"). Subsequently, in December 1998, the Company entered into a Loan Participation Agreement with FoodCeuticals, L.L.C. ("FoodCeuticals") whereby the Company contributed its secured loan, including accrued interest, due from RiceX in the aggregate of approximately $2

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

5. RiceX Note (continued)

million and FoodCeuticals contributed its secured loan due from RiceX in the amount of $1.85 million. FoodCeuticals had made its loan to RiceX in December 1998. RiceX is an agribusiness food technology company, which has developed a proprietary process to stabilize rice bran. Its shares of Common Stock are quoted on the OTC Bulletin Board under the symbol "RICX". In conjunction with its loan to RiceX, FoodCeuticals received an aggregate of 940,679 shares of RiceX's common stock and a warrant to purchase an aggregate of 3,743,540 shares of RiceX's common stock at an exercise price of $0.75 per share. Collectively, the Company's and FoodCeuticals secured loans of $2 million and $1.85 million, respectively, are hereinafter referred to as the Participation Loan. Pursuant to the Loan Participation Agreement, the Company and FoodCeuticals share pro rata as to the Participation Loan, warrants, shares and collateral due, payable or granted under the December 1998 Loan Agreement to the extent that their participation amount bears to the total Participation Loan. As a result, the Company received 409,421 shares of RiceX common stock and a warrant to purchase 1,429,338 shares of RiceX common stock. In November 1999, RiceX repaid the borrowing incurred in the amount of $1.75 million, plus accrued interest of approximately $320,750. Pursuant to the Loan Participation Agreement, approximately $912,900 of these proceeds were paid over to Foodceuticals as its pro-rata share of the loan proceeds. On December 31, 2000 RiceX repaid the $1.85 million note. Approximately $949,000 of the proceeds of this payment was paid to the Company as its pro-rata share of the loan proceeds.

As of September 30, 2000, the Company held 39,421 shares of RiceX common stock and a warrant to purchase 1,229,338 shares of RiceX common stock. Based on the market value of the RiceX common stock at September 30, 2000, the Company adjusted the carrying value of these shares and warrants in its financial statements to reflect a valuation allowance of $459,191 which primarily related to an adjustment to the carrying value in the RiceX warrant of $442,562. This arises because the market value of the RiceX common stock at September 30, 2000 was less than the exercise price of the warrants. As of September 30, 2001 there was no material change in the market value of the RiceX common stock. Accordingly, no further adjustments were made to the carrying value of the RiceX shares and warrants during fiscal 2001.

During the second quarter of fiscal 2001 the Company completed a transaction for the purchase of 48,866 shares and a warrant to purchase 194,470 shares of RiceX Common Stock from FoodCeuticals, LLC.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

6.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2001 consist of the following:
  Accounts payable                          $    22,130
  Accrued reserve to former president           350,000
  Accrued real estate                            55,326
  Accrued condo association fees                 80,110
  Accrued income taxes                          921,214
  Accrued interest                               33,018
                                            $ 1,461,798

The accrued income taxes of $921,214 represent unpaid taxes including interest and penalties due the state of Alabama, which remain unpaid.

7.  Income Taxes

The tax expense (benefit) for the years ended September 30, 2001 and 2000 consists of the following components:

                                      2001               2000
Current
    Federal                      $    363,662        $   (43,118)
    State                                 -0-            (22,213)
                                      363,662            (65,331)
Deferred
    Federal                               -0-                -0-
    State                                 -0-                -0-
                                          -0-                -0-

                                 $    363,662        $   (65,331)

The income tax benefit for the year does not bear the expected relationship between pretax loss and the federal corporate income tax rate of 34% because of the direct effect of state and local income taxes.

The reconciliation between the actual and expected federal tax is as follows:

Federal corporate tax rate of 34% and applicable
 AMT applied to pretax loss                        $    363,662      $  (39,155)

State and local taxes, net of federal benefit               -0-         (20,418)

Effect of non-deductible entertainment                      -0-          (5,758)

Effect of tax vs. book depreciation                         -0-             -0-

Effect of capital loss carry forward                        -0-             -0-

Effect of NOL limitation                                    -0-             -0-

Total tax benefit                                  $    363,662      $  (65,331)

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

7.  Income Taxes (continued)

Deferred income taxes as reported on the balance sheet consists of:
                                              September 30,
                                          2001            2000
Deferred tax assets                  $ 6,597,923     $ 5,733,308
Deferred tax liabilities                     -0-             -0-
Valuation allowance                   (6,597,923)     (5,733,308)
                                     $       -0-     $       -0-

As of September 30, 2001 the Company had net operating losses (NOL) of approximately $19,980,000. This amount is available to be carried back two years to offset past taxable income. Any remaining NOL after the carry back is available to offset future taxable income. The carry forwards begin to expire for the year ended September 30, 2001. The company has provided a full 100% valuation allowance on the deferred tax assets as at September 30, 2001 and 2000 to reduce such deferred income tax assets to zero as it is the management's belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles. Management will review the valuation allowance required periodically and make adjustments as warranted.

The Company had previously recorded an income tax benefit from an income tax receivable in the amount of $363,662. During the year ended September 30, 2001, the Company has determined the refund receivable will not be forthcoming and has charged operations accordingly.

8.  Debt

Secured Debt

At September 30, 2001, the Company is obligated to Berkowitz Wolfman Assoc., Inc. in the amount of $2,420,984 including accrued interest arising out of cash advances. During the second quarter of fiscal 2001, the Company entered into an agreement with Berkowitz Wolfman whereby in consideration for assigning all the Company's right, title and interest to the remainder interest in the Resort Club Inventory Trust including, Resort Club membership receivables and an assignment of a real estate tax refund, the due date of the Berkowitz Wolfman note payable was extended to December 1, 2002 and the interest rate was decreased from 15% to 10%. Pursuant to the terms of the agreement, the principal amount of the Berkowitz Wolfman note payable was decreased by $1,620,340 resulting from the assignment of the Trust Inventory valued at $272,332, net Membership Receivables in the amount of $879,082 and the real estate tax refund of $468,926.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

8.  Debt (continued)

On May 18, 1997 the Company entered into a loan agreement with Binghamton Savings Bank ("Binghamton"), the Company's primary lender in the principal amount of $2,000,000. Subsequently, the Company entered into two additional loan agreements on August 6, 1997 and January 15, 1999. Pursuant to the terms of the third loan agreement interest is payable at 12.25% with monthly principal payments of $50,000 with the remaining principal balance due on March 13,2000.

The Company has continued to make the $50,000 principal payments subsequent to March 13, 2000 through June 2001 to Binghamton. As of September 30, 2001, the principal balance outstanding on this loan was $245,000.

Secured Debt as of September 30, 2001 is summarized as follows:

 Building and land, 9%, principal
   and interest of $901 payable
   monthly to August 2004, balloon
   payment of $65,216 at September 20, 2004                 $   77,475
  Loan Agreement, 10% interest due December 1, 2002          2,420,984
  Loan Agreements dated May 18, 1997, August 6, 1997,
   and January 15, 1999, 12.25% interest due monthly
   with monthly principal payments of $50,000,
   balance due March 13, 2000                                  245,000
  Total mortgages                                            2,743,459
Less total current portion                                     248,999
Total non-current portion                                   $2,494,460


Notes Payable

Note Payable to bank, payable in monthly installments of $832.03 including interest at 9.25%, final payment due September 2005.

Other Information

Aggregate principal reductions of debt as of September 30, 2001 are summarized as follows (000's omitted):
                         Secured       Notes
Fiscal Year              Debt          Payable        Total
2002                     $  248,999    $14,639        $  263,638
2003                     $    4,375    $ 6,635        $   11,010
2004 and thereafter      $2,490,085    $19,909        $2,509,994

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

9. Commitments and Contingencies

The Company's executive offices are at 355 Madison Avenue, Morristown, New Jersey. The Company is a tenant under a lease, which expired on November 30, 2000 with a total rent of $500 per month. Subsequent to November 30, 2000, the Company continues to lease the space on a month-to-month basis.

In October 1999, the Company received a Letter and Examination Report from the District Director of the Internal Revenue Service ("IRS") that proposed a tax deficiency based on an audit of the Company's consolidated 1995 tax return. The Examination Report proposed adjustments that the Company does not agree to.

The adjustments included disallowed deductions from the Company's principal subsidiary in the amount of $5,124,000, which represented accruals and deductions related to membership fulfillment expense and membership product cost. The IRS's position was that these deductions should have been capitalized. Additionally, approximately $498,000 of deductions representing a write down of packaged loans acquired from Resolution Trust Company and certain normal business deductions were disallowed. The IRS also disallowed $830,000 as a compensation deduction related to a former officer's stock redemption, claiming the disallowed deduction should have been classified as treasury stock.

The Company is working with the IRS towards a resolution. As part of the proposed resolution, the Company has agreed to certain adjustments to increase net taxable income in the amount of $5,806,659 proposed by the IRS. Concurrently, the IRS has agreed to review certain adjustments proposed by the Company to decrease net taxable income in the amount of $5,794,514 which will substantially reduce or eliminate any additional taxes assessed as a result of the audit.

In addition to the above, the Company has available approximately $19,980,000 of Net Operating Losses ("NOL's") which can be carried back to 1996. This amount is available to be carried back two years. Any remaining NOL's after the carry back is available to offset future taxable income.

Due to the amended return as well as availability of the NOL's, the Company did not accrue a loss contingency for the IRS claim.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

9. Commitments and Contingencies (continued)

The Company is in dispute with Debra Tierney ("Tierney"), the Company's former President with respect to the purchase price paid by the Company to Tierney and her family for their shares of the Company's Common Stock. On or about February 16, 1996, Tierney and the Company confirmed that, the Company would repurchase all of the Company's shares of Common Stock owned by the Tierneys. Pursuant to the terms of the agreement, the Company purchased 943,411 shares of the Company's Common Stock from the Tierneys at a purchase price equal to $500,000 in cash and 182,500 shares of PriCellular Common Stock. During the third quarter of fiscal 2001, the company negotiated a tentative agreement with Tierney. Pursuant to the terms of the tentative agreement, the Company will be obligated to make cash payment in the amount of $183,094, assign a mortgage receivable in the principal amount of $100,000, and conveyance of title to five condominiums. Accordingly, the Company accrued a $350,000 reserve in connection with this transaction.

10.  Common Stock

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


Non-qualified Stock Option Plan and Option to Purchase Common Stock

The Company has adopted a non-qualified stock option plan and reserved 125,000 shares for issuance pursuant thereto. Options are non-transferable; expire if not exercised after five years; may not be exercised until after the completion of one year of service with the Company by the employee; are exercisable at the rate of one-fifth of the shares optioned per year and are issuable to employees in such amounts and at such prices as determined by the Board of Directors, provided that no single employee may be granted options to purchase more than 7,500 shares and persons owning more than 10% of the Company's outstanding shares are excluded from participation in the plan. Options are protected against dilution resulting from stock recapitalization. As of September 30, 2001, no options had been issued under the plan.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 and 2000

11. Subsequent Events (Unaudited) Not Covered By Independent Auditor's Report

Pursuant to the terms of the third loan agreement with Binghamton, the balance of the loan was due on March 13,2000. Subsequent to March 13, 2000, the Company has continued to make the minimum $50,000 principal payments through June 2001. As of September 30, 2001 the principal balance of the loan was $245,000. The Company is in negotiations with Binghamton with respect to restructuring the minimum monthly repayment. The Company believes it will be successful in such negotiations.