Form 10QSB
period 2001-12-31
DOMINION RESOURCES INC /DE/
filed 2002-02-19
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB
                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

            Class                                 Outstanding at January 1, 2001
Common Stock, $0.01 par value                                 9,252,576

                   DOMINION RESOURCES, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                        QUARTER ENDED December 31, 2001

                             FINANCIAL INFORMATION

PART I

Item 1.  Financial Statements

The attached unaudited financial statements of Dominion Resources, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

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

                                    PART II
                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

                   DOMINION RESOURCES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                December 31,      September 30,
                                                    2001              2001
                                                (Unaudited)     (See note below)
Current assets:
Cash and cash equivalents                       $     23,248      $      13,346
Prepaid expenses and other assets                     33,495             33,267
Investment in mutual fund and other
  marketable securities                               41,413             41,413
Other receivables                                     14,436             14,436
          Total current assets                       112,592            102,462

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization of $105,115 at December 31,
  2001 and $104,536 at September 30, 2001            156,602            157,181

Other assets:

 RTC mortgages                                         5,791              8,361
 Other Receivables                                   239,239            232,071
 Note receivable - Stonehill Recreation            2,056,000          2,056,000
 Investment in RiceX, Inc.                            41,827             41,827
 Real estate and real estate related
   activities                                        633,269            633,269
          Total other assets                       2,976,126          2,971,528
          Total assets                         $   3,245,320      $   3,231,171


Note: The balance sheet at September 30, 2001, has been taken from the audited financial statements at that date and condensed.


                            See accompanying notes.

                   DOMINION RESOURCES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                December 31,      September 30,
                                                    2001              2001
                                                (Unaudited)     (See note below)
Current Liabilities:
 Secured debt, current portion                  $  2,658,036      $    248,999
 Notes payable, current portion                       14,639            14,639
 Accounts payable and accrued liabilities          1,556,166         1,461,798
          Total current liabilities                4,228,841         1,725,436

Long-term liabilities:
 Secured debt, net of current maturities             198,161         2,494,460
 Notes Payable                                        24,814            26,544
         Total long-term liabilities                 222,975         2,521,004

Commitments and Contingencies (Note 6):

Stockholders'deficit:
 Common stock, $0.01 par value; Authorized
  - 25,000,000 Shares; issued and outstanding
  - 9,252,576 shares at December 31, 2001
    and September 30, 2001, respectively              92,526            92,526
 Additional paid-in-capital                        7,093,087         7,093,087
 Accumulated deficit                              (6,991,196)       (6,799,969)
 Less: 1,350,646 shares held in treasury
  at December 31, 2001 and September 30, 2001     (1,400,913)       (1,400,913)
          Total stockholders' deficit             (1,206,496)       (1,015,269)
          Total liabilities and
            stockholders' deficit               $  3,245,320      $  3,231,171


Note: The balance sheet at September 30, 2001, has been taken from the audited financial statements at that date and condensed.


                            See accompanying notes.

                   DOMINION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                  (Unaudited)

                                                      2001                2000
Revenues:
 Other revenue                                   $    1,199          $      600
       Total revenues                                 1,199                 600

Expenses:
 Other operations                                    17,298              19,555
 General and administrative expenses                 84,734             183,928
 Depreciation and amortization                          579               1,914
       Total expenses                               102,611             205,397

Loss from operations                               (101,412)           (204,797)

Other income (expenses):
 Interest income                                     28,812              63,655
 Interest expense                                  (118,627)           (183,443)
 Amortization of deferred financing costs                 0             (29,259)
        Total other income (expenses)               (89,815)           (149,047)

Loss from continuing operations
    before provision for income taxes              (191,227)           (353,844)
  Provision for income taxes                              0                   0
Loss from continuing operations                    (191,227)           (353,844)

Net loss                                          $(191,227)          $(353,844)

Net loss per common share                         $   (0.02)          $   (0.05)

Weighted average number of shares used in
  computing net income (loss) per share           9,252,576           7,630,576


                            See accompanying notes.

                   DOMINION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 30, 2001 AND 2000
                                  (Unaudited)

                                                2001              2000
Cash flows from operating activities:
  Net loss                                         $ (191,227)      $  (353,844)
Adjustments to reconcile net
  loss to net cash used
  in operating activities:
  Depreciation and amortization                           579             1,914
  Amortization of deferred financing costs                  0            29,259
Changes in assets and liabilities:
  Membership receivables                                    0           311,876
  Accrued interest receivable and other
    receivables                                        (7,168)            2,360
  Prepaid expenses and other assets                      (228)             (143)
  Accounts payable and accrued expenses                94,368          (275,882)
  Deferred revenue                                          0           (35,210)
Net cash (used in)
     operating activities                            (103,676)         (319,670)
Cash flows from investing activities:
  Sale of (investment in) real estate
   and real estate related activities                   2,570           (17,260)
  Sale of (investment in) mutual fund
    and other  marketable securities                        0                48
  RiceX - loan participation                                0           948,655
  Capital expenditures                                      0              (499)
Net cash provided by investing activities               2,570           930,944
Cash flows from financing activities:
  Additional borrowings                               111,008          (524,437)
Net cash provided by financing activities             111,008          (524,437)
Increase in cash and cash equivalents                   9,902            86,837
Cash and cash equivalents balance, beginning
  of period                                            13,346            26,072
Cash and cash equivalents balance, end of period   $   23,248         $ 112,909




                            See accompanying notes.

                   DOMINION RESOURCES, INC. AND SUBSIDIARIES
                             SUPPLEMENTARY SCHEDULE
           OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
                 THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                  (Unaudited)






                                                2001              2000
Total Non-Cash Operating, Investing
  and Financing Activities                       $ 0               $ 0





                            See accompanying notes.

                   DOMINION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2001 and September 30, 2001, the results of operations for the three months ended December 31, 2001 and 2000, and cash flows for the three months ended December 31, 2001 and 2000. Operating results for the three months ended December 31, 2001, are not necessarily indicative of the results which may be expected for the year ending September 30, 2002. These statements should be read in conjunction with Form 10-KSB for fiscal 2001 which is on file with the Securities and Exchange Commission.

On March 1, 2000, the Company negotiated the sale of its 65% interest in Resort Club, Inc. ("Resort Club"). The transaction is effective October 1, 1999 and requires the Company to use its best efforts but is not obligated to restructure certain notes payable of GAR, Inc. which aggregate approximately $11,483,000 at September 30, 1999. Pursuant to the terms of the transaction, the Company is entitled to receive a 3% royalty payment to be paid out of the net cash flow of Resort Club. No minimum payment of royalty is required under the agreement and the transaction was not conditioned upon the receipt of any payment under the royalty arrangement. When recording this transaction as a sale, the Company took into consideration that the 3% royalty payment is subordinate to the prior payments under the GAR Notes of approximately $11.5 million. The Company concluded, in view of these obligations, that realization of any royalty payment is remote and not a material part of the transaction. The Company recorded a net gain of approximately $10.3 million on the transaction, which included a write-down to net realizable value of the Company's notes receivable in Resort Club of approximately $20.8 million (See Note 4).

NOTE 2 - GOING CONCERN:

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. For the year ended September 30, 2001 and three months ended December 31, 2001, the Company incurred net losses of $2,523,028 and $191,227, respectively. In addition, the Company used net cash from operating activities of $937,323 and $103,676 for the same respective periods. As of December 31, 2001, the Company's current liabilities exceeded its current assets by $4,116,249 and it had no material revenues.

                   DOMINION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                  (Unaudited)

NOTE 2 - GOING CONCERN (CONTINUED):

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


NOTE 3 - RECLASSIFICATION:

Certain fiscal 2001 items have been reclassified to conform with the fiscal 2002 presentation.

NOTE 4 - DISCONTINUED OPERATIONS:

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

                   DOMINION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                  (Unaudited)


NOTE 5 - RELATED PARTY TRANSACTIONS:

Since January 1, 2001 the Company has not been a party to any material transactions with any officers, directors or holders of more than 5% of the outstanding common stock of the Company.


NOTE 6 - COMMITMENTS AND CONTINGENCIES:

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

The Company is working with the IRS towards a resolution. As part of the proposed resolution, the Company has agreed to certain adjustments to increase net taxable income in the amount of $5,806,659 proposed by the IRS. Concurrently, the IRS has agreed to review certain adjustments proposed by the Company to decrease net taxable income in the amount of $5,794,514, which will substantially reduce or eliminate any additional taxes assessed as a result of the audit.

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

The adjustments included disallowed deductions from the Company's principal subsidiary in the amount of $5,124,000, which represented accruals and deductions related to membership fulfillment expense

                   DOMINION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                  (Unaudited)

NOTE 7 - SUBSEQUENT EVENTS:

On or about January 30, 2002 the Company extended the due date of its loan with Binghamton Savings Bank. Pursuant to the terms of the extension, the Company is required to make monthly principal payments of $10,000 along with interest payable at 12.25%. The remaining principal balance is due on January 12, 2004.

                   DOMINION RESOURCES, INC. AND SUBSIDIARIES
                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto included in Item I of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001.


A.       Liquidity and Capital Resources

During the first three months of fiscal 2002, the Company had a net loss of $191,227. Included in the net loss is depreciation of $579, a non-cash expense.

Also during the three months of the fiscal 2002, changes in assets and liabilities included a decrease in cash resulting from changes in prepaid expenses and other assets of $228, and accrued interest and other receivables of $7,168 offset by an increase in cash resulting from changes in accounts payable and accrued liabilities of $94,368. After reflecting the net changes in assets and liabilities, net cash used in operations was approximately $103,700.

During the first three months of the fiscal 2002, investing activities provided net cash of approximately $2,600 from the collection of RTC mortgage receivables.

During the first three months of the fiscal 2002, financing activities provided net cash of approximately $111,000 from additional borrowings.

Accordingly, during the first three months of fiscal 2002, the Company's cash increased by approximately $9,900.


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

B.       Results of Operations

Continuing Operations:

Three months ended December 31, 2001 compared with three months ended December 31, 2000.

Other revenue was $1,199 in the first three months of fiscal 2002 compared with $600 in the first three months of fiscal 2001 for an increase of $599. The increase in revenues was primarily the result of additional rental income.

Other operations expenses were $17,298 in the first three months of 2002 compared with $19,555 in the first three months of fiscal 2001, for a decrease of $2,257 or 11.54%.

General and administrative expenses were $84,734 in the first three months of fiscal 2002 compared with $183,928 in the first three months of fiscal 2001, or by $99,194 or 53.93% primarily as a result of lower legal and professional fees.

Depreciation and amortization was $579 in the first three months of fiscal 2002 compared to $1,914 in the first three months of fiscal 2001, resulting in a decrease of $1,335 or 69.75%. This decrease is the result of certain assets being fully depreciated.

Interest income was $28,812 in the first three months of fiscal 2002, compared with $63,655 in the first nine months of fiscal 2001. The decrease of $34,843 was primarily the result of a reserve of interest income relating to the Stonehill Recreation loan receivable.

                   DOMINION RESOURCES, INC. AND SUBSIDIARIES
                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

B.       Results of Operations (continued)

Continuing Operations (continued):

Interest expense was $118,627 in the first three months of fiscal 2002, compared with $183,443 in the first three months of fiscal 2001. The decrease of $64,816 was the result of a decrease in debt for the comparable periods and restructuring of the Berkowitz Wolfman loan.

Amortization of deferred financing costs consist primarily of deferred financing costs associated with the Company's borrowings from Binghamton Savings Bank and Public Loan Corp. These costs were fully amortized in fiscal 2001. Therefore, the Company amortized $29,259 of deferred financing costs in the first three months of fiscal 2001 and none for the first three months of fiscal 2002.

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

Need for Additional Capital. The Company had cash of $23,248 and liabilities of $4,451,816 including current liabilities of $4,228,841 as of December 31, 2001. In addition to the capital it will require to fund a potential business acquisition, the Company may require additional financing in order to fund the operations of any business it may acquire. This financing may consist of the issuance of debt or equity securities. These funds might not be

                   DOMINION RESOURCES, INC. AND SUBSIDIARIES
                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RISK FACTORS (continued)

available, if needed, or might not be available on terms acceptable to the Company and may result in dilution to existing investors.

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

Dependence On Part-Time Management. Currently, the Company has no employees other than its officers and Directors. It is the Company's intention to limit its employees to its sole officer, Joseph Bellantoni. Mr. Bellantoni, who is the Company's President and Chief Financial Officer, is engaged in other activities and will devote no more than approximately eight (8) hours per month to the Company's activities. Therefore, the day-to-day operations of any company or business that is acquired by the Company will have to be performed by outside management or management of the acquired company. The Company cannot assure investors that it will be able to obtain experienced and able outside management to run any company or business that it may acquire.

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

         During the quarter ended December 31, 2001:

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