Form 10KSB/A
period 2000-09-30
DOMINION RESOURCES INC /DE/
filed 2002-05-08
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 2

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the Transition period from          to
                                                      ----------   ----------

                         Commission File Number 0-10176

                            DOMINION RESOURCES, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                           22-2306487
                  --------                           ----------
        (State or other jurisdiction of            (IRS Employer
         incorporation or organization)          Identification No.)

                355 Madison Avenue, Morristown, New Jersey 07960
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

             Transitional Small Business Disclosure Format Yes[ ] No [X]

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

         Amortization of deferred financing costs consists primarily of deferred financing costs associated with the Company obtaining its loans from Binghamton Savings Bank and Public Loan Corp. These costs increased to $117,034 in fiscal 2000 from $102,709 in fiscal 1999, or an increase of $14,325 which was the result of a full year's amortization of costs associated with the Binghamton loan closing on January 15, 1999.

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

                           SUMMARY COMPENSATION TABLE



                               ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                               -----------------------------------------------------------------------
                                                          BONUS/ANNUAL    SECURITIES      LONG-TERM
          NAME AND                                          INCENTIVE     UNDERLYING      INCENTIVE       ALL OTHER
     PRINCIPAL POSITION          YEAR         SALARY          AWARD         OPTIONS        PAYOUTS      COMPENSATION
--------------------------------------------------------------------------------------------------------------------
Joseph R. Bellantoni,            2000        $75,000          $-0-           $-0-            $-0-           $-0-
Chief Executive Officer          1999        $100,000         $-0-           $-0-            $-0-           $-0-
                                 1998        $100,000         $-0-           $-0-            $-0-           $-0-



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



Name of Beneficial Owner (1)                     Number of Shares Beneficially          Percentage of Outstanding
------------------------                         ------------------------------         -------------------------
                                                            Owned(2)                           Common Stock
                                                            -----                              ------------
Joseph R. Bellantoni                                         - 0 -                               - 0 -
Paul J. Donahue                                              - 0 -                               - 0 -
Thomas Conlin                                                - 0 -                               - 0 -
All Officers and Directors as a Group                        - 0 -                               - 0 -
(three persons)
Amos Phillips                                              1,111,111                             14.0%
Venturetek, LP                                              555,555                               7.0%
Kinder Investments                                          555,555                               7.0%



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

(c) Exhibits:

         3 (a) Certificate of Incorporation of Registrant and Amendment No.1
               thereto (1)

           (b) Certificate of Amendment dated June 24, 1992 to Certificate of Incorporation reducing the authorized shares of Common Stock to 25,000,000, increasing the par value to $.01 per share and effecting a one-for-four reverse stock split (2)

           (c) By-laws of Registrant (1)

         4 (d) Specimen Common Stock Certificate, $.01 par value (2)
         10(h) Consulting Agreement and First Amendment to the Consulting
               Agreement dated November 11, 1989 between the Registrant and Gene W. Mulvihill (3)

         10(i) Resort Club Inventory Trust dated as of June 15, 1999 among
               Resort Club, Inc., Comet Management, L.L.C. and Resort Club Fulfillment Corporation

         10(j) Amendment dated as of June 15, 1999 to Resort Club Inventory
               Trust

         10(k) Agreement dated as of July 1, 1999 among Diamond Leasing and
               Management Corp., Dominion Resources, Inc., and Resort Club, Inc.

         10(l) Agreement dated as of June 15, 1999 between Resort Club, Inc. and
               Resort Club Inventory Trust

         10(m) Campground and Amenities Trust dated as of June 15, 1999 between
               Resort Club Inventory Trust and Resort Club, Inc.

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

                                            DOMINION RESOURCES, INC.


Dated: May 7, 2002                          By:/s/ Joseph R. Bellantoni


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                     TITLE                                  DATE
---------                     -----                                  ----

/s/ Joseph R. Bellantoni      Treasurer, Chief Financial          May 7, 2002
------------------------      Officer, Chief Executive
Joseph R. Bellantoni          Officer and Director

/s/ Maureen Kosminsky         Vice President and Secretary        May 7, 2002
------------------------
Maureen Kosminsky

/s/ Paul J. Donahue           Director                            May 7, 2002
------------------------
Paul J. Donahue


/s/ Thomas Conlin             Director                            May 7, 2002
------------------------
Thomas Conlin

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


(May 2, 2002 as to Notes 1 and 2)

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2000


ASSETS

Current assets:
Cash and cash equivalents                                             $   26,072
Investment in marketable securities                                        7,279
Membership Receivables (Note 2)                                          487,333
Accrued interest and other receivables                                   586,221
Prepaid expenses and other assets                                         59,568
      Total current assets                                             1,166,473

 Property, equipment, furniture, and fixtures, net
  of accumulated depreciation and amortization
   (Note 1)                                                              147,226

 Other assets:
 Membership Receivables (Note 2)                                       1,833,299
 Mortgage receivables                                                     20,177
 Note Receivable - Stonehill Recreation (Note 4)                       3,128,787
 Note Receivable - RiceX, Inc. (Note 5)                                  948,655
 Investment in RiceX, Inc. (Note 5)                                       24,612
 Real estate and real estate related activities (Note 2)                 875,326
         Total other assets                                            6,830,856

         Total assets                                                 $8,144,555











                                     See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
SEPTEMBER 30, 2000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities (Note 6)                  $ 1,408,440
 Secured Debt, current portion (Note 8)                                 775,240
 Notes payable, (Note 8)                                                 33,955
 Deferred Revenue                                                        35,210
      Total current liabilities                                       2,252,845

Long-term liabilities:
 Resort Club Reserve (Notes 2 and 6)                                    927,769
 Secured Debt, net of current maturities (Note 8)                     3,672,707
 Notes Payable (Note 8)                                                  33,134
       Total long-term liabilities                                    4,633,610

Commitments and contingencies (Note 9)

Redeemable common stock, par value $0.01 per share; 358,333
  shares outstanding redeemable at $3.00 per share                    1,075,000


Stockholders' equity:
 Common stock, $0.01 par value;
 Authorized - 25,000,000 shares;
  issued and outstanding - 7,630,576 shares                              76,306
 Additional paid-in capital                                           5,819,484
 Accumulated deficit                                                 (4,276,941)
 Accumulated other comprehensive loss                                   (34,836)
Less: 1,350,646 shares held in treasury                              (1,400,913)
     Total stockholders' equity                                         183,100

     Total liabilities and stockholders' equity                     $ 8,144,555

















                                     See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999



                                                                 2000                      1999
                                                                 ----                      ----

Revenues
  Ski rental shop revenue and other revenue                 $      8,953              $     23,367
       Total revenues                                              8,953                    23,367

Expenses:
  Ski rental shop and other operations                            95,400                    24,865
  General and administrative expenses                          1,264,467                   819,247
  Depreciation and amortization                                   10,775                    14,926
       Total expenses                                          1,370,642                   859,038

Loss from operations                                          (1,361,689)                 (835,671)

Other income (expenses):
  Interest income                                                810,929                 1,448,117
  Interest expense                                              (702,417)                 (652,009)
  Financing fee income                                               -0-                   531,714
  Amortization of deferred financing costs                      (117,034)                 (102,709)
  Gain (loss) on sale of marketable securities                    74,985                   (38,832)
  Gain on Sale of real estate and RTC Mortgages                      -0-                    11,764
  Unrealized loss on valuation of RiceX investment              (459,191)                      -0-
  Stonehill Recreation reserve                                  (532,922)                      -0-
      Total other income (expenses)                             (925,650)                1,198,045

Income from continuing operations before
  income taxes                                                (2,287,339)                  362,374
Income taxes (Note 7)                                                -0-                       -0-

Net (loss) income from continuing operations                  (2,287,339)                  362,374

Discontinued Operations:
  Income from operations of Resort Club
    less applicable tax benefit of $-0- in 2000 and
    1999                                                             -0-                 2,606,208

  Gain on sale of Resort Club less applicable
    taxes of $-0-                                             10,302,712                       -0-

Net income from discontinued operations                       10,302,712                 2,606,208

Net income                                                  $  8,015,373              $  2,968,582

Net income (loss) per common share -
  continuing operations                                     $      (0.30)             $       0.05

Net income per common share -
  discontinued operations                                   $       1.35              $       0.37

Net income per common share                                 $       1.05              $       0.42

Weighted average number of share used in
  computing net income (loss) per share                        7,630,576                 6,993,164



                                                   See accompanying note

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2000 and 1999



                                                   Capital                           Other
                        Common          Par       in Excess         Accum         Comprehensive     Treasury
                         Stock         Value       of Par          Deficit            Loss            Stock             Total
                        ------         -----      ---------        -------        -------------     --------            -----
Balance -
September 30,
1998                   5,058,354     $ 50,584    $ 5,270,206    $ (15,260,896)      $      0      $ (1,400,913)     $ (11,341,019)

Sale of 2,222,222
shares of common
stock                  2,222,222       22,222        377,778                                                              400,000

Issuance of
350,000 shares
for consulting
services                 350,000        3,500        171,500                                                              175,000

Net Income                                                          2,968,582                                           2,968,582

Balance -
September
30, 1999               7,630,576       76,306      5,819,484      (12,292,314)      $      0        (1,400,913)        (7,797,437)

Net Income                                                          8,015,373                                           8,015,373

Other Comprehensive Loss                                                             (34,836)                             (34,836)

Balance -
September
30, 2000               7,630,576     $ 76,306    $ 5,819,484    $  (4,276,941)       (34,836)     $ (1,400,913)     $     183,100







                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

                                                        2000            1999
                                                        ----            ----
Cash flows from operating activities:
  Net income                                       $  8,015,373    $  2,968,582

Adjustments to reconcile net income
 to net cash (used in) operating activities:
  Depreciation and amortization                          10,775          14,926
  Amortization of deferred financing costs              117,034         102,707
  Amortization of interest income                       (60,017)        (87,344)
  Acceleration of unamortized interest expense              -0-       1,276,551
  Amortization of interest expense                          -0-       1,350,936
  Financing fee income (RiceX)                              -0-        (531,714)
  Gain on sale of Resort club                       (10,302,712)            -0-
  Unrealized loss on valuation
        of RiceX investment                             459,191             -0-

Changes in assets and liabilities:
  Membership receivables                                988,618       1,209,041
  Accrued interest and other receivables                735,767      (1,454,168)
  Prepaid expenses and other assets                        (106)         (3,709)
  Deferred membership interests held for sale               -0-       8,109,431
  Accounts payable and accrued liabilities              (91,729)     (2,230,105)
  Deferred revenue                                     (140,841)    (11,482,588)
Net cash (used in) operating activities                (268,647)       (757,454)
Cash flows from investing activities:
  Sale of Marketable Securities                          31,012          42,115
  Note Receivable - Related Party                            45      (1,439,259)
  Investment in real estate and real estate
    related activities                                   (3,800)        (39,183)
  Investment in mortgages receivables                     4,922         130,692
  RiceX Note Receivable                               1,750,000             -0-
  RiceX Loan Participation                             (948,655)            -0-
  RiceX Investment                                      329,593             -0-
  Capital Expenditures                                  (39,706)        (22,878)
Net cash provided by (used in) investing
  activities                                          1,123,411      (1,328,513)
Cash flows from financing activities:
  Proceeds from borrowings                                  -0-       2,283,299
  Repayment of borrowings                              (835,802)       (843,381)
  Proceeds from sale of common stock                        -0-         400,000
  Purchase of redeemable common stock                   (75,000)       (300,000)
Net cash provided by (used in) financing
  activities                                           (910,802)      1,539,918

Decrease in cash and cash equivalents                   (56,038)       (546,049)
Cash and cash equivalents, October 1,                    82,110         628,159
Cash and cash equivalents, September 30,           $     26,072    $     82,110



                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
FOR THE YEARS ENDED SEPTEMBER 30,


                                            2000               1999
                                            ----               ----

Common Stock (Note 10)                           -0-           (3,500)
Additional paid-in capital (Note 10)             -0-         (171,500)
Investment in RiceX (Note 5)                     -0-          813,396
Financing fee income (Note 5)                    -0-         (531,714)
Deferred interest income (Note 5)                -0-         (281,682)
Deferred financing costs (Note 10)               -0-          175,000
Gain on sale of Resort Club(Note 2)      (10,302,712)             -0-
Membership receivables (Note 2)           (1,456,917)             -0-
Accrued Interest and other
  receivables (Note 2)                    (1,065,472)             -0-
Prepaid expenses and other
  assets (Note 2)                           (235,566)             -0-
Accounts Payable and accrued
  expenses  (Note 2)                        (673,311)             -0-
Fixed assets (Note 2)                        (91,412)             -0-
Debt  (Note 2)                            13,825,390              -0-

Total Non-Cash Operating, Investing
      and Financing Activities          $        -0-        $     -0-














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

Investments

Investment securities, which consist principally of common stock, are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that debt and equity securities be classified as either trading, available-for-sale or held-to-maturity. As of September 30, 2000 all of the Company's securities were available for sale.

Securities classified as available for sale are recorded at fair value. Unrealized gains and losses, net of the related tax effects, on available for sale securities are excluded from earnings and are reported in stockholders' equity as a component of accumulated other comprehensive earnings (loss) until realized. The cost of securities sold is based on the specific identification method.

Unrealized losses that are other than temporary are recognized in earnings. A loss is recognized to the extent by which the fair market value of the investment security has declined below its carrying value and the value is other than a temporary impairment.

Comprehensive Income (Loss)

SFAS No. 130 "Reporting Comprehensive Income," requires unrealized gains and losses on the Company's available for sale securities to be included in Other Comprehensive Income. The Company has recorded unrealized losses on securities as Other Comprehensive Loss in the amount of $34,836 for the year ended September 30, 2000.

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

2.   Discontinued Operations - Resort Club

In September, 1999, the Board of Directors adopted a plan to dispose of the Resort Club through sale or liquidation. In connection with the Company's disposal plan, Resort Club ceased operations as of September, 1999. Net liabilities of the Resort Club at September 30, 1999 are as follows:

                                                          1999
                                                          ----

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

2.  Discontinued Operations - Resort Club (continued)

Resort Club Accommodation Inventory Held in Trust

Management determined that in order to adequately assure to the members the availability of the Resort Club accommodations, title to certain of the resort condominium properties needed to be conveyed to and held by a trustee. A trustee holds fee simple title and leasehold interests to 42 condominium units including 27 units that are the subject of mortgages aggregating as of September 30, 1999 approximately $1,194,000. These mortgages will be repaid out of the net member receivables of Resort Club aggregating approximately $1,266,000 as of September 30, 1999. The trustee will administer the collection of the annual maintenance assessments from membership owners, which will be applied to the payment of insurance, taxes, maintenance fees and capital improvements. Under the trust agreement, the Company has the right to rent unused inventory and collect the rental income. However, the Company has not collected such income. Such income is used to cover the deficiency in meeting the annual maintenance and operating expenses of the properties. It is unlikely, because of the magnitude of the deficiency, that any such rental collections will ever be collected by the Company. Under the trust agreement, the Company has the right to replace the Trustee of the Trust on thirty days notice. The trust will continue until the expiration date of the last membership interest. Under the terms of the trust, the trust assets will revert to the Company upon the expiration of the term of the trust. The condominiums in trust have been recorded on the Company's books in the amount of $272,000 as of September 30,2000.

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

2.  Discontinued Operations - Resort Club (continued)

Resort Club Accommodation Inventory Held in Trust (continued)


For Federal Income tax purposes, the Company did include Resort Club, its former 65% owned subsidiary, in its Federal consolidated income tax return. Accordingly, the Company did not record an income tax expense in connection with the gain on sale. Such gain was the result of a reduction of net liabilities of Resort Club, which the Company has no obligation to pay. These net liabilities were previously included in the consolidated financial statements of the Company in accordance with the generally accepted accounting principles.

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

6.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2000 consist of the following:

  Accounts Payable                         $   56,737
  Accrued real estate taxes                    46,105
  Accrued condo association fees               59,410
  Accrued income taxes                        921,214
  Resort Club reserve (Note 2)                309,257
  Accrued interest                             13,883
  Accrued other                                 1,834
                                           $1,408,440

The accrued income taxes of $921,214 represent unpaid taxes including interest and penalties due the state of Alabama, which remain unpaid.

7.  Income Taxes

The tax expense (benefit) for the years ended September 30, 2000 and 1999 consists of the following components:

                             2000               1999
                             ----               ----

Current
    Federal              $(43,118)            $145,266
    State                 (22,213)              45,615
                          (65,331)             190,881
Deferred
    Federal                   -0-                  -0-
    State                     -0-                  -0-
                              -0-                  -0-

                         $(65,331)            $190,881

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

7.  Income Taxes(continued)
Deferred income taxes as reported on the balance sheet consists of:

                                                      September 30,
                                                      -------------
                                                   2000           1999
                                                   ----           ----

Deferred tax assets                            $ 5,733,308    $ 5,667,977
Deferred tax liabilities                               -0-            -0-
Valuation allowance                             (5,733,308)    (5,667,977)
                                               $       -0-    $       -0-

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