Form 10QSB/A
period 2000-12-31
DOMINION RESOURCES INC /DE/
filed 2002-05-08
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2
                                   (Mark One)

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

                                  FORM 10-QSB/A

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

PART II
OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                December 31,    September 30,
                                                2000            2000
                                                (Unaudited)     (See note below)
Current assets:
Cash and cash equivalents                       $  112,909      $   26,072
Membership receivables, net (of allowance
  for doubtful accounts of $0 at
  December 31, 2000 and at September 30, 2000      421,839         487,333
Prepaid expenses and other assets                   30,452          59,568
Investment in marketable securities                  7,231           7,279
Accrued interest and other receivables             583,861         586,221
          Total current assets                   1,156,292       1,166,473

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization of $93,372 at December 31,
  2000 and $91,458 at September 30, 2000           145,811         147,226

Other assets:
 Membership receivables, net (of allowance
   for doubtful accounts of $0 at
   December 31, 2000 and September 30, 2000      1,586,917       1,833,299
 Mortgages receivables                              17,354          20,177
 Note receivable - Stonehill Recreation          3,128,787       3,128,787
 Note receivable - RiceX, Inc.                         -0-         948,655
 Investment in RiceX, Inc.                          24,612          24,612
 Real estate and real estate related
   activities                                      895,409         875,326
          Total other assets                     5,653,079       6,830,856
          Total assets                          $6,955,182      $8,144,555

Note: The balance sheet at September 30, 2000, has been taken from the audited financial statements at that date and condensed.

See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

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

Commitments and Contingencies (Note 5):

Redeemable common stock; par value $0.01
  per share 358,333 shares outstanding
  at December 31, 2000 and September
  30, 2000; redeemable at $3.00 per share
  in July 1998 through July 2000                  1,075,000        1,075,000

Stockholders' deficit:
 Common stock, $0.01 par value; Authorized
  - 25,000,000 Shares; issued and outstanding
  - 7,630,576 shares at December 31, 2000
  and September 30, 2000, respectively               76,306           76,306
 Additional paid-in-capital                       5,819,484        5,819,484
 Accumulated deficit                             (4,630,785)      (4,276,941)
 Accumulated other comprehensive loss               (34,836)         (34,836)
 Less: 1,350,646 shares held in treasury
  at December 31, 2000 and September 30, 2000    (1,400,913)      (1,400,913)
          Total stockholders' deficit              (170,744)         183,100
          Total liabilities and
             stockholders' deficit              $ 6,995,182      $ 8,144,555

Note: The balance sheet at September 30, 2000, has been taken from the audited financial statements at that date and condensed.

See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)

                                                     2000              1999
Revenues:
 Other revenue                                   $        600      $      2,185
       Total revenues                                     600             2,185

Expenses:
 Other operations                                      19,555            29,092
 General and administrative expenses                  183,928           114,521
 Depreciation and amortization                          1,914             2,566
       Total expenses                                 205,397           146,179

Loss from operations                                 (204,797)         (143,994)

Other income (expenses):
 Interest income                                       39,029           242,534
 Interest expense                                    (158,817)         (138,433)
 Amortization of deferred financing costs             (29,259)          (29,259)
        Total other income (expenses)                (149,047)           74,842

Loss from continuing operations
    before provision for income taxes                (353,844)          (69,152)
  Provision for income taxes                              -0-               -0-
Loss from continuing operations                      (353,844)          (69,152)

Discontinued Operations:
Gain on sale of Resort Club (less applicable
  income taxes of $0 at December 31, 2000)                -0-        11,115,744

Income from discontinued operations                       -0-        11,115,744

Net income (loss)                                    (353,844)       11,046,592

Loss per common share -
  continuing operations                          $      (0.05)     $      (0.01)

Income per common share -
  discontinued operations                        $       0.00      $       1.46

Net income (loss) per common share               $      (0.05)     $       1.45

Weighted average number of share used in
  computing net income (loss) per share             7,630,576         7,630,576

See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)

                                                       2000            1999
Cash flows from operating activities:
  Net Income (loss)                                $   (353,844)   $ 11,046,592
Adjustments to reconcile net income
 (loss) to net cash used
 in operating activities:
  Depreciation and amortization                           1,914           2,566
  Amortization of interest income                           -0-         (60,017)
  Amortization of deferred financing costs               29,259          29,259
  Gain on sale of Resort Club                               -0-     (11,115,744)
Changes in assets and liabilities:
  Membership receivables                                311,876             -0-
  Accrued interest receivable and other
    receivables                                           2,360          (4,257)
  Prepaid expenses and other assets                        (143)           (390)
  Accounts payable and accrued expenses                (275,882)         29,248
  Deferred revenue                                      (35,210)        (35,210)
Net cash used in operating activities                  (319,670)       (107,953)
Cash flows from investing activities:
  Sale of (investment in) real estate
   and real estate related activities                   (17,260)           (500)
  Sale of (investment in) mutual fund
    and other  marketable securities                         48             (11)
  RiceX proceeds                                            -0-       1,750,000
  RiceX - loan participation                            948,655        (912,886)
Capital expenditures                                       (499)            -0-
Net cash provided by investing activities               930,944         836,603
Cash flows from financing activities:
  Repayment of borrowings                              (524,437)       (706,130)
  Redemption of Common Stock                                -0-         (75,000)
Net cash used in financing activities                  (524,437)       (781,130)
Increase (Decrease) in cash and cash equivalents         86,837         (52,480)
Cash and cash equivalents balance, beginning
  of period                                              26,072          82,110
Cash and cash equivalents balance, end of period   $    112,909    $     29,630

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

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2000 and September 30, 2000, the results of operations for the three months ended December 31, 2000 and 1999, and cash flows for the three months ended December 31, 2000 and 1999. Operating results for the three months ended December 31, 2000, are not necessarily indicative of the results which may be expected for the year ending September 30, 2001. These statements should be read in conjunction with Form 10-KSB/A for fiscal 2000 which is on file with the Securities and Exchange Commission.

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

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto included in Item I of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB/A for the year ended September 30, 2000.

A.       Liquidity and Capital Resources

During the first three months of fiscal 2001, the Company had a net loss of approximately $353,800. Included in the net loss is depreciation of $1,914 and amortization of deferred financing costs of $29,259 both of which are non-cash expenses.

Also during the first three months of fiscal 2001, changes in assets and liabilities included a decrease in prepaid expenses and other assets of $143, and a decrease in deferred revenue of $35,210, and a decrease in accounts payable and accrued liabilities of $275,882 offset by an increase in membership receivables of $311,876 and an increase in accrued interest and other receivables of $2,360. After reflecting the net changes in assets and liabilities, net cash used in operations was approximately $319,700.

During the first three months of fiscal 2001, investing activities provided net cash of $930,944 and includes primarily the proceeds of the FoodCeuticals loan of $948,655, offset by investments in real estate activities of approximately $17,300.

During the first three months of fiscal 2001, financing activities used net cash of $524,437 which resulted from the repayment of borrowings.

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

Interest income was $39,029 in the first three months of fiscal 2001, compared with $242,534 in the first three months of fiscal 2000. The decrease of $203,505 was primarily the result of a reserve of interest income relating to the Stonehill Recreation loan receivable.

Interest expense increased to $158,817 in the first three months of fiscal 2001, compared with $138,433 in the first three months of fiscal 2000. The increase of $20,384 was the result of an increase in debt for the comparable periods.

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

                                                     DOMINION RESOURCES, INC.


Dated: May 7,2002                                    /s/Joseph R. Bellantoni
                                                     ---------------------------
                                                     Joseph R. Bellantoni
                                                     President, Chief Executive
                                                     Officer and Chief Financial
                                                     Officer