Form 10QSB/A
period 2001-03-31
DOMINION RESOURCES INC /DE/
filed 2002-05-08
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 March 31,       September 30,
                                                   2001              2000
                                                (Unaudited)     (See note below)
Current assets:
Cash and cash equivalents                        $   31,287      $   26,072
Membership receivables, net of allowance
  for doubtful accounts of $0 at
  March 31, 2001 and at September
  30, 2000                                                0         487,333
Prepaid expenses and other assets                    12,266          59,568
Investment in marketable securities                   7,238           7,279
Accrued interest and other receivables              606,993         586,221
          Total current assets                      657,784       1,166,473

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization of $95,287 at March 31,
  2001 and $91,458 at September 30, 2000            143,896         147,226

Other assets:
 Membership receivables, net of allowance
   for doubtful accounts of $0 at
   March 31, 2001 and September 30, 2000                  0       1,833,299
 Mortgage receivables                                14,784          20,177
 Note receivable - Stonehill Recreation           2,200,000       3,128,787
 Note receivable - RiceX, Inc.                            0         948,655
 Investment in RiceX, Inc.                           41,827          24,612
 Joint Venture - Condominiums at Stonehill          495,941               0
 Real estate and real estate related
   activities                                       137,328         875,326
          Total other assets                      2,889,880       6,830,856
          Total assets                           $3,691,560      $8,144,555

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

Commitments and Contingencies (Note 5):

Redeemable common stock; par value $0.01
  per share 358,333 shares outstanding
  at March 31, 2001 and September
  30, 2000; redeemable at $3.00 per share
  in July 1998 through July 2000                   1,075,000       1,075,000

Stockholders' equity (deficit):
 Common stock, $0.01 par value; Authorized
  - 25,000,000 Shares; issued and outstanding
  - 7,630,576 shares at March 31, 2001
  and September 30, 2000, respectively                76,306          76,306
 Additional paid-in-capital                        5,819,484       5,819,484
 Accumulated deficit                              (5,692,213)     (4,276,941)
 Accumulated Other Comprehensive loss                (34,836)        (34,836)
 Less: 1,350,646 shares held in treasury
  at March 31, 2001 and September 30, 2000        (1,400,913)     (1,400,913)
          Total stockholders' equity (deficit)    (1,232,172)        183,100
          Total liabilities and
            stockholders' equity (deficit)       $ 3,691,560     $ 8,144,555

Note: The balance sheet at September 30, 2000, has been taken from the audited financial statements at that date and condensed.

                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                    2001              2000
Revenues:
 Other revenue                                  $      1,499     $      2,704
       Total revenues                                  1,499            2,704

Expenses:
 Other operations                                     39,564           45,905
 General and administrative expenses                 681,179          756,725
 Depreciation and amortization                         3,829            5,133
       Total expenses                                724,572          807,763

Loss from operations                                (723,073)        (805,059)

Other income (expenses):
 Interest income                                      58,709          318,763
 Interest expense                                   (259,982)        (333,110)
 Other income - RiceX                                 17,215                0
 Amortization of deferred financing costs            (48,280)         (58,517)
 Gain on sale of marketable securities                     0          102,125
 Bad Debt Expense(Note 7)                           (459,861)               0
        Total other income (expenses)               (692,199)          29,261

Loss from continuing operations
    before provision for income taxes             (1,415,272)        (775,798)
  Provision for income taxes                               0                0
Loss from continuing operations                   (1,415,272)        (775,798)

Discontinued Operations:
Gain on sale of Resort Club (less applicable
  income taxes of $0 at March 31, 2000)                    0       10,302,712

Income from discontinued operations                        0       10,302,712

Net income (loss)                                 (1,415,272)       9,526,914

Loss per common share -
  continuing operations                         $      (0.19)    $      (0.10)

Income per common share -
  discontinued operations                       $       0.00     $       1.35

Net income (loss) per common share              $      (0.19)    $       1.25

Weighted average number of share used in
  computing net income (loss) per share            7,630,576        7,630,576

                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                    2001            2000
Revenues:
 Other revenue                                  $       899     $       519
       Total revenues                                   899             519

Expenses:
 Other operations                                    20,009          16,813
 General and administrative expenses                497,251         642,204
 Depreciation and amortization                        1,915           2,567
       Total expenses                               519,175         661,584

Loss from operations                               (518,276)       (661,065)

Other income (expenses):
 Interest income                                     19,680          76,229
 Interest expense                                  (101,165)       (194,677)
 Other income - RiceX                                17,215               0
 Amortization of deferred financing costs           (19,021)        (29,258)
 Gain on sale of marketable securities                    0         102,125
 Bad Debt Expense(Note 7)                          (459,861)              0
        Total other income (expenses)              (543,152)        (45,581)

Loss from continuing operations
    before provision for income taxes            (1,061,428)       (706,646)
  Provision for income taxes                              0               0
Loss from continuing operations                  (1,061,428)       (706,646)

Discontinued Operations:
Loss on sale of Resort Club (less applicable
  income taxes of $0 at March 31, 2000)                   0        (813,032)

Loss from discontinued operations                         0        (813,032)

Net loss                                         (1,061,428)     (1,519,678)

Loss per common share -
  continuing operations                         $     (0.14)    $     (0.09)

Loss per common share -
  discontinued operations                       $      0.00     $     (0.11)

Net loss per common share                       $     (0.14)    $     (0.20)

Weighted average number of share used in
  computing net loss per share                    7,630,576       7,630,576

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

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                             SUPPLEMENTARY SCHEDULE
            OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
Total Non-Cash Operating, Investing
  and Financing Activities

  Membership Receivables (Note 8)             $(1,701,989)     $         0
  Real estate related activities (Note 8)        (272,332)               0
  Accounts Payable  (Note 8)                      822,907                0
  Debt  (Note 8)                                1,151,414                0
                                              $         0      $         0

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

In addition to the above, The Spa at Crystal Springs also agreed to indemnify to the Company against any loss on the remaining principal amount of the Stonehill Recreation note receivable in the amount of $2,659,861. Because the indemnity of $2,659,861 does not cover interest, the Company recorded the transaction with a discount of $459,861 in order to yield an effective interest rate of 9.5%, with a balloon payment on March 31, 2003. Accordingly, the carrying value of the Stonehill Recreation note receivable is $2,200,000 as of March 31, 2001.

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

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

Note 9 - Joint Venture - Condominiums at Stonehill:

As of March 31, 2001, the Company has invested $495,941 in a joint venture with The Spa at Crystal Springs, Inc. The Company's investment is in the form of the conveyance of 27 condominium lots to the joint venture carried on the Company's balance sheet as of March 31, 2001 at $495,941. The carrying value of the Company's investment at March 31, 2001 was based on cost. The Spa has agreed to contribute to the venture in cash an amount equal to the fair market value of the Company's contribution of the lots, or $495,941. The joint venture, known as Condominiums at Stonehill is to be utilized as a vehicle to rent condominiums, when constructed, on a daily fee basis to third party individuals visiting the Mountain Creek resort area and the Crystal Springs Golf and Spa Resort located in Sussex County, New Jersey. Both the Company and the Spa at Crystal Springs, Inc. each have a 50% interest in the joint venture. The Company's investment will be accounted for under the equity method. Under APB No. 18, the Company is required to recognize its share of income and loss from the Joint Venture by the application of the equity method.

NOTE 10 - SUBSEQUENT EVENTS:

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

Other revenue was $1,499 in the first six months of fiscal 2001 compared with $2,704 in the first six months of fiscal 2000 for an decrease of $1,205. The decrease in revenues was primarily the result of decreased rental income from the company's condominiums in Fort Lee, New Jersey.

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

Interest income was $58,709 in the first six months of fiscal 2001, compared with $318,763 in the first six months of fiscal 2000. The decrease of $260,054 was primarily the result of a reserve of interest income relating to the Stonehill Recreation loan receivable.

Interest expense was $259,982 in the first six months of fiscal 2001, compared with $333,110 in the first six months of fiscal 2000. The decrease of $73,128 was the result of a decrease in debt for the comparable periods.

Other income - RiceX was $17,215 in the first six months of fiscal 2001. The increase of $17,215 was the result of a transaction relating to the purchase of 48,866 shares of RiceX Common Stock and a warrant to purchase 194,470 shares of RiceX Common Stock.

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


                                          DOMINION RESOURCES, INC.

Dated: May 7, 2002                        By: /s/ Joseph R. Bellantoni
                                              Joseph R. Bellantoni
                                              President, Chief Executive Officer
                                              and Chief Financial Officer