Form 10QSB/A
period 2001-12-31
DOMINION RESOURCES INC /DE/
filed 2002-05-08
CIK 314712

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

Yes  X        No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                          Outstanding at January 1, 2002
Common Stock, $0.01 par value                     9,252,576

DOMINION RESOURCES, INC.  AND SUBSIDIARIES

FORM 10-QSB/A

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

PART II
OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

                                                December 31,    September 30,
                                                2001            2001
                                                (Unaudited)     (See note below)
Current assets:
Cash and cash equivalents                        $   23,248      $   13,346
Prepaid expenses and other assets                    33,495          33,266
Investment in marketable securities                     554             554
Other receivables                                     8,476           5,494
Mortgage receivables                                 36,314          33,043
RTC Mortgages                                         5,791           8,361
          Total current assets                      107,878          94,064

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization of $106,468 at December 31,
  2001 and $104,536 at September 30, 2001           155,249         157,181

Other assets:

 Mortgage receivables                               151,336         150,422
 Other receivables                                   44,267          44,267
 Note receivable - Stonehill Recreation           2,056,000       2,056,000
 Investment in RiceX, Inc.                           41,827          41,827
 Joint Venture - Condominiums at Stonehill          495,941         495,941
 Real estate - Fort Lee Properties                  137,328         137,328
          Total other assets                      2,926,699       2,925,785
          Total assets                           $3,189,826      $3,177,030

Note: The balance sheet at September 30, 2001, has been taken from the audited financial statements at that date and condensed.

See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' DEFICIT

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

Commitments and Contingencies (Note 6):

Stockholders'deficit:
 Common stock, $0.01 par value; Authorized
  - 25,000,000 Shares; issued and outstanding
  - 9,252,576 shares at December 31, 2001
    and September 30, 2001,
    respectively                                    92,526           92,526
 Additional paid-in-capital                      7,093,087        7,093,087
 Accumulated deficit                            (7,005,831)      (6,813,251)
 Accumulated Other Comprehensive Loss              (40,859)         (40,859)
 Less: 1,350,646 shares held in treasury
  at December 31, 2001 and September 30, 2001   (1,400,913)      (1,400,913)
          Total stockholders' deficit           (1,261,990)      (1,069,410)
          Total liabilities and
            stockholders' deficit              $ 3,189,826      $ 3,177,030

Note: The balance sheet at September 30, 2001, has been taken from the audited financial statements at that date and condensed.

See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(Unaudited)

                                                       2001             2000
Revenues:
 Other revenue                                     $     1,199      $       600
       Total revenues                                    1,199              600

Expenses:
 Other operations                                       17,298           19,555
 General and administrative expenses                    84,734          183,928
 Depreciation and amortization                           1,932            1,914
       Total expenses                                  103,964          205,397

Loss from operations                                  (102,765)        (204,797)

Other income (expenses):
 Interest income                                         4,186           39,029
 Interest expense                                      (94,001)        (158,817)
 Amortization of deferred financing costs                    0          (29,259)
        Total other income (expenses)                  (89,815)        (149,047)

Loss from continuing operations
    before provision for income taxes                 (192,580)        (353,844)
  Provision for income taxes                                 0                0
Loss from continuing operations                       (192,580)        (353,844)

Net loss                                           $  (192,580)     $  (353,844)

Net loss per common share                          $     (0.02)     $     (0.05)

Weighted average number of shares used in
  computing net (loss) per share                     9,252,576        7,630,576

See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 30, 2001 AND 2000
(Unaudited)

                                                          2001           2000
Cash flows from operating activities:
  Net loss                                              $(192,580)    $(353,844)
Adjustments to reconcile net
  loss to net cash (used
  in) operating activities:
  Depreciation and amortization                             1,932         1,914
  Amortization of deferred financing costs                      0        29,259
Changes in assets and liabilities:
  Membership receivables                                        0       311,876
  Accrued interest receivable and other
    receivables                                            (4,598)        2,360
  Prepaid expenses and other assets                          (228)         (143)
  Accounts payable and accrued expenses                    94,368      (275,882)
  Deferred revenue                                              0       (35,210)
Net cash (used in)
     operating activities                                (101,106)     (319,670)
Cash flows from investing activities:
  Sale of (investment in) real estate
   and real estate related activities                           0       (17,260)
  Sale of (investment in) mutual fund
    and other  marketable securities                            0            48
  RiceX - loan participation                                    0       948,655
  Capital expenditures                                          0          (499)
Net cash provided by investing activities                       0       930,944
Cash flows from financing activities:
  Additional borrowings                                   111,008      (524,437)
Net cash provided by (used in) financing activities       111,008      (524,437)
Increase in cash and cash equivalents                       9,902        86,837
Cash and cash equivalents balance, beginning
  of period                                                13,346        26,072
Cash and cash equivalents balance, end of period        $  23,248     $ 112,909

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

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2001 and September 30, 2001, the results of operations for the three months ended December 31,2001 and 2000, and cash flows for the three months ended December 31, 2001 and 2000. Operating results for the three months ended December 31, 2001, are not necessarily indicative of the results which may be expected for the year ending September 30, 2002. These statements should be read in conjunction with Form 10-KSB/A for fiscal 2001 which is on file with the Securities and Exchange Commission.

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

Note 2 - Going Concern:

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. For the year ended September 30, 2001 and three months ended December 31, 2001, the Company incurred net losses of $2,536,310 and $192,580, respectively. In addition, the Company used net cash from operating activities of $937,323 and $101,106 for the same respective periods. As of December 31, 2001, the Company's current liabilities exceeded its current assets by $4,120,963 and it had no material revenues.

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

The adjustments included disallowed deductions from the Company's principal subsidiary in the amount of $5,124,000, which represented accruals and deductions related to membership fulfillment expense

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(Unaudited)

Note 7 - Joint Venture - Condominiums at Stonehill

As of March 31, 2001, the Company has invested $495,941 in a joint venture with The Spa at Crystal Springs, Inc. The Company's investment is in the form of the conveyance of 27 condominium lots to the joint venture carried on the Company's balance sheet as of March 31, 2001 at $495,941. The carrying value of the Company's investment at March 31, 2001 was based on cost. The Spa has agreed to contribute to the venture in cash an amount equal to the fair market value of the Company's contribution of the lots, or $495,941. The joint venture, known as Condominiums at Stonehill is to be utilized as a vehicle to rent condominiums, when constructed, on a daily fee basis to third party individuals visiting the Mountain Creek resort area and the Crystal Springs Golf and Spa Resort located in Sussex County, New Jersey. Both the Company and the Spa at Crystal Springs, Inc. each have a 50% interest in the joint venture. The Company's investment will be accounted for under the equity method. Under APB No. 18, the Company is required to recognize its share of income and loss from the joint venture by the application of the equity method. As of December 31, 2001 there has been no activity by the joint venture and therefore the Company has not recognized any share of income or loss from the joint venture.

Note 8 - Subsequent Events:

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto included in Item I of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB/A for the year ended September 30, 2001.

A.       Liquidity and Capital Resources

During the first three months of fiscal 2002, the Company had a net loss of $192,580. Included in the net loss is depreciation and amoritization of $1,932, a non-cash expense.

Also during the three months of the fiscal 2002, changes in assets and liabilities included a decrease in cash resulting from changes in prepaid expenses and other assets of $228, and accrued interest and other receivables of $4,598 offset by an increase in cash resulting from changes in accounts payable and accrued liabilities of $94,368. After reflecting the net changes in assets and liabilities, net cash used in operations was approximately $101,106.

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

Other revenue was $1,199 in the first three months of fiscal 2002 compared with $600 in the first three months of fiscal 2001 for an increase of $599. The increase in revenues was the result of additional rental income.

Other operations expenses were $17,298 in the first three months of 2002 compared with $19,555 in the first three months of fiscal 2001, for a decrease of $2,257 or 11.54%.

General and administrative expenses were $84,734 in the first three months of fiscal 2002 compared with $183,928 in the first three months of fiscal 2001, for a decrease of $99,194 or 53.93% primarily as a result of lower legal and professional fees.

Depreciation and amortization was $1932 in the first three months of fiscal 2002 compared to $1,914 in the first three months of fiscal 2001.

Interest income was $4,186 in the first three months of fiscal 2002, compared with $39,029 in the first nine months of fiscal 2001. The decrease of $34,843 was primarily the result of a reserve of interest income relating to the Stonehill Recreation loan receivable.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

B.       Results of Operations (continued)

Continuing Operations (continued):

Interest expense was $94,001 in the first three months of fiscal 2002, compared with $158,817 in the first three months of fiscal 2001. The decrease of $64,816 was the result of a decrease in debt for the comparable periods and restructuring of the Berkowitz Wolfman loan.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding the Company's plans and objectives relating to its products and services, its future economic performance, the Company's future operations, including plans or objectives relating to its intentions to acquire interests and enter into acquisition and other agreements to acquire or invest in and develop other business interests, regarding raising additional capital and the adequacy of that capital to fund the Company's proposed business plans and objectives, and the ability of the Company's management to complete negotiations for the acquisition of targeted business activities, and the terms on which those acquisitions or transactions can be completed. Such statements also include statements relating to the ability of the Company to provide the funds to enable those businesses to adequately develop and pursue their business plans and to the liquidity of the market for the Company's securities and the ability of investors to sell their securities purchased. Forward-looking statements made in this Report include the assumptions made by management as to the future growth and business direction of the Company. If the Company's assumptions are incorrect, the Company may be unsuccessful in developing as a viable business enterprise. The Company's ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured. Under such circumstance, an investor's entire investment will be in jeopardy and may be lost. The Company's business plan has evolved over time and the Company expects that its plans will evolve further in the future. These changes create additional risks and uncertainties to the investor. The Company's inability to meet its plans and objectives or the consequences to it from adverse developments in general economic or capital market conditions and its inability to raise additional capital could have a material adverse effect on it. The Company cautions investors that various risk factors accompanying those forward-looking statements are described, among other places, under the caption "Risk Factors" herein. They are also described in the Company's Annual Report on Form 10-KSB/A, Quarterly Reports on Form 10-QSB/A, and its Current Reports on Form 8-K. These risk factors could cause the Company's operating

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996 (continued)

results, financial condition and ability to fulfill its plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect its financial condition and its ability to pursue its business strategy and plans.

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