Form 10QSB/A
period 2001-06-30
DOMINION RESOURCES INC /DE/
filed 2002-05-09
CIK 314712

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

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from          to
                                                       --------    ---------

                         Commission file number 0-10176
                                                -------

                            DOMINION RESOURCES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    22-2306487
           --------                                    ----------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)

  355 Madison Avenue, Morristown, NJ                      07960
  ----------------------------------                   ----------
(Address of principal executive offices)               (Zip Code)

                                 (973) 538-4177
                                 --------------
              (Registrant's telephone number, including area code)

                                      NONE
                                      ----
             (Former name, former address, and former fiscal year,
                         if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No
        ---          ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

         Class                                Outstanding at August 1, 2001
         -----                                -----------------------------
Common Stock, $0.01 par value                         9,252,576

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

PART II
OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS



                                                 June 30,       September 30,
                                                   2001             2000
                                                (Unaudited)    (See note below)

Current assets:
Cash and cash equivalents                        $   55,814     $   26,072
Membership receivables, net of allowance
  for doubtful accounts of $0 at
  June 30, 2001 and at September
  30, 2000                                                0        487,333
Prepaid expenses and other assets                    34,485         59,568
Investment in marketable securities                   6,576          7,279
Accrued interest and other receivables              603,826        586,221
          Total current assets                      700,701      1,166,473

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization of $97,201 at June 30,
  2001 and $91,458 at September 30, 2000            143,527        147,226

Other assets:
 Membership receivables, net of allowance
   for doubtful accounts of $0 at
   June 30, 2001 and September 30, 2000                   0      1,833,299
 Mortgages Receivables                               10,930         20,177
 Note receivable - Stonehill Recreation           2,056,000      3,128,787
 Note receivable - RiceX, Inc.                            0        948,655
 Joint Venture - Condominiums at Stonehill          495,941              0
 Investment in RiceX, Inc.                           41,827         24,612
 Real estate and real estate related
   activities                                       137,328        875,326
          Total other assets                      2,742,026      6,830,856
          Total assets                           $3,586,254     $8,144,555


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

Commitments and Contingencies (Note 5):

Redeemable common stock; par value $0.01
  per share 0 shares outstanding
  at June 30, 2001 and 358,333 at September
  30, 2000; redeemable at $3.00 per share
  in July 1998 through July 2000                           0      1,075,000

Stockholders' equity (deficit):
 Common stock, $0.01 par value; Authorized
  - 25,000,000 Shares; issued and outstanding
  - 9,252,576 shares at June 30, 2001
    and 7,630,576 at September 30, 2000,
    respectively                                      92,526         76,306
 Additional paid-in-capital                        7,093,087      5,819,484
 Accumulated deficit                              (6,168,203)    (4,276,941)
 Accumulated other Comprehensive Loss                (34,836)       (34,836)
 Less: 1,350,646 shares held in treasury
  at June 30, 2001 and September 30, 2000         (1,400,913)    (1,400,913)
          Total stockholders' equity (deficit)      (418,339)       183,100
          Total liabilities and
            stockholders' equity (deficit)       $ 3,586,254    $ 8,144,555


Note: The balance sheet at September 30, 2000, has been taken from the audited financial statements at that date and condensed.




                             See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)


                                                       2001             2000

Revenues:
 Other revenue                                     $      2,698    $      8,054
       Total revenues                                     2,698           8,054

Expenses:
 Other operations                                        59,111          66,921
 General and administrative expenses                    825,707         947,690
 Depreciation and amortization                            5,743           7,699
       Total expenses                                   890,561       1,022,310

Loss from operations                                   (887,863)     (1,014,256)

Other income (expenses):
 Interest income                                         46,574         349,335
 Interest expense                                      (340,422)       (466,724)
 Other income - RiceX                                    17,215               0
 Amortization of deferred financing costs               (52,082)        (87,773)
 Gain on sale of marketable securities                        0         121,480
 Bad debt Expense(Note 7)                              (459,861)              0
 Debt conversion expense                               (214,823)              0
        Total other income (expenses)                (1,003,399)        (83,682)

Loss from continuing operations
    before provision for income taxes                (1,891,262)     (1,097,938)
  Provision for income taxes                                  0               0
Loss from continuing operations                      (1,891,262)     (1,097,938)

Discontinued Operations:
Gain on sale of Resort Club (less applicable
  income taxes of $0 at June 30, 2000)                        0      10,302,712

Income from discontinued operations                           0      10,302,712

Net income (loss)                                    (1,891,262)      9,204,774

Loss per common share -
  continuing operations                            $      (0.24)   $      (0.14)

Income per common share -
  discontinued operations                          $       0.00    $       1.35

Net income (loss) per common share                 $      (0.24)   $       1.21

Weighted average number of shares used in
  computing net income (loss) per share               7,724,800       7,630,576


                             See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED June 30, 2001 AND 2000
(Unaudited)


                                                        2001            2000
Revenues:
 Other revenue                                      $     1,199     $     5,350
       Total revenues                                     1,199           5,350

Expenses:
 Other operations                                        19,547          21,016
 General and administrative expenses                    144,528         190,965
 Depreciation and amortization                            1,914           2,566
       Total expenses                                   165,989         214,547

Loss from operations                                   (164,790)       (209,197)

Other income (expenses):
 Interest income                                        (12,135)         30,572
 Interest expense                                       (80,440)       (133,614)
 Amortization of deferred financing costs                (3,802)        (29,256)
 Gain on sale of marketable securities                        0          19,355
 Debt conversion expense                               (214,823)              0
        Total other income (expenses)                  (311,200)       (112,943)

Loss from continuing operations
    before provision for income taxes                  (475,990)       (322,140)
  Provision for income taxes                                  0               0
Loss from continuing operations                        (475,990)       (322,140)

Discontinued Operations:
Loss on sale of Resort Club (less applicable
  income taxes of $0 at June 30, 2000)                        0               0

Loss from discontinued operations                             0               0

Net loss                                               (475,990)       (322,140)

Loss per common share -
  continuing operations                             $     (0.06)    $     (0.04)

Loss per common share -
  discontinued operations                           $      0.00     $     (0.00)

Net loss per common share                           $     (0.06)    $     (0.04)

Weighted average number of shares used in
  computing net loss per share                        8,450,488       7,630,576

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
NINE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)







                                                        2001          2000

Total Non-Cash Operating, Investing
  and Financing Activities

  Membership Receivables(Note 8)                    $(1,701,989)     $   0
  Real estate related activities (Note 8)              (272,332)         0
  Accounts Payable (Note 8)                             822,907          0
  Debt  (Note 8)                                      1,151,414          0
  Common Stock  (Note 9)                                (16,220)         0
  Additional Paid In Capital (Note 9)                (1,273,603)         0
  Accumulated deficit (Note 9)                          214,823          0
  Redeemable Common Stock (Note 9)                    1,075,000          0
                                                    $         0      $   0



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

NOTE 3 - DISCONTINUED OPERATIONS (continued):

In September, 1999, the Board of Directors adopted a plan to dispose of Resort Club through sale or liquidation. In connection with the Company's disposal plan, Resort Club ceased operations as of September, 1999.
                                       7

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

In addition to the above, The Spa at Crystal Springs also agreed to indemnify to the Company against any loss on the remaining principal amount of the Stonehill Recreation note receivable in the amount of $2,659,861. Because the indemnity of $2,659,861 does not cover interest, the Company recorded the transaction with a discount of $459,861 in order to yield an effective interest rate of 9.5%, with a balloon payment on March 31, 2003. Accordingly, the carrying value of the Stonehill Recreation note receivable is $2,056,000 as of June 30, 2001.

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

Note 10 - Joint Venture - Condominiums at Stonehill

As of March 31, 2001, the Company has invested $495,941 in a joint venture with The Spa at Crystal Springs, Inc. The Company's investment is in the form of the conveyance of 27 condominium lots to the joint venture carried on the Company's balance sheet as of March 31, 2001 at $495,941. The carrying value of the Company's investment at March 31, 2001 was based on cost. The Spa has agreed to contribute to the venture in cash an amount equal to the fair market value of the Company's contribution of the lots, or $495,941. The joint venture, known as Condominiums at Stonehill is to be utilized as a vehicle to rent condominiums, when constructed, on a daily fee basis to third party individuals visiting the Mountain Creek resort area and the Crystal Springs Golf and Spa Resort located in Sussex County, New Jersey. Both the Company and the Spa at Crystal Springs, Inc. each have a 50% interest in the joint venture. The Company's investment will be accounted for under the equity method. Under APB No. 18, the Company is required to recognize its share of income and loss from the Joint Venture by the application of the equity method. As of June 30, 2001 there has been no activity by the Joint Venture and therefore the Company has not recognized any share of income or loss from the Joint Venture.

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

Other revenue was $2,698 in the first nine months of fiscal 2001 compared with $8,054 in the first nine months of fiscal 2000 for a decrease of $5,356. The decrease in revenues was the result of decreased rental income from the company's condominiums in Fort Lee, New Jersey.

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

Interest income was $46,574 in the first nine months of fiscal 2001, compared with $349,335 in the first nine months of fiscal 2000. The decrease of $302,761 was primarily the result of a reserve of interest income relating to the Stonehill Recreation loan receivable.

Other income RiceX was $17,215 in the first nine months of fiscal 2001. The increase of $17,215 was the result of a transaction relating to the purchase of 48,866 shares RiceX common stock and a warrant to purchase 194,470 shares of RiceX common stock.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

B.   Results of Operations (continued)

Continuing Operations (continued):

Interest expense was $340,422 in the first nine months of fiscal 2001, compared with $466,724 in the first nine months of fiscal 2000. The decrease of $126,302 was the result of a decrease in debt for the comparable periods and restructuring of the Berkowitz Wolfman debt.

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