Form 10KSB/A
period 2001-09-30
DOMINION RESOURCES INC /DE/
filed 2002-05-09
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2001
                                          ------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

           For the Transition period from            to
                                          -----------  ----------

                         Commission File Number 0-10176

                            DOMINION RESOURCES, INC.
                 (Name of small business issuer in its charter)

                       Delaware                           22-2306487
                       --------                           ----------
           (State or other jurisdiction of              (IRS Employer
            incorporation or organization)            Identification No.)

                355 Madison Avenue, Morristown, New Jersey 07960
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

          Issuer's telephone number, including area code (973) 538-4177
                                                         --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. [ ]

     For the year ended September 30, 2001, the issuer's total revenues were
                                     $3,297

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

          Transitional Small Business Disclosure Format Yes [ ] No [X]

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

         From time to time, the Company has acquired real property or other assets where it believes there are favorable investment opportunities. At September 30, 2001, these investments included certain real estate assets including 27 vacant condominium lots located in Great Gorge Village, a condominium development comprising a total of approximately 1,300 units situated adjacent to the ski area and summer participation theme park near Vernon, New Jersey. The Company intends to construct condominiums on these properties for the purpose of making short-term vacation rentals. In that connection, the Company has entered into a joint venture agreement with The Spa at Crystal Springs, Inc. with respect to the joint development of the lots owned by the Company.

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




QUARTER ENDED                      BID                         ASKED
                         HIGH            LOW             HIGH         LOW

December 31, 1999        $.25          $.25           $.4375        $.4375
March 31, 2000             *             *               *             *
June 30, 2000              *             *               *             *
September 30, 2000         *             *               *             *

December 31, 2000        $.11          $.11           $  .25        $  .25
March 31, 2001           $.15          $.15           $  .53        $  .53
June 30, 2001            $.17          $.17           $  .17        $  .17
September 30, 2001       $.19          $.19           $  .19        $  .19

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

Results of Operations

Fiscal Year 2001 Compared With Fiscal Year 2000

Continuing Operations

         Total revenues were $3,297 in fiscal 2001 compared with $3,597 in fiscal 2000 or a decrease of $300 or 8.34%. The decrease in revenues was primarily the result of decreased rental income from the company's condominiums in Fort Lee, New Jersey.

         Other operations expenses were $68,628 in fiscal 2001 compared with $95,400 in fiscal 2000, or a decrease of $26,772 or 28.06 %. The decrease was primarily the result of additional charges incurred in fiscal 2000 relating to moving certain equipment no longer used to storage.

         General and administrative expenses decreased to $1,061,152 in fiscal 2001 from $1,264,467 in fiscal 2000, or by $203,315 or 16.08 % primarily as a result of lower legal and professional fees. Included in fiscal 2001 is an accrual of $350,000 relating to the settlement of a claim (see Note 9 to Notes to the Consolidated Financial Statements). Included in fiscal 2000, is an accrual relating to an additional assessment from the State of Alabama in the amount of $346,000.

         Depreciation and amortization was $13,077 in fiscal 2001, compared to $10,775 in fiscal 2000, resulting in an increase of $2,302, or 21.36 %. This decrease was the result of approximately $23,000 of depreciable fixed assets purchased in 2001.

         Interest income was $50,619 in fiscal 2001, compared with $717,655 in fiscal 2000. The decrease of $667,036 was primarily the result of a reserve of interest income relating to the Stonehill Recreation loan receivable.

         Interest expense decreased to $450,874 in fiscal 2001, compared with $603,787 in fiscal 2000. The decrease of $152,913 was the result of a decrease in debt and a decrease in the interest rate charged on the indebtedness owing to Berkowitz Wolfman, Inc.

         During the quarter ended December 31, 2000, the Company purchased a loan participation interest in indebtedness of RiceX, Inc. held by a member of FoodCeuticals, LLC, a limited liability company organized for the purpose of making an investment in and acquiring indebtedness of RiceX. The principal amount of the member's loan participation interest purchased was $91,142, which represented the remaining balance due, after reflecting repayments of principal by RiceX, from an original $200,000 investment. In consideration for agreeing to purchase the loan participation interest, the member also assigned to the Company its interest in 48,866 shares of RiceX common stock and a warrant to purchase 194,470 shares of RiceX common stock which were part of the members' original investment. RiceX repaid the remaining outstanding principal amount of the loan on or about December 31, 2000.

         During the quarter ended March 31, 2001, the Company recorded receipt of the RiceX shares and warrants at a per share value of $0.31 and $.01, respectively, for an aggregate of $17,215.

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

         Through September 30, 1999, the Company had loaned an aggregate $3.1 million to Stonehill Recreation, the former owner and operator of a multi-purpose spa facility located in the Great Gorge Village, Vernon, New Jersey, of which approximately $2.1 was outstanding at September 30, 2001. These loans are due on demand and are unsecured. During the fiscal year ended September 30, 2000, a secured lender foreclosed against the assets of Stonehill which resulted in ownership of Stonehill's spa facility being transferred to The Spa at Crystal Springs, Inc. ("The Spa at CS") in July 2000. The Company owns, adjacent to the Spa facility, 27 vacant lots on which it is planning to construct residential condominiums. In addition, the Company is negotiating the purchase of approximately 70 additional condominium lots and 3 commercial condominium lots. The Spa at CS agreed, in consideration of the Company entering into a joint venture agreement with it with respect to the joint development of certain real estate lots, to indemnify the Company from loss or damage the Company may suffer as a result of claims, costs or judgments against it arising from loans made to Stonehill Recreation up to the amount of $3.1 million less a real estate tax refund which has been received of $468,726. Such indemnification agreement remains in effect from April 1, 2001 until March 31, 2003. Pursuant to such indemnification agreement, The Spa at CS paid approximately $613,000 to the Company during the year ended September 30, 2001, which includes a real estate tax refund of approximately $469,000. As part of the indemnity agreement, The Spa at CS agreed to limit its secured borrowings to no more than $4.1 million, subject to its ability to use its assets to cross-collateralize indebtedness of entities affiliated with the Spa.

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

Fiscal Year 2000 Compared With Fiscal Year 1999

         Continuing Operations

         Total revenues were $3,597 in fiscal 2000 compared with $23,367 in fiscal 1999 or a decline of $19,770 or 84.61%. The decline in revenues was primarily the result of decreased rental income from the Company's condominiums in Fort Lee, New Jersey.

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

         Interest income was $816,285 in fiscal 2000, compared with $1,448,117 in fiscal 1999. The decrease of $631,832 was primarily the result of reserving interest income from Stonehill Recreation.

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

Liquidity and Capital Resources

         During fiscal 2001, the Company had a net loss of $2,536,310. Included in the net loss is depreciation of $13,077, amortization of deferred financing costs of $52,082, a write off of the Stonehill Recreation Note Receivable of $459,861 and debt conversion expense of $214,823 and an income tax expense of $286,944 all of which are non-cash expenses.

         Also during fiscal 2001, changes in assets and liabilities included a decrease in cash resulting from changes in prepaid expenses and other assets of $25,781, deferred revenue of $35,210, accounts payable and accrued liabilities of $51,504 offset by an increase in other receivables of $66,052 offset by an increase in cash resulting from changes in membership receivables of $618,643. After reflecting the net changes in assets and liabilities, net cash used in operations was approximately $937,300.

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

         The Company obtains the funds to support its activities primarily from collections of the Stonehill Recreation note receivable outstanding at September 30, 2001 in the amount of approximately $2.1 million pursuant to an indemnity agreement with The Spa at CS. The Spa at CS agreed, in consideration of the Company entering into a joint venture agreement with it with respect to the joint development of certain real estate lots, to indemnify the Company from loss or damage the Company may suffer as a result of claims, costs or judgments against it arising from loans made to Stonehill Recreation up to the amount of $3.1 million less a real estate tax refund which has been received of $468,726. Such indemnification agreement remains in effect from April 1, 2001 until March 31, 2003. The loans owing by Stonehill Recreation to the Company are due on demand and are unsecured. Pursuant to such indemnification agreement, The Spa at CS paid approximately $613,000 to the Company during the year ended September 30, 2001, which includes a real estate tax refund in the amount of approximately $469,000. As part of the indemnity agreement, The Spa at CS agreed to limit its secured borrowings to no more than $4.1 million, subject to its ability to use its assets to cross-collateralize indebtedness of entities affiliated with the Spa.

         During fiscal 2000, the Company's loan with Berkowitz Wolfman increased by approximately $1,490,000 which included accrued interest of approximately $349,000. During the same period the Company repaid the loan by approximately $2,748,000. Included in the amount repaid was the assignment of the Trust Inventory held in the Resort Club Inventory Trust valued at $272,332, Resort Club membership receivables valued at $879,082, after deducting obligations to be paid by Berkowitz Wolfman out of such receivables, and a real estate tax refund of $468,926. At September 30, 2001, the Company was indebted to Berkowitz Wolfman in the amount of approximately $2.4 million.

         The assignment of the remainder interest in the Trust's condominium units was valued at $272,332 for the purpose of determining the amount to be credited against the debt, representing the parties' estimate at the time of the present value, discounted at 10%, of the value of the future interest in the condominium inventory, based upon the actual remaining years each condominium would be held in the trust. Under the terms of the assignment, this valuation can be subsequently challenged by either party. Accordingly, if this valuation is subsequently challenged and the effect is to reduce the valuation, the Company's obligation to Berkowitz Wolfman may be greater.

         The note owing to Berkowitz Wolfman was originally due on demand and in December 2000 the due date was extended to December 1, 2001. In the second quarter of fiscal 2001, the due date was further extended to December 1, 2002. At the same time, the interest rate on the note was reduced from 15% to 10% per annum. In consideration for this extension and reduction of the interest rate, the Company made the assignments as described above in the aggregate amount of approximately $1.6 million. Berkowitz Wolfman agreed to pay obligations of Resort Club Aggregating approximately $2.1 million out of the membership receivables assigned to it.

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

Such statements also include statements relating to the ability of the Company to provide the funds to enable those businesses to adequately develop and pursue their business plans and to the liquidity of the market for the Company's securities and the ability of investors to sell their securities purchased. Forward-looking statements made in this Report include the assumptions made by management as to the future growth and business direction of the Company. If the Company's assumptions are incorrect, the Company may be unsuccessful in developing as a viable business enterprise. The Company's ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured. Under such circumstance, an investor's entire investment will be in jeopardy and may be lost. The Company's business plan has evolved over time and the Company expects that its plans will evolve further in the future. These changes create additional risks and uncertainties to the investor. The Company's inability to meet its plans and objectives or the consequences to it from adverse developments in general economic or capital market conditions and its inability to raise additional capital could have a material adverse effect on it. The Company cautions investors that various risk factors accompanying those forward-looking statements are described, among other places, under the caption "Risk Factors" herein. They are also described in the Company's Quarterly Reports on Form 10-QSB/A, and its Current Reports on Form 8-K. These risk factors could cause the Company's operating results, financial condition and ability to fulfill its plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect its financial condition and its ability to pursue its business strategy and plans.

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

                           SUMMARY COMPENSATION TABLE




                               ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                               ------------------------------------------------------------------------
                                                          BONUS/ANNUAL    SECURITIES      LONG-TERM
          NAME AND                                          INCENTIVE     UNDERLYING      INCENTIVE       ALL OTHER
     PRINCIPAL POSITION          YEAR         SALARY          AWARD         OPTIONS        PAYOUTS      COMPENSATION
--------------------------------------------------------------------------------------------------------------------
Joseph R. Bellantoni, Chief      2001        $15,000          $-0-           $-0-            $-0-          $4,800
Executive Officer                2000        $75,000          $-0-           $-0-            $-0-          $ -0-
                                 1999        $100,000         $-0-           $-0-            $-0-          $ -0-




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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                             Page
                                                                      ----

(a)  (1) Financial Statements.

     Independent Auditors' Report                                     S-1
     Consolidated Balance Sheet - September 30, 2001                  S-2-3
     Consolidated Statements of Operations
            years ended September 30, 2001 and 2000                   S-4
     Consolidated Statements of Stockholders'
      Deficit - years ended September 30, 2001 and 2000               S-5
     Consolidated Statements of Cash Flows -
            years ended September 30, 2001 and 2000                   S-6-7
     Notes to Consolidated Financial Statements                       S-8-21

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

           (c)  By-laws of Registrant (1)

         4 (d)  Specimen Common Stock Certificate, $.01 par value (2)

         10(h) Consulting Agreement and First Amendment to the Consulting Agreement dated November 11, 1989 between the Registrant and Gene W. Mulvihill (3)

         10(i) Resort Club Inventory Trust dated as of June 15, 1999 among Resort Club, Inc., Comet Management, L.L.C. and Resort Club Fulfillment Corporation (filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30,
                2000)

         10(j) Amendment dated as of June 15, 1999 to Resort Club Inventory Trust (filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000)

         10(k) Agreement dated as of July 1, 1999 among Diamond Leasing and Management Corp., Dominion Resources, Inc., and Resort Club, Inc. (filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000)

         10(l) Agreement dated as of June 15, 1999 between Resort Club, Inc. and Resort Club Inventory Trust (filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000)

         10(m) Campground and Amenities Trust dated as of June 15, 1999 between Resort Club Inventory Trust and Resort Club, Inc. (filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000)

-----------
 (1) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 2-66471) of the Registrant and incorporated herein by reference.

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


                                            DOMINION RESOURCES, INC.


Dated: May 7, 2002                          By: /s/ Joseph R. Bellantoni
                                                --------------------------------


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

December 26, 2001


(May 2, 2002 as to Notes 1,2,4,8 and 11)

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2001


ASSETS

Current assets:
Cash and cash equivalents                                             $   13,346
Investment in marketable securities                                          554
Other receivables                                                          5,494
Mortgage receivables                                                      33,043
RTC Mortgages                                                              8,361
Prepaid expenses and other assets                                         33,266
      Total current assets                                                94,064

Property, equipment, furniture, and fixtures, net
  of accumulated depreciation and amortization
   (Note 1)                                                              157,181

 Other assets:
  Mortgage receivables                                                   150,422
  Other receivables                                                       44,267
  Note Receivable - Stonehill Recreation (Note 4)                      2,056,000
  Investment in RiceX, Inc. (Note 5)                                      41,827
  Joint Venture - Condominiums at Stonehill                              495,941
  Real estate - Fort Lee Properties                                      137,328
         Total other assets                                            2,925,785

         Total assets                                                 $3,177,030






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

Commitments and contingencies (Note 9)

Stockholders' deficit:
 Common stock, $0.01 par value;
 Authorized - 25,000,000 shares;
  issued and outstanding - 9,252,576 shares                              92,526
 Additional paid-in capital                                           7,093,087
 Accumulated deficit                                                 (6,813,251)
 Accumulated Other Comprehensive Loss                                   (40,859)
Less: 1,350,646 shares held in treasury                              (1,400,913)
     Total stockholders' deficit                                     (1,069,410)

     Total liabilities and stockholders' deficit                    $ 3,177,030








                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000



                                                                         2001                     2000
                                                                         ----                     ----

Revenues
  Other revenue                                                     $      3,297              $      3,597
       Total revenues                                                      3,297                     3,597

Expenses:
  Other operations                                                        68,628                    95,400
  General and administrative expenses                                  1,061,152                 1,264,467
  Depreciation and amortization                                           13,077                    10,775
       Total expenses                                                  1,142,857                 1,370,642

Loss from operations                                                  (1,139,560)               (1,367,045)

Other income (expenses):
  Interest income                                                         50,619                   717,655
  Interest expense                                                      (450,874)                 (603,787)
  RiceX                                                                   17,215                         0
  Amortization of deferred financing costs                               (52,082)                 (117,034)
  Gain on sale of marketable securities                                      -0-                    74,985
  Debt conversion expense                                               (214,823)                      -0-
  Unrealized loss on valuation of RiceX investment                           -0-                  (459,191)
  Bad debt expense                                                      (459,861)                 (532,922)
      Total other income (expenses)                                   (1,109,806)                 (920,294)

Loss from continuing operations before
  income taxes                                                        (2,249,366)               (2,287,339)
Income taxes (Note 7)                                                    286,944                       -0-

Loss from continuing operations                                       (2,536,310)               (2,287,339)

Discontinued Operations:
  Gain on sale of Resort Club less applicable
    taxes of $-0-                                                            -0-                10,302,712

Net income from discontinued operations                                      -0-                10,302,712

Net income (loss)                                                   $ (2,536,310)             $  8,015,373

Loss per common share -
  continuing operations                                             $      (0.31)             $      (0.30)

Income per common share -
  discontinued operations                                           $       0.00              $       1.35

Net income (loss)per common share                                   $      (0.31)             $       1.05

Weighted average number of share used in
  computing net income (loss) per share                                8,243,825                 7,630,576




                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2001 and 2000



                                      Capital
                 Common     Par       in Excess        Accum            Other                  Treasury
                 Stock      Value     of Par           Deficit          Comprehensive Loss     Stock            Total
                 -----      -----     ------           -------          ------------------     -----            -----

Balance -
September
30, 1999       7,630,576   $76,306   $5,819,484     $(12,292,314)             0                $(1,400,913)      $(7,797,437)

Net Income                                             8,015,373                                                   8,015,373

Unrealized
losses on
securities                                                              (34,836)                                     (34,836)

Balance -
September
30, 2000       7,630,576    76,306    5,819,484       (4,276,941)       (34,836)                (1,400,913)          183,100




Conversion of
 Redeemable
 Common
 Stock         1,622,000    16,220    1,273,603                                                                    1,289,823

Net Loss                                              (2,536,310)                                                 (2,536,310)

Unrealized
Losses on
Securities                                                               (6,023)                                      (6,023)

Balance -
September
30, 2001       9,252,576   $92,526   $7,093,087      $(6,813,251)       (40,859)               $(1,400,913)      $(1,069,410)





                                                See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000



                                                                        2001                       2000
                                                                        ----                       ----

Cash flows from operating activities:
  Net income (loss)                                                $ (2,536,310)               $  8,015,373

Adjustments to reconcile net income
 to net cash (used in) operating activities:
  Depreciation and amortization                                          13,077                      10,775
  Amortization of deferred financing costs                               52,082                     117,034
  Amortization of interest income                                           -0-                     (60,017)
  Gain on sale of Resort club                                               -0-                 (10,302,712)
  Bad debt expense                                                      459,861                     532,922
  Debt conversion expense                                               214,823                         -0-
  Income tax benefit                                                    286,944                         -0-
  Unrealized loss on valuation
     of RiceX investment                                                    -0-                     459,191

Changes in assets and liabilities:
  Membership receivables                                                618,643                     988,618
  Other receivables                                                      66,052                     202,845
  Prepaid expenses and other assets                                     (25,781)                       (106)
  Accounts payable and accrued liabilities                              (51,504)                    (91,729)
  Deferred revenue                                                      (35,210)                   (140,841)
Net cash (used in) operating activities                                (937,323)                   (268,647)

Cash flows from investing activities:
  Sale of Marketable Securities                                             702                      31,012
  Investment in real estate and real estate
    related activities                                                  (18,459)                      1,122
  RiceX Note Receivable                                                     -0-                   1,750,000
  RiceX Loan Participation                                              948,655                    (948,655)
  RiceX Investment                                                      (17,215)                    329,593
  Stonehill Recreation note receivable                                  612,926                          45
  Capital Expenditures                                                  (23,032)                    (39,706)
Net cash provided by investing
  activities                                                          1,503,577                   1,123,411

Cash flows from financing activities:
  Repayment of borrowings                                              (578,980)                   (835,802)
  Purchase of redeemable common stock                                       -0-                     (75,000)
Net cash(used in) financing
  activities                                                           (578,980)                   (910,802)

Decrease in cash and cash equivalents                                   (12,726)                    (56,038)
Cash and cash equivalents, October 1,                                    26,072                      82,110
Cash and cash equivalents, September 30,                           $     13,346                $     26,072





                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                      2001             2000
                                                      ----             ----

  Gain on sale of Resort Club (Note 2)                -0-           (10,302,712)
  Membership receivables (Note 2)                     -0-            (1,456,917)
  Accrued Interest and other
    receivables (Note 2)                              -0-            (1,065,472)
  Prepaid expenses and other
    assets (Note 2)                                   -0-              (235,566)
  Accounts Payable and accrued
    expenses (Note 2)                                 -0-              (673,311)
  Fixed assets (Note 2)                               -0-               (91,412)
  Debt (Note 2)                                       -0-            13,825,390
  Membership Receivables (Notes 2&8)               (1,701,989)          -0-
  Real estate related activities (Notes 2&8)         (272,332)          -0-
  Accounts Payable (Notes 2&8)                        822,907           -0-
  Debt  (Notes 2&8)                                 1,151,414           -0-
  Common Stock (Note 10)                              (16,220)          -0-
  Additional Paid In Cap (Note 10)                 (1,273,603)          -0-
  Accumulated deficit (Note 10)                       214,823           -0-
  Redeemable Common Stock (Note 10)                 1,075,000           -0-

Total Non-Cash Operating, Investing
      and Financing Activities                   $    -0-          $    -0-















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



Going Concern

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. For the year ended September 30, 2001 the Company incurred a net loss of $2,536,310. In addition, the Company used net cash from operating activities of $937,323. As of September 30, 2001, the Company's current liabilities exceeded its current assets by $1,631,372 and it had no material revenues.



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

Property, equipment, furniture, and fixtures consisted of the following at September 30, 2001:

Buildings and improvements                                              $127,502
Furniture, fixtures and equipment                                        134,215
     Subtotal                                                            261,717
  Less:  Accumulated depreciation and
   amortization                                                          104,536
Net property, equipment, furniture, and fixtures                        $157,181

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

1. Summary of Significant Accounting Policies (Continued)

Investments

Investment securities, which consist principally of common stock, are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that debt and equity securities be classified as either trading, available-for-sale or held-to-maturity. As of September 30, 2001 all of the Company's securities were available for sale.

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

Comprehensive Income (Loss)

SFAS No. 130 "Reporting Comprehensive Income," requires unrealized gains and losses on the Company's available for sale securities to be included in Other Comprehensive Income. The Company has recorded unrealized losses on securities as Other Comprehensive Loss in the amount of $6,023 and $34,836 for the years ended September 30, 2001 and 2000, respectively.

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

1.  Summary of Significant Accounting Policies (Continued)

Rental Income

The Company owns three condominium units in Fort Lee, New Jersey. The Company purchased a note and mortgage on these units in December 1995. The Company acquired the fee ownership of these units in July 1996 through a deed in lieu of foreclosure. The Company is holding these units for resale. Two of the units had been rented on a month - to - month basis. As of September 30, 2001, these two units were not rented. The third unit, which is rent controlled, is currently rented for $300 per month. The Company recognizes rental income as it is received.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation

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

Resort Club Accommodation Inventory Held in Trust

Management determined that in order to adequately assure to the members the availability of the Resort Club accommodations, title to certain of the resort condominium properties needed to be conveyed to and held by a trustee. A trustee holds fee simple title and leasehold interests to 42 condominium units including 27 units that are the subject of mortgages aggregating as of September 30, 1999 approximately $1,194,000. These mortgages will be repaid out of the net member receivables of Resort Club aggregating approximately $1,266,000 as of September 30, 1999. The trustee will administer the collection of the annual maintenance assessments from membership owners, which will be applied to the payment of insurance, taxes, maintenance fees and capital improvements. Under the trust agreement, the Company has the right to rent unused inventory and collect rental income. However, the Company has not collected such income. Such income is used to cover the deficiency in meeting the annual maintenance and operating expenses of the properties. It is unlikely, because of the magnitude of the deficiency, that any such rental collections will ever be collected by the Company. Under the trust agreement, the Company has the right to replace the Trustee of the Trust on thirty days notice. Under the terms of the trust, the trust assets will revert to the Company upon the expiration of the term of the trust and from time to time prior thereto to the extent the assets are not required by the Trust to fulfill the availability requirements of members. The trust will continue until the expiration date of the last membership interest, estimated to occur primarily in 2023 to 2024. The condominiums in trust have been recorded on the Company's books in the amount of $272,000 as of September 30, 2000. In fiscal 2001 the Company transferred its interest in the Trust assets to Berkowitz Wolfman as a reduction in principal of an outstanding note and as consideration for modifying the loan (see Note 8).

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

2.   Discontinued Operations - Resort Club (continued)

As of March 1, 2000, the Company negotiated the sale of its 65% interest in Resort Club. The transaction is effective October 1, 1999, and requires the Company to use its best efforts but is not obligated to restructure certain notes payable to GAR, Inc. and others, which aggregate approximately $11,483,000 at September 30, 1999. In addition, the Company agreed to pay down existing mortgages on condominium units owned by Resort Club and fund a deficit of up to $800,000 to enable Resort Club to fulfill its obligations pursuant to its agreements with members. Pursuant to the terms of the transaction, the Company is entitled to receive a 3% royalty payment of the gross revenues of Resort Club. No minimum payment of royalty is required under the agreement and the transaction was not conditioned upon the receipt of any payment under the royalty arrangement. When recording this transaction as a sale, the Company took into consideration that the 3% royalty payment is subordinate to the prior payments under the GAR Notes of approximately $11.5 million. The Company concluded, in view of these obligations, that realization of any royalty payment is remote and not a material part of the transaction. As a result of the sale, a gain of $10,302,712 was recorded which is broken out as follows:

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

4. Note Receivable- Stonehill Recreation Corporation

Through September 30, 1999, the Company had loaned an aggregate $3,128,787 to Stonehill Recreation, the former owner and operator of a multipurpose spa facility located in the Great Gorge Village, Vernon, New Jersey. These loans are due on demand and are unsecured. During the year ended September 30, 2000, a secured lender foreclosed against the assets of Stonehill, which resulted in ownership of Stonehill's spa facility being transferred to The Spa at Crystal Springs, Inc. ("The Spa at CS") in July 2000. The Company owns 27 condominium lots in Vernon, New Jersey. In addition, the Company is negotiating the purchase of approximately 70 additional condominium lots and 3 commercial condominium lots. The Spa at CS agreed, in consideration of the Company entering into a joint venture agreement with it with respect to the joint development of certain real estate lots, to indemnify the Company from loss or damage the Company may suffer as a result of claims, costs or judgments against it arising from loans made to Stonehill Recreation up to the amount of $3.1 million less a real estate tax refund which has been received in the amount of $468,726. Such indemnification agreement remains in effect from April 1, 2001 until March 31, 2003. The loans owing by Stonehill Recreation to the Company are due on demand and are unsecured. Pursuant to such indemnification agreement, The Spa at CS paid approximately $613,000 to the Company during the year ended September 30, 2001, which includes a real estate tax refund of approximately $469,000. As part of the indemnity agreement, The Spa at CS agreed to limit its secured borrowings to no more than $4.1 million, subject to its ability to use its assets to cross-collateralize indebtedness of entities affiliated with the Spa. Because the indemnity does not cover interest, the Company recorded a discount of approximately $459,900 in order to yield an effective interest rate of 9.5% assuming a balloon payment on March 31, 2003. For the year ended September 30, 2001 the Company recorded $106,590 of original issue discount interest which it fully reserved. Accordingly, the carrying value of the Stonehill Recreation note receivable as of September 30, 2001 was approximately $2,056,000.


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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

6.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2001 consist of the following:

Accounts payable                                                      $   22,130
Accrued reserve to former president                                      350,000
Accrued real estate taxes                                                 55,326
Accrued condo association fees                                            80,110
Accrued income taxes                                                     921,214
Accrued interest                                                          33,018
                                                                      $1,461,798

The accrued income taxes of $921,214 represent unpaid taxes including interest and penalties due the state of Alabama, which remain unpaid.

7.  Income Taxes

The tax expense (benefit) for the years ended September 30, 2001 and 2000 consists of the following components:

                                         2001               2000
                                         ----               ----
Current
    Federal                          $    286,944         $(43,118)
    State                                  -0-             (22,213)
                                          286,944          (65,331)
Deferred
    Federal                                -0-               -0-
    State                                  -0-               -0-
                                           -0-               -0-

                                     $    286,944         $(65,331)

The income tax benefit for the year does not bear the expected relationship between pretax loss and the federal corporate income tax rate of 34% because of the direct effect of state and local income taxes.

The reconciliation between the actual and expected federal tax is as follows:

Federal corporate tax rate of 34% and applicable
 AMT applied to pretax loss                             $   286,944    $(39,155)

State and local taxes, net of federal benefit                -0-        (20,418)

Effect of non-deductible entertainment                       -0-         (5,758)

Effect of tax vs. book depreciation                          -0-           -0-

Effect of capital loss carry forward                         -0-           -0-

Effect of NOL limitation                                     -0-           -0-

Total tax benefit                                       $   286,944    $(65,331)

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

7.  Income Taxes (continued)

Deferred income taxes as reported on the balance sheet consists of:
                                                      September 30,
                                               --------------------------
                                                   2001           2000
                                               -----------    -----------

Deferred tax assets                            $ 6,597,923    $ 5,733,308
Deferred tax liabilities                            -0-            -0-
Valuation allowance                             (6,597,923)    (5,733,308)
                                               $    -0-       $    -0-

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

The Company had previously recorded an income tax benefit from an income tax receivable in the amount of $286,944. During the year ended September 30, 2001, the Company has determined the refund receivable will not be forthcoming and has charged operations accordingly.

8.  Debt

Secured Debt

At September 30, 2001, the Company is obligated to Berkowitz Wolfman Assoc., Inc. in the amount of $2,420,984 including accrued interest arising out of cash advances. During the second quarter of fiscal 2001, the Company entered into an agreement with Berkowitz Wolfman whereby in consideration for assigning all the Company's right, title and interest to the remainder interest in the Resort Club Inventory Trust, Resort Club membership receivables and an assignment of a real estate tax refund, the due date of the Berkowitz Wolfman note payable was extended to December 1, 2002 and the interest rate was decreased from 15% to 10%. Pursuant to the terms of the agreement, the principal amount of the Berkowitz Wolfman note payable was decreased by $1,620,340 resulting from the assignment of the Trust Inventory valued at $272,332, net Membership Receivables in the amount of $879,082 and the real estate tax refund of $468,926.

The assignment of the remainder interest in the Trust's condominium units was valued at $272,332 for the purpose of determining the amount to be credited against the debt, representing the parties' estimate at the time of the present value, discounted at 10%, of the value of the future interest in the condominium inventory, based upon the actual remaining years each condominium would be held in the trust. Under the terms of the assignment, this valuation can be subsequently challenged by either party. Accordingly, if this valuation is subsequently challenged and the effect is to reduce the valuation, the Company's obligation to Berkowitz Wolfman may be greater.

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

Secured Debt as of September 30, 2001 is summarized as follows:

 Building and land, 9%, principal
   and interest of $901 payable
   monthly to August 2004, balloon
   payment of $65,216 at September 20, 2004                         $    77,475
  Loan Agreement, 10% interest due December 1, 2002                   2,420,984
  Loan Agreements dated May 18, 1997, August 6, 1997,
   and January 15, 1999, 12.25% interest due monthly
   with monthly principal payments of $50,000,
   balance due March 13, 2000                                           245,000
  Total mortgages                                                     2,743,459
Less total current portion                                              248,999
Total non-current portion                                           $ 2,494,460


Notes Payable

Note Payable to bank, payable in monthly installments of $832.03 including interest at 9.25%, final payment due September 2005.

Other Information

Aggregate principal reductions of debt as of September 30, 2001 are summarized as follows (000's omitted):

                          Secured         Notes
Fiscal Year               Debt            Payable         Total
-----------               ----            -------         -----

2002                      $  248,999      $   14,639      $  263,638
2003                      $    4,375      $    6,635      $   11,010
2004 and thereafter       $2,490,085      $   19,909      $2,509,994

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 and 2000

11.      Joint Venture - Condominiums at Stonehill

As of March 31, 2001, the Company has invested $495,941 in a joint venture with The Spa at Crystal Springs, Inc. The Company's investment is in the form of the conveyance of 27 condominium lots to the joint venture carried on the Company's balance sheet as of March 31, 2001 at $495,941. The carrying value of the Company's investment at March 31, 2001 was based on cost. The Spa has agreed to contribute to the venture in cash an amount equal to the fair market value of the Company's contribution of the lots, or $495,941. The joint venture, known as Condominiums at Stonehill is to be utilized as a vehicle to rent condominiums, when constructed, on a daily fee basis to third party individuals visiting the Mountain Creek resort area and the Crystal Springs Golf and Spa Resort located in Sussex County, New Jersey. Both the Company and the Spa at Crystal Springs, Inc. each have a 50% interest in the joint venture. The Company's investment will be accounted for under the equity method. Under APB No. 18, the Company is required to recognize its share of income and loss from the Joint Venture by the application of the equity method. As of September 30, 2001 there has been no activity by the Joint Venture and therefore the Company has not recognized any share of income or loss from the Joint Venture.


12.  Subsequent Events (Unaudited) Not Covered By Independent
Auditor's Report

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

In January 2002, a lawsuit was filed against the Company for non payment of association fees on the Company's condominium units in Fort Lee, New Jersey. The Company disagrees with the amounts assessed by the association and plans to defend the lawsuit.