Form 10QSB
period 2002-03-31
DOMINION RESOURCES INC /DE/
filed 2002-05-20
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB
                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                       Class Outstanding at April 1, 2002
                     Common Stock, $0.01 par value 9,252,576

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                          QUARTER ENDED March 31, 2002

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

Condensed consolidated balance sheets .......................................3-4

Condensed consolidated statements of operations .............................5-6

Condensed consolidated statements of cash flows .............................7-8

Notes to condensed consolidated financial statements .......................9-11

Item 2.  Management's Discussion and Analysis of Financial ................12-18
         Condition and Results of Operations.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ....................................19

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                March 31,         September 30,
                                                2002              2001
                                                (Unaudited)       (See note below)
Current assets:
Cash and cash equivalents                       $     22,869       $       13,346
Prepaid expenses and other assets                      8,918               33,266
Investment in marketable securities                      554                  554
Other receivables                                        494                5,494
Note receivables - Stonehill Recreation            2,056,000                    0
Mortgage receivables                                  30,594               33,043
RTC Mortgages                                          4,506                8,361
          Total current assets                     2,123,935               94,064

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization of $101,298 at March 31,
  2002 and $104,536 at September 30, 2001            120,712               157,181

Other assets:
 Mortgage receivables                                151,336               150,422
 Other receivables                                    44,267                44,267
 Note receivable - Stonehill Recreation                    0             2,056,000
 Investment in RiceX, Inc.                            41,827                41,827
 Joint Venture - Condominiums at Stonehill           495,941               495,941
 Real estate - Fort Lee Properties                   137,328               137,328
          Total other assets                         870,699             2,925,785
          Total assets                         $   3,115,346         $   3,177,030


Note: The balance sheet at September 30, 2001, has been taken from the audited financial statements at that date and condensed.


                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                March 31,         September 30,
                                                2002              2001
                                                (Unaudited)       (See note below)
Current Liabilities:
 Secured debt, current portion                  $  2,766,544      $    248,999
 Notes payable, current portion                            0            14,639
 Accounts payable and accrued liabilities          1,607,354         1,461,798
          Total current liabilities                4,373,898         1,725,436

Long-term liabilities:
 Secured debt, net of current maturities             162,597         2,494,460
 Notes Payable                                             0            26,544
         Total long-term liabilities                 162,597         2,521,004

Commitments and Contingencies (Note 5):

Stockholders' deficit:
 Common stock, $0.01 par value; Authorized
  - 25,000,000 Shares; issued and outstanding
  - 9,252,576 shares at March 31, 2002
  and September 30, 2001                              92,526            92,526
 Additional paid-in-capital                        7,093,087         7,093,087
 Accumulated deficit                              (7,164,990)       (6,813,251)
 Accumulated Other Comprehensive loss                (40,859)          (40,859)
 Less: 1,350,646 shares held in treasury
  at March 31, 2002 and September 30, 2001        (1,400,913)       (1,400,913)
          Total stockholders' deficit             (1,421,149)       (1,069,410)
          Total liabilities and
            stockholders' deficit              $   3,115,346     $   3,177,030


Note: The balance sheet at September 30, 2001, has been taken from the audited financial statements at that date and condensed.


                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                      2002              2001
Revenues:
 Other revenue                                   $     2,098       $     1,499
       Total revenues                                  2,098             1,499

Expenses:
 Other operations                                     23,617            39,564
 General and administrative expenses                 202,258           681,179
 Depreciation and amortization                         4,879             3,829
       Total expenses                                230,754           724,572

Loss from operations                                (228,656)         (723,073)

Other income (expenses):
 Interest income                                       7,582            58,709
 Interest expense                                   (128,803)         (259,982)
 Other income - RiceX                                      0            17,215
 Amortization of deferred financing costs                  0           (48,280)
 Loss on sale of fixed assets                         (1,862)                0
 Bad debt expense(Note 6)                                  0          (459,861)
        Total other income (expenses)               (123,083)         (692,199)

Loss before provision for income taxes              (351,739)       (1,415,272)
  Provision for income taxes                               0                 0
Net loss                                            (351,739)       (1,415,272)

Net loss per common share                             $(0.04)          $ (0.19)

Weighted average number of share used in
  computing net loss per share                     9,252,576         7,630,576


                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                           2002            2001
Revenues:
 Other revenue                                         $       899   $       899
       Total revenues                                          899           899

Expenses:
 Other operations                                            6,319        20,009
 General and administrative expenses                       117,524       497,251
 Depreciation and amortization                               2,947         1,915
       Total expenses                                      126,790       519,175

Loss from operations                                      (125,891)     (518,276)

Other income (expenses):
 Interest income                                             3,396        19,680
 Interest expense                                          (34,802)     (101,165)
 Other income - RiceX                                            0        17,215
 Amortization of deferred financing costs                        0       (19,021)
 Loss on sale of fixed assets                               (1,862)            0
 Bad debt expense(Note 6)                                        0      (459,861)
        Total other income (expenses)                      (33,268)     (543,152)

Loss before provision for income taxes                    (159,159)   (1,061,428)
  Provision for income taxes                                     0             0
Net loss                                                  (159,159)   (1,061,428)

Net loss per common share                                  $(0.02)       $ (0.14)

Weighted average number of share used in
  computing net loss per share                           9,252,576      7,630,576


                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                     2002                   2001
Cash flows from operating activities:
  Net Loss                                      $    (351,739)             $ (1,415,272)
Adjustments to reconcile net
 loss to net cash (used
 in) operating activities:
  Loss on sale of fixed assets                          1,862                    0
  Depreciation and amortization                         4,879                3,829
  Amortization of deferred financing costs                  0               48,280
  Bad Debt Expense                                          0              459,861
Changes in assets and liabilities:
  Membership receivables                                    0              618,643
  Other receivables                                     5,000              (20,772)
  Prepaid expenses and other assets                    24,348                 (978)
  Accounts payable and accrued expenses               145,556              (66,165)
  Deferred revenue                                          0              (35,210)
Net cash (used in)
     operating activities                            (170,094)            (407,784)
Cash flows from investing activities:
  Sale of (investment in) real estate
   and real estate related activities                   3,855              (24,882)
  Mortgage receivables                                  1,535                    0
  Sale of marketable securities                             0                   41
  RiceX - loan participation                                0              948,655
  Ricex- Investment                                         0              (17,215)
  Stonehill Recreation                                      0              468,926
  Capital expenditures                                      0                 (499)
Net cash provided by investing activities               5,390            1,375,026
Cash flows from financing activities:
  Net borrowings (repayments)                         174,227             (962,027)
Net cash provided by (used in) financing activities   174,227             (962,027)
Increase in cash and cash equivalents                   9,523                5,215
Cash and cash equivalents balance, beginning
  of period                                            13,346               26,072
Cash and cash equivalents balance, end of period    $  22,869           $   31,287



                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                             SUPPLEMENTARY SCHEDULE
            OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                2002              2001
Total Non-Cash Operating, Investing
  and Financing Activities

  Membership Receivables                       $     0      $ (1,701,989)
  Real estate related activities                     0          (272,332)
  Accounts Payable                                   0           822,907
  Debt                                               0         1,151,414
                                                $    0      $          0



                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and September 30, 2001, the results of operations for the six months ended March 31, 2002 and 2001, and cash flows for the six months ended March 31, 2002 and 2001. Operating results for the six months ended March 31, 2002, are not necessarily indicative of the results which may be expected for the year ending September 30, 2002. These statements should be read in conjunction with Form 10-KSB/A for fiscal 2001 which is on file with the Securities and Exchange Commission.

Note 2 - Going Concern:

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. For the year ended September 30, 2001 and six months ended March 31, 2002, the Company incurred net losses of $2,536,310 and $351,739, respectively. In addition, the Company used net cash from operating activities of $937,323 and $170,094 for the same respective periods. As of March 31, 2002, the Company's current liabilities exceeded its current assets by $2,249,963 and it had no material revenues.


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

NOTE 4 - RELATED PARTY TRANSACTIONS:

Since April 1, 2001, the Company has not been a party to any material transactions with any officers, directors or holders of more than 5% of the outstanding common stock of the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

In October 1999, the Company received a Letter and Examination Report from the District Director of the Internal Revenue Service ("IRS") that proposed a tax deficiency based on an audit of the Company's consolidated 1995 tax return. The Examination Report proposed adjustments that the Company does not agree to.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued):

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

Note 6 - Note Receivable - Stonehill Recreation:

During the second quarter of fiscal 2001, the Spa at Crystal Springs agreed, in consideration of the Company entering into a joint venture agreement with it with respect to the joint development of certain real estate lots, to indemnify the Company from loss or damage the Company may suffer as a result of claims, costs or judgments against it arising from loans to Stonehill Recreation up to the amount of $3.1 million less a real estate tax refund which has been received in the amount of $468,726. Such indemnification agreement remains in effect from April 1, 2001 until March 31, 2003. The loans owing by Stonehill Recreation to the Company are due on demand and are unsecured. As part of the indemnity agreement, the Spa at Crystal Springs agreed to limit its secured borrowings to no more than $4.1 million, subject to its ability to use its assets to cross-collateralize indebtedness of entities affiliated with the Spa at Crystal Springs. Because the indemnity does not cover interest, the Company recorded the transaction with a discount of $459,861 in order to yield an effective interest rate of 9.5%, with a balloon payment on March 31, 2003. Accordingly, the carrying value of the Stonehill Recreation note receivable is $2,056,000 as of March 31, 2002.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

Note 7 - Joint Venture - Condominiums at Stonehill:

As of March 31, 2001, the Company has invested $495,941 in a joint venture with The Spa at Crystal Springs, Inc. The Company's investment is in the form of the conveyance of 27 condominium lots to the joint venture carried on the Company's balance sheet as of March 31, 2001 at $495,941. The carrying value of the Company's investment at March 31, 2001 was based on cost. The Spa has agreed to contribute to the venture in cash an amount equal to the fair market value of the Company's contribution of the lots, or $495,941. The joint venture, known as Condominiums at Stonehill is to be utilized as a vehicle to rent condominiums, when constructed, on a daily fee basis to third party individuals visiting the Mountain Creek resort area and the Crystal Springs Golf and Spa Resort located in Sussex County, New Jersey. Both the Company and the Spa at Crystal Springs, Inc. each have a 50% interest in the joint venture. The Company's investment will be accounted for under the equity method. Under APB No. 18, the Company is required to recognize its share of income and loss from the Joint Venture by the application of the equity method. As of March 31, 2002 there has been no activity by the joint venture and therefore the Company has not recognized any share of income or loss from the joint venture.

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


A.       Liquidity and Capital Resources

During the first six months of fiscal 2002, the Company had a net loss of $351,739. Included in the net loss is depreciation of $4,879 and a loss on the sale of fixed assets of $1,862, which are non-cash expenses.

Also during the first six months of the fiscal 2002, changes in assets and liabilities included an increase in cash resulting from changes in prepaid expenses and other assets of $24,348, other receivables of $5,000 and accounts payable and accrued expenses of $145,556. After reflecting the net changes in assets and liabilities, net cash used in operations was approximately $170,100.

During the first six months of the fiscal 2002, investing activities provided net cash of approximately $5,400 and includes the collection of principal from the RTC Mortgages of $3,855 and mortgage receivables of $1,535.

During the first six months of the fiscal 2002, financing activities provided net cash of $174,227, which resulted from additional borrowings of $221,561 offset by repayments of debt of $47,334.

Accordingly, during the first six months of fiscal 2002, the Company's cash increased by approximately $9,500.


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

B.       Results of Operations

Continuing Operations:

Six months ended March 31, 2002 compared with six months ended March 31, 2001.

Other revenue was $2,098 in the first six months of fiscal 2002 compared with $1,499 in the first six months of fiscal 2001 for an increase of $599. The increase in revenues was the result of increased rental income from the company's condominiums in Fort Lee, New Jersey.

Other operations expenses were $23,617 in the first six months of 2002 compared with $39,564 in the first six months of fiscal 2001, for a decrease of $15,947 or 40.31%. The decrease was primarily the result of lower storage fees with respect to storing the Company's brewery equipment and lower utility costs.

General and administrative expenses were $202,258 in the first six months of fiscal 2002 compared with $681,179 in the first six months of fiscal 2001, for a decrease of $478,921 or 70.31% primarily as a result of lower legal and professional fees and an accrual of a $350,000 reserve relating to the Tierney settlement which was incurred in fiscal 2001.

Depreciation and amortization was $4,879 in the first six months of fiscal 2002 compared to $3,829 in the first six months of fiscal
2001, resulting in an increase of $1,050 as a result of depreciation charged on storage containers purchased in fiscal 2001 used for storing the Company's brewery equipment.

Interest income was $7,582 in the first six months of fiscal 2002, compared with $58,709 in the first six months of fiscal 2001. The decrease of $51,127 was primarily the result of a reserve of interest income relating to the Stonehill Recreation loan receivable.


Interest expense was $128,803 in the first six months of fiscal 2002, compared with $259,982 in the first six months of fiscal 2001. The decrease of $131,179 was the result of a decrease in debt for the comparable periods and a decrease in the interest rate charged on the Berkowitz Wolfman loan.

Other income - RiceX was $17,215 in the first six months of fiscal 2001. This was the result of a transaction relating to the purchase of 48,866 shares of RiceX Common Stock and a warrant to purchase 194,470 shares of RiceX Common Stock. The Company had no other income in fiscal 2002 in regard to RiceX.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

B.       Results of Operations (continued)

Continuing Operations (continued):

Amortization of deferred financing costs consist primarily of deferred financing costs associated with the Company's borrowings from Binghamton Savings Bank and Public Loan Corp. These costs were fully amortized in fiscal 2001. Therefore, the Company amortized $48,280 of deferred financing costs in the first six months of fiscal 2001 and none for the first six months of fiscal 2002.

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

Need for Additional Capital. The Company had cash of $22,869 and liabilities of $4,536,495 including current liabilities of $4,373,898 as of March 31, 2002. In addition to the capital it will require to fund a potential business acquisition, the Company may require additional financing in order to fund the operations of any business it may acquire. This financing may consist of the issuance of debt or equity securities. These funds might not be

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RISK FACTORS (continued)

available, if needed, or might not be available on terms acceptable to the Company and may result in dilution to existing investors.

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

         During the quarter ended March 31, 2002:

         None.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              DOMINION RESOURCES, INC.


Dated:May 20, 2002                            By:   /s/ Joseph R. Bellantoni
                                              Joseph R. Bellantoni
                                              President, Chief Executive Officer
                                              and Chief Financial Officer