Form 10QSB
period 2002-06-30
DOMINION RESOURCES INC /DE/
filed 2002-08-19
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

                        Yes   / X /       No   /   /

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

               Class                      Outstanding at August 1, 2002
     Common Stock, $0.01 par value                 9,252,576

DOMINION RESOURCES, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTER ENDED June 30, 2002
FINANCIAL INFORMATION

PART I

Item 1.  Financial Statements

The attached unaudited financial statements of Dominion Resources, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

Condensed consolidated balance sheets                                       1-2

Condensed consolidated statements of operations                             3-4

Condensed consolidated statements of cash flows                             5-6

Notes to condensed consolidated financial statements                        7-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                              9-15

PART II
OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    16

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  June 30,       September 30,
                                                    2002             2001
                                                (Unaudited)     (See note below)
ASSETS

Current assets:
Cash and cash equivalents                       $      5,229      $   13,346
Prepaid expenses and other assets                      7,370          33,266
Investment in marketable securities                      554             554
Other receivables                                        494           5,494
Note receivables - Stonehill Recreation            2,056,000              --
Mortgage receivables                                  34,676          33,043
RTC mortgages                                            652           8,361
          Total current assets                     2,104,975          94,064

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization of $102,892 at June 30,
  2002 and $104,536 at September 30, 2001            119,119         157,181

Other assets:
Mortgages receivables                                151,336         150,422
Other receivables                                     44,267          44,267
Note receivable - Stonehill Recreation                    --       2,056,000
Joint Venture - Condominiums at Stonehill            495,941         495,941
Investment in RiceX, Inc.                             41,827          41,827
Real estate - Fort Lee properties                    137,328         137,328
          Total other assets                         870,699       2,925,785
          Total assets                          $  3,094,793      $3,177,030

Note: The balance sheet at September 30, 2001, has been taken from the audited financial statements at that date and condensed.

                             See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                  June 30,       September 30,
                                                    2002             2001
                                                (Unaudited)     (See note below)
Current Liabilities:
 Secured debt, current portion                  $  3,112,915      $  248,999
 Notes payable, current portion                           --          14,639
 Accounts payable and accrued liabilities          1,480,192       1,461,798
          Total current liabilities                4,593,107       1,725,436

Long-term liabilities:
 Secured debt, net of current maturities             142,598       2,494,460
 Notes payable, net of current maturities                 --          26,544
         Total long-term liabilities                 142,598       2,521,004

Commitments and Contingencies:

Stockholders' deficit:
 Common stock, $0.01 par value; authorized
  - 25,000,000 Shares; issued and outstanding
  - 9,252,576 shares at June 30, 2002
    and at September 30, 2001,
    respectively                                      92,526          92,526
 Additional paid-in-capital                        7,093,087       7,093,087
 Accumulated deficit                              (7,384,753)     (6,813,251)
 Accumulated other Comprehensive Loss                (40,859)        (40,859)
 Less: 1,350,646 shares held in treasury
  at June 30, 2002 and at September 30, 2001      (1,400,913)     (1,400,913)
          Total stockholders' deficit             (1,640,912)     (1,069,410)
          Total liabilities and
            stockholders' deficit              $   3,094,793      $3,177,030

Note: The balance sheet at September 30, 2001, has been taken from the audited financial statements at that date and condensed.

                             See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

                                                  2002           2001
Revenues:
 Other revenue                               $   2,998     $     2,698
       Total revenues                            2,998           2,698

Expenses:
 Other operations                               26,173          59,111
 General and administrative expenses           279,167         825,707
 Depreciation and amortization                   6,472           5,743
       Total expenses                          311,812         890,561

Loss from operations                          (308,814)       (887,863)

Other income (expenses):
 Interest income                                11,664          46,574
 Interest expense                             (272,490)       (340,422)
 Loss on sale of fixed assets                   (1,862)             --
 Other income - RiceX                               --          17,215
 Amortization of deferred financing costs           --         (52,082)
 Bad debt expense                                   --        (459,861)
 Debt conversion expense                            --        (214,823)
        Total other income (expenses)         (262,688)     (1,003,399)

Net loss before provision for income taxes    (571,502)     (1,891,262)
  Provision for income taxes                        --              --

Net loss                                     $(571,502)    $(1,891,262)


Net loss per common share                    $   (0.06)    $     (0.24)

Weighted average number of shares used in
  computing net loss per share               9,252,576       7,724,800

                             See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED June 30, 2002 AND 2001
(Unaudited)
                                                      2002              2001
Revenues:
 Other revenue                                    $     900         $   1,199
       Total revenues                                   900             1,199

Expenses:
 Other operations                                     2,556            19,547
 General and administrative expenses                 76,909           144,528
 Depreciation and amortization                        1,593             1,914
       Total expenses                                81,058           165,989

Loss from operations                                (80,158)         (164,790)

Other income (expenses):
 Interest income                                      4,082           (12,135)
 Interest expense                                  (143,687)          (80,440)
 Amortization of deferred financing costs                --            (3,802)
 Debt conversion expense                                 --          (214,823)
        Total other income (expenses)              (139,605)         (311,200)

Net loss before provision for income taxes         (219,763)         (475,990)
  Provision for income taxes                             --                --

Net loss                                          $(219,763)        $(475,990)

Net loss per common share                         $   (0.02)        $   (0.06)

Weighted average number of shares used in
  computing net loss per share                    9,252,576         8,450,488

                             See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

                                                        2002          2001
Cash flows from operating activities:
  Net loss                                          $(571,502)    $(1,891,262)
Adjustments to reconcile net loss
  to net cash (used in) operating activities:
  Depreciation and amortization                         6,472           5,743
  Loss on sale of fixed assets                          1,862              --
  Amortization of deferred financing costs                 --          52,082
  Bad debt expense                                         --         459,861
  Debt conversion expense                                  --         214,823
Changes in assets and liabilities:
  Membership receivables                                   --         618,643
  Other receivables                                     5,000         (17,605)
  Prepaid expenses and other assets                    25,896         (26,999)
  Accounts payable and accrued liabilities             18,394         (90,172)
  Deferred revenue                                         --         (35,210)
Net cash (used in) operating activities              (513,878)       (710,096)
Cash flows from investing activities:
  Sale of (investment in) real estate
   and real estate related activities                   7,709         (21,028)
  Mortgage receivables                                 (2,547)             --
  Sale of marketable securities                            --             703
  RiceX - loan participation                               --         948,655
  Ricex- Investment                                        --         (17,215)
  Stonehill Recreation                                     --         612,926
  Capital expenditures                                     --          (2,044)
Net cash provided by investing activities               5,162       1,521,997
Cash flows from financing activities:
  Net borrowings (repayments)                         500,599        (782,159)
Net cash provided by (used in) financing activities   500,599        (782,159)
Increase (Decrease) in cash and cash equivalents       (8,117)         29,742
Cash and cash equivalents balance, beginning
  of period                                            13,346          26,072
Cash and cash equivalents balance, end of period    $   5,229     $    55,814

                             See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

                                                  2001          2000
Total Non-Cash Operating, Investing
  and Financing Activities

  Membership Receivables                       $    --     $ (1,701,989)
  Real estate related activities                    --         (272,332)
  Accounts Payable                                  --          822,907
  Debt                                              --        1,151,414
  Common Stock                                      --          (16,220)
  Additional Paid In Capital                        --       (1,273,603)
  Accumulated deficit                               --          214,823
  Redeemable Common Stock                           --        1,075,000
                                                $   --     $         --

                             See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and September 30, 2001, the results of operations for the nine months ended June 30, 2002 and 2001, and cash flows for the nine months ended June 30, 2002 and 2001. Operating results for the nine months ended June 30, 2002, are not necessarily indicative of the results, which may be expected for the year ending September 30, 2002. These statements should be read in conjunction with Form 10-KSB/A for fiscal 2001, which is on file with the Securities and Exchange Commission.

Note 2 - Going Concern:

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. For the year ended September 30, 2001 and nine months ended June 30, 2002, the Company incurred net losses of $2,536,310 and $571,502, respectively. In addition, the Company used net cash from operating activities of $937,323 and $513,878 for the same respective periods. As of June 30, 2002, the Company's current liabilities exceeded its current assets by $2,488,132 and it had no material revenues.

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

NOTE 4 - RELATED PARTY TRANSACTIONS:

Since July 1, 2001, the Company has not been a party to any material transactions with any officers, directors or holders of more than 5% of the outstanding common stock of the Company.

Note 5 - Debt:

On or about January 30, 2002 the Company extended the due date of its loan with Binghamton Savings Bank. Pursuant to the terms of the extension, the Company is required to make monthly principal payments of $10,000 along with interest payable at 12.25%. The remaining principal balance is due on January 12, 2004.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

Note 6 - Stonehill Recreation:

During the second quarter of fiscal 2001, the Spa at Crystal Springs agreed, in consideration of the Company entering into a joint venture agreement with respect to the joint development of certain real estate lots, to indemnify the Company from loss or damage the Company may suffer as a result of claims, costs or judgments against it arising from loans to Stonehill Recreation up to the amount of $3.1 million less a real estate tax refund which has been received in the amount of $468,726. Such indemnification agreement remains in effect from April 1, 2001 until April 1, 2003. The loans owing by Stonehill Recreation to the Company are due on demand and are unsecured. As part of the indemnity agreement, the Spa at Crystal Springs agreed to limit its secured borrowings to no more than $4.1 million, subject to its ability to cross-collateralize indebtedness of entities affiliated with the Spa at Crystal Springs. Because the indemnity does not cover interest, the Company recorded the transaction with an original issue discount of $459,861 in order to yield an effective interest rate of 9.5%, with a balloon payment on March 31, 2003. Through June 30, 2002, the Company recorded $295,840 of original issue discount interest which it fully reserved. Accordingly, the carrying value of Stonehill Recreation note is $2,056,000 as of June 30, 2002.

Note 7 - Joint Venture - Condominiums At Stonehill:

As of March 31, 2002, the Company has invested $495,941 in a joint venture with the Spa at Crystal Springs. The Company's investment is in the form of the conveyance of 27 condominium lots to the joint venture carried on the Company's balance sheet as of June 30, 2002 at $495,941. The carrying value of the Company's investment at June 30, 2002 was based on cost. The Spa has agreed to contribute to the venture in cash an amount equal to the fair market value of Company's contribution of the lots, or $495,941. The joint venture, known as Condominiums at Stonehill is to be utilized as a vehicle to rent condominiums, when constructed, on a daily fee basis to third party individuals visiting the Mountain Creek resort area and the Crystal Springs Golf and Spa Resort located in Sussex County, New Jersey. Both the Company and the Spa at Crystal Springs each have a 50% interest in the joint venture. The Company's investment will be accounted for under the equity method. Under APB No. 18, the Company is required to recognize its share of income or loss from the Joint Venture by application of the equity method. As of June 30, 2002 there has been no activity by the joint venture and therefore the Company has not recognized any share of income or loss from the joint venture.

Note 8 - Subsequent Events:

During the fourth quarter of fiscal 2002, the Company agreed to a proposal by the Internal Revenue Service ("IRS") in connection with the IRS's examination of the Company's consolidated 1995 tax return. Pursuant to the terms of the proposal, the Company agreed to an Alternative Minimum Tax of $41,117.

During the fourth quarter of fiscal 2002, the Company entered into an agreement with Berkowitz Wolfman Assoc., Inc. Pursuant to the terms of the agreement, Berkowitz agreed to reduce the outstanding loan balance as of July 1, 2002 in the amount of $2,495,840 including an adjustment in the amount of $295,840 which represents original issue discount interest accrued in consideration of the Company assigning Berkowitz its right, title and interest in the Stonehill Recreation Note receivable. As of July 1, 2002, the Company owed Berkowitz Wolfman $2,988,916.

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

A.       Liquidity and Capital Resources

During the first nine months of fiscal 2002, the Company had a net loss of approximately $571,500. Included in the net loss is depreciation of $6,472 and a loss on the sale of fixed assets of $1,862, all of which are non-cash expenses.

Also during the first nine months of the fiscal 2002, changes in assets and liabilities included an increase in cash resulting from changes in prepaid expenses and other assets of $25,896, accounts payable and accrued liabilities of $18,394 and other receivables of $5,000. After reflecting the net changes in assets and liabilities, net cash used in operations was approximately $513,900.

During the first nine months of the fiscal 2002, investing activities provided net cash of approximately $5,200 and includes the collection of RTC mortgages of $7,709 offset by an addition to mortgage receivables of $2,547.

During the first nine months of the fiscal 2002, financing activities used net cash of approximately $500,600, which resulted from additional borrowings.

Accordingly, during the first nine months of fiscal 2002, the Company's cash decreased by approximately $8,100.

Future Business Plans

Management presently intends to apply the bulk of the Company's resources in some or all of the following real estate development activities: residential, commercial and resort development. Some of such activities may be conducted with entities affiliated with management. The Company's involvement may be as a sole principal, a partner, a joint venture or in some other form. In addition, the Company is also researching several opportunities in the bioceutical and nutritional supplement businesses.

Despite the foregoing, management reserves the right to apply the Company's resources in other businesses as opportunities present themselves.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

B.       Results of Operations

Nine months ended June 30, 2002 compared with nine months ended June 30, 2001.

Other revenue was $2,998 in the first nine months of fiscal 2002 compared with $2,698 in the first nine months of fiscal 2001 for an increase of $300. The increase in revenues was the result of increased rental income from the company's condominiums in Fort Lee, New Jersey.

Other operations expenses were $26,173 in the first nine months of 2002 compared with $59,111 in the first nine months of fiscal 2001, for a decrease of $32,938 or 55.72%. The decrease was primarily the result of lower storage fees with respect to storing the Company's brewery equipment, lower utility costs, and lower condo association costs as a result of joint venturing the condominiums located in Vernon, New Jersey.

General and administrative expenses were $279,167 in the first nine months of fiscal 2002 compared with $825,707 in the first nine months of fiscal 2001, for a decrease of $546,540 or 66.19% primarily as a result of lower professional fees and as a result of a reserve relating to the Tierney settlement.

Depreciation and amortization was $6,472 in the first nine months of fiscal 2002 compared to $5,743 in the first nine months of fiscal 2001, resulting in an increase of $729. This increase is primarily the result of depreciation charged on storage containers purchased in fiscal 2001 used for storing the Company's brewery equipment.

Interest income was $11,664 in the first nine months of fiscal 2002, compared with $46,574 in the first nine months of fiscal 2001. The decrease of $34,910 was primarily the result of interest earned on the RicX Participation Note.

Other income RiceX was $17,215 in the first nine months of fiscal 2001. This was the result of a transaction relating to the purchase of 48,866 shares RiceX common stock and a warrant to purchase 194,470 shares of RiceX common stock. The Company had no other income in fiscal 2002 in regard to RiceX.

Interest expense was $272,490 in the first nine months of fiscal 2002, compared with $340,422 in the first nine months of fiscal 2001. The decrease of $67,932 was the result of a decrease in debt for the comparable periods and a decrease in the interest rate charged on the Berkowitz Wolfman loan.

Amortization of deferred financing costs consists primarily of deferred financing costs associated with the Company's borrowings from Binghamton Savings Bank and Public Loan Corp. These costs were fully amortized in fiscal 2001. Therefore, the company amortized $52,082 of deferred financing costs in the first nine months of fiscal 2001 and none for the first nine months of fiscal 2002.

During the first nine months of fiscal 2001 the Company recorded a write off of $459,861 in connection with the restructuring of its Note Receivable due from Stonehill Recreation.

During the first nine months of fiscal 2001 the Company recorded debt conversion expense of $214,823 in connection with the conversion of its redeemable common stock. There was no debt conversion expense incurred for the first nine months of fiscal 2002.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

B.       Results of Operations (continued)

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding the Company's plans and objectives relating to its products and services, its future economic performance, the Company's future operations, including plans or objectives relating to its intentions to acquire interests and enter into acquisition and other agreements to acquire or invest in and develop other business interests, regarding raising additional capital and the adequacy of that capital to fund the Company's proposed business plans and objectives, and the ability of the Company's management to complete negotiations for the acquisition of targeted business activities, and the terms on which those acquisitions or transactions can be completed. Such statements also include statements relating to the ability of the Company to provide the funds to enable those businesses to adequately develop and pursue their business plans and to the liquidity of the market for the Company's securities and the ability of investors to sell their securities purchased. Forward-looking statements made in this Report include the assumptions made by management as to the future growth and business direction of the Company. If the Company's assumptions are incorrect, the Company may be unsuccessful in developing as a viable business enterprise. The Company's ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured.Under such circumstance, an investor's entire investment will be in jeopardy and may be lost. The Company's business plan has evolved over time and the Company expects that its plans will evolve further in the future. These changes create additional risks and uncertainties to the investor. The Company's inability to meet its plans and objectives or the consequences to it from adverse developments in general economic or capital market conditions and its inability to raise additional capital could have a material adverse effect on it. The Company cautions investors that various risk factors accompanying those forward-looking statements are described, among other places, under the caption "Risk Factors" herein. They are also described in the Company's Annual Report on Form 10-KSB/A, Quarterly Reports on Form 10-QSB/A, and its Current Reports on Form 8-K. These risk factors could cause the Company's operating results, financial condition and ability to fulfill its plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect its financial condition and its ability to pursue its business strategy and plans.

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

No Current Operations or Revenues. The Company has no current operations or source of revenue. The Company has no significant assets or financial resources. All material operations were discontinued in September 1999. The Company's future is dependent upon its ability to raise additional capital and apply the proceeds to acquire successfully business activities. There is a risk that the Company will be unable to continue as a going concern and consummate a business acquisition. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business acquisition. This may result in the Company incurring net operating losses that could increase continuously until it can consummate a business acquisition. There can be no assurance that the Company can identify a suitable business opportunity and consummate a business acquisition or that any transaction the Company consummates will be on favorable terms or result in profitable operations.

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

Need for Additional Capital. The Company had cash of $5,229 and liabilities of $4,735,705 including current liabilities of $4,593,107 as of June 30, 2002. In addition to the capital it will require to fund a potential business acquisition, the Company may require additional financing in order to fund the operations of any business it may acquire. This financing may consist of the issuance of debt or equity securities. These funds might not be available, if needed, or might not be available on terms acceptable to the Company and may result in dilution to existing investors.

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

Possible Government Regulation. Although the Company is subject to the periodic reporting requirements under the Securities Exchange Act of 1934, as amended, and files annual, quarterly and other reports, management believes it will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since it will not be engaged in the business of investing or trading in securities. If the Company engages in a business acquisition, which results in it holding passive investment interests in a number of entities, it could be subject to regulation under the Investment Company Act. If so, it would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission (the "SEC" or "Commission") or any opinion of counsel as to its status under the Investment Company Act. A violation of the Act could subject it to material adverse consequences.

Continued Control by Existing Management. The Company's management retains significant control and investors may be unable to meaningfully influence the course of action of the Company. The existing management is able to control substantially all matters requiring shareholder approval, including nomination and election of directors and approval or rejection of significant corporate transactions. There is also a risk that the existing management of the Company will pursue an agenda, which is beneficial to themselves at the expense of other shareholders.

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

Possible Future Dilution As A Result Of Business Transaction. The Company's business plan is based upon effectuating a business acquisition or other transaction using the proceeds of capital intended to be raised. Any such acquisition transaction may result in the Company issuing securities as part of the transaction. The issuance of previously authorized and un-issued common shares could result in substantial dilution to the Company's shareholders, which could possibly result in a change in control or management of the Company. There can be no assurance that additional capital can be raised or an acquisition completed.

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION


Part II

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:
             99.1 Chief Executive Officer's Certification
             99.2 Chief Financial Officer's Certification

         (b) Current Reports on Form 8-K
                 None during the quarter ended June 30, 2002

DOMINION RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DOMINION RESOURCES, INC.

Dated:  August 16, 2002                By: /s/ Joseph R. Bellantoni
                                          -------------------------------------
                                          Joseph R. Bellantoni
                                          President, Chief Executive Officer and
                                          Chief Financial Officer