Form 10KSB
period 2002-09-30
DOMINION RESOURCES INC /DE/
filed 2003-01-13
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2002

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

                                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. [ ]

     For the year ended September 30, 2002, the issuer's total revenues were
                                     $3,597

On December 9, 2002, the aggregate market value of the voting stock of Dominion Resources Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Issuer was approximately $4,910,000 based upon the high bid price for such Common Stock on said date in the over-the-counter market as reported by the National Quotation Bureau. On such date, there were 9,627,576 shares of Common Stock of the Issuer outstanding.

          Transitional Small Business Disclosure Format Yes [ ] No [ X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL:

         Dominion Resources, Inc. (the "Company") was, commencing February 1996 through September 1999, principally engaged, through a majority-owned subsidiary, Resort Club, Inc. ("Resort Club"), in the business of offering membership interests to the general public which allows its members to vacation in resort condominiums and utilize certain other amenities primarily located in the Vernon, New Jersey area. In September, 1999, the Board of Directors adopted a plan to dispose of the Resort Club through sale or liquidation. In connection with the Company's disposal plan, Resort Club ceased operations as of September, 1999.

         From time to time, the Company has acquired real property or other assets where it believes there are favorable investment opportunities. At September 30, 2002, these investments included certain real estate assets including 27 vacant condominium lots located in Great Gorge Village, a condominium development comprising a total of approximately 1,300 units situated adjacent to the ski area and summer participation theme park near Vernon, New Jersey. The Company intends to construct condominiums on these properties for the purpose of making short-term vacation rentals. In that connection, the Company has entered into a joint venture agreement, effective March 31, 2001, with The Spa at Crystal Springs, Inc. with respect to the joint development of the lots owned by the Company.

         The Company's joint venture agreement with The Spa at Crystal Springs, Inc. will include the contribution by the Company of its 27 condominium building lots and any additional lots it may acquire within Great Gorge Village. The Spa at Crystal Springs, Inc. will obtain mortgage financing for the development of the properties and make a capital contribution to the joint venture. The Spa at Crystal Springs, Inc. will receive a management fee of approximately 50% of the gross rental income from the condominium units to be constructed. The remaining cash flow, net of debt service and reserves for capital maintenance, from the rental income will be divided equally between the Company and The Spa at Crystal Springs, Inc. The Company will provide administrative services to the joint venture.

         As compensation it received for loans the Company made to The RiceX Company ("RiceX") in 1996 and participating in a further loan to RiceX made in 1998, the Company continues to hold at September 30, 2002 88,287 shares of common stock of RiceX and a warrant expiring on December 31, 2003 to purchase 1,623,808 shares of RiceX common stock exercisable at $0.75 per share. RiceX is an agribusiness food technology company which has developed a proprietary process to stabilize rice bran. Its shares of common stock are quoted on the OTC Bulletin Board under the symbol "RICX" and on December 26, 2002, the closing sale price was $0.25 per share. The Company's loans to RiceX were repaid in full in November 1999 and December 2000.

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

         As of March 1, 2000, the Company sold, effective October 1, 1999, its 65% common stock interest in Resort Club. The sales price for the Resort Club stock is in the form of a royalty payment based on 3% of future gross sales revenue. The transaction also required the Company to pay down existing mortgages on condominium units owned by Resort Club and fund a deficit of up to $800,000 to enable Resort Club to fulfill its obligations pursuant to its agreements with its members.

         Resort Club sold no memberships during the fiscal year ended September 30, 2002. During the fiscal year ended September 30, 2001, Resort Club sold two memberships for an aggregate selling price of $25,050 for which the Company earned royalty fees of $752 which the Company fully reserved.

         The Company's operations are currently limited, and therefore it experiences no competition or seasonal aspects to its activities.

ORGANIZATION

         The Company was incorporated under the laws of the State of Delaware on October 11, 1979.

EMPLOYEES

         The Company has no full time employees. It employs two persons, including its President, on a part time basis.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's executive offices are at 355 Madison Avenue, Morristown, New Jersey which the Company leases on a month-to-month basis at a rental of $500 per month.

         See Item 1. Business for a description of other real estate assets owned by the Company.

ITEM 3.   LEGAL PROCEEDINGS

         Commencing in October 1999, the Company was engaged in efforts to resolve a proposed income tax deficiency claimed by the Internal Revenue Service. In September 2002, the Company and the IRS arrived at a resolution of the matter and each party agreed to certain adjustments which resulted in the Company receiving a refund of $495,000, inclusive of interest allowed, on overpayment of taxes in prior years.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the quarter ended September 30, 2002.

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

QUARTER ENDED                   BID                     ASKED
                          HIGH       LOW          HIGH          LOW

December 31, 2000         $.11     $.11          $.25          $.25
March 31, 2001            $.15     $.15          $.53          $.53
June 30, 2001             $.17     $.17          $.17          $.17
September 30, 2001        $.19     $.19          $.19          $.19

December 31, 2001         $.19     $.19          $.50          $.50
March 31, 2002            $.30     $.14           $50          $.25
June 30, 2002             $.35     $.11          $.50          $.18
September 30, 2002        $.35     $.15          $.51          $.25

-------------------
  *Quotations for the Common Stock were not published.

         The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

         As of December 24, 2002, the number of record holders of the Company's Common Stock was approximately 2,609. The Company has never paid a cash dividend on its Common Stock and anticipated capital requirements make it unlikely that any cash dividends will be paid on the Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

         The following discussions and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

Liquidity and Capital Resources

         During fiscal 2002, the Company had net income of $144,866. Included in net income is depreciation of $8,066 and a loss on the sale of fixed assets of $1,862, both of which are non-cash expenses, offset by original issue discount of $276,236 recognized on the Stonehill Recreation note. The net income in 2002 was primarily the result of a refund of income taxes of $383,165 and interest on that refund of $112,305. This income is not expected during the fiscal year ended September 30, 2003.

         During fiscal 2002, changes in assets and liabilities included a decrease in cash resulting from a receivable due from the Internal Revenue Service of $495,470 and a decrease in accounts payable and accrued liabilities of $19,608 offset by an increase in cash resulting from a decrease in prepaid expenses and other assets of $32,266 and other receivables of $11,155. After reflecting the net changes in assets and liabilities, net cash used in operations was approximately $592,000.

         During fiscal 2002, investing activities provided net cash of approximately $1,594 and includes primarily the collection of RTC mortgages of $8,361 offset by an addition to mortgage receivable of $6,767.

         During fiscal 2002, financing activities provided net cash of $579,603 which resulted from additional borrowings of $673,602 offset by repayment of debt of $93,999.

         Accordingly, during fiscal 2002, the Company's cash decreased by approximately $10,902.

         The Company remains liable as guarantor on approximately $556,500, as of September 30, 2002, of secured debt of its former subsidiary, Resort Club. These liabilities are currently being paid out of Resort Club membership receivables. To the extent these liabilities are not paid, the Company will remain liable for the balance.

         Prior to September 30, 2002, the Company obtained the funds to support its activities primarily from collections on an indemnity agreement with The Spa at CS, Inc. Under this agreement, the Company was indemnified against loss on a note receivable outstanding at September 30, 2001 in the amount of approximately $2.1 million owing by Stonehill Recreation Corp. The loans owing by Stonehill Recreation to the Company were due on demand and were unsecured. The Spa at CS agreed, in consideration of the Company entering into a joint venture agreement with it with respect to the joint development of certain real estate lots owned by the Company adjacent to the spa owned by The Spa at CS, to indemnify the Company from loss or damage the Company may suffer as a result of claims, costs or judgments against it arising from the loans made to Stonehill Recreation up to the amount of $3.1 million less a real estate tax refund which has been received of $468,726. Such indemnification agreement was to remain in effect from April 1, 2001 until March 31, 2003. Pursuant to the indemnification agreement, The Spa at CS paid approximately $613,000 to the Company during the year ended September 30, 2001 and $-0- during the year ended September 30, 2002. The Company continued to carry the Stonehill Recreation note receivable on its balance sheet at $2,056,000 based on the indemnity of The Spa at CS and its performance under the indemnity. Because the indemnity does not cover interest, the Company recorded a discount of approximately $459,900 in order to yield an effective interest rate on the note of 9.5% assuming a balloon payment on March 31, 2003.

         During the fourth quarter of 2002, the Company assigned its interest in the Stonehill Recreation note receivable in the aggregate amount of $2,332,236 and the related indemnity agreement of The Spa at CS to Berkowitz Wolfman, Inc., a creditor of the Company, as a reduction of indebtedness owed to Berkowitz Wolfman. Pursuant to the terms of the agreement, the principal amount owing to Berkowitz Wolfman was decreased by $2,332,236 which included the Company's carrying value of the Stonehill Recreation note in the amount of $2,056,000 plus the original issue discount of $276,236.

         At September 30, 2001, the Company was indebted to Berkowitz Wolfman in the amount of approximately $2,421,000. During fiscal 2002, the Company's loan with Berkowitz Wolfman increased by approximately $869,700 which included accrued interest of approximately $202,700. During the same period the Company repaid the loan by approximately $2,516,900. Included in the amount repaid was $2,332,236 which represented the amount of the Company's claim against The Spa at CS under its indemnification agreement and which amount was equal to the principal amount outstanding under the note issued by Stonehill Recreation Corp. to the Company, which note was determined to be impaired in its collectibility. As described above, the Company assigned to Berkowitz Wolfman its claim under the indemnification agreement in consideration of a reduction of indebtedness owing by the Company to Berkowitz Wolfman. At September 30, 2002, the Company was indebted to Berkowitz Wolfman in the amount of approximately $773,800.

         In September 2002, the Company and the Internal Revenue Service ("IRS") arrived at a resolution in connection with the IRS's audit of the Company's 1995, 1996 and 1997 consolidated tax returns which resulted in a refund of income tax of $383,165 and interest of $112,305. Both of these items were reflected in net income in 2002. These funds were received in October, 2002 and were used for repayment of debt in the amount of $350,000 owing to Berkowitz Wolfman and the balance for working capital for the Company.

         The Company has outstanding as of September 30, 2002, indebtedness aggregating $1,002,281, including secured indebtedness in the amount of $73,476, due in monthly installments of $901, with a balloon payment of $65,216 in September 2004, secured indebtedness of $155,000, due in monthly installments of $10,000, and unsecured indebtedness due to Berkowitz Wolfman on December 1, 2003 in the amount of $773,805.

         In October 2002, the Company conveyed its three condominium units located in Fort Lee, New Jersey to Berkowitz Wolfman in further reduction of the Company's indebtedness owing to Berkowitz Wolfman. The three condominium units were valued at $300,000 for the purpose of the transaction. After deducting unpaid real estate taxes and condominium fees of approximately $50,000, the indebtedness owing to Berkowitz Wolfman was reduced by $250,000. At December 31, 2002, principal and accrued interest of $174,000 was owing to Berkowitz Wolfman.

         During the quarter ended December 31, 2002, the Company surrendered the deed to the Selma, Alabama property in exchange for a release of the bank indebtedness outstanding in the amount of approximately $73,500.

         In December 2002, the Company refinanced its remaining outstanding $145,000 of indebtedness owing to a bank. In connection with the refinancing, the Company issued its 12% note in the principal amount of $145,000 due in monthly payments of principal of $5,000 plus accrued interest, with a balloon payment of principal of $70,000 due on April 1, 2004, together with all accrued and unpaid interest. The note is unsecured.

         Other outstanding obligations of the Company include the following. There are accrued income taxes owing in the amount of $921,214 owing by a subsidiary of the Company for unpaid taxes for the period ended September 30, 1996, including interest and penalties, to the State of Alabama which remain unpaid.

         The Company has a tentative agreement with Debra Tierney, its former President, relating to the resolution of a dispute arising out of the re-purchase of her shares of stock of the Company owned by her and her family. This obligation is shown on the Company's balance sheet at September 30, 2002. Under the terms of the tentative agreement, the Company will make a cash payment in the amount of $183,094, assign to her a mortgage receivable in the amount of $100,000, and convey title to five (5) condominium units formerly owned by the Company and which were conveyed to Berkowitz Wolfman. Berkowitz Wolfman has agreed with the Company to convey these units to Ms. Tierney, subject to certain conditions and provided, however, the value of the units will be added to the Company's indebtedness owing to Berkowitz Wolfman. Through September 30, 2002, the Company has paid Ms. Tierney $70,000 on account of this agreement. The Company expects to sign a definitive agreement reflecting the foregoing tentative agreement.

         The Company's outstanding indebtedness is approximately $322,000, including accrued interest, at December 31, 2002. In addition, the Company estimates that it will require an additional $150,000 during the fiscal year ended September 30, 2003 to fund its current level of operations. The Company currently has no source of funds to meet these obligations or its obligations to the State of Alabama or Ms. Tierney. However, it believes that the development of condominiums pursuant to its joint venture agreement with The Spa at CS or future borrowings will enable the Company to meet these obligations as they come due. However, there can be no assurance that funding from these sources will be available and that the Company will be able to meet these obligations. In the event the Company engages in any further material transactions during the fiscal year ended September 30, 2003, it can be expected that it will require additional funds that it believes it will be able to obtain from further financings or sales of equity securities.

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

Results of Operations
Fiscal Year 2002 Compared With Fiscal Year 2001

         Total revenues were $3,597 in fiscal 2002 compared with $3,297 in fiscal 2001 or an increase of $300 or 9.1%. The increase in revenues was primarily the result of increased rental income from the Company's condominiums in Fort Lee, New Jersey.

         Other operating expenses were $27,110 in fiscal 2002 compared with $68,628 in fiscal 2001, or a decrease of $41,518 or 60.5 %. The decrease was primarily the result of reduced activities and lower condominium association fees resulting from entering into a joint venture agreement with respect to the development of those properties.

         General and administrative expenses decreased to $333,654 in fiscal 2002 from $1,061,152 in fiscal 2001, or by $727,498 or 68.6 % primarily as a result of lower legal and professional fees. Included in fiscal 2001 is an accrual of $350,000 relating to the settlement of a claim asserted by Debra Tierney, the Company's former President.

         Depreciation and amortization was $8,066 in fiscal 2002, compared to $13,077 in fiscal 2001, resulting in a decrease of $5,011, or 38.3 %. This decrease was the result of the sale of fixed assets in the fourth quarter of fiscal 2001.

         Interest income was $17,802 in fiscal 2002, compared with $50,619 in fiscal 2001. The decrease of $32,817 was primarily the result of less interest earned on the RiceX participation note.

         In September 2002, the Company and the IRS entered into an agreement arising out of an income tax deficiency claimed by the IRS. This agreement resulted in a refund of income tax of $383,165 and interest of $112,305. Both of these items were reflected in net income in 2002. These funds were received in October, 2002 and were used for repayment of debt and working capital.

         Interest expense decreased to $277,547 in fiscal 2002, compared with $450,874 in fiscal 2001. The decrease of $173,327 was the result of a lower interest rate on the Berkowitz Wolfman note and less principal outstanding on indebtedness owing.

         Amortization of deferred financing costs consists primarily of deferred financing costs associated with the Company obtaining its loans from Binghamton Savings Bank and Public Loan Corp. These costs were fully amortized in 2001 and the Company had no such expenses in 2002.

         As of September 30, 2002 there was no material change in the market value of the RiceX common stock. Accordingly, no further adjustments were made to the carrying value of the RiceX shares and warrants during fiscal 2002.

         The Company's net income in 2002 was $144,866 compared with a net loss of $2,536,310 in 2001. The net sum realized in 2002 was primarily the result of the refund of income taxes of $383,165 and interest on that refund of $112,305. This income is not expected during the fiscal year ended September 30, 2003.

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

         General and administrative expenses decreased to $1,061,152 in fiscal 2001 from $1,264,467 in fiscal 2000, or by $203,315 or 16.08 % primarily as a result of lower legal and professional fees. Included in fiscal 2001 is an accrual of $350,000 relating to the settlement of a claim with Debra Tierney, the Company's former President. Included in fiscal 2000, is an accrual relating to an additional assessment from the State of Alabama in the amount of $346,000.

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

         Through September 30, 1999, the Company had loaned an aggregate $3.1 million to Stonehill Recreation, the former owner and operator of a multi-purpose spa facility located in the Great Gorge Village, Vernon, New Jersey, of which approximately $2.1 was outstanding at September 30, 2001. These loans are due on demand and are unsecured. During the fiscal year ended September 30, 2000, a secured lender foreclosed against the assets of Stonehill which resulted in ownership of Stonehill's spa facility being transferred to The Spa at CS in July 2000. The Company owns, adjacent to the Spa facility, 27 vacant lots on which it is planning to construct residential condominiums. The Spa at CS agreed, in consideration of the Company entering into a joint venture agreement with it with respect to the joint development of certain real estate lots, to indemnify the Company from loss or damage the Company may suffer as a result of claims, costs or judgments against it arising from loans made to Stonehill Recreation up to the amount of $3.1 million less a real estate tax refund which has been received of $468,726. Such indemnification agreement remains in effect from April 1, 2001 until March 31, 2003. Pursuant to such indemnification agreement, The Spa at CS paid approximately $613,000 to the

Company during the year ended September 30, 2001, which includes a real estate tax refund of approximately $469,000. As part of the indemnity agreement, The Spa at CS agreed to limit its secured borrowings to no more than $4.1 million, subject to its ability to use its assets to cross-collateralize indebtedness of entities affiliated with the Spa.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding the Company's plans and objectives relating to its products and services, its future economic performance, the Company's future operations, including plans or objectives relating to its intentions to acquire interests and enter into acquisition and other agreements to acquire or invest in and develop other business interests, regarding raising additional capital and the adequacy of that capital to fund the Company's proposed business plans and objectives, the completion of the Company's tentative agreement with Ms. Tierney and the ability of the Company's management to complete negotiations for the acquisition of targeted business activities, and the terms on which those acquisitions or transactions can be completed. Such statements also include statements relating to the ability of the Company to provide the funds to enable those businesses to adequately develop and pursue their business plans and to the liquidity of the market for the Company's securities and the ability of investors to sell their securities purchased. Forward-looking statements made in this Report include the assumptions made by management as to the future growth and business direction of the Company. If the Company's assumptions are incorrect, the Company may be unsuccessful in developing as a viable business enterprise. The Company's ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured. Under such circumstance, an investor's entire investment will be in jeopardy and may be lost. The Company's business plan has evolved over time and the Company expects that its plans will evolve further in the future. These changes create additional risks and uncertainties to the investor. The Company's inability to meet its plans and objectives or the consequences to it from adverse developments in general economic or capital market conditions and its inability to raise additional capital could have a material adverse effect on it. The Company cautions investors that various risk factors accompanying those forward-looking statements are described, among other places, under the caption "Risk Factors" herein. They are also described in the Company's Quarterly Reports on Form 10-QSB, and its Current Reports on Form 8-K. These risk factors could cause the Company's operating results, financial condition and ability to fulfill its plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect its financial condition and its ability to pursue its business strategy and plans.

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

No Current Operations or Revenues. The Company has no current operations or source of revenue. The Company has no significant assets or financial resources. All material operations were discontinued in September, 1999. The Company's net income in 2002 was primarily the result of a refund of income taxes of $383,165 and interest collected on the refund of $112,305. This income is not expected during the year ended September 30, 2003. The Company's future is dependent upon its ability to raise additional capital and apply the proceeds to acquire successfully business activities. There is a risk that the Company will be unable to continue as a going concern and consummate a business acquisition. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business acquisition. This may result in the Company incurring net operating losses that could increase continuously until it can consummate a business acquisition. There can be no assurance that the Company can identify a suitable business opportunity and consummate a business acquisition or that any transaction the Company consummates will be on favorable terms or result in profitable operations.

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

Need for Additional Capital. The Company had cash of $2,444 and liabilities of $2,444,471 including current liabilities of $1,566,191 as of September 30, 2002. In addition to the capital it will require to fund a potential business acquisition, the Company may require additional financing in order to fund the operations of any business it may acquire, as well as repay existing outstanding indebtedness. This financing may consist of the issuance of debt or equity securities. These funds might not be available, if needed, or might not be available on terms acceptable to the Company and may result in dilution to existing investors. The Company remains liable, as of September 30, 2002, as guarantor on approximately $556,500 of secured debt of its former subsidiary, Resort Club. These liabilities are currently being paid out of Resort Club membership receivables. To the extent these liabilities are not paid, the Company will remain liable for the balance.

Absence of Funding Source. Through fiscal 2002, the Company was substantially dependent upon The Spa at CS to fulfill its obligations to under an indemnity agreement relating to the Stonehill Recreation note receivable. The Company assigned this indemnity agreement, as well as the related note receivable, to Berkowitz Wolfman during the fiscal year ended September 30, 2002. Accordingly, this source of funding is no longer available to the Company. The Company currently has no source of funds to meet its obligations, however, it believes that the development of condominiums pursuant to its joint venture agreement with The Spa at CS or future borrowings will enable the Company to meet these obligations as they come due. However, there can be no assurance that funding from these sources will be available and that the Company will be able to meet these obligations.

Additional Obligations. Other outstanding obligations of the Company include the following. There are accrued income taxes owing in the amount of $921,214 owing by a subsidiary of the Company for unpaid taxes for the period ended September 30, 1996, including interest and penalties, to the State of Alabama which remain unpaid.

The Company has a tentative agreement with Debra Tierney, its former President, relating to the resolution of a dispute arising out of the re-purchase of her shares of stock of the Company owned by her and her family. This obligation is shown on the Company's balance sheet at September 30, 2002. Under the terms of the tentative agreement, the Company will make a cash payment in the amount of $183,094, assign to her a mortgage receivable in the amount of $100,000, and convey title to five (5) condominium units formerly owned by the Company and which were conveyed to Berkowitz Wolfman. Berkowitz Wolfman has agreed with the Company to convey these units to Ms. Tierney, subject to certain conditions and provided, however, the value of the units will be added to the Company's indebtedness owing to Berkowitz Wolfman. Through September 30, 2002, the Company has paid Ms. Tierney $70,000 on account of this agreement. The Company expects to sign a definitive agreement reflecting the foregoing tentative agreement.

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

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are attached hereto. See pages S-1, et seq.

 Independent Auditors' Report                                         S-1
 Consolidated Balance Sheet - September 30, 2002                      S-2-3
 Consolidated Statements of Operations
             years ended September 30, 2002 and 2001                  S-4
 Consolidated Statements of Stockholders' Deficit - years ended
 September 30, 2002 and 2001 S-5 Consolidated Statements of Cash
 Flows - years ended September 30, 2002 and 2001                      S-6-7
 Notes to Consolidated Financial Statements                           S-8-19

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the two fiscal years ended September 30, 2002, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:


NAME                     AGE  PRINCIPAL OCCUPATION                      DIRECTOR SINCE

Joseph R. Bellantoni *    40  Treasurer; Chief Financial Officer; Chief       1995
                              Executive Officer and Director
Maureen Kosminsky         37  Vice President and Secretary                      --
Paul J. Donahue (+)*      69  Director                                        1995
Thomas Conlin (+)         68  Director                                        1996


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

         Maureen Kosminsky is Vice President and Secretary of the Company.

         Mr. Donahue is retired. He was formerly employed by Ballyowen Golf Club as a Pro Shop Manager from March 1997 through December 2001. Prior to working at Ballyowen, Mr. Donahue was employed as a Bank Examiner with the State of Florida in 1994 and from 1990 through 1993, he was employed by Midlantic Bank as a Vice President.

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

         Compliance with Section 16(a) of the Exchange Act

         Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 2002, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with in fiscal 2002.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation paid or accrued by the Company during the three years ended September 30, 2002 to its Chief Executive Officer and any other executive officer who received compensation in excess of $100,000 in any such fiscal year.

                                   SUMMARY COMPENSATION TABLE


                               ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                               ----------------------------------------- --------------------------------------------
                                                          BONUS/ANNUAL    SECURITIES      LONG-TERM
          NAME AND                                          INCENTIVE     UNDERLYING      INCENTIVE       ALL OTHER
     PRINCIPAL POSITION          YEAR         SALARY          AWARD         OPTIONS        PAYOUTS      COMPENSATION
     ----------------------------------------------------------------------------------------------------------------

Joseph R. Bellantoni, Chief      2002        $15,000          $-0-           $-0-            $-0-          $4,800
Executive Officer                2001        $15,000          $-0-           $-0-            $-0-          $4,800
                                 2000        $75,000          $-0-           $-0-            $-0-          $  -0-

No options were granted or exercised during fiscal 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of December 23, 2002, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock as well as the number of shares of Common Stock beneficially owned by all Directors of the Company and all Directors and officers of the Company as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of the Company's Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options owned by such holder at said date.


Name of Beneficial Owner (1)            Number of Shares Beneficially     Percentage of Outstanding Common
------------------------                ------------------------------    --------------------------------
                                                   Owned(2)                             Stock
                                                   -----                                -----

Joseph R. Bellantoni                                - 0 -                               - 0 -
Paul J. Donahue                                     - 0 -                               - 0 -
Thomas Conlin                                       - 0 -                               - 0 -
All Officers and Directors as a Group               - 0 -                               - 0 -
(three persons)                                   1,922,000                             20.0%
Public Loan Corporation                            750,000                               7.8%
Schuyler Associates                               1,111,111                             11.5%
Amos Phillips                                      555,555                               5.8%
Venturetek, LP                                     555,555                               5.8%
Kinder Investments


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company is not a party to any material transaction with any officer, Director or holder of more than 5% of the outstanding common stock of the Company.

                                             PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

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

         (c) By-laws of Registrant (1)

         4(d) Specimen Common Stock Certificate, $.01 par value (2)

         10(h) Consulting Agreement and First Amendment to the Consulting Agreement dated November 11, 1989 between the Registrant and Gene W. Mulvihill (3)

         10(i) Resort Club Inventory Trust dated as of June 15, 1999 among Resort Club, Inc., Comet Management, L.L.C. and Resort Club Fulfillment Corporation (4)

         10(j) Amendment dated as of June 15, 1999 to Resort Club Inventory Trust (4)

         10(k) Agreement dated as of July 1, 1999 among Diamond Leasing and Management Corp., Dominion Resources, Inc., and Resort Club, Inc. (4)

         10(l) Agreement dated as of June 15, 1999 between Resort Club, Inc. and Resort Club Inventory Trust (4)

         10(m) Campground and Amenities Trust dated as of June 15, 1999 between Resort Club Inventory Trust and Resort Club, Inc. (4)

         NAME                                   STATE OF INCORPORATION
         ----                                   ----------------------
         Dominion Cellular, Inc.                    New Jersey
         Diamond Leasing and Management Corp.       Delaware
         Diamond World Funding Corp.                New Jersey

-----------
*Filed herewith.
(1) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 2-66471) of the Registrant and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's annual report on Form 10-KSB for the year ended September 30, 1992 and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended September 30, 1989 and incorporated herein by reference. (4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB/A (Amendment No. 1) for the year ended September 30, 2000.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

ITEM 14. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, Joseph R. Bellantoni, its President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on his evaluation, Mr. Bellantoni concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

         Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including Mr. Bellantoni, as appropriate to allow timely decisions regarding required disclosure.

                                           SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DOMINION RESOURCES, INC.


Dated: January 10, 2003                     By:/s/ Joseph R. Bellantoni
                                               ------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                           TITLE                        DATE
---------                           -----                        ----

/s/ Joseph R. Bellantoni   President, Chief Executive       January 10, 2003
-------------------------  Officer, Chief Financial
Joseph R. Bellantoni       Officer and Director

/s/ Paul J. Donahue        Director                         January 10, 2003
-------------------------
Paul J. Donahue


/s/ Thomas Conlin          Director                         January 10, 2003
-------------------------
Thomas Conlin

INDEPENDENT AUDITORS' REPORT


Dominion Resources, Inc. and Subsidiaries
Morristown, New Jersey

We have audited the accompanying consolidated balance sheet of Dominion Resources, Inc. and Subsidiaries as of September 30, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two fiscal years ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dominion Resources, Inc. and Subsidiaries as of September 30, 2002, and the results of its operations and cash flows for the two fiscal years ended September 30, 2002, in conformity with generally accepted accounting principles.

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

Liebman, Goldberg, & Drogin, L.L.P.
Garden City, New York

November 22, 2002

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002

ASSETS

 Current assets:
 Cash and cash equivalents                                            $    2,444
 Receivable - Internal Revenue Service (Note 7)                          495,470
 Investment in marketable securities                                          45
 Other receivables                                                        38,606
 Mortgage receivables                                                     38,896
      Total current assets                                               575,461

 Property, equipment, furniture, and fixtures, net
  of accumulated depreciation and amortization
   (Note 4)                                                              117,525

 Other assets:
  Mortgage receivables                                                   151,336
  Investment in RiceX, Inc.                                               41,827
  Joint Venture - Condominiums at Stonehill (Note 11)                    495,941
  Real estate - Fort Lee Properties                                      137,328
         Total other assets                                              826,432

         Total assets                                                 $1,519,418






                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
SEPTEMBER 30, 2002

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued liabilities (Note 6)                  $ 1,442,190
 Secured debt, current portion (Note 8)                                 124,001
       Total current liabilities                                      1,566,191

Long-term liabilities:
 Secured debt, net of current maturities (Note 8)                       878,280
       Total long-term liabilities                                      878,280

Commitments and contingencies (Note 9)

Stockholders' deficit:
 Common stock, $0.01 par value;
 Authorized - 25,000,000 shares;
  issued and outstanding - 9,252,576 shares                              92,526
 Additional paid-in capital                                           7,093,087
 Accumulated deficit                                                 (6,668,385)
 Accumulated other comprehensive loss                                   (41,368)
Less: 1,350,646 shares held in treasury                              (1,400,913)
     Total stockholders' deficit                                       (925,053)

     Total liabilities and stockholders' deficit                    $ 1,519,418








                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 and 2001

                                                         2002              2001
Revenues
  Rental revenue                                    $     3,597     $     3,297
       Total revenues                                     3,597           3,297

Expenses:
  Other operations                                       27,110          68,628
  General and administrative expenses                   333,654       1,061,152
  Depreciation and amortization                           8,066          13,077
       Total expenses                                   368,830       1,142,857

Loss from operations                                   (365,233)     (1,139,560)

Other income (expenses):
  Interest income                                        17,802          50,619
  Interest income - IRS refund                          112,305             -0-
  Stonehill Note - Original issue discount              276,236        (459,861)
  Interest expense                                     (277,547)       (450,874)
  Loss on sale of fixed assets                           (1,862)            -0-
  Other income - RiceX                                      -0-          17,215
  Amortization of deferred financing costs                  -0-         (52,082)
  Debt conversion expense                                   -0-        (214,823)
      Total other income (expenses)                     126,934      (1,109,806)

Net loss before income taxes                           (238,299)     (2,249,366)
Income taxes (benefit) (Note 7)                        (383,165)        286,944

Net income (loss)                                   $   144,866     $(2,536,310)

Net income (loss) per common share                  $      0.02     $     (0.31)

Weighted average number of share used in
  computing net income (loss) per share               9,252,576       8,243,825






                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2002 and 2001


                                      Capital
                 Common     Par       in Excess   Accum      Other                Treasury
                 Stock      Value     of Par      Deficit    Comprehensive Loss   Stock            Total

Balance -
September
30, 2000        7,630,576   $76,306   $5,819,484  $(4,276,941)     $(34,836)      $(1,400,913)    $183,100


Conversion of
  redeemable
  common
  stock         1,622,000    16,220    1,273,603                                                 1,289,823

Net Loss                                           (2,536,310)                                  (2,536,310)

Unrealized
  losses on
  securities                                                         (6,023)                        (6,023)

Balance -
September
30, 2001        9,252,576    92,526    7,093,087   (6,813,251)      (40,859)       (1,400,913)  (1,069,410)

Net income                                            144,866                                      144,866

Unrealized
  losses on
  securities                                                           (509)                          (509)

Balance -
September
30,2002         9,252,576   $92,526   $7,093,087  $(6,668,385)     $(41,368)      $(1,400,913)   $(925,053)


                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,2002 and 2001

                                                         2002            2001
Cash flows from operating activities:
  Net income (loss)                                 $   144,866     $(2,536,310)

Adjustments to reconcile net income
(loss) to net cash (used in) operating
 activities:
  Depreciation and amortization                           8,066          13,077
  Loss on sale of property, equipment
     furniture and fixtures                               1,862             -0-
  Amortization of deferred financing costs                  -0-          52,082
  Stonehill Note - original issue discount             (276,236)        459,861
  Debt conversion expense                                   -0-         214,823
  Income tax receivable                                     -0-         286,944

Changes in assets and liabilities:
  Membership receivables                                    -0-         618,643
  Other receivables                                      11,155          66,052
  Receivable - Internal Revenue Service                (495,470)            -0-
  Prepaid expenses and other assets                      33,266         (25,781)
  Accounts payable and accrued liabilities              (19,608)        (51,504)
  Deferred revenue                                          -0-         (35,210)
Net cash (used in) operating activities                (592,099)       (937,323)

Cash flows from investing activities:
  Sale of marketable securities                             -0-             702
  Investment in real estate and real estate
    related activities                                    8,361         (18,459)
  Mortgage receivables                                   (6,767)            -0-
  RiceX loan participation                                  -0-         948,655
  RiceX investment                                          -0-         (17,215)
  Stonehill Recreation note receivable                      -0-         612,926
  Capital expenditures                                      -0-         (23,032)
Net cash provided by investing
  activities                                              1,594       1,503,577

Cash flows from financing activities:
  Additional borrowings                                 673,602               0
  Repayment of borrowings                               (93,999)       (578,980)
Net cash provided by (used in)
   financing activities                                 579,603        (578,980)

Decrease in cash and cash equivalents                   (10,902)        (12,726)
Cash and cash equivalents, October 1,                    13,346          26,072
Cash and cash equivalents, September 30,            $     2,444     $    13,346





                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
FOR THE YEARS ENDED SEPTEMBER 30, 2002 and 2001


                                                            2002        2001
  Membership receivables(Note 8)                              -0-    (1,701,989)
  Real estate related activities (Note 8)                     -0-      (272,332)
  Accounts payable  (Note 8)                                  -0-       822,907
  Debt (Note 8)                                        2,332,236      1,151,414
  Common stock (Note 10)                                      -0-       (16,220)
  Additional paid in cap (Note 10)                            -0-    (1,273,603)
  Accumulated deficit (Note 10)                               -0-       214,823
  Redeemable common stock (Note 10)                           -0-     1,075,000
  Note receivable - Stonehill Recreation (Note 8)      (2,056,000)          -0-
  Interest income (Note 8)                               (276,236)          -0-


Total Non-Cash Operating, Investing
      and Financing Activities                        $       -0-    $      -0-











                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

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

Going Concern

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. For the year ended September 30,2002 the Company incurred net income of $144,866 which included a non-recurring federal income tax refund of $495,470 including interest of $112,305 and original issue discount interest as a result of the Stonehill recreation transaction in the amount of $276,236. As a result, the Company used net cash from operating activities of $592,099. As of September 30, 2002, the Company's current liabilities exceeded its current assets by $990,730 and it had no material revenues.

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

 DOMINION RESOURCES, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

1. Summary of Significant Accounting Policies (Continued)

Earnings Per Common Share

The Company adopted Financial Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing the Company's net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate income/(loss) per common share for the years ended September 30, 2002 and 2001 was 9,252,576 and 8,243,825 respectively.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company currently maintains cash accounts with financial institutions, which at various times may exceed the maximum amount insured by the Federal Depository Insurance Corporation.

Property, Equipment, Furniture, and Fixtures

Property, equipment, furniture, and fixtures are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of seven years for furniture, fixtures and equipment, and thirty years for buildings and improvements.

Investments

Investment securities, which consist principally of common stock, are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Standard requires that debt and equity securities be classified as either trading, available-for-sale or held-to-maturity. As of September 30, 2002 all of the Company's securities were available for sale.

Securities classified as available for sale are recorded at fair value. Unrealized gains and losses, net of the related tax effects, on available for sale securities are excluded from earnings and are reported in stockholders' equity as a component of accumulated other comprehensive earnings (loss) until realized. The cost of securities sold is based on the specific identification method.

 DOMINION RESOURCES, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

1. Summary of Significant Accounting Policies (Continued)

Investments (continued)

Unrealized losses that are other than temporary are recognized in earnings. A loss is recognized to the extent by which the fair market value of the investment security has declined below its carrying value and the value is other than a temporary impairment.

Comprehensive Income (Loss)

SFAS No. 130 "Reporting Comprehensive Income," requires unrealized gains and losses on the Company's available for sale securities to be included in Other Comprehensive Income. The Company has recorded unrealized losses on securities as Other Comprehensive Loss in the amount of $509 and $6,023 for the years ended September 30, 2002 and 2001, respectively.

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

Rental Revenue

The Company owns three condominium units in Fort Lee, New Jersey. The Company purchased a note and mortgage on these units in December 1995. The Company acquired the fee ownership of these units in July 1996 through a deed in lieu of foreclosure. The Company is holding these units for resale. As of September 30, 2002, the Company rents one of these units, which is rent controlled and is currently being rented for $300 per month. The Company recognizes rental income as it is received. For the years ended September 30, 2002 and 2001, the Company recognized income of $3,597 and $3,297, respectfully.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

1. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143), and in August 2001 issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS No. 144). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144, which supersedes and amends certain existing accounting and reporting pronouncements, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 143 and 144 and its application to amounts currently included in the Company's balance sheet will not have a material impact on the Company's accounting and disclosures.

2.   Related Party Transactions

Since October 1, 2001, the Company has not been a party to any material transactions with any officers, directors or holders of more than 5% of the outstanding common stock of the Company.

3. Note Receivable- Stonehill Recreation Corporation

Through September 30, 1999, the Company had loaned an aggregate $3,128,787 to Stonehill Recreation, the former owner and operator of a multipurpose spa facility located in the Great Gorge Village, Vernon, New Jersey. These loans are due on demand and are unsecured. During the year ended September 30,2000, a secured lender foreclosed against the assets of Stonehill, which resulted in ownership of Stonehill's spa facility being transferred to The Spa at Crystal Springs, Inc. ("The Spa at CS") in July 2000. The Company owns 27 condominium lots in Vernon, New Jersey. The Spa at CS agreed, in consideration of the Company entering into a joint venture agreement with it with respect to the joint development of certain real estate lots, to indemnify the Company from loss or damage the Company may suffer as a result of claims, costs or judgments against it arising from loans made to Stonehill Recreation up to the amount of $3.1 million less a real estate tax refund which has been received in the amount of $468,726. Such indemnification agreement remains in effect from April 1, 2001 until March 31, 2003. The loans owing by Stonehill Recreation to the Company are due on demand and are unsecured.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

3. Note Receivable- Stonehill Recreation Corporation (continued)

Pursuant to such indemnification agreement, The Spa at CS paid approximately $613,000 to the Company through the year ended September 30, 2002, which included the real estate tax refund of approximately $469,000. As part of the indemnity agreement, The Spa at CS agreed to limit its secured borrowings to no more than $4.1 million, subject to its ability to use its assets to cross-collateralize indebtedness of entities affiliated with the Spa. Because the indemnity does not cover interest, the Company recorded a discount of approximately $459,900 in order to yield an effective interest rate of 9.5% assuming a balloon payment on March 31, 2003. Through the period ended June 30, 2002 the Company recorded $276,236 of original issue discount interest, which it fully reserved.

During the fourth quarter of fiscal 2002 the company assigned its interest in the Stonehill note and its rights under the indemnification agreement to Berkowitz Wolfman as a reduction of indebtness owed to Berkowitz Wolfman. Pursuant to the terms of the agreement, the principal amount of the Berkowitz Wolfman note was decreased by $2,332,236 which was equal to the Company's carrying value of the Stonehill Recreation note in the amount of $2,056,000 and original issue discount of $276,236 earned through June 30, 2002.

4. Property, Equipment, Furniture, and Fixtures

Property, equipment, furniture, and fixtures consisted of the following at September 30, 2002:

Buildings and improvements                        $  127,502
Furniture, fixtures and equipment                     94,508
     Subtotal                                        222,010
Less: Accumulated depreciation and amortization 104,485 Net property, equipment, furniture, and fixtures $ 117,525

Depreciation expense for the years ended September 30, 2002 and 2001 is $8,066 and $13,077, respectively.

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

During fiscal 2000 the Company sold 320,000 shares of its RiceX stock on the open market. In addition, the Company transferred 50,000 shares of its RiceX common stock and a warrant to purchase 200,000 shares of RiceX common stock to third parties for consulting services. As a result, the Company held 39,421 shares of RiceX common stock and a warrant to purchase 1,229,338 shares of RiceX common stock as of September 30, 2000. Based on the market value of the RiceX common stock at September 30, 2000, the Company adjusted the carrying value of these shares and warrants in its financial statements to reflect a valuation allowance of $459,191 which primarily related to an adjustment to the carrying value in the RiceX warrant of $442,562. This arises because the market value of the RiceX common stock at September 30, 2000 was less than the exercise price of the warrants.

During fiscal 2001 the Company purchased a loan participation interest from an unaffiliated FoodCeuticals member for $91,141, which represented his remaining loan participation interest. As part of the transaction the Company received 48,866 shares and a warrant to purchase 194,470 shares of RiceX Common Stock that the member originally received as like kind interest. Subsequently, the Company was repaid the $91,141 less a reserve in the amount of $7,733 for legal and accounting fees. As a result, the Company recorded the receipt of the shares and warrant referred to above as other income in the amount of $17,215 which represented the Company's estimate of fair market value of the stock and warrant.

As of September 30, 2002, the Company continues to hold 88,287 shares of common stock of RiceX and a warrant expiring on December 31, 2003 to purchase 1,623,808 shares of RiceX common stock exercisable at $0.75 per share. As of September 30, 2002 there was no material change in the market value of the RiceX common stock. Accordingly, no further adjustments were made to the carrying value of the RiceX shares and warrant.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

6.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2002 consist of the following:

  Accounts Payable                       $     59,081
  Accrued reserve to former president         280,000
  Accrued real estate taxes                    78,050
  Accrued condo association fees               94,760
  Accrued income taxes                        921,214
  Accrued interest and other                    9,085
                                         $  1,442,190

The accrued income taxes of $921,214 represent unpaid taxes for the period ended September 30, 1996, including interest and penalties due to the State of Alabama by a consolidated subsidiary, which remain unpaid.

The Company is in dispute with Debra Tierney ("Tierney"), the Company's former President with respect to the purchase price paid by the Company to Tierney and her family for their shares of the Company's Common Stock. On or about February 16, 1996, Tierney and the Company confirmed that, the Company would repurchase all of the Company's shares of Common Stock owned by the Tierneys. Pursuant to the terms of the agreement, the Company purchased 943,411 shares of the Company's Common Stock from the Tierneys at a purchase price equal to $500,000 in cash and 182,500 shares of PriCellular Common Stock. During the third quarter of fiscal 2001, the Company negotiated a tentative agreement with Tierney. Pursuant to the terms of the tentative agreement, the Company will be obligated to make a cash payment of $183,094, assign a mortgage receivable in the principal amount of $100,000, and conveyance of title to five condominiums. Accordingly, the Company accrued a $350,000 reserve in connection with this transaction. Through September 30, 2002, the Company has paid Tierney $70,000 on account of this agreement.

7.  Income Taxes

The tax expense (benefit) for the years ended September 30, 2002 and 2001 consists of the following components:

                             2002               2001
Current

    Federal            $ (383,165)         $   286,944
    State                      -0-                  -0-
                         (383,165)             286,944
Deferred

    Federal                    -0-                  -0-
    State                      -0-                  -0-
                               -0-                  -0-

                       $ (383,165)         $   286,944

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

7. Income Taxes (continued)

The income tax benefit for the year does not bear the expected relationship between pretax loss and the federal corporate income tax rate of 34% because of the direct effect of state and local income taxes.

The reconciliation between the actual and expected federal tax is as follows:

Federal corporate tax rate of 34% and applicable
 AMT applied to pretax loss                      $  (383,165)       $  286,944

State and local taxes, net of federal benefit            -0-               -0-

Effect of non-deductible entertainment                   -0-               -0-

Effect of tax vs. book depreciation                      -0-               -0-

Effect of capital loss carry forward                     -0-               -0-

Effect of NOL limitation                                 -0-               -0-

Total tax expense (benefit)                      $  (383,165)      $   286,944


Deferred income taxes as reported on the balance sheet consists of:

                                               September 30,
                                          2002            2001
Deferred tax assets                   $    442,641   $ 6,597,923
Deferred tax liabilities                       -0-           -0-
Valuation allowance                       (442,641)   (6,597,923)
                                      $        -0-   $       -0-


As of September 30, 2002 the Company had net operating losses
(NOL) of approximately $5,416,000. This amount is available to be carried back two years to offset past taxable income. Any remaining NOL after the carry back is available to offset future taxable income. The carry forwards begin to expire for the year ended September 30, 2002. The company has provided a full 100% valuation allowance on the deferred tax assets as at September 30, 2002 and 2001 to reduce such deferred income tax assets to zero as it is the management's belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles. Management will review the valuation allowance required periodically and make adjustments as warranted.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

7. Income Taxes (Continued)

The Company had previously recorded an income tax expense from an income tax receivable in the amount of $286,944. During the year ended September 30, 2001, the Company had determined the refund receivable will not be forthcoming and had charged operations accordingly.

In the fourth quarter of fiscal 2002, the Company recorded an income tax benefit in the amount of $383,165. In September 2002, the Company and the Internal Revenue Service entered into an agreement arising out of an income tax deficiency claimed by the IRS. This agreement resulted in a refund of income tax of $383,165 and interest of $112,305. Accordingly, the Company has recorded a receivable.

8.  Debt

At September 30, 2002, the Company is obligated to Berkowitz
Wolfman Assoc., Inc. in the amount of $773,805 including accrued interest arising out of cash advances. During the second quarter of fiscal 2001, the Company entered into an agreement with Berkowitz Wolfman whereby in consideration for assigning all the Company's right, title and interest to the remainder interest in the Resort Club Inventory Trust, Resort Club membership receivables and an assignment of a real estate tax refund, the due date of the Berkowitz Wolfman note payable was extended to December 1, 2002 and the interest rate was decreased from 15% to 10%. Pursuant to the terms of the agreement, the principal amount of the Berkowitz Wolfman note payable was decreased by $1,151,414 resulting from the assignment of the Trust Inventory valued at $272,332 and Membership Receivables in the amount of $1,701,989 offset by certain obligations of Resort Club in the amount of $822,907 and also decreased by $468,926 from the real estate tax refund.

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

8. Debt (Continued)

During the fourth quarter of fiscal 2002 the company assigned its interest in the Stonehill note and related indemnification agreement to Berkowitz Wolfman as a reduction of indebtness owed to Berkowitz Wolfman. Pursuant to the terms of the agreement, the principal amount of the Berkowitz Wolfman note was decreased by $2,332,236, which included the carrying value of the Stonehill Recreation note in the amount of $2,056,000 and original issue discount of $276,236 earned through June 30, 2002. As part of this transaction, the Company negotiated the extension of the due date of the Berkowitz loan from December 1, 2002 to December 1, 2003, with automatic one-year renewals thereafter.

On May 18, 1997 the Company entered into a loan agreement with Binghamton Savings Bank ("Binghamton"), in the principal amount of $2,000,000. Subsequently, the Company entered into three additional loan agreements on August 6,1997, January 15, 1999 and January 30,2002. Pursuant to the terms of the fourth loan agreement interest is payable at 12.25% with monthly principal payments of $10,000 with the remaining principal balance due on January 12, 2004.

As of September 30, 2002, the principal balance outstanding on this loan was $155,000.

Debt as of September 30, 2002 is summarized as follows:

Building and land , 9%, principal
  and interest of $901 payable
  monthly to August 2004, balloon
  payment of $65,216 at September 20, 2004            $   73,476
Loan Agreement, 10% interest due December 1, 2003        773,805
Loan Agreements dated May 18, 1997, August 6, 1997,
   January 15, 1999, January 30, 2002 and 12.25%
   interest due monthly with monthly principal
   payments of $10,000, balance due January 12, 2004     155,000
  Total secured debt                                   1,002,281
Less total current portion                               124,001
Total non-current portion                             $  878,280

Other Information

Aggregate principal reductions of debt as of September 30, 2002 are summarized as follows (000's omitted):

                         Secured
Fiscal Year              Debt
2002                     $  124,001
2003                     $  878,280
2004 and thereafter      $      -0-

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


9. Commitments and Contingencies

The Company's executive offices are at 355 Madison Avenue, Morristown, New Jersey, which the Company leases on a month-to-month basis at a rental of $500 per month.

As discussed in Note 8, the Company assigned Berkowitz its interest in the Trust inventory as a reduction in debt. The assignment of the remainder interest in the Trust's condominium units was valued at $272,332 for the purpose of determining the amount to be credited against the debt, representing the parties' estimate at the time of the present value, discounted at 10%, of the value of the future interest in the condominium inventory, based upon the actual remaining years each condominium would be held in the trust. Under the terms of the assignment, this valuation can be subsequently challenged by either party. Accordingly, if this valuation is subsequently challenged and the effect is to reduce the valuation, the Company's obligation to Berkowitz Wolfman may be greater. The parties have agreed to the designation of an appraiser for these properties.

The Company remains liable as guarantor on approximately $556,500 of secured debt of its former subsidiary, Resort Club. These liabilities are currently being paid out of Resort Club membership receivables. To the extent these liabilities are not paid, the Company will remain liable for the balance.

10.  Common Stock

In the third quarter of fiscal 2001, the Company and the holder of the Company's redeemable common stock entered into a definitive agreement effective May 15, 2001 to convert 358,333 shares of the Company's redeemable common stock, with a redemption value $1,075,000 for 1,622,000 shares of the Company's common stock, par value $.01 per share. In connection with the above transaction, the Company recorded debt conversion expense of $214,823.

Non-qualified Stock Option Plan and Option to Purchase Common
Stock

The Company has adopted a non-qualified stock option plan and reserved 125,000 shares for issuance pursuant thereto. Options are non-transferable; expire if not exercised after five years; may not be exercised until after the completion of one year of service with the Company by the employee; are exercisable at the rate of one-fifth of the shares optioned per year and are issuable to employees in such amounts and at such prices as determined by the Board of Directors, provided that no single employee may be granted options to purchase more than 7,500 shares and persons owning more than 10% of the Company's outstanding shares are excluded from participation in the plan. Options are protected against dilution resulting from stock recapitalization. As of September 30, 2002, no options had been issued under the plan.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


11.  Joint Venture - Condominiums at Stonehill

As of March 31, 2001, the Company has invested $495,941 in a joint venture with The Spa at Crystal Springs, Inc. The Company's investment is in the form of the conveyance of 27 condominium lots to the joint venture carried on the Company's balance sheet as of March 31, 2001 at $495,941. The carrying value of the Company's investment at March 31, 2001 was based on cost. The Spa has agreed to contribute to the venture in cash an amount equal to the fair market value of the Company's contribution of the lots, or $495,941. The joint venture, known as Condominiums at Stonehill is to be utilized as a vehicle to rent condominiums, when constructed, on a daily fee basis to third party individuals visiting the Mountain Creek resort area and the Crystal Springs Golf and Spa Resort located in Sussex County, New Jersey. Both the Company and the Spa at Crystal Springs, Inc. each have a 50% interest in the joint venture. The Company's investment will be accounted for under the equity method. Under APB No. 18, the Company is required to recognize its share of income and loss from the Joint Venture by the application of the equity method. As of September 30, 2002, there has been no activity by the Joint Venture and therefore the Company has not recognized any share of income or loss from the Joint Venture.

12.  Subsequent Events (Unaudited) Not Covered By Independent
Auditor's Report

During the first quarter of fiscal 2003, the Company negotiated the conveyance of its building in Selma, Alabama to the American Bank of Geneva in consideration for a discharge of mortgage and related indebtedness in the amount of approximately $73,500. The Company was released from all liability to the bank.

In October 2002, the Company assigned Berkowitz Wolfman its right, title and interest to the Fort Lee condominiums as a repayment of debt in the amount $250,000 which is based on the Company's determination of fair market value of approximately $300,000 less unpaid real estate taxes and condominium fees of approximately $50,000.

In December 2002, the Company refinanced its loan with Binghamton in the principal amount of $145,000 with New Value, Inc. at a rate of 12% with monthly principal payments of $5,000 and a balloon payment on April 1, 2004.

In December 2002, the Company issued 375,000 shares of its common stock to Schuyler Associates in connection with their efforts in assisting the Company in various financing transactions, which included refinancing the Binghamton debt.