Form 10QSB
period 2002-12-31
DOMINION RESOURCES INC /DE/
filed 2003-02-19
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended December 31, 2002
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from _______ to ________.

Commission file number 0-10176
                       -------

                            DOMINION RESOURCES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              22-2306487
------------------------------                              ------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

          355 Madison Avenue, Morristown, NJ                      07960
       ----------------------------------------                  ---------
       (Address of principal executive offices)                 (Zip Code)

                                 (973) 538-4177
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                     NONE
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                       if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    /X/        No   / /

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

               Class                      Outstanding at February 1, 2003
    ----------------------------          --------------------------------
    Common Stock, $0.01 par value                    9,627,576

DOMINION RESOURCES, INC.  AND SUBSIDIARIES

FORM 10-QSB

QUARTER ENDED December 31, 2002

FINANCIAL INFORMATION

PART I

Item 1.  Financial Statements

The attached unaudited financial statements of Dominion Resources, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

Condensed consolidated balance sheets                             3-4

Condensed consolidated statements of operations                   5

Condensed consolidated statements of cash flows                   6-7

Notes to condensed consolidated financial statements              8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                     10

Item 3. Controls and Procedures                                   16

PART II
OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                         17

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

                                                December 31,    September 30,
                                                    2002             2002
                                                ------------     -------------
                                                (Unaudited)    (See note below)
Current assets:
Cash and cash equivalents                      $   18,966       $    2,444
Receivable - Internal Revenue Service                   0          495,470
Investment in marketable securities                    45               45
Other receivables                                  38,712           38,606
Mortgage receivables                               43,211           38,896
          Total current assets                    100,934          575,461

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization of $57,863 at December 31,
  2002 and $104,485 at September 30, 2002          18,995          117,525

Other assets:

 Mortgage receivables                             151,336          151,336
 Investment in RiceX, Inc.                         41,827           41,827
 Joint Venture - Condominiums at Stonehill        495,941          495,941
 Real estate - Fort Lee Properties                      0          137,328
          Total other assets                      689,104          826,432
          Total assets                         $  809,033       $1,519,418


Note: The balance sheet at September 30, 2002, has been taken from the audited financial statements at that date and condensed.

See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                December 31,     September 30,
                                                    2002              2002
                                                -----------      -------------
                                                (Unaudited)    (See note below)
Current Liabilities:
 Debt, current portion                          $    60,000      $   124,001
 Accounts payable and accrued liabilities         1,362,664        1,442,190
          Total current liabilities               1,422,664        1,566,191

Long-term liabilities:
 Debt, net of current maturities                    276,425          878,280
         Total long-term liabilities                276,425          878,280

Commitments and Contingencies (Note 6):

Stockholders'deficit:
 Common stock, $0.01 par value; Authorized
  - 25,000,000 Shares; issued and outstanding
  - 9,627,576 shares at December 31, 2002
    and 9,252,576 at September 30, 2002,
    respectively                                     96,276           92,526
 Additional paid-in-capital                       7,138,087        7,093,087
 Accumulated deficit                             (6,682,138)      (6,668,385)
 Accumulated Other Comprehensive Loss               (41,368)         (41,368)
 Less: 1,350,646 shares held in treasury
  at December 31, 2002 and September 30, 2002    (1,400,913)      (1,400,913)
          Total stockholders' deficit              (890,056)        (925,053)
          Total liabilities and
            stockholders' deficit               $   809,033      $ 1,519,418

Note: The balance sheet at September 30, 2002, has been taken from the audited financial statements at that date and condensed.

See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)

                                                2002                  2001
                                                ----                  ----
Revenues:
 Other revenue                              $         0          $     1,199
       Total revenues                                 0                1,199

Expenses:

 Other operations                                   918               17,298
 General and administrative expenses            143,409               84,734
 Depreciation and amortization                    1,436                1,932
       Total expenses                           145,763              103,964

Loss from operations                           (145,763)            (102,765)

Other income (expenses):
 Interest income                                  4,315                4,186
 Interest expense                               (11,359)             (94,001)
 Gain on exchange - Fort Lee Condominiums       162,672                    0
 Loss on exchange - Selma office building       (23,618)                   0
        Total other income (expenses)           132,010              (89,815)

Loss before provision for income taxes          (13,753)            (192,580)
  Provision for income taxes                          0                    0
Net loss                                    $   (13,753)         $  (192,580)

Net loss per common share                   $      0.00          $     (0.02)

Weighted average number of shares used in
  computing net (loss) per share              9,301,489            9,252,576

See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 30, 2002 AND 2001
(Unaudited)

                                                        2002           2001
                                                        ----           ----
Cash flows from operating activities:
  Net loss                                            $ (13,753)   $(192,580)
Adjustments to reconcile net
  loss to net cash provided by (used
  in) operating activities:
  Depreciation and amortization                           1,436        1,932
  Loss on exchange - Selma office building               23,618            0
  Gain on exchange - Fort Lee condominiums             (162,672)           0
  Issuance of common stock for consulting services       48,750            0
Changes in assets and liabilities:
  Other receivables                                        (106)      (4,598)
  Receivable - Internal Revenue Service                 495,470            0
  Prepaid expenses and other assets                           0         (228)
  Accounts payable and accrued expenses                 (29,525)      94,368
Net cash provided by (used in)
     operating activities                               363,218     (101,106)

Cash flows from investing activities:
  Mortgage receivables                                   (4,316)           0
Net cash (used in) investing activities                  (4,316)           0

Cash flows from financing activities:
  Additional borrowings                                       0      111,008
  Repayment of debt                                    (342,380)           0
Net cash provided by (used in) financing activities    (342,380)     111,008

Increase in cash and cash equivalents                    16,522        9,902
Cash and cash equivalents balance, beginning
  of period                                               2,444       13,346
Cash and cash equivalents balance, end of period      $  18,966    $  23,248

See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)

                                               2002                2001
                                               ----                ----
Exchange of Selma, Alabama building for
 Repayment of debt (Note 6):

Repayment of debt                             $73,476              $0
Loss on exchange                               23,618               0
Assignment of building, net book value        (97,094)              0

Exchange of Fort Lee Condominiums for
 repayment of debt (Note 6):

Repayment of debt                             250,000               0
Assumption of accrued real estate taxes        25,000               0
Assumption of accrued condominium fees         25,000               0
Assignment of condominiums, net book value   (137,328)              0
Gain on exchange                             (162,672)              0

Issuance of Common Stock for
 Consulting Fees (Note 7):

Consulting expense                             48,750               0
Issuance of common stock - par value           (3,750)              0
Issuance of common stock - add. Paid in cap.  (45,000)              0

Total Non-Cash Operating, Investing
  and Financing Activities                        $ 0             $ 0

See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2002 and September 30, 2002, the results of operations for the three months ended December 31,2002 and 2001, and cash flows for the three months ended December 31, 2002 and 2001. Operating results for the three months ended December 31, 2002, are not necessarily indicative of the results which may be expected for the year ending September 30, 2003. These statements should be read in conjunction with Form 10-KSB for fiscal 2002 which is on file with the Securities and Exchange Commission.

Note 2 - Going Concern:

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. For the year ended September 30, 2002 the Company incurred net income of $144,866, which included a non-recurring Federal income tax refund of $495,470 including interest of $112,305 and non-recurring original issue discount interest as a result of the Stonehill Recreation transaction in the amount of $276,236. For the three months ended December 31, 2002 the Company incurred a net loss of $13,753, which included a non-recurring gain on the sale of the Company's Fort Lee condominiums of $162,672 offset by a loss on the conveyance of the Company's building in Selma, Alabama of $23,618. In addition, the Company used net cash from operating activities of $592,099 for the year ended September 30, 2002 and provided net cash of $363,218 for the three months ended December 31, 2002. Net cash provided by operations for the three months ended December 31, 2002 included receipt of a non-recurring Federal income tax refund of $495,470. As of December 31, 2002, the Company's current liabilities exceeded its current assets by $1,321,730 and it had no material revenues.

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

NOTE 3 - RECLASSIFICATION:

Certain fiscal 2002 items have been reclassified to conform with the fiscal 2003 presentation.

NOTE 4 - RELATED PARTY TRANSACTIONS:

Since January 1, 2002 the Company has not been a party to any material transactions with any officers, directors or holders of more than 5% of the outstanding common stock of the Company.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)


Note 5 - Joint Venture - Condominiums at Stonehill:

As of March 31, 2001, the Company has invested $495,941 in a joint venture with The Spa at Crystal Springs, Inc. The Company's investment is in the form of the conveyance of 27 condominium lots to the joint venture carried on the Company's balance sheet as of March 31, 2001 at $495,941. The carrying value of the Company's investment at March 31, 2001 was based on cost. The Spa has agreed to contribute to the venture in cash an amount equal to the fair market value of the Company's contribution of the lots, or $495,941. The joint venture, known as Condominiums at Stonehill is to be utilized as a vehicle to rent condominiums, when constructed, on a daily fee basis to third party individuals visiting the Mountain Creek resort area and the Crystal Springs Golf and Spa Resort located in Sussex County, New Jersey. Both the Company and the Spa at Crystal Springs, Inc. each have a 50% interest in the joint venture. The Company's investment will be accounted for under the equity method. Under APB No. 18, the Company is required to recognize its share of income and loss from the joint venture by the application of the equity method. As of December 31, 2002 there has been no activity by the joint venture and therefore the Company has not recognized any share of income or loss from the joint venture.

Note 6 - Debt:

In October 2002, the Company assigned Berkowitz Wolfman its right, title and interest to the Company's Fort Lee condominiums as a repayment of debt in the amount of $250,000, which is based on the Company's determination of fair market value of $300,000 less unpaid real estate taxes and condominium fees of approximately $50,000. The Company's book value of the condominiums was $137,328. Accordingly, the Company recorded a gain on the transaction of $162,672.

In December 2002, the Company negotiated the conveyance of its office building in Selma, Alabama to the American Bank of Geneva in consideration for a discharge of mortgage and related indebtedness in the amount of $73,476. The Company's book value of the building was $97,094. Accordingly, the Company recorded a loss on the transaction in the amount of $23,618. The Company was released from all liability to the bank.

In December 2002, the Company refinanced its loan with Binghamton Savings Bank in the principal amount of $145,000 with New Value, Inc. at a rate of 12% with monthly payments of $5,000 and a balloon payment on April 1, 2004.

Note 7 - Common Stock:

On or about December 20, 2002, the Company issued 375,000 shares of its $0.01 par value common stock to Schuyler Associates in connection with their efforts in assisting the Company in various financing transactions, which included refinancing the Binghamton debt. Due to the trading restrictions placed on the stock, the Company recorded the transaction at a discount of 75% or a per share price of $0.13 for an aggregate of $48,750.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto included in Item I of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002.

A.       Liquidity and Capital Resources

During the first three months of fiscal 2003, the Company had a net loss of $13,753. Included in the net loss is depreciation and amortization of $1,436 and a loss on the exchange of the Company's Selma, Alabama office building for repayment of debt in the amount of $23,618 both of which are non-cash expenses, offset by a gain on the exchange of the Company's Fort Lee condominiums for repayment of debt in the amount of $162,672. The net loss during the first three months of fiscal 2003 was substantially reduced by the gain on the exchange of the Fort Lee condominiums. This income is not expected for the remainder of fiscal 2003.

Also during the three months of the fiscal 2003, changes in assets and liabilities included a decrease in cash resulting from changes in accounts payable and accrued liabilities of $29,525, and other receivables of $106 offset by an increase in cash resulting from receipt of the receivable from the Internal Revenue Service of $495,470. After reflecting the net changes in assets and liabilities, net cash provided by operations was approximately $363,200.

During the first three months of fiscal 2003, investing activities used net cash of approximately $4,300 from an addition to the mortgage receivables.

During the first three months of fiscal 2003, financing activities used net cash of approximately $342,400 from repayment of debt.

Accordingly, during the first three months of fiscal 2003, the Company's cash increased by approximately $16,500.

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

B.       Results of Operations

Continuing Operations:

Three months ended December 31, 2002 compared with three months ended December 31, 2001.

The Company did not incur other revenue in the first three months of fiscal 2003 compared with $1,199 in the first three months of fiscal 2002. The decrease in revenues was the result of the conveyance of the Company's Fort Lee condominiums to Berkowitz Wolfman as repayment of debt.

Other operations expenses were $918 in the first three months of 2003 compared with $17,298 in the first three months of fiscal 2002, for a decrease of $16,380 or 94.69%. The decrease was primarily the result of the Company no longer incurring costs relating to the Fort Lee condominiums and Selma Alabama building.

General and administrative expenses were $143,409 in the first three months of fiscal 2003 compared with $84,734 in the first three months of fiscal 2002, for a increase of $58,675 or 69.25% primarily as a result of consulting fees paid to Schuyler Associates with 375,000 shares of the Company's common stock.

Depreciation and amortization was $1,436 in the first three months of fiscal 2003 compared to $1,932 in the first three months of fiscal 2002.

Interest income was $4,315 in the first three months of fiscal 2003, compared with $4,186 in the first three months of fiscal 2002.

Interest expense was $11,359 in the first three months of fiscal 2003, compared with $94,001 in the first three months of fiscal 2002. The decrease of $82,642 was the result of a decrease in debt for the comparable periods.

In October 2002, the Company assigned Berkowitz Wolfman its right, title and interest to the Company's Fort Lee condominiums as a repayment of debt in the amount of $250,000, which is based on the Company's determination of fair market value of $300,000 less unpaid real estate taxes and condominium fees of approximately $50,000. The Company's book value of the condominiums was $137,328. Accordingly, the Company recorded a gain on the transaction of $162,672.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

B. Results of Operations (continued)

Continuing Operations (continued):

In December 2002, the Company negotiated the conveyance of its office building in Selma, Alabama to the American Bank of Geneva in consideration for a discharge of mortgage and related indebtedness in the amount of $73,476. The Company's book value of the building was $97,094. Accordingly, the Company recorded a loss on the transaction in the amount of $23,618. The Company was released from all liability to the bank.

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

No Current Operations or Revenues. The Company has no current operations or source of revenue. The Company has no significant assets or financial resources. All material operations were discontinued in September, 1999. The Company's future is dependent upon its ability to raise additional capital and apply the proceeds to acquire successful business activities. There is a risk that the Company will be unable to continue as a going concern and consummate a business acquisition. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business acquisition. This may result in the Company incurring net operating losses that could increase continuously until it can consummate a business acquisition. There can be no assurance that the Company can identify a suitable business opportunity and consummate a business acquisition or that any transaction the Company consummates will be on favorable terms or result in profitable operations.

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

Need for Additional Capital. The Company had cash of $18,966 and liabilities of $1,699,089 including current liabilities of $1,422,664 as of December 31, 2002. In addition to the capital it will require to fund a potential business acquisition, the Company may require additional financing in order to fund the operations of any business it may acquire. This financing may consist of the issuance of debt or equity securities. These funds might not be

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RISK FACTORS (continued)

available, if needed, or might not be available on terms acceptable to the Company and may result in dilution to existing investors.

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

Item 3.  Controls and Procedures

         Under the supervision and with the participation of the Company's management, including Joseph Bellantoni, its President and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on the evaluation, Mr. Bellantoni has concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
PART II
OTHER INFORMATION

Part II

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit Number    Description

            99.1     Chief Executive Officer's Certification
            99.2     Chief Financial Officer's Certification

      (b)  Reports on Form 8-K

           The Registrant did not file any current reports on Form 8-K during the quarter ended December 31, 2002.

                                  Certification

I, Joseph Bellantoni, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dominion Resources Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 19, 2003             /s/ Joseph Bellantoni
                                     -----------------------------------
                                         Joseph Bellantoni
                                         President (Principal Executive
                                         Officer and Principal Accounting
                                         Officer)

DOMINION RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC.


Dated: February 19, 2003   By:   /s/ Joseph R. Bellantoni
                                 ------------------------------
                                     Joseph R. Bellantoni
                                     President, Chief Executive Officer and
                                     Chief Financial Officer