Form 10KSB/A
period 2002-09-30
DOMINION RESOURCES INC /DE/
filed 2003-04-10
CIK 314712

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding the Company's plans and objectives relating to its products and services, its future economic performance, the Company's future operations, including plans or objectives relating to its intentions to acquire interests and enter into acquisition and other agreements to acquire or invest in and develop other business interests, regarding raising additional capital and the adequacy of that capital to fund the Company's proposed business plans and objectives, the completion of the Company's tentative agreement with Ms. Tierney and the ability of the Company's management to complete negotiations for the acquisition of targeted business activities, and the terms on which those acquisitions or transactions can be completed. Such statements also include statements relating to the ability of the Company to provide the funds to enable those businesses to adequately develop and pursue their business plans and to the liquidity of the market for the Company's securities and the ability of investors to sell their securities purchased. Forward-looking statements made in this Report include the assumptions made by management as to the future growth and business direction of the Company. If the Company's assumptions are incorrect, the Company may be unsuccessful in developing as a viable business enterprise. The Company's ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured. Under such circumstance, an investor's entire investment will be in jeopardy and may be lost. The Company's business plan has evolved over time and the Company expects that its plans will evolve further in the future. These changes create additional risks and uncertainties to the investor. The Company's inability to meet its plans and objectives or the consequences to it from adverse developments in general economic or capital market conditions and its inability to raise additional capital could have a material adverse effect on it. The Company cautions investors that various risk factors accompanying those forward-looking statements are described, among other places, under the caption "Risk Factors" herein. They are also described in the Company's Annual Reports on Form 10-QSB, and its Current Reports on Form 8-K. These risk factors could cause the Company's operating results, financial condition and ability to fulfill its plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect its financial condition and its ability to pursue its business strategy and plans.

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

Absence of Funding Source. Through fiscal 2002, the Company wassubstantially dependent upon The Spa at CS to fulfill its obligations to under an indemnity agreement relating to the Stonehill Recreation note receivable. The Company assigned this indemnity agreement, as well as the related note receivable, to Berkowitz Wolfman during the fiscal year ended September 30, 2002. Accordingly, this source of funding is no longer available to the Company. The Company currently has no source of funds to meet its obligations, however, it believes that the development of condominiums pursuant to its joint venture agreement with The Spa at CS or future borrowings will enable the Company to meet these obligations as they come due. However, there can be no assurance that funding from these sources will be available and that the Company will be able to meet these obligations.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

NAME                       AGE    PRINCIPAL OCCUPATION                                DIRECTOR SINCE
----                       ---    --------------------                                --------------
Joseph R. Bellantoni *      40    Treasurer; Chief Financial Officer; Chief                1995
                                  Executive Officer and Director
Maureen Kosminsky           37    Vice President and Secretary                               --
Paul J. Donahue (+)*        69    Director                                                 1995
Thomas Conlin (+)           68    Director                                                 1996


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

                                              SUMMARY COMPENSATION TABLE


                               ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                               ----------------------------------------- ------------------------------
                                                          BONUS/ANNUAL    SECURITIES      LONG-TERM
          NAME AND                                          INCENTIVE     UNDERLYING      INCENTIVE       ALL OTHER
     PRINCIPAL POSITION          YEAR         SALARY          AWARD         OPTIONS        PAYOUTS      COMPENSATION
--------------------------------------------------------------------------------------------------------------------
Joseph R. Bellantoni, Chief      2002        $15,000          $-0-           $-0-            $-0-          $4,800
Executive Officer                2001        $15,000          $-0-           $-0-            $-0-          $4,800
                                 2000        $75,000          $-0-           $-0-            $-0-           $-0-


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

Name of Beneficial Owner (1)            Number of Shares Beneficially     Percentage of Outstanding
------------------------                ------------------------------    -------------------------
                                                   Owned(2)                         Common Stock
                                                   -----                             -----------
Joseph R. Bellantoni                                - 0 -                               - 0 -
Paul J. Donahue                                     - 0 -                               - 0 -
Thomas Conlin                                       - 0 -                               - 0 -
All Officers and Directors as a Group               - 0 -                               - 0 -
(three persons)                                   1,922,000                             20.0%
Public Loan Corporation                            750,000                               7.8%
Schuyler Associates                               1,111,111                             11.5%
Amos Phillips                                      555,555                               5.8%
Venturetek, LP                                     555,555                               5.8%
Kinder Investments

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company is not a party to any material transaction with any officer, Director or holder of more than 5% of the outstanding common stock of the Company.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         3(a)    Certificate of Incorporation of Registrant and Amendment No.1
                 thereto (1)
         3(b)    Certificate of Amendment dated June 24, 1992 to Certificate of
                 Incorporation reducing the authorized shares of Common Stock to
                 25,000,000, increasing the par value to $.01 per share and effecting a one-for-four reverse stock split (2)
         3(c)    By-laws of Registrant (1)
         4(d)    Specimen Common Stock Certificate, $.01 par value (2)

         10(h) Consulting Agreement and First Amendment to the Consulting Agreement dated November 11, 1989 between the Registrant and Gene W. Mulvihill (3)
         10(i) Resort Club Inventory Trust dated as of June 15, 1999 among Resort Club, Inc., Comet Management, L.L.C. and Resort Club Fulfillment Corporation (4)
         10(j) Amendment dated as of June 15, 1999 to Resort Club Inventory Trust (4)
         10(k) Agreement dated as of July 1, 1999 among Diamond Leasing and Management Corp., Dominion Resources, Inc., and Resort Club, Inc. (4)
         10(l) Agreement dated as of June 15, 1999 between Resort Club, Inc. and Resort Club Inventory Trust (4)
         10(m) Campground and Amenities Trust dated as of June 15, 1999 between Resort Club Inventory Trust and Resort Club, Inc. (4)
         22.     Subsidiaries of the registrant:

         NAME                                           STATE OF INCORPORATION
         ----                                           ----------------------
         Dominion Cellular, Inc.                             New Jersey
         Diamond Leasing and Management Corp.                Delaware
         Diamond World Funding Corp.                         New Jersey

         99.1   Certification Pursuant to Rule 13a-14(a)
         99.2   Certification Pursuant to Section 1350
         99.3   Certification Pursuant to Section 1350

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

                                     DOMINION RESOURCES, INC.

Dated: April 9, 2003                By:    /s/ Joseph R. Bellantoni
                                        ----------------------------------
                                               Joseph R. Bellantoni

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                     TITLE                                  DATE
---------                     -----                                  ----

/s/ Joseph R. Bellantoni      President, Chief Executive         April 9, 2003
-------------------------     Officer, Chief Financial
Joseph R. Bellantoni          Officer and Director

/s/ Paul J. Donahue           Director                          April 9, 2003
-------------------------
Paul J. Donahue

/s/ Thomas Conlin              Director                         April 9, 2003
-------------------------
Thomas Conlin

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

Liebman, Goldberg, & Drogin, L.L.P.
Garden City, New York

November 22, 2002

April 9, 2003 (as to the restatement of the consolidated statements of cash flows)

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


                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2002 and 2001

                                      Capital
                 Common     Par       in Excess   Accum      Other                Treasury
                 Stock      Value     of Par      Deficit    Comprehensive Loss   Stock            Total
                 -----      -----     ------      -------    ------------------   -----            -----
Balance -
September
30, 2000        7,630,576   $76,306   $5,819,484  $(4,276,941)     $(34,836)      $(1,400,913)    $183,100

Conversion of
  redeemable
  common
  stock         1,622,000    16,220    1,273,603                                                 1,289,823

Net Loss                                           (2,536,310)                                  (2,536,310)

Unrealized
  losses on
  securities                                                         (6,023)                        (6,023)

Balance -
September
30, 2001        9,252,576    92,526    7,093,087   (6,813,251)      (40,859)       (1,400,913)  (1,069,410)

Net income                                            144,866                                      144,866

Unrealized
  losses on
  securities                                                           (509)                          (509)

Balance -
September
30,2002         9,252,576   $92,526   $7,093,087  $(6,668,385)     $(41,368)      $(1,400,913)   $(925,053)


                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,2002 and 2001

                                                                                  2002         2001
                                                                                  ----         ----
Cash flows from operating activities:
  Net income (loss)                                                          $   144,866    $(2,536,310)

Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
  Depreciation and amortization                                                    8,066         13,077
  Loss on sale of property, equipment
     furniture and fixtures                                                        1,862            -0-
  Amortization of deferred financing costs                                           -0-         52,082
  Stonehill Note - original issue discount                                      (276,236)       459,861
  Debt conversion expense                                                            -0-        214,823
  Income tax receivable                                                              -0-        286,944

Changes in assets and liabilities:
  Membership receivables                                                             -0-        618,643
  Other receivables                                                               11,155         66,052
  Receivable - Internal Revenue Service                                         (495,470)           -0-
  Prepaid expenses and other assets                                               33,266        (25,781)
  Accounts payable and accrued liabilities                                       (19,608)       (51,504)
  Deferred revenue                                                                   -0-        (35,210)
Net cash (used in) operating activities                                         (592,099)      (937,323)

Cash flows from investing activities:
  Sale of marketable securities                                                      -0-            702
  Investment in real estate and real estate
    related activities                                                             8,361        (18,459)
  Mortgage receivables                                                            (6,767)           -0-
  RiceX loan participation                                                           -0-        948,655
  RiceX investment                                                                   -0-        (17,215)
  Stonehill Recreation note receivable                                               -0-        612,926
  Capital expenditures                                                               -0-        (23,032)
Net cash provided by investing
  activities                                                                       1,594      1,503,577

Cash flows from financing activities:
  Additional borrowings                                                          673,602              0
  Repayment of borrowings                                                        (93,999)      (578,980)
Net cash provided by (used in)
   financing activities                                                          579,603       (578,980)

Decrease in cash and cash equivalents                                            (10,902)       (12,726)
Cash and cash equivalents, October 1,                                             13,346         26,072
Cash and cash equivalents, September 30,                                     $     2,444    $    13,346


                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
FOR THE YEARS ENDED SEPTEMBER 30, 2002 and 2001

                                                        2002            2001
                                                        ----            ----

  Exchange of Resort Club Assets for
   repayment of debt (Note 8):

  Assignment membership receivables                       -0-        (1,701,989)
  Assignment of Trust remainder                           -0-          (272,332)
  Assumption of Resort Club obligations                   -0-           822,907
   by Berkowitz Wolfman
  Repayment of debt                                       -0-         1,151,414
Subtotal                                                  -0-               -0-

  Exchange of Redeemable Common Stock
   for Common Stock (Note 10):

  Issuance of common stock - par value                    -0-           (16,220)
  Issuance of common stock - additional
   paid in capital                                        -0-        (1,273,603)
  Debt conversion expense                                 -0-           214,823
  Cancellation of redeemable common stock                 -0-         1,075,000
Subtotal                                                  -0-               -0-

  Exchange of Stonehill Recreation Note
   Receivable for Repayment of Debt
   (Note 8)

  Assignment of note receivable                    (2,056,000)              -0-
  Interest income (Note 8)                           (276,236)              -0-
  Repayment of debt                                 2,332,236               -0-
Subtotal                                                  -0-               -0-

Total Non-Cash Operating, Investing            $          -0-        $      -0-
   and Financing Activities


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

The reconciliation between the actual and expected federal tax is as follows:

Federal corporate tax rate of 34% and applicable
 AMT applied to pretax loss                      $ (383,165)       $  286,944

State and local taxes, net of federal benefit            -0-               -0-

Effect of non-deductible entertainment                   -0-               -0-

Effect of tax vs. book depreciation                      -0-               -0-

Effect of capital loss carry forward                     -0-               -0-

Effect of NOL limitation                                 -0-               -0-

Total tax expense (benefit)                      $ (383,165)      $   286,944


Deferred income taxes as reported on the balance sheet consists of:

                                              September 30,
                                            2002         2001
                                            ----         ----
Deferred tax assets                   $    442,641   $ 6,597,923
Deferred tax liabilities                        -0-           -0-
Valuation allowance                       (442,641)   (6,597,923)
                                      $         -0-  $        -0-


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