Form 10QSB/A
period 2002-12-31
DOMINION RESOURCES INC /DE/
filed 2003-04-10
CIK 314712

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

                  Class                        Outstanding at February 1, 2003
      Common Stock, $0.01 par value                        9,627,576

DOMINION RESOURCES, INC.  AND SUBSIDIARIES

FORM 10-QSB/A

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS




                                                 December 31,   September 30,
                                                 2002           2002
                                                 (Unaudited)    (See note below)

Current assets:
Cash and cash equivalents                        $   18,966       $    2,444
Receivable - Internal Revenue Service                     0          495,470
Investment in marketable securities                      45               45
Other receivables                                    38,712           38,606
Mortgage receivables                                 43,211           38,896
          Total current assets                      100,934          575,461

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization of $57,863 at December 31,
  2002 and $104,485 at September 30, 2002            18,995          117,525

Other assets:

 Mortgage receivables                               151,336          151,336
 Investment in RiceX, Inc.                           41,827           41,827
 Joint Venture - Condominiums at Stonehill          495,941          495,941
 Real estate - Fort Lee Properties                        0          137,328
          Total other assets                        689,104          826,432
          Total assets                           $  809,033       $1,519,418



Note: The balance sheet at September 30, 2002, has been taken from the audited financial statements at that date and condensed.


See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                 December 31,   September 30,
                                                 2002           2002
                                                 (Unaudited)    (See note below)

Current Liabilities:
Debt, current portion                            $    60,000    $   124,001
 Accounts payable and accrued liabilities          1,362,664      1,442,190
          Total current liabilities                1,422,664      1,566,191

Long-term liabilities:
 Debt, net of current maturities                     276,425        878,280
         Total long-term liabilities                 276,425        878,280

Commitments and Contingencies (Note 6):

Stockholders'deficit:
 Common stock, $0.01 par value; Authorized
   - 25,000,000 Shares; issued and outstanding
   - 9,627,576 shares at December 31, 2002
    and 9,252,576 at September 30, 2002,
    respectively                                      96,276         92,526
 Additional paid-in-capital                        7,280,587      7,093,087
 Accumulated deficit                              (6,824,638)    (6,668,385)
 Accumulated Other Comprehensive Loss                (41,368)       (41,368)
 Less: 1,350,646 shares held in treasury
  at December 31, 2002 and September 30, 2002     (1,400,913)    (1,400,913)
          Total stockholders' deficit               (890,056)      (925,053)
          Total liabilities and
            stockholders' deficit                $   809,033    $ 1,519,418


Note: The balance sheet at September 30, 2002, has been taken from the audited financial statements at that date and condensed.




See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)


                                                       2002             2001
Revenues:
 Other revenue                                     $         0      $     1,199
       Total revenues                                        0            1,199

Expenses:
 Other operations                                          918           17,298
 General and administrative expenses                   285,909           84,734
 Depreciation and amortization                           1,436            1,932
       Total expenses                                  288,263          103,964

Loss from operations                                  (288,263)        (102,765)

Other income (expenses):
 Interest income                                         4,315            4,186
 Interest expense                                      (11,359)         (94,001)
 Gain on exchange - Fort Lee Condominiums              162,672                0
 Loss on exchange - Selma office building              (23,618)               0
        Total other income (expenses)                  132,010          (89,815)

Loss before provision for income taxes                (156,253)        (192,580)
  Provision for income taxes                                 0                0
Net loss                                           $  (156,253)     $  (192,580)

Net loss per common share                          $     (0.02)     $     (0.02)

Weighted average number of shares used in
  computing net (loss) per share                     9,301,489        9,252,576

See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 30, 2002 AND 2001
(Unaudited)


                                                            2002         2001
Cash flows from operating activities:
  Net loss                                               $(156,253)   $(192,580)
Adjustments to reconcile net
  loss to net cash provided by (used
  in) operating activities:
  Depreciation and amortization                              1,436        1,932
  Loss on exchange - Selma office building                  23,618            0
  Gain on exchange - Fort Lee condominiums                (162,672)           0
  Issuance of common stock for consulting services         191,250            0
Changes in assets and liabilities:
  Other receivables                                           (106)      (4,598)
  Receivable - Internal Revenue Service                    495,470            0
  Prepaid expenses and other assets                              0         (228)
  Accounts payable and accrued expenses                    (29,525)      94,368
Net cash provided by (used in)
     operating activities                                  363,218     (101,106)

Cash flows from investing activities:
  Mortgage receivables                                      (4,316)           0
Net cash (used in) investing activities                     (4,316)           0

Cash flows from financing activities:
  Additional borrowings                                          0      111,008
  Repayment of debt                                       (342,380)           0
Net cash provided by (used in) financing activities       (342,380)     111,008

Increase in cash and cash equivalents                       16,522        9,902
Cash and cash equivalents balance, beginning
  of period                                                  2,444       13,346
Cash and cash equivalents balance, end of period         $  18,966    $  23,248


See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)


                                                           2002         2001

Exchange of Selma, Alabama building for
 Repayment of debt (Note 6):

Repayment of debt                                       $  73,476      $    0
Loss on exchange                                           23,618           0
Assignment of building, net book value                    (97,094)          0

Exchange of Fort Lee Condominiums
 for repayment of debt (Note 6):

Repayment of debt                                         250,000           0
Assumption of accrued real estate taxes                    25,000           0
Assumption of accrued condominium fees                     25,000           0
Assignment of condominiums, net book value               (137,328)          0
Gain on exchange                                         (162,672)          0

Issuance of Common Stock for
 Consulting Fees (Note 7):

Consulting expense                                        191,250           0
Issuance of common stock - par value                       (3,750)          0
Issuance of common stock - add. Paid in cap              (187,500)          0

Total Non-Cash Operating, Investing
 and Financing Activities                               $       0      $    0



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

Note 7 - Common Stock:

On or about December 20, 2002, the Company issued 375,000 shares of its $0.01 par value common stock to Schuyler Associates in connection with their efforts in assisting the Company in various financing transactions, which included refinancing the Binghamton debt. The Company recorded the transaction at fair market value or a per share price of $0.51 for an aggregate of $191,250.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto included in Item I of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB/A for the year ended September 30, 2002.

A. Liquidity and Capital Resources

During the first three months of fiscal 2003, the Company had a net loss of $156,253. Included in the net loss is depreciation and amortization of $1,436 and a loss on the exchange of the Company's Selma, Alabama office building for repayment of debt in the amount of $23,618 and issuance of 375,000 shares of the Company's common stock with a fair market value of $191,250 for consulting services which are non-cash expenses, offset by a gain on the exchange of the Company's Fort Lee condominiums for repayment of debt in the amount of $162,672. The net loss during the first three months of fiscal 2003 was substantially reduced by the gain on the exchange of the Fort Lee condominiums. This income is not expected for the remainder of fiscal 2003.

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

General and administrative expenses were $285,909 in the first three months of fiscal 2003 compared with $84,734 in the first three months of fiscal 2002, for a increase of $201,175 or 237% primarily as a result of consulting fees paid to Schuyler Associates with 375,000 shares of the Company's common stock with a fair market value of $191,250.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding the Company's plans and objectives relating to its products and services, its future economic performance, the Company's future operations, including plans or objectives relating to its intentions to acquire interests and enter into acquisition and other agreements to acquire or invest in and develop other business interests, regarding raising additional capital and the adequacy of that capital to fund the Company's proposed business plans and objectives, and the ability of the Company's management to complete negotiations for the acquisition of targeted business activities, and the terms on which those acquisitions or transactions can be completed. Such statements also include statements relating to the ability of the Company to provide the funds to enable those businesses to adequately develop and pursue their business plans and to the liquidity of the market for the Company's securities and the ability of investors to sell their securities purchased. Forward-looking statements made in this Report include the assumptions made by management as to the future growth and business direction of the Company. If the Company's assumptions are incorrect, the Company may be unsuccessful in developing as a viable business enterprise. The Company's ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured. Under such circumstance, an investor's entire investment will be in jeopardy and may be lost. The Company's business plan has evolved over time and the Company expects that its plans will evolve further in the future. These changes create additional risks and uncertainties to the investor. The Company's inability to meet its plans and objectives or the consequences to it from adverse developments in general economic or capital market conditions and its inability to raise additional capital could have a material adverse effect on it. The Company cautions investors that various risk factors accompanying those forward-looking statements are described, among other places, under the caption "Risk Factors" herein. They are also described in the Company's Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, and its Current Reports on Form 8-K and amendments of those filings. These risk factors could cause the Company's operating

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996 (continued)


results, financial condition and ability to fulfill its plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect its financial condition and its ability to pursue its business strategy and plans.

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

DOMINION RESOURCES, INC.


Dated: April 9, 2003       By:   /s/ Joseph R. Bellantoni
                                 -----------------------------------------------
                                     Joseph R. Bellantoni
                                     President, Chief Executive Officer and
                                     Chief Financial Officer