Form 10KSB/A
period 2000-09-30
DOMINION RESOURCES INC /DE/
filed 2003-05-08
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 3

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

QUARTER ENDED                         BID                      ASKED
                               -------------------       -------------------
                                HIGH         LOW           HIGH       LOW
                               -------       ----        -------      ------
December 31, 1998              $1.375       $.6875       $2.125      $1.4375
March 31, 1999                 $  .25       $  .25       $ .625      $  .625
June 30, 1999                  $ 1.00       $ 1.00       $ 1.00      $ 1.375
September 30, 1999             $ 1.00       $ 1.00       $ 1.25      $  1.25

December 31, 1999              $  .25       $  .25       $.4375      $ .4375
March 31, 2000                     *            *            *            *
June 30, 2000                      *            *            *            *
September 30, 2000                 *            *            *            *

December 31, 2000              $  .11       $  .11       $  .25      $   .25

___________________
  *Quotations for the Common Stock were not published.

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

Liquidity and Capital Resources

         During fiscal 2000, the Company had a loss from operations of approximately $8,015,373. Included in net income from operations is depreciation of approximately $10,775 and amortization of deferred financing costs of $117,034, all of which are non-cash expenses. Amortization of interest income of $60,017 offset these items. In addition, the sale of the Company's 65% interest in Resort Club resulted in a non-cash gain of $10,302,712 offset by a valuation allowance adjustment to the RiceX investment of $459,191 and the issuance of RiceX common stock and warrants for consulting services in the amount of $108,793.

         Changes in assets and liabilities included an increase in membership receivables of $988,618, an increase in accrued interest and other receivables of $735,767, offset by a decrease in prepaid expenses and other assets of $106, accounts payable and accrued liabilities of $91,729 and deferred revenue of $140,841. After reflecting the net changes in assets and liabilities, net cash used by operations was approximately $159,900.

         Investing activities provided net cash of approximately $1,014,600 and includes primarily the proceeds of the RiceX Note of $1,750,000, proceeds from the sale of RiceX common stock of $220,800, offset by the participation in FoodCeuticals loan of $948,655.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

NAME                  AGE  PRINCIPAL OCCUPATION                   DIRECTOR SINCE
----                  ---  --------------------                   --------------
Joseph R. Bellantoni * 38  Treasurer; Chief Financial Officer;         1995
                           Chief Executive Officer and Director
Maureen Kosminsky      35  Vice President and Secretary                  --
Paul J. Donahue (+)*   67  Director                                    1995
Thomas Conlin (+)      66  Director                                    1996

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


Name of Beneficial Owner (1)                     Number of Shares Beneficially         Percentage of Outstanding
-------------------------                                   Owned(2)                          Common Stock
                                                            --------                             -----
Joseph R. Bellantoni                                         - 0 -                               - 0 -
Paul J. Donahue                                              - 0 -                               - 0 -
Thomas Conlin                                                - 0 -                               - 0 -
All Officers and Directors as a Group                        - 0 -                               - 0 -
(three persons)
Amos Phillips                                              1,111,111                             14.0%
Venturetek, LP                                              555,555                               7.0%
Kinder Investments                                          555,555                               7.0%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since October 1, 1998, the Company has not been a party to any material transaction with any officer, Director or holder of more than 5% of the outstanding common stock of the Company.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

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

                                                    DOMINION RESOURCES, INC.


Dated: April 15, 2003                               By: /s/ Joseph R. Bellantoni
                                                       ------------------------
                                                            Joseph R. Bellantoni

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                           TITLE                        DATE
---------                           -----                        ----

/s/ Joseph R. Bellantoni     Treasurer, Chief Financial     April 15, 2003
-----------------------      Officer, Chief Executive
Joseph R. Bellantoni         Officer and Director

/s/ Maureen Kosminsky        Vice President and Secretary   April 15, 2003
-----------------------
Maureen Kosminsky


/s/ Paul J. Donahue          Director                       April 15, 2003
-----------------------
Paul J. Donahue


/s/ Thomas Conlin            Director                       April 15, 2003
-----------------------
Thomas Conlin

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

December 18, 2000 (as originally stated) May 14, 2001 (restated as to Notes 3,6 and 11)

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



                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                           2000           1999
                                                           ----           ----
Revenues
  Ski rental shop revenue and other revenue           $     8,953    $   23,367
       Total revenues                                       8,953        23,367

Expenses:
  Ski rental shop and other operations                     95,400        24,865
  General and administrative expenses                   1,264,467       819,247
  Depreciation and amortization                            10,775        14,926
       Total expenses                                   1,370,642       859,038

Loss from operations                                   (1,361,689)     (835,671)

Other income (expenses):
  Interest income                                         810,929     1,448,117
  Interest expense                                       (702,417)     (652,009)
  Financing fee income                                        -0-       531,714
  Amortization of deferred financing costs               (117,034)     (102,709)
  Gain (loss) on sale of marketable securities             74,985       (38,832)
  Gain on Sale of real estate and RTC Mortgages               -0-        11,764
  Unrealized loss on valuation of RiceX investment       (459,191)          -0-
  Stonehill Recreation reserve                           (532,922)          -0-
      Total other income (expenses)                      (925,650)    1,198,045

Income from continuing operations before
  income taxes                                         (2,287,339)      362,374
Income taxes (Note 7)                                         -0-           -0-

Net (loss) income from continuing operations           (2,287,339)      362,374

Discontinued Operations:
  Income from operations of Resort Club
    less applicable tax benefit of $-0- in 2000 and
    1999                                                      -0-     2,606,208

  Gain on sale of Resort Club less applicable
    taxes of $-0-                                      10,302,712           -0-

Net income from discontinued operations                10,302,712     2,606,208

Net income                                            $ 8,015,373    $2,968,582

Net income (loss) per common share -
  continuing operations                               $     (0.30)   $     0.05

Net income per common share -
  discontinued operations                             $      1.35    $     0.37

Net income per common share                           $      1.05    $     0.42

Weighted average number of share used in
  computing net income (loss) per share                 7,630,576     6,993,164



                              See accompanying note

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2000 and 1999

                                                   Capital                     Other
                           Common       Par        in Excess      Accum        Comprehensive      Treasury
                           Stock        Value      of Par         Deficit      Loss               Stock           Total
                           -----        -----      ------         -------      ----               -----           -----
Balance -
September 30,
1998                      5,058,354    $50,584    $5,270,206    $(15,260,896)   $      0      $ (1,400,913)   $(11,341,019)

Sale of 2,222,222
shares of common
stock                     2,222,222     22,222       377,778                                                       400,000

Issuance of
350,000 shares
for consulting
services                    350,000      3,500       171,500                                                       175,000

Net Income                                                         2,968,582                                     2,968,582
Balance -
September
30, 1999                  7,630,576     76,306     5,819,484     (12,292,314)   $      0        (1,400,913)     (7,797,437)

Net Income                                                         8,015,373                                     8,015,373

Other Comprehensive Loss                                                         (34,836)                          (34,836)

Balance -
September
30, 2000                  7,630,576    $76,306    $5,819,484    $ (4,276,941)    (34,836)     $ (1,400,913)   $    183,100


                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

                                                      2000            1999
Cash flows from operating activities:
  Net income                                     $  8,015,373    $  2,968,582

Adjustments to reconcile net income
 to net cash (used in) operating activities:
  Depreciation and amortization                        10,775          14,926
  Amortization of deferred financing costs            117,034         102,707
  Amortization of interest income                     (60,017)        (87,344)
  Acceleration of unamortized interest expense            -0-       1,276,551
  Amortization of interest expense                        -0-       1,350,936
  Financing fee income (RiceX)                            -0-        (531,714)
  Gain on sale of Resort club                     (10,302,712)            -0-
  Unrealized loss on valuation
        of RiceX investment                           459,191             -0-
  Issuance of RiceX common shares and
        Warrants for consulting services              108,793             -0-

Changes in assets and liabilities:
  Membership receivables                              988,618       1,209,041
  Accrued interest and other receivables              735,767      (1,454,168)
  Prepaid expenses and other assets                      (106)         (3,709)
  Deferred membership interests held for sale             -0-       8,109,431
  Accounts payable and accrued liabilities            (91,729)     (2,230,105)
  Deferred revenue                                   (140,841)    (11,482,588)
Net cash (used in) operating activities              (159,854)       (757,454)
Cash flows from investing activities:
  Sale of Marketable Securities                        31,012          42,115
  Note Receivable - Related Party                          45      (1,439,259)
  Investment in real estate and real estate
    related activities                                 (3,800)        (39,183)
  Investment in mortgages receivables                   4,922         130,692
  RiceX Note Receivable                             1,750,000             -0-
  RiceX Loan Participation                           (948,655)            -0-
  RiceX Investment                                    220,800             -0-
  Capital Expenditures                                (39,706)        (22,878)
Net cash provided by (used in) investing
  activities                                        1,014,618      (1,328,513)
Cash flows from financing activities:
  Proceeds from borrowings                                -0-       2,283,299
  Repayment of borrowings                            (835,802)       (843,381)
  Proceeds from sale of common stock                      -0-         400,000
  Purchase of redeemable common stock                 (75,000)       (300,000)
Net cash provided by (used in) financing
  activities                                         (910,802)      1,539,918

Decrease in cash and cash equivalents                 (56,038)       (546,049)
Cash and cash equivalents, October 1,                  82,110         628,159
Cash and cash equivalents, September 30,         $     26,072    $     82,110


                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
FOR THE YEARS ENDED SEPTEMBER 30,


                                               2000                      1999
                                               ----                      ----
Common Stock (Note 10)                            -0-                  (3,500)
Additional paid-in capital (Note 10)              -0-                (171,500)
Investment in RiceX (Note 5)                      -0-                 813,396
Financing fee income (Note 5)                     -0-                (531,714)
Deferred interest income (Note 5)                 -0-                (281,682)
Deferred financing costs (Note 10)                -0-                 175,000
Gain on sale of Resort Club(Note 2)       (10,302,712)                    -0-
Membership receivables (Note 2)            (1,456,917)                    -0-
Accrued Interest and other
  receivables (Note 2)                     (1,065,472)                    -0-
Prepaid expenses and other
assets (Note 2)                              (235,566)                    -0-
Accounts Payable and accrued
expenses  (Note 2)                           (673,311)                    -0-
Fixed assets (Note 2)                         (91,412)                    -0-
Debt  (Note 2)                             13,825,390                     -0-
Consulting services                           108,793                     -0-
Issuance of RiceX common stock
      And warrants                           (108,793)                    -0-

Total Non-Cash Operating, Investing
      and Financing Activities            $       -0-               $     -0-


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

                                               September 30,
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

On January 15, 1999, the Company entered into a third loan agreement with Binghamton in the principal amount of $500,000. The loan bears interest at 12.25%.

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

Other Information

Aggregate principal reductions of debt as of September 30, 1999 are summarized as follows (000's omitted):

                         Secured       Notes
Fiscal Year              Debt          Payable        Total
-----------              ----          -------        -----
2001                     $  775,240    $33,955        $  809,195
2002                     $3,672,707    $ 7,207        $3,679,914
2003 and thereafter      $      -0-    $25,927        $   25,927

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