Form 10KSB/A
period 2001-09-30
DOMINION RESOURCES INC /DE/
filed 2003-05-08
CIK 314712

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

         Other income RiceX was $17,215 in fiscal 2001. The increase of $17,215 was the result of a transaction relating to the purchase of 48,466 shares of RiceX Common Stock and a warrant to purchase 194,470 shares of RiceX Common Stock.

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

                                   SUMMARY COMPENSATION TABLE




                               ANNUAL COMPENSATION                       LONG-TERM
                                                                         COMPENSATION
                               ---------------------------------------------------------------------
                                                          BONUS/ANNUAL    SECURITIES      LONG-TERM
          NAME AND                                          INCENTIVE     UNDERLYING      INCENTIVE       ALL OTHER
     PRINCIPAL POSITION          YEAR         SALARY          AWARD         OPTIONS        PAYOUTS      COMPENSATION
---------------------------------------------------------------------------------------------------------------------

Joseph R. Bellantoni,            2001        $ 15,000         $-0-           $-0-            $-0-          $4,800
Chief Executive Officer          2000        $ 75,000         $-0-           $-0-            $-0-          $  -0-
                                 1999        $100,000         $-0-           $-0-            $-0-          $  -0-


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

                                            DOMINION RESOURCES, INC.


Dated: April 15, 2003                       By:/s/ Joseph R. Bellantoni


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                       TITLE                               DATE

/s/ Joseph R. Bellantoni        Treasurer, Chief Financial      April 15, 2003
---------------------------     Officer, Chief Executive
Joseph R. Bellantoni            Officer and Director

/s/ Maureen Kosminsky           Vice President and Secretary    April 15, 2003
---------------------------
Maureen Kosminsky


/s/ Paul J. Donahue             Director                        April 15, 2003
---------------------------
Paul J. Donahue


/s/ Thomas Conlin               Director                        April 15, 2003
---------------------------
Thomas Conlin

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

December 26, 2001(as originally stated)

May 2, 2002 (restated as to Notes 1,2,4,8 and 11)

April 9, 2003 (as to the restatement of the consolidated statements of cash flows)

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2001

ASSETS

 Current assets:
 Cash and cash equivalents                                            $   13,346
 Investment in marketable securities                                         554
 Other receivables                                                         5,494
 Mortgage receivables                                                     20,361
 Prepaid expenses and other assets                                        33,267
      Total current assets                                                73,022

 Property, equipment, furniture, and fixtures, net
  of accumulated depreciation and amortization
   (Note 1)                                                              157,181

 Other assets:
  Mortgage receivables                                                   171,464
  Other receivables                                                       44,267
  Note Receivable - Stonehill Recreation (Note 4)                      2,056,000
  Investment in RiceX, Inc. (Note 5)                                      41,827
  Joint Venture - Condominiums at Stonehill                              495,941
  Real estate - Fort Lee Properties                                      137,328
         Total other assets                                            2,946,827

         Total assets                                                 $3,177,030







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




                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                        2001             2000
Revenues
  Other revenue                                    $      3,297    $      3,597
       Total revenues                                     3,297           3,597

Expenses:
  Other operations                                       68,628          95,400
  General and administrative expenses                 1,061,152       1,264,467
  Depreciation and amortization                          13,077          10,775
       Total expenses                                 1,142,857       1,370,642

Loss from operations                                 (1,139,560)     (1,367,045)

Other income (expenses):
  Interest income                                        50,619         717,655
  Interest expense                                     (450,874)       (603,787)
  RiceX                                                  17,215               0
  Amortization of deferred financing costs              (52,082)       (117,034)
  Gain on sale of marketable securities                     -0-          74,985
  Debt conversion expense                              (214,823)            -0-
  Unrealized loss on valuation of RiceX investment          -0-        (459,191)
  Bad debt expense                                     (459,861)       (532,922)
      Total other income (expenses)                  (1,109,806)       (920,294)

Loss from continuing operations before
  income taxes                                       (2,249,366)     (2,287,339)
Income taxes (Note 7)                                   286,944             -0-

Loss from continuing operations                      (2,536,310)     (2,287,339)

Discontinued Operations:
  Gain on sale of Resort Club less applicable
    taxes of $-0-                                           -0-      10,302,712

Net income from discontinued operations                     -0-      10,302,712

Net income (loss)                                  $ (2,536,310)   $  8,015,373

Loss per common share -
  continuing operations                            $      (0.31)   $      (0.30)

Income per common share -
  discontinued operations                          $       0.00    $       1.35

Net income (loss)per common share                  $      (0.31)   $       1.05

Weighted average number of share used in
  computing net income (loss) per share               8,243,825       7,630,576


                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2001 and 2000



                                         Capital
                 Common      Par         in Excess      Accum         Other                   Treasury
                 Stock       Value       of Par         Deficit       Comprehensive Loss      Stock             Total

Balance -
September
30, 1999        7,630,576   $ 76,306   $  5,819,484   $(12,292,314)          0            $ (1,400,913)     $ (7,797,437)

Net Income                                               8,015,373                                             8,015,373

Unrealized
losses on
securities                                                             (34,836)                                  (34,836)

Balance -
September
30, 2000        7,630,576     76,306      5,819,484     (4,276,941)    (34,836)             (1,400,913)          183,100


Conversion of
 Redeemable
 Common
 Stock          1,622,000     16,220      1,273,603                                                            1,289,823

Net Loss                                                (2,536,310)                                           (2,536,310)

Unrealized
Losses on
Securities                                                              (6,023)                                   (6,023)

Balance -
September
30, 2001        9,252,576   $ 92,526   $  7,093,087   $ (6,813,251)    (40,859)           $ (1,400,913)     $ (1,069,410)



                                     See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                        2001            2000
Cash flows from operating activities:
  Net income (loss)                                $ (2,536,310)   $  8,015,373

Adjustments to reconcile net income
 to net cash (used in) operating activities:
  Depreciation and amortization                          13,077          10,775
  Amortization of deferred financing costs               52,082         117,034
  Amortization of interest income                           -0-         (60,017)
  Gain on sale of Resort club                               -0-     (10,302,712)
  Bad debt expense                                      459,861         532,922
  Debt conversion expense                               214,823             -0-
  Income tax benefit                                    286,944             -0-
  Unrealized loss on valuation
     of RiceX investment                                    -0-         459,191
  Issuance of Ricex common stock and
     Warrants for consulting services                       -0-         108,793

Changes in assets and liabilities:
  Membership receivables                                618,643         988,618
  Other receivables                                      66,052         202,845
  Prepaid expenses and other assets                     (25,781)           (106)
  Accounts payable and accrued liabilities              (51,504)        (91,729)
  Deferred revenue                                      (35,210)       (140,841)
Net cash (used in) operating activities                (937,323)       (159,854)

Cash flows from investing activities:
  Sale of Marketable Securities                             702          31,012
  Investment in real estate and real estate
    related activities                                  (18,459)          1,122
  RiceX Note Receivable                                     -0-       1,750,000
  RiceX Loan Participation                              948,655        (948,655)
  RiceX Investment                                      (17,215)        220,800
  Stonehill Recreation note receivable                  612,926              45
  Capital Expenditures                                  (23,032)        (39,706)
Net cash provided by investing
  activities                                          1,503,577       1,014,618

Cash flows from financing activities:
  Repayment of borrowings                              (578,980)       (835,802)
  Purchase of redeemable common stock                       -0-         (75,000)
Net cash(used in) financing
  activities                                           (578,980)       (910,802)

Decrease in cash and cash equivalents                   (12,726)        (56,038)
Cash and cash equivalents, October 1,                    26,072          82,110
Cash and cash equivalents, September 30,           $     13,346    $     26,072



                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                        2001           2000
  Gain on sale of Resort Club (Note 2)                     -0-     (10,302,712)
  Membership receivables (Note 2)                          -0-      (1,456,917)
  Accrued Interest and other
    receivables (Note 2)                                   -0-      (1,065,472)
  Prepaid expenses and other
  assets (Note 2)                                          -0-        (235,566)
  Accounts Payable and accrued
  expenses (Note 2)                                        -0-        (673,311)
  Fixed assets (Note 2)                                    -0-         (91,412)
  Debt (Note 2)                                            -0-      13,825,390
  Membership Receivables (Notes 2&8)                (1,701,989)            -0-
  Real estate related activities (Notes 2&8)          (272,332)            -0-
  Accounts Payable (Notes 2&8)                         822,907             -0-
  Debt  (Notes 2&8)                                  1,151,414             -0-
  Common Stock (Note 10)                               (16,220)            -0-
  Additional Paid In Cap (Note 10)                  (1,273,603)            -0-
  Accumulated deficit (Note 10)                        214,823             -0-
  Redeemable Common Stock (Note 10)                  1,075,000             -0-
  Consulting services                                      -0-         108,793
  Issuance of RiceX common stock
     And warrants                                          -0-        (108,793)

Total Non-Cash Operating, Investing
     and Financing Activities                    $         -0-       $     -0-







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

Going Concern

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. For the year ended September 30, 2001 the Company incurred a net loss of $2,536,310. In addition, the Company used net cash from operating activities of $937,323. As of September 30, 2001, the Company's current liabilities exceeded its current assets by $1,652,414 and it had no material revenues.

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
                                         $ 1,461,798

The accrued income taxes of $921,214 represent unpaid taxes including interest and penalties due the state of Alabama, which remain unpaid.

7.  Income Taxes

The tax expense (benefit) for the years ended September 30, 2001 and 2000 consists of the following components:

                                       2001                2000
Current
    Federal                        $  286,944          $ (43,118)
    State                                 -0-            (22,213)
                                      286,944            (65,331)
Deferred
    Federal                               -0-                -0-
    State                                 -0-                -0-
                                          -0-                -0-

                                   $  286,944          $ (65,331)

The income tax benefit for the year does not bear the expected relationship between pretax loss and the federal corporate income tax rate of 34% because of the direct effect of state and local income taxes.

The reconciliation between the actual and expected federal tax is as follows:

Federal corporate tax rate of 34% and applicable
 AMT applied to pretax loss                         $ 286,944     $  (39,155)

State and local taxes, net of federal benefit             -0-        (20,418)

Effect of non-deductible entertainment                    -0-         (5,758)

Effect of tax vs. book depreciation                       -0-            -0-

Effect of capital loss carry forward                      -0-            -0-

Effect of NOL limitation                                  -0-            -0-

Total tax benefit                                   $ 286,944     $  (65,331)

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