Form 10QSB
period 2003-03-31
DOMINION RESOURCES INC /DE/
filed 2003-05-15
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB
                                   (Mark One)

                        [X] QUARTERLY REPORT PURSUANT TO
                              SECTION 13 OR 15 (d)

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from               to
                                                 --------------   --------------

                         Commission file number 0-10176
                                                -------

                            DOMINION RESOURCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       22-2306487
-------------------------------                       -------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       Identification No.)

                    355 Madison Avenue, Morristown, NJ     07960
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (973) 538-4177
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
        ----------------------------------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report.)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                       Class Outstanding at April 1, 2003

                     Common Stock, $0.01 par value 9,627,576

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                          QUARTER ENDED March 31, 2003

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

Condensed consolidated balance sheets                           3-4

Condensed consolidated statements of operations                 5-6

Condensed consolidated statements of cash flows                 7-8

Notes to condensed consolidated financial statements           9-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                 12-18

Item 3.  Controls and Procedures                                 18

                                     PART II
                                OTHER INFORMATION

Item 5.  Other Information                                       19

Item 6.  Exhibits and Reports on Form 8-K                        19

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                  March 31,        September 30,
                                                       2003                 2002
                                                (Unaudited)     (See note below)

Current assets:
Cash and cash equivalents                        $    2,220          $    2,444
Receivable - Internal Revenue Service                     0             495,470
Investment in marketable securities                      45                  45
Other assets                                            525                   0
Other receivables                                    38,712              38,606
Mortgage receivables                                 47,529              38,896
          Total current assets                       89,031             575,461

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization of $76,208 at March 31,
  2003 and $104,485 at September 30, 2002            18,300             117,525

Other assets:
 Mortgage receivables                               151,336             151,336
 Investment in RiceX, Inc.                           41,827              41,827
 Condominium lots at Stonehill                      495,941             495,941
 Real estate - Fort Lee Properties                        0             137,328
          Total other assets                        689,104             826,432
          Total assets                           $  796,435          $1,519,418


Note: The balance sheet at September 30, 2002, has been taken from the audited financial statements at that date and condensed.


                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                   March 31,       September 30,
                                                        2003                2002
                                                 (Unaudited)    (See note below)

Current Liabilities:
 Debt, current portion                           $    60,000        $   124,001
 Accounts payable and accrued liabilities          1,468,796          1,442,190
          Total current liabilities                1,528,796          1,566,191

Long-term liabilities:
 Debt, net of current maturities                     312,569            878,280
         Total long-term liabilities                 312,569            878,280

Commitments and Contingencies:

Stockholders' deficit:
 Common stock, $0.01 par value; Authorized
  - 25,000,000 Shares; issued and outstanding
  - 9,627,576 shares at March 31, 2003
  and 9,252,576 at September 30, 2002                 96,276             92,526
 Additional paid-in-capital                        7,280,587          7,093,087
 Accumulated deficit                              (6,979,512)        (6,668,385)
 Accumulated Other Comprehensive loss                (41,368)           (41,368)
 Less: 1,350,646 shares held in treasury
  at March 31, 2003 and September 30, 2002        (1,400,913)        (1,400,913)
          Total stockholders' deficit             (1,044,930)          (925,053)
          Total liabilities and
            stockholders' deficit                $   796,435        $ 1,519,418


Note: The balance sheet at September 30, 2002, has been taken from the audited financial statements at that date and condensed.




                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                      2003              2002
Revenues:
 Other revenue                                     $         0      $     2,098
       Total revenues                                        0            2,098

Expenses:
 Other operations                                        1,507           23,617
 General and administrative expenses                   435,421          202,258
 Depreciation and amortization                           2,132            4,879
       Total expenses                                  439,060          230,754

Loss from operations                                  (439,060)        (228,656)

Other income (expenses):
 Interest income                                         8,633            7,582
 Interest expense                                      (19,754)        (128,803)
 Gain on exchange - Fort Lee Condominiums              162,672                0
 Loss on exchange - Selma office building              (23,618)               0
 Loss on sale of property,
  equipment, furniture and fixtures                          0           (1,862)
        Total other income (expenses)                  127,933         (123,083)

Loss before provision for income taxes                (311,127)        (351,739)
  Provision for income taxes                                 0                0
Net loss                                              (311,127)        (351,739)

Net loss per common share                          $     (0.03)     $     (0.04)

Weighted average number of share used in
  computing net loss per share                       9,462,741        9,252,576


                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                       2003             2002
Revenues:
 Other revenue                                     $         0      $       899
       Total revenues                                        0              899

Expenses:
 Other operations                                          589            6,319
 General and administrative expenses                   149,512          117,524
 Depreciation and amortization                             696            2,947
       Total expenses                                  150,797          126,790

Loss from operations                                  (150,797)        (125,891)

Other income (expenses):
 Interest income                                         4,318            3,396
 Interest expense                                       (8,395)         (34,802)
 Loss on sale of property,
  equipment, furniture and fixtures                          0           (1,862)
        Total other income (expenses)                   (4,077)         (33,268)

Loss before provision for income taxes                (154,874)        (159,159)
  Provision for income taxes                                 0                0
Net loss                                              (154,874)        (159,159)

Net loss per common share                          $     (0.02)     $     (0.02)

Weighted average number of share used in
  computing net loss per share                       9,627,576        9,252,576



                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                            2003         2002
Cash flows from operating activities:
  Net Loss                                               $(311,127)   $(351,739)
Adjustments to reconcile net
 loss to net cash provided by (used
 in) operating activities:
  Depreciation and amortization                              2,132        4,879
  Loss on exchange - Selma office building                  23,618            0
  Gain on exchange - Fort Lee Condominiums                (162,672)           0
  Loss on sale of property,
    equipment, furniture and fixtures                            0        1,862
  Issuance of common stock for consulting services         191,250            0
Changes in assets and liabilities:
  Other receivables                                           (106)       5,000
  Receivable - Internal Revenue Service                    495,470            0
  Prepaid expenses and other assets                           (525)      24,348
  Accounts payable and accrued expenses                     76,606      145,556
  Net cash provided by (used in)
     operating activities                                  314,646     (170,094)
Cash flows from investing activities:
  Sale of (investment in) real estate
   and real estate related activities                            0        3,855
  Mortgage receivables                                      (8,634)       1,535
Net cash provided by (used in)investing activities          (8,634)       5,390
Cash flows from financing activities:
  Additional borrowings                                          0      174,227
  Repayment of debt                                       (306,236)           0
Net cash provided by (used in) financing activities       (306,236)     174,227
Increase (decrease)in cash and cash equivalents               (224)       9,523
Cash and cash equivalents balance, beginning
  of period                                                  2,444       13,346
Cash and cash equivalents balance, end of period         $   2,220    $  22,869




                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                             SUPPLEMENTARY SCHEDULE
            OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
                    SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                            2003          2002
Total Non-Cash Operating, Investing
  and Financing Activities

Exchange of Selma, Alabama building for
 Repayment of debt (Note 6):

Repayment of debt                                         $  73,476    $       0
Loss on exchange                                             23,618            0
Assignment of building, net book value                      (97,094)           0

Exchange of Fort Lee Condominiums
 for repayment of debt (Note 6):

Repayment of debt                                           250,000            0
Assumption of accrued real estate taxes                      25,000            0
Assumption of accrued condominium fees                       25,000            0
Assignment of condominiums, net book value                 (137,328)           0
Gain on exchange                                           (162,672)           0

Issuance of Common Stock for
 Consulting Fees (Note 7):

Consulting expense                                          191,250            0
Issuance of common stock - par value                         (3,750)           0
Issuance of common stock - add. Paid in cap.               (187,500)           0




                                                          $       0    $       0



                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and September 30, 2002, the results of operations for the six months ended March 31, 2003 and 2002, and cash flows for the six months ended March 31, 2003 and 2002. Operating results for the six months ended March 31, 2003, are not necessarily indicative of the results, which may be expected for the year ending September 30, 2003. These statements should be read in conjunction with Form 10-KSB/A for fiscal 2002 which, is on file with the Securities and Exchange Commission.

NOTE 2 - GOING CONCERN:

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. For the year ended September 30, 2002 the Company incurred net income of $144,866, which included a non-recurring Federal income tax refund of $495,470 including interest of $112,305 and non-recurring original issue discount interest as a result of the Stonehill Recreation transaction in the amount of $276,236. For the six months ended March 31, 2003 the Company incurred a net loss of $311,127, which included a non-recurring gain on the sale of the Company's Fort Lee condominiums of $162,672 offset by a loss on the conveyance of the Company's building in Selma, Alabama of $23,618. In addition, the Company used net cash from operating activities of $592,099 for the year ended September 30, 2002 and provided net cash of $314,646 for the six months ended March 31, 2003. Net cash provided by operations for the six months ended March 31, 2003 included receipt of a non-recurring Federal income tax refund of $495,470. As of March 31, 2003, the Company's current liabilities exceeded its current assets by $1,439,765 and it had no material revenues.

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

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 3 - RECLASSIFICATION:

Certain fiscal 2002 items have been reclassified to conform with the fiscal 2003 presentation.

NOTE 4 - RELATED PARTY TRANSACTIONS:

Since April 1, 2002, the Company has not been a party to any material transactions with any officers, directors or holders of more than 5% of the outstanding common stock of the Company.

NOTE 5 - CONDOMINIUM LOTS AT STONEHILL:

As of March 31, 2001, the Company had invested $495,941 in a joint venture with The Spa at Crystal Springs, Inc. The Company's investment was in the form of the conveyance of 27 condominium lots to the joint venture carried on the Company's balance sheet as of March 31, 2001 at $495,941. The carrying value of the Company's investment at March 31, 2001 was based on cost. The Spa had agreed to contribute to the venture in cash an amount equal to the fair market value of the Company's contribution of the lots, or $495,941. The joint venture, known as Condominiums at Stonehill was to be utilized as a vehicle to rent condominiums, when constructed, on a daily fee basis to third party individuals visiting the Mountain Creek resort area and the Crystal Springs Golf and Spa Resort located in Sussex County, New Jersey. Both the Company and the Spa at Crystal Springs, Inc. each had a 50% interest in the joint venture. The Company's investment was accounted for under the equity method. Under APB No. 18, the Company was required to recognize its share of income and loss from the Joint Venture by the application of the equity method. In February 2003, the Company and the Spa at Crystal Springs, Inc. mutually agreed to terminate the joint venture. As of March 31, 2003, the Company's carrying value of the condominiums was $495,941, which represented its original cost basis.

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

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 7 - COMMON STOCK:

On or about December 20, 2002, the Company issued 375,000 shares of its $0.01 par value common stock to Schuyler Associates in connection with their efforts in assisting the Company in various financing transactions, which included refinancing the Binghamton Savings Bank debt. The Company recorded the transaction at fair market value or a per share price of $0.51 for an aggregate of $191,250.

NOTE 8 - SUBSEQUENT EVENTS:

On April 17, 2003, Mr. Theodore M. Swartwood was elected a Director and President of the Company. At the same time, Mr. Swartwood became a full-time employee of the Company. With the election and employment of Mr. Swartwood, the Company intends to seek to re-direct its activities and develop revenue-producing operations. In connection with those efforts, the Company is seeking to raise up to $485,000 of additional capital to be used for working capital in connection with its efforts to re-direct its activities. This capital is intended to be raised in an offering of shares of common stock in a private offering not registered under the Securities Act of 1933, as amended (the "Securities Act"). Such shares of common stock will be unable to be re-sold without registration under the Securities Act unless re-sold in a transaction exempt from the registration requirements of the Securities Act. There can be no assurance that the Company will be successful in raising this additional capital or that such transaction will not result in material dilution to the Company's stockholders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A.       Liquidity and Capital Resources

During the first six months of fiscal 2003, the Company had a net loss of $311,127. Included in the net loss is depreciation and amortization of $2,132, issuance of 375,000 shares of the Company's common stock for consulting services with a fair market value of $191,250, and a loss on the exchange of the Company's Selma, Alabama office building for repayment of debt in the amount of $23,618 all of which are non-cash expenses, offset by a gain on the exchange of the Company's Fort Lee condominiums for repayment of debt in the amount of $162,672. The net loss during the first six months of fiscal 2003 was substantially reduced by the gain on the exchange of the Fort Lee condominiums. This income is not expected for the remainder of fiscal 2003.

Also during the first six months of the fiscal 2003, changes in assets and liabilities included a decrease in cash resulting from changes in other assets in the amount of $525, and other receivables of $106 offset by an increase in cash resulting from receipt of the receivable from the Internal Revenue Service of $495,470 and an increase in accounts payables and accrued liabilities in the amount of $76,606. After reflecting the net changes in assets and liabilities, net cash provided by operations was approximately $314,600.

During the first six months of fiscal 2003, investing activities used net cash of approximately $8,600 from an addition to the mortgage receivables.

During the first six months of fiscal 2003, financing activities used net cash of approximately $306,200 from repayment of debt.

Accordingly, during the first six months of fiscal 2003, the Company's cash decreased by approximately $200.

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

On April 17, 2003, Mr. Theodore M. Swartwood was elected a Director and President of the Company. At the same time, Mr. Swartwood became a full-time employee of the Company. With the election and employment of Mr. Swartwood, the Company intends to seek to re-direct its activities and develop revenue-producing operations. In connection with those efforts, the Company is seeking to raise up to $485,000 of additional capital to be used for working capital in connection with its efforts to re-direct its activities. This capital is intended to be raised in an offering of shares of common stock in a private offering not registered under the Securities Act. Such shares of common stock will be unable to be re-sold without registration under the Securities Act unless re-sold in a transaction exempt from the registration requirements of the Securities Act. There can be no assurance that the Company will be successful in raising this additional capital or that such transaction will not result in material dilution to the Company's stockholders.

Prior to joining the Company, Mr. Swartwood was, commencing in February of 1999, an Equities Trader/Stock Broker for M.H. Meyerson & Co. Mr. Swartwood has 10 years experience working with small sized companies.

The Company's initial efforts in seeking to re-direct its activities are expected to involve either developing or finding a joint venture partner to market and sell a video capture system in relation to the golf swing for analysis purposes. The system will be customer activated and will enable the customer to automatically save and upload their golf swing to the Internet via a central server and the video will be available for analysis anywhere a person has access to a computer connected to the Internet. There can be no assurance that the Company will be able to develop a video capture system that accomplishes the aforementioned tasks or that any such activities will produce material revenues or result in profitable operations for the Company.

With the election of Mr. Swartwood as President of the Company, Mr. Bellantoni resigned as President but remained as the Company's chief financial officer and a Director.

B.   Results of Operations

Continuing Operations:

Six months ended March 31, 2003 compared with six months ended March 31, 2002.

The Company did not incur other revenue in the first six months of fiscal 2003 compared with $2,098 in the first six months of fiscal 2002. The decrease in revenues was the result of the conveyance of the Company's Fort Lee condominiums to Berkowitz Wolfman as repayment of debt.

Other operations expenses were $1,507 in the first six months of 2003 compared with $23,617 in the first six months of fiscal 2002, for a decrease of $22,110. The decrease was primarily the result of the Company no longer incurring costs relating to the Fort Lee condominiums and the Selma Alabama building.

General and administrative expenses were $435,421 in the first six months of fiscal 2003 compared with $202,258 in the first six months of fiscal 2002, for an increase of $233,163 or 115% primarily as a result of consulting fees paid to Schuyler Associates with 375,000 shares of the Company's common stock with a fair market value of $191,250.

Depreciation and amortization was $2,132 in the first six months of fiscal 2003 compared to $4,879 in the first six months of fiscal 2002, resulting in a decrease of $2,747 as a result of the Company selling the Selma, Alabama building.

Interest income was $8,633 in the first six months of fiscal 2003, compared with $7,582 in the first six months of fiscal 2002 for an increase $1,051.

Interest expense was $19,754 in the first six months of fiscal 2003, compared with $128,803 in the first six months of fiscal 2002. The decrease of $109,049 was the result of a decrease in debt for the comparable periods.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding the Company's plans and objectives relating to its future business activities, revenue producing activities, products and services, its future economic performance, the Company's future operations, including plans or objectives relating to its intentions to acquire interests and enter into acquisition and other agreements to acquire or invest in and develop other business interests, regarding raising additional capital and the adequacy of that capital to fund the Company's proposed business plans and objectives, and the ability of the Company's management to complete negotiations for the acquisition of or other agreements relating to targeted business activities, and the terms on which those acquisitions or transactions can be completed. Such statements also include statements relating to the ability of the Company to provide the funds to enable those businesses to adequately develop and pursue their business plans and to the liquidity of the market for the Company's securities and the ability of investors to sell their securities purchased. Forward-looking statements made in this Report include the assumptions and statements made by management as to its future business activities, the Company's ability to derive material revenues from those activities and the business direction of the Company. If the Company's assumptions and statements are incorrect, the Company may be unsuccessful in developing as a viable business enterprise. The Company's ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured. Under such circumstance, an investor's entire investment will be in jeopardy and may be lost. The Company's business plan has evolved over time and the Company expects that its plans will evolve further in the future and be revised from time to time. These changes and revisions create additional risks and uncertainties to the investor. The Company's inability to meet its plans and objectives or the consequences to it from adverse developments in general economic or capital market conditions and its inability to raise additional capital could have a material adverse effect on it. The Company cautions investors that various risk factors accompanying those forward-looking statements are described, among other places, under the caption "Risk Factors" herein. They are also described in the Company's Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, and its Current Reports on Form 8-K. These risk factors could cause the Company's operating

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996 (continued)


results, financial condition and ability to fulfill its plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect its financial condition and its ability to pursue its business strategy and plans.

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

No Current Operations or Revenues. The Company has no current operations or source of revenue. The Company has no significant assets or financial resources. All material operations were discontinued in September, 1999. The Company's future is dependent upon its ability to raise additional capital and apply the proceeds to acquire and develop successfully its planned business activities. There is a risk that the Company will be unable to continue as a going concern and consummate a business acquisition or other material transaction. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business acquisition or other material transaction. This may result in the Company incurring net operating losses that could increase continuously until it can consummate a business acquisition. There can be no assurance that the Company can identify a suitable business opportunity and consummate a business acquisition or other material transaction or that any transaction the Company consummates will be on favorable terms or result in profitable operations.

The Company May Not Be Successful in Entering Into Agreements In Order to Pursue its Business Plans. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity or any interest in such an entity. No assurances can be given that it will successfully identify and evaluate suitable business opportunities or that it will conclude a business acquisition or other material transaction. The Company cannot guarantee that it will be able to negotiate any business transactions on favorable terms.

Need for Additional Capital. The Company had cash of $2,220 and liabilities of $1,841,365 including current liabilities of $1,528,796 as of March 31, 2003. In addition to the capital it will require to fund a potential business acquisition or other material transaction, the Company may require additional financing in order to fund the operations of any business it may acquire and develop a revenue-producing business activity. This financing may consist of the issuance of debt or equity securities. These funds might not be available, if needed, or might not be available on terms acceptable to the Company and may result in dilution to existing investors.

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

Dependence On Management. Currently, the Company has no employees. Mr. Theodore
M. Swartwood became the Company's President, a Director and a full-time employee on April 17, 2003. The Company will be substantially dependent upon Mr. Swartwood for the re-direction of its activities and the development of revenue-producing activities. It is expected that the operations of any company or business that is acquired or developed by the Company will have to be conducted by additional management personnel to be employed by the Company. The Company cannot assure investors that it will be able to obtain experienced and able management to run any company or business that it may acquire or develop.

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

Possible Future Dilution As A Result Of Business Transaction. The Company's business plan is based upon effectuating a business acquisition or other transaction using the proceeds of capital intended to be raised. Any such acquisition or other transaction may result in the Company issuing securities as part of the transaction. The issuance of previously authorized and un-issued common shares could result in substantial dilution to the Company's shareholders which could possibly result in a change in control or management of the Company. There can be no assurance that additional capital can be raised or an acquisition completed.

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

Item 3.  Controls and Procedures

         Under the supervision and with the participation of the Company's management, including Theodore M. Swartwood, its President and chief executive officer and Joseph Bellantoni, its chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on the evaluation, Mr. Swartwood and Mr. Bellantoni have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

         Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including Mr. Swartwood and Mr. Bellantoni, as appropriate to allow timely decisions regarding required disclosure.

                                     PART II
                                OTHER INFORMATION

Item 5.  Other Information

      On April 17, 2003, Mr. Theodore M. Swartwood was elected a Director and President of the Company. At the same time, Mr. Swartwood became a full-time employee of the Company. With the election and employment of Mr. Swartwood, the Company intends to seek to re-direct its activities and develop revenue-producing operations. In connection with those efforts, the Company is seeking to raise up to $485,000 of additional capital to be used for working capital in connection with its efforts to re-direct its activities. This capital is intended to be raised in an offering of shares of common stock in a private offering not registered under the Securities Act. Such shares of common stock will be unable to be re-sold without registration under the Securities Act unless re-sold in a transaction exempt from the registration requirements of the Securities Act. There can be no assurance that the Company will be successful in raising this additional capital or that such transaction will not result in material dilution to the Company's stockholders.

         Prior to joining the Company, Mr. Swartwood was, commencing in February of 1999, an Equities Trader/Stock Broker for M.H. Meyerson & Co. Mr. Swartwood has 10 years experience working with small sized companies.

         The Company's initial efforts in seeking to re-direct its activities are expected to involve either developing or finding a joint venture partner to market and sell a video capture system in relation to the golf swing for analysis purposes. The system will be customer activated and will enable the customer to automatically save and upload their golf swing to the Internet via a central server and the video will be available for analysis anywhere a person has access to a computer connected to the Internet. There can be no assurance that the Company will be able to develop a video capture system that accomplishes the aforementioned tasks or that any such activities will produce material revenues or result in profitable operations for the Company.

                  With the election of Mr. Swartwood as President of the Company, Mr. Bellantoni resigned as President but remained as the Company's chief financial officer and a Director.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit Number               Description

                      99.1 Certification of President and Principal Executive Officer Pursuant to Rule 13a-14(a)
                      99.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)
                      99.3 Certification of President and Principal Executive Officer Pursuant to Section 1350 (Furnished but not filed)
                      99.4 Certification of Principal Financial Officer Pursuant to Section 1350 (Furnished but not filed).

         (b) Reports on Form 8-K

                  The Registrant did not file any current reports on Form 8-K during the quarter ended March 31, 2003.

                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DOMINION RESOURCES, INC.


Dated:  May 14, 2003                       By:   /s/ Theodore M. Swartwood
                                           -------------------------------------
                                           Theodore M. Swartwood
                                           President and Chief Executive Officer




Dated:  May 14, 2003                       By:   /s/ Joseph R. Bellantoni
                                           -------------------------------------
                                           Joseph R. Bellantoni
                                           Vice President and Chief Financial
                                           Officer