Form 10QSB
period 2003-06-30
DOMINION RESOURCES INC /DE/
filed 2003-08-19
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB
                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from           to

                         Commission file number 0-10176

                            DOMINION RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                      22-2306487
    State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                     Identification No.)

  355 Madison Avenue, Morristown, NJ                           07960
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

                                    Yes X No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.
                      Class Outstanding at August 15, 2003
                     Common Stock, $0.01 par value 9,627,576

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                           QUARTER ENDED June 30, 2003

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

Condensed consolidated balance sheets                                      3-4

Condensed consolidated statements of operations                            5-6

Condensed consolidated statements of cash flows                            7-8

Notes to condensed consolidated financial statements                       9-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               13-18

Item 3.  Controls and Procedures                                              18

                                     PART II

                                OTHER INFORMATION

Item 5.  Other Information                                                    19

Item 6.  Exhibits and Reports on Form 8-K                                     19

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                June  30,      September 30,
                                                2003           2002
                                                (Unaudited)    (See note below)
                                                -----------    ----------------
Current assets:
Cash and cash equivalents                        $  105,320         $    2,444
Receivable - Internal Revenue Service                     0            495,470
Investment in marketable securities                       6                 45
Other assets                                            300                  0
Other receivables                                    38,712             38,606
Mortgage receivables                                 53,036             38,896
          Total current assets                      197,374            575,461

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization of $59,253 at June 30,
  2003 and $104,485 at September 30, 2002            17,605            117,525

Other assets:
 Mortgage receivables                               151,336            151,336
 Investment in RiceX, Inc.                           30,409             41,827
 Condominium lots at Stonehill                      303,047            495,941
 Real estate - Fort Lee Properties                        0            137,328
          Total other assets                        484,792            826,432
          Total assets                           $  699,771         $1,519,418


Note: The balance sheet at September 30, 2002, has been taken from the audited financial statements at that date and condensed.


                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                June 30,        September 30,
                                                2003            2002
                                                (Unaudited)     (See note below)
                                                -----------     ----------------
Current Liabilities:
 Debt, current portion                           $   122,900    $   124,001
 Accounts payable and accrued liabilities          1,237,478      1,442,190
          Total current liabilities                1,360,378      1,566,191

Long-term liabilities:
 Debt, net of current maturities                     530,058        878,280
         Total long-term liabilities                 530,058        878,280

Commitments and Contingencies:

Stockholders' deficit:
 Common stock, $0.01 par value; Authorized
  - 25,000,000 Shares; issued and outstanding
  - 9,627,576 shares at June 30, 2003
  and 9,252,576 at September 30, 2002                 96,276         92,526
 Additional paid-in-capital                        7,280,587      7,093,087
 Accumulated deficit                              (7,125,247)    (6,668,385)
 Accumulated Other Comprehensive loss                (41,368)       (41,368)
 Less: 1,350,646 shares held in treasury
  at June 30, 2003 and September 30, 2002         (1,400,913)    (1,400,913)
          Total stockholders' deficit             (1,190,665)      (925,053)
          Total liabilities and
            stockholders' deficit                $   699,771    $ 1,519,418


Note: The balance sheet at September 30, 2002, has been taken from the audited financial statements at that date and condensed.


                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                      2003              2002
                                                      ----              ----
Revenues:
 Other revenue                                     $         0      $     2,998
       Total revenues                                        0            2,998

Expenses:
 Other operations                                       79,513           26,173
 General and administrative expenses                   489,886          279,167
 Depreciation and amortization                           2,827            6,472
       Total expenses                                  572,226          311,812

Loss from operations                                  (572,226)        (308,814)

Other income (expenses):
 Interest income                                        13,169           11,664
 Interest expense                                      (34,361)        (272,490)
 Gain on exchange - Fort Lee Condominiums              162,672                0
 Loss on exchange - Selma office building              (23,618)               0
 Loss on sale of RiceX common stock                     (2,498)
 Loss on sale of property,
  equipment, furniture and fixtures                          0           (1,862)
        Total other income (expenses)                  115,364         (262,688)

Loss before provision for income taxes                (456,862)        (571,502)
  Provision for income taxes                                 0                0
Net loss                                              (456,862)        (571,502)

Net loss per common share                          $     (0.05)     $     (0.06)

Weighted average number of share used in
  computing net loss per share                       9,517,686        9,252,576
'

                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                        2003            2002
                                                        ----            ----
Revenues:
 Other revenue                                      $         0    $       900
       Total revenues                                         0            900

Expenses:
 Other operations                                        78,006          2,556
 General and administrative expenses                     54,465         79,909
 Depreciation and amortization                              695          1,593
       Total expenses                                   133,166         81,058

Loss from operations                                   (133,166)       (80,158)

Other income (expenses):
 Interest income                                          4,536          4,082
 Interest expense                                       (14,607)      (143,687)
 Loss on sale of RiceX common stock                      (2,498)            (0)
        Total other income (expenses)                   (12,569)      (139,605)

Loss before provision for income taxes                 (145,735)      (219,763)
  Provision for income taxes                                  0              0
Net loss                                               (145,735)      (219,763)

Net loss per common share                           $     (0.02)   $     (0.02)

Weighted average number of share used in
  computing net loss per share                        9,627,576      9,252,576


                             See accompanying notes

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                          2003       2002
                                                          ----       ----
Cash flows from operating activities:
  Net Loss                                            $(456,862)   $(571,502)
Adjustments to reconcile net
 loss to net cash provided by (used
 in) operating activities:
  Depreciation and amortization                           2,827        6,472
  Loss on exchange - Selma office building               23,618            0
  Loss on sale of RiceX common stock                      2,498            0
  Gain on exchange - Fort Lee Condominiums             (162,672)           0
  Loss on sale of property,
    equipment, furniture and fixtures                         0        1,862
  Issuance of common stock for consulting services      191,250            0
Changes in assets and liabilities:
  Other receivables                                        (106)       5,000
  Receivable - Internal Revenue Service                 495,470            0
  Other assets                                             (300)      25,896
  Accounts payable and accrued expenses                  38,181       18,394
  Net cash provided by (used in)
     operating activities                               133,904     (513,878)
Cash flows from investing activities:
  Sale of (investment in) real estate
   and real estate related activities                         0        7,709
  Sale of RiceX and other marketable securities           8,959            0
  Mortgage receivables                                  (14,140)      (2,547)
Net cash provided by (used in) investing activities      (5,181)       5,162
Cash flows from financing activities:
  Additional borrowings                                 255,215      500,599
  Repayment of debt                                    (281,062)           0
Net cash provided by (used in) financing activities     (25,847)     500,599
Increase (decrease)in cash and cash equivalents         102,876       (8,117)
Cash and cash equivalents balance, beginning
  of period                                               2,444       13,346
Cash and cash equivalents balance, end of period      $ 105,320    $   5,229


                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
                             SUPPLEMENTARY SCHEDULE
            OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                           2003         2002
                                                           ----         ----
Total Non-Cash Operating, Investing
  and Financing Activities

Exchange of Selma, Alabama building for
 Repayment of debt (Note 6):

Repayment of debt                                        $  73,476    $       0
Loss on exchange                                            23,618            0
Assignment of building, net book value                     (97,094)           0

Exchange of Fort Lee Condominiums
 for repayment of debt (Note 6):

Repayment of debt                                          250,000            0
Assumption of accrued real estate taxes                     25,000            0
Assumption of accrued condominium fees                      25,000            0
Assignment of condominiums, net book value                (137,328)           0
Gain on exchange                                          (162,672)           0

Issuance of Common Stock for
 Consulting Fees (Note 7):

Consulting expense                                         191,250            0
Issuance of common stock - par value                        (3,750)           0
Issuance of common stock - add. Paid in cap.              (187,500)           0


                                                         $       0    $       0


                             See accompanying notes.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and September 30, 2002, the results of operations for the nine months ended June 30, 2003 and 2002, and cash flows for the nine months ended June 30, 2003 and 2002. Operating results for the nine months ended June 30, 2003, are not necessarily indicative of the results, which may be expected for the year ending September 30, 2003. These statements should be read in conjunction with Form 10-KSB/A for fiscal 2002, which, is on file with the Securities and Exchange Commission.

Note 2 - Going Concern:

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. For the year ended September 30, 2002 the Company incurred net income of $144,866, which included a non-recurring Federal income tax refund of $495,470 including interest of $112,305 and non-recurring original issue discount interest as a result of the Stonehill Recreation transaction in the amount of $276,236. For the nine months ended June 30, 2003 the Company incurred a net loss of $456,862, which included a non-recurring gain on the sale of the Company's Fort Lee condominiums of $162,672 offset by a loss on the conveyance of the Company's building in Selma, Alabama of $23,618. In addition, the Company used net cash from operating activities of $592,099 for the year ended September 30, 2002 and provided net cash of $133,904 for the nine months ended June 30, 2003. Net cash provided by operations for the nine months ended June 30, 2003 included receipt of a non-recurring Federal income tax refund of $495,470. As of June 30, 2003, the Company's current liabilities exceeded its current assets by $1,163,004 and it had no material revenues.

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

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

NOTE 3 - RECLASSIFICATION:

Certain fiscal 2002 items have been reclassified to conform to the fiscal 2003 presentation.

NOTE 4 - RELATED PARTY TRANSACTIONS:

Since July 1, 2002, the Company has not been a party to any material transactions with any officers, directors or holders of more than 5% of the outstanding common stock of the Company.

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

On or about April 1, 2003 the Company entered into a Purchase and Sale Contract with Lake Isle Corp. for the sale of 23 condominium lots for a per lot sales price of $23,000 less accrued association fees of $3,033 and accrued real estate taxes of $5,354. Conveyance of title, subject to a purchase money mortgage, to Lake Isle Corp. is contingent upon Lake Isle obtaining the required building permits to develop the lots. Through the nine months ended June 30, 2003, no building lots were conveyed to Lake Isle. Accordingly, the Company has not recognized any revenues on the sale of lots to Lake Isle. As of June 30, 2003, the Company's carrying value of the condominiums was $303,047, which represented its original cost basis less accrued real estate taxes of $69,760 and accrued condominium association fees $123,134.

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

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

Note 6 - Debt (continued):

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

In April 2003, the Company entered into six (6) Convertible Promissory Notes (the "Convertible Notes") for an aggregate of $360,000. As of June 30, 2003 the Company has received loan proceeds of $250,000. The Convertible Notes bear interest at a rate of 25% and are due on April 30, 2005. As of June 30, 2003, the Company has accrued interest of $5,215 on the Convertible Notes. In the event the Company obtains authorization to increase its authorized number of shares to issue common stock from 25,000,000 to 50,000,000 interest accrued on the Convertible Notes will be waived and cancelled. At the option of the Convertible Note holders, the Notes may be converted into common stock at a conversion price of $0.01246 per share.

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

Pursuant to the terms of the proposed joint venture, the Company will issue ATS non-qualified stock options to acquire up to 5,000,000 shares of the Company's common stock at a price per share of $0.05, for a period of five years.

In April 2003, the Company entered into six (6) Convertible Notes for an aggregate of $360,000. As of June 30, 2003 the Company has received loan proceeds of $250,000. The Convertible Notes bear interest at a rate of 25% and are due on April 30, 2005. As of June 30, 2003, the Company has accrued interest of $5,215 on the Convertible Notes. In the event the Company obtains authorization to increase its authorized number of shares to issue common stock from 25,000,000 to 50,000,000 interest accrued on the Convertible Notes will be waived and cancelled. At the option of the Convertible Note holders, the Notes may be converted into common stock at a conversion price of $0.01246 per share.

                    DOMINION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

Note 8 - ATS Joint Venture:

On or about May 16, 2003 the Company entered into an agreement to form a joint venture with Advanced Training Systems, Inc. ("ATS") to market certain golf technology and products developed by ATS. The Company will own 75% and ATS will own 25% of the proposed joint venture. In consideration for its interest in the joint venture, ATS will enter into a license agreement with the joint venture pursuant to which ATS will grant the joint venture the exclusive right to manufacture, market, distribute and sell ATS golf products in the United States, excluding Vermont, New Hampshire, Maine and California. Pursuant to the terms of the agreement, the Company is required to fund the joint venture $250,000 to be paid to ATS for technical research and design, product improvements and product refinement. In addition, the Company will issue ATS non-qualified stock options to acquire up to 5,000,000 shares of the Company's common stock at a price per share of $0.05, for a period of five years.

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

A.       Liquidity and Capital Resources

During the first nine months of fiscal 2003, the Company had a net loss of $456,862. Included in the net loss is depreciation and amortization of $2,827, issuance of 375,000 shares of the Company's common stock for consulting services with a fair market value of $191,250, a loss on the sale of 39,421 shares of RiceX common stock in the amount $2,498 and a loss on the exchange of the Company's Selma, Alabama office building for repayment of debt in the amount of $23,618 all of which are non-cash expenses, offset by a gain on the exchange of the Company's Fort Lee condominiums for repayment of debt in the amount of $162,672. The net loss during the first nine months of fiscal 2003 was substantially reduced by the gain on the exchange of the Fort Lee condominiums. This income is not expected for the remainder of fiscal 2003.

Also during the first nine months of the fiscal 2003, changes in assets and liabilities included a decrease in cash resulting from changes in other assets in the amount of $300, and other receivables of $106 offset by an increase in cash resulting from receipt of the receivable from the Internal Revenue Service of $495,470 and an increase in accounts payable and accrued liabilities in the amount of $38,181. After reflecting the net changes in assets and liabilities, net cash provided by operations was approximately $133,904.

During the first nine months of fiscal 2003, investing activities used net cash of approximately $5,200 from an addition to the mortgage receivables of approximately $14,140 offset by the sale of 39,421 shares of RiceX common stock of approximately $8,960.

During the first nine months of fiscal 2003, financing activities used net cash of approximately $25,850 from repayment of debt in the amount of approximately $281,060 offset by loan proceeds of $250,000 plus accrued interest of approximately $5,220 from the issuance of the Convertible Notes.

Accordingly, during the first six months of fiscal 2003, the Company's cash increased by approximately $102,880.

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

B.       Results of Operations

Continuing Operations:

Nine months ended June 30, 2003 compared with nine months ended June 30, 2002.

The Company did not incur other revenue in the first nine months of fiscal 2003 compared with $2,998 in the first nine months of fiscal 2002. The decrease in revenues was the result of the conveyance of the Company's Fort Lee condominiums to Berkowitz Wolfman as repayment of debt.

Other operations expenses were $79,513 in the first nine months of 2003 compared with $26,173 in the first nine months of fiscal 2002, for an increase of $53,340. The increase was primarily the result of the Company's obligations under the proposed joint venture agreement with ATS.

General and administrative expenses were $489,886 in the first nine months of fiscal 2003 compared with $279,167 in the first nine months of fiscal 2002, for an increase of $210,719 or 75.48% primarily as a result of consulting fees paid to Schuyler Associates with 375,000 shares of the Company's common stock with a fair market value of $191,250.

Depreciation and amortization was $2,827 in the first nine months of fiscal 2003 compared to $6,472 in the first nine months of fiscal 2002, resulting in a decrease of $3,645 as a result of the Company selling the Selma, Alabama building.

Interest income was $13,169 in the first nine months of fiscal 2003, compared with $11,664 in the first nine months of fiscal 2002 for an increase $1,505.

Interest expense was $34,361 in the first nine months of fiscal 2003, compared with $272,490 in the first nine months of fiscal 2002. The decrease of $238,129 was the result of a decrease in debt for the comparable periods.

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

In April 2003, the Company sold 39,421 shares of RiceX common stock for an aggregate selling price of $8,920. The Company's book value of the shares was $11,418. Accordingly, the Company recorded a loss on the transaction in the amount of $2,498.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding the Company's plans and objectives relating to its future business activities, revenue producing activities, products and services, its future economic performance, the Company's future operations, including plans or objectives relating to its intentions to acquire interests and enter into acquisition and other agreements to acquire or invest in and develop other business interests, regarding raising additional capital and the adequacy of that capital to fund the Company's proposed business plans and objectives, and the ability of the Company's management to complete negotiations for the acquisition of or other agreements relating to targeted business activities, and the terms on which those acquisitions or transactions can be completed. Such statements also include statements relating to the ability of the Company to provide the funds to enable those businesses to adequately develop and pursue their business plans and to the liquidity of the market for the Company's securities and the ability of investors to sell their securities purchased. Forward-looking statements made in this Report include the assumptions and statements made by management as to its future business activities, the Company's ability to derive material revenues from those activities and the business direction of the Company. If the Company's assumptions and statements are incorrect, the Company may be unsuccessful in developing as a viable business enterprise. The Company's ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured. Under such circumstance, an investor's entire investment will be in jeopardy and may be lost. The Company's business plan has evolved over time and the Company expects that its plans will evolve further in the future and be revised from time to time. These changes and revisions create additional risks and uncertainties to the investor. The Company's inability to meet its plans and objectives or the consequences to it from adverse developments in general economic or capital market conditions and its inability to raise additional capital could have a material adverse effect on it. The Company cautions investors that various risk factors accompanying those forward-looking statements are described, among other places, under the caption "Risk Factors" herein. They are also described in the Company's Annual Report on Form 10-KSB, Quarterly Reports on Form 10-

QSB, and its Current Reports on Form 8-K. These risk factors could cause the Company's operating results, financial condition and ability to fulfill its plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect its financial condition and its ability to pursue its business strategy and plans.

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

Need for Additional Capital. The Company had cash of $105,320 and liabilities of $1,890,436 including current liabilities of $1,360,378 as of June 30, 2003. In addition to the capital it will require to fund a potential business acquisition or other material transaction, the Company may require additional financing in order to fund the operations of any business it may acquire and develop a revenue-producing business activity. This financing may consist of the issuance of debt or equity securities. These funds might not be available, if needed, or might not be available on terms acceptable to the Company and may result in dilution to existing investors.

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

Item 3.  Controls and Procedures

         Under the supervision and with the participation of the Company's management, including Theodore M. Swartwood, its President and chief executive officer and Joseph Bellantoni, its chief financial officer, the Company have evaluated the its disclosure controls and procedures as of the end of the period covered by this report, and, based on the evaluation, Mr. Swartwood and Mr. Bellantoni have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit Number    Description
                  --------------    -----------

                      32.1 Certification of President and Principal Executive Officer Pursuant to Rule 13a-14(a)
                      32.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)
                      33.1 Certification of President and Principal Executive Officer Pursuant to Section 1350 (Furnished but not filed)
                      33.2 Certification of Principal Financial Officer Pursuant to Section 1350 (Furnished but not filed).


         (b) Reports on Form 8-K

                  The Registrant did not file any current reports on Form 8-K during the quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DOMINION RESOURCES, INC.


Dated:  August 18, 2003              By:   /s/ Theodore M. Swartwood
                                           ---------------------------
                                           Theodore M. Swartwood
                                           President and Chief Executive Officer




Dated:  August 18, 2003              By:   /s/ Joseph R. Bellantoni
                                           ---------------------------
                                           Joseph R. Bellantoni
                                           Vice President and Chief Financial
                                           Officer