Form 10KSB
period 2003-09-30
DOMINION RESOURCES INC /DE/
filed 2004-01-14
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from ____________to______________

                         Commission File Number 0-10176

                            DOMINION RESOURCES, INC.
                 (Name of small business issuer in its charter)

           Delaware                                        22-2306487
(State or other jurisdiction of                           IRS Employer
 incorporation or organization)                          Identification No.)

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

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. [ X ]

     For the year ended September 30, 2003, the issuer's total revenues were
                                      $-0-

On December 12, 2003, the aggregate market value of the voting and non-voting common stock of Dominion Resources Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Issuer was approximately $2,888,273 based upon the high bid price for such Common Stock on said date in the over-the-counter market as reported by the National Quotation Bureau. On such date, there were 9,627,576 shares of Common Stock of the Issuer outstanding. Affiliates of the Issuer have been determined based on the information appearing under Item 11 of this Annual Report.

          Transitional Small Business Disclosure Format Yes [ ] No [ X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL:

         Dominion Resources, Inc. (the "Company") has been engaged, since May, 2003, in the development and production of a video capture and analysis system for golfers that it intends to market to golf professionals, golf courses and others in the golfing industry. The development of the system, including hardware and software, is expected to be completed in the second quarter of the Company's fiscal year ending September 30, 2004 and production and marketing of the system is expected to commence at that time.

         The video capture system is contained in a mobile kiosk that is equipped with a touch screen display monitor, two cameras for dual angle swing analysis, a microphone for manual or automatic recording, batteries, graphics and software. The system is intended to be used as a teaching aid or self-improvement tool. It video records the users golf swing from two angles -- face on and down the line. It is capable of recording a single golf swing or an entire lesson if desired. It can freeze frame or advance frame by frame for further swing analysis. At the end of a session, using equipment within the kiosk, the user can burn the entire session onto a compact disc for the user to view later so as to repeat the benefits of the lesson. The system is also being developed so as to be capable of transmitting over the Internet the user's golf swing analysis session through a wireless Internet connection also contained within the kiosk.

         The system is able to present model swings, using various body types, such as ladies, men, juniors, and produce side by side comparisons of the user's swing and a model swing. The system is equipped with drills, swings, and instructional content which can be personalized by the user.

         The systems are intended to be marketed to driving ranges, golf courses, golf clubs, golf professionals, and health clubs as well as for use as stand alone systems. They are intended to be marketed as the "Swing Station System." They will also be marketed to corporate and other brand-name conscious sponsors for use at golf outings and tournaments, trade shows, and other special events to draw attention to the sponsor's name, product or service for marketing purposes. Personalized after event analyses of participants at the event can be provided by the sponsor via the Internet on compact discs or by photographs.

         It is intended that magnetic stripe Use Cards will be sold either with the system or separately whereby use of the system will be activated by the user inserting the card into a card reader. The cards are intended to be marketed to enable use of the system for a specified time increment or an annual unlimited period. The cards are intended to be sold at points of sale, such as driving ranges, golf clubs or other golf or sports-related facilities or over the Internet.

         The system has been developed in conjunction with Advanced Training Systems, Inc. ("ATS"). The Company believes it is in the final stages of completing a license agreement with ATS to license the software and hardware developed by ATS for use in the Company's kiosks. In conjunction with these activities, the Company advanced approximately $187,500, as of December 31, 2003, to fund the completion of the development of the system by ATS. The system is largely composed of readily available electronic components that are controlled by software developed by ATS. As of December 2003, the Company was engaged in its final acceptance of the equipment component configuration and integrated software system. Upon completion of this acceptance process, the Company intends to order the delivery of complete systems. Manufacturing and assembly is intended to be subcontracted.

         Since May 2003 and through December 31, 2003, the Company has expended approximately $250,000 in the development of the "Swing Station," including the $187,500 advanced to ATS. It expects that it will expend no more than approximately $300,000 to complete these development activities and initiate its production and marketing of the "Swing Station."

COMPETITION, SUPPLIERS AND CUSTOMERS

         There are a number of other persons engaged in the manufacture and marketing of golf swing analysis devices who will be direct competitors of the Company. Management of the Company believes that its product has certain advantages arising out of its design of a mobile kiosk. Management believes that its marketing efforts will be an important factor in the Company's ability to compete with these other persons. At present, the Company is not a significant factor in the marketing of golf swing analysis equipment.

         The components assembled into the Company's "Swing Station System" kiosk are believed by management to be readily obtainable from a number of computer and other equipment vendors. The Company believes that it will not be dependent upon any single or small number of vendors. Certain of the technology used in the "Swing Station" is available to the Company pursuant to a licensing agreement currently being negotiated with ATS described below.

         The Company believes that the market for golf swing analysis products is sufficiently large and diverse that it will not be dependent upon any single or small number of customers. However, there can be no assurance that the Company's marketing activities will result in the Company developing material revenues and operating income.

ATS AGREEMENTS

         The Company is in what it believes to be the completion of its negotiations with ATS with respect to a license agreement and a joint venture agreement. The joint venture agreement relates to the establishment of Dominion Golf, Inc., a Delaware corporation ("Dominion Golf"), intended to be owned 75% by the Company and 25% by ATS. The Company will operate its golf swing analysis activities through Dominion Golf. Pursuant to the joint venture agreement, the Company will have the right to designate three persons as Directors of Dominion Golf and ATS one person. Mr. Theodore M. Swartwood is to be the President. ATS is not required to make any capital contribution to Dominion Golf. The Company has agreed to contribute $250,000 to its capital, of which $250,000 has been contributed as of December 31, 2003. As part of the joint venture agreement and the license agreement, ATS is to receive an option to purchase 5,000,000 shares of the Company's common stock at $0.05 per share, subject to adjustment for share combinations and splits. The joint venture agreement is expected to provide that certain matters are to require the joint approval of the parties, including, among other matters, charter amendments, issuance, redemption or repurchase of securities, sale of assets for in excess of $10,000, other than inventory in the normal course of business, a merger or consolidation, the acquisition of an interest in another entity, the filing of a petition for liquidation or dissolution or seeking bankruptcy protection, and any action outside the scope of the business of marketing and distributing the golf analysis system. The agreement is to continue until terminated by mutual agreement or one of the parties no longer holds any shares of Dominion Golf. Transfers of shares are to be subject to mutual first refusal rights and other restrictions.

         The license agreement is to grant to the Company certain exclusive royalty-free rights to commercialize and market the technology and know-how developed by ATS throughout the United States, excluding the states of California, Maine, New Hampshire and Vermont. In the license agreement, the Company is to agree to use certain services provided by ATS and compensate ATS for those services.

         The Company believes it is in the final stages of completing its negotiations with ATS and that it will enter into agreements with ATS substantially on the foregoing terms. While the Company believes otherwise, there can be no assurance that the agreements as executed will contain the foregoing terms or other terms not presently expected.

OTHER MATTERS

         The Company will not require any governmental approvals of its products or services and does not expect to be subject to any material government regulations.

PRIOR ACTIVITIES

         Prior to September 1999, commencing in February 1996, the Company was principally engaged, through a majority-owned subsidiary, Resort Club, Inc. ("Resort Club"), in the business of offering membership interests to the general public which allows its members to vacation in resort condominiums and utilize certain other amenities primarily located in the Vernon, New Jersey area. In September, 1999, the Board of Directors adopted a plan to dispose of the Resort Club through sale or liquidation. In connection with the Company's disposal plan, Resort Club ceased operations as of September, 1999. Since ceasing those operations, the Company has been engaged in liquidating assets in payment of liabilities and locating opportunities to redirect its business activities.

ORGANIZATION

         The Company was incorporated under the laws of the State of Delaware on October 11, 1979.

EMPLOYEES

         As of December 31, 2003, the Company had no full time employees. It employs three persons, including its President, on a part time basis.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's executive offices are at 355 Madison Avenue, Morristown, New Jersey which the Company leases on a month-to-month basis at a rental of $500 per month. The Company believes that these facilities are adequate for its present activities.

         The Company has no plans at present to make any further investments in real estate related activities.

ITEM 3.   LEGAL PROCEEDINGS

         The Company is not a defendant in any pending legal proceedings the outcome of which is expected to result in a material liability to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the quarter ended September 30, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         Market for Common Equity and Dividends. The Company's Common Stock is traded in the over-the-counter market and quotations appear on the OTC Bulletin Board under the symbol DNIR. The following table sets forth the range of high and low bid and asked quotations for the Common Stock during the past two fiscal years as derived from reports furnished by the National Quotation Bureau, Inc.

QUARTER ENDED                       BID                   ASKED
                               ------------          --------------
                               HIGH     LOW          HIGH       LOW
                               ----     ---          ----       ---

December 31, 2001              $.19    $.19          $.50    $   .50
March 31, 2002                 $.30    $.14          $.50    $   .25
June 30, 2002                  $.35    $.11          $.50    $   .18
September 30, 2002             $.35    $.15          $.51    $   .25

December 31, 2002              $.18    $.15          $.51    $   .25
March 31, 2003                 $.21    $.15          $.51    $   .51
June 30, 2003                  $.16    $.15          $.51    $   .35
September 30, 2003             $.15    $.15          $.55    $   .51

-------------------


         The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

         As of December 31, 2003, the number of record holders of the Company's Common Stock was approximately 2,600. The Company has never paid a cash dividend on its Common Stock and anticipated capital requirements make it unlikely that any cash dividends will be paid on the Common Stock in the foreseeable future.

         Securities Sold Without Registration During the Year Ended September 30, 2003. During the year ended September 30, 2003, the Company sold the following securities without registration under the Securities Act of 1933, as amended, (the "Securities Act"):

         1. On July 1, 2003, the Company agreed to issue to a consultant a warrant as partial consideration for consulting services. The warrant is exercisable for 500,000 shares for a term of seven-years at an exercise price of $0.05 per share, subject to adjustment for stock splits and combinations. No underwriter was involved in the transaction. The warrant was issued and the shares issuable on exercise of the warrant will be issued pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. The warrant and the certificates for the shares will bear a legend setting forth the restrictions on resale under the Securities Act and stop transfer instructions will be placed against the transfer of the shares issuable on exercise of the warrant.

         2. Between April 2003 and December 31, 2003, the Company sold its convertible notes in the aggregate principal amount of $420,000 to seven persons. Each of such persons represented to the Company that it was an accredited investor, as defined under the Securities Act, and that it was purchasing the securities for its own account, for investment and not as a nominee or with a view to distribution or resale. The notes were initially convertible into an aggregate of 28,892,456 shares of common stock, subject to amendment of the Company's Certificate of Incorporation to increase the Company's authorized shares. In December, 2003, the Company agreed to reduce the conversion price to $0.00623 per share, subject to the same condition and a reduction in the par value of the Company's shares, resulting in the notes being convertible into 67,415,730 shares. No underwriter was involved in the transaction. The notes were issued pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof and Regulation D thereunder. The notes bear a legend setting forth the restrictions on transfer under the Securities Act and the shares issuable on conversion will bear a legend setting forth the restrictions on transfer and stop transfer instructions will be placed against the further transfer of the shares.

         3. In December 2002, the Company issued 375,000 shares to a person as compensation for services rendered in connection with assisting the Company in various financing transactions. No underwriter was involved in the transaction. The shares were issued pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. The certificate for the shares bears a legend setting forth the restrictions on resale under the Securities Act and stop transfer instructions were placed against the transfer of the shares.

         Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers. Neither the Company nor any "affiliated purchaser," as defined in Rule 10b-18(a)(3) purchased during the fiscal quarter ended September 30, 2003 any securities of the Company that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

         The following discussions and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

Liquidity and Capital Resources

         During fiscal 2003, the Company had a net loss of $683,370. Included in the net loss is depreciation of $3,522 and a provision for bad debts of $68,606. The net loss also includes a non-recurring gain on the sale of the Company's Fort Lee condominiums of $162,672 and the sale of the Company's Stonehill condominium lots of $63,335 offset by a loss on the exchange of the Company's Selma, Alabama building in the amount of $23,618 and issuance of common stock for consulting fees in the amount of $191,250.

         During fiscal 2003, changes in assets and liabilities included a decrease in cash resulting from advances of other income of $30,000 and a decrease in accounts payable and accrued liabilities of $49,175 offset by receipt of a receivable due from the Internal Revenue Service of $495,470. After reflecting the net changes in assets and liabilities, net cash used in operations was approximately $187,000.

         During fiscal 2003, investing activities provided net cash of approximately $53,500 and includes the sale of RiceX common stock of $8,959 and the sale of condominium lots of $63,335 offset by an addition to mortgage receivable of $18,777.

         During fiscal 2002, financing activities provided net cash of $170,950 which resulted from additional borrowings of $434,271 offset by repayment of debt of $263,321.

         Accordingly, during fiscal 2002, the Company's cash increased by approximately $37,000.

         The Company remains liable as guarantor on approximately $335,200, as of September 30, 2003, of secured debt of its former subsidiary, Resort Club. These liabilities are currently being paid out of Resort Club membership receivables. To the extent these liabilities are not paid, the Company will remain liable for the balance.

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

         At September 30, 2002 and September 30, 2003, the Company was indebted to Berkowitz Wolfman in the amounts of approximately $773,800 and $385,209, respectively The indebtedness owing to Berkowitz Wolfman is due on December 1, 2004, subject to automatic one-year renewals thereafter.

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

         The Company has outstanding as of September 30, 2003, indebtedness aggregating $819,480, including unsecured indebtedness due to Berkowitz Wolfman on December 1, 2004 in the amount of $385,209, convertible promissory notes due April 30, 2005 in the amount of $384,271 and an unsecured loan due August 28, 2004 in the amount of $50,000.

         During the quarter ended December 31, 2002, the Company surrendered the deed to the Selma, Alabama property in exchange for a release of the bank indebtedness outstanding in the amount of approximately $73,500.

         In December 2002, the Company refinanced its remaining outstanding $145,000 of indebtedness owing to a bank. In connection with the refinancing, the Company issued its 12% note in the principal amount of $145,000 due in monthly payments of principal of $5,000 plus accrued interest, with a balloon payment of principal of $70,000 due on April 1, 2004, together with all accrued and unpaid interest. During the second quarter of fiscal 2003, Berkowitz Wolfman assumed this obligation. The note is unsecured.

         Other outstanding obligations of the Company include accrued income taxes owing in the amount of $921,214 owing by a subsidiary of the Company for unpaid taxes for the period ended September 30, 1996, including interest and penalties, to the State of Alabama which remain unpaid.

         The Company has a tentative agreement with Debra Tierney, its former President, relating to the resolution of a dispute arising out of the re-purchase of her shares of stock of the Company owned by her and her family. This obligation is shown on the Company's balance sheet at September 30, 2002. Under the terms of the tentative agreement, the Company will make a cash payment in the amount of $183,094, assign to her a mortgage receivable in the amount of $100,000, and convey title to five (5) condominium units formerly owned by the Company and which were conveyed to Berkowitz Wolfman. Berkowitz Wolfman has agreed with the Company to convey these units to Ms. Tierney, subject to certain conditions and provided, however, the value of the units will be added to the Company's indebtedness owing to Berkowitz Wolfman. Through September 30, 2003, the Company has paid Ms. Tierney $105,000 on account of this agreement. The Company expects to sign a definitive agreement reflecting the foregoing tentative agreement.

         The Company's outstanding indebtedness is approximately $900,000, including accrued interest, at December 31, 2003. The Company currently has no source of funds to meet these obligations or its obligations to the State of Alabama. However, it believes that future borrowings will enable the Company to meet these obligations as they come due. However, there can be no assurance that funding from these sources will be available and that the Company will be able to meet these obligations.

         In addition to the foregoing obligations, the Company estimates that it will require an additional $1,500,000 during the fiscal year ended September 30, 2004 to fund its intended level of operations. Further, in the event the Company engages in any further material transactions during the fiscal year ended September 30, 2004, it can be expected that it will require additional funds. At January 2004, the Company had made no arrangements to obtain these funds and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives.

         Results of Operations

Fiscal Year 2003 Compared With Fiscal Year 2002

         Total revenues were $-0- in fiscal 2003 compared with $3,597 in fiscal 2002. The decrease in revenues was the result of the sale of the Company's condominiums in Fort Lee, New Jersey in October 2002.

         Other operating expenses were $215,992 in fiscal 2003 compared with $27,110 in fiscal 2002, or an increase of $188,882 or 697 %. The increase was primarily the result of the Company's development efforts in connection with the development of a golf swing analysis system.

         General and administrative expenses increased to $529,144 in fiscal 2003 from $333,654 in fiscal 2002, or by $199,612 or 59% primarily as a result of consulting fees paid by issuance of 375,000 shares of the Company's Common Stock with a fair market value of $191,250.

         Depreciation and amortization was $3,522 in fiscal 2003, compared to $8,066 in fiscal 2002, resulting in a decrease of $4,544, or 56 %. This decrease was the result of the sale of fixed assets in the fourth quarter of fiscal 2002 and first quarter of fiscal 2003.

         Interest income was $17,804 in fiscal 2003, compared with $17,802 in fiscal 2002.

         In September 2002, the Company and the IRS entered into an agreement arising out of an income tax deficiency claimed by the IRS. This agreement resulted in a refund of income tax of $383,165 and interest of $112,305. Both of these items were reflected in net income in 2002. These funds were received in October, 2002 and were used for repayment of debt and working capital.

         Interest expense decreased to $63,441 in fiscal 2003, compared with $277,547 in fiscal 2002. The decrease of $214,106 was the result of less principal outstanding on indebtedness owing.

         In October 2002, the Company assigned Berkowitz Wolfman its right, title and interest to the Company's Fort Lee condominiums as a repayment of debt in the amount of $250,000, which amount was based on the Company's determination of fair market value of the condominiums of $300,000 less unpaid real estate taxes and condominium fees of approximately $50,000. The Company's book value of the condominiums was $137,328. Accordingly, the Company recorded a gain on the transaction of $162,672.

         In December 2002, the Company negotiated the conveyance of its office building in Selma, Alabama to the mortgagor in consideration for a discharge of mortgage and related indebtedness in the amount of $73,476. The Company's book value of the building was $97,094. Accordingly, the Company recorded a loss on the transaction in the amount of $23,618.

         Based on the market value of the RiceX common stock at September 30, 2003, the Company adjusted the carrying value of its warrants in its financial statements to reflect a valuation allowance of $16,238. This arises because the market value of the RiceX common stock at September 30, 2003 was less than the exercise price of the warrants and the warrants expire on December 31, 2003.

         In April 2003, the Company sold 39,421 shares of RiceX common stock for an aggregate selling price of $8,920. The Company's book value of the shares was $11,418. Accordingly, the Company recorded a loss on the transaction in the amount of $2,498.

         As of September 30, 2003, based on the Company's review of its receivables, recorded a provision in the amount of $68,606 for bad debts.

         On or about April 1, 2003, the Company entered into a Purchase and Sale Contract with Lake Isle Corp. for the sale of 23 condominium lots for $339,836. The Company's carrying value of the condominium lots was $276,501. Accordingly, the Company recognized a gain on the sale of $63,335.

         The Company had a net loss in 2003 of $683,370 compared with net income of $144,866 in 2002. The net sum realized in 2003 was primarily the result of a loss from operations of approximately $748,700 offset by other income of approximately $69,400. Included in Other income is a gain on the sale of the Fort Lee condominiums of $162,672 and the sale of the Stonehill condominium lots of $63,335, which are non-recurring.

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

No Current Revenues. The Company has no current source of revenue. The Company has no significant assets or financial resources. Prior to commencement of the Company's current Swing Station System development activities in mid-2003, all material operations were discontinued in September, 1999. The Company had revenues of $0.00 in fiscal 2003 and a loss of $683,370. The Company's net income in 2002 was primarily the result of a refund of income taxes of $383,165 and interest collected on the refund of $112,305. The Company's future is currently dependent upon its ability to successfully complete the development and market its Swing Station System for golfers. There is a risk that the Company will be unable to continue as a going concern. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, until such time as it can develop material revenues from its Swing Station System. This can be expected to result in the Company incurring net operating losses for the foreseeable future. There can be no assurance that the Company can successfully market its Swing Station System and develop material revenues.

Material Dilution. During the period April 2003 through December 31, 2003, the Company issued $420,000 principal amount of its convertible notes. The notes bear interest at 25% per annum, provided, however, such interest is waived and cancelled at such time as the stockholders approve and the Company files an amendment to its Certificate of Incorporation increasing its authorized shares to not less than 50.0 million. The notes are due and payable on April 30, 2005. The notes are convertible at a conversion price, reduced in December 2003, at a per share price of $0.00623 per share, subject also to the amendment of the Company's Certificate of Incorporation. As a consequence, up to 67,415,730 shares of the Company's common stock may be issued on conversion of the notes which will result in material dilution to the Company's existing stockholders. If all the notes are converted, the holders of the 9,627,576 shares of common stock that are presently outstanding would hold approximately 12.5% of the 77,043,306 shares then outstanding.

Risks Related to "Swing Station." The Company in mid-2003 redirected its activities into the development and marketing of a golf swing video capture and analysis system brand named the "Swing Station." The Company has conducted only very limited market analysis of the demand for the system. There will be intense direct competition from others in the marketing of the system and there can be no assurance that the Company will be successful in developing material revenues and operating income from these activities. These activities are being conducted primarily through the Company's President and a marketing consultant. There can be no assurance that this staff will be adequate to pursue the necessary marketing activities to develop material revenues.

         The Company believes that it is in the final stages of completing its negotiations intended to lead to the execution of agreements with ATS regarding the use by the Company of certain rights of ATS relating to the golf swing system. There can be no assurance that these agreements will be executed or that the final terms will be as expected by the Company.

Possible Need for Additional Capital. The Company had cash of $39,486 and liabilities of $2,036,665 including current liabilities of $1,267,185 as of September 30, 2003. During the period April 2003 through December 31, 2003, the Company raised $420,000 of additional capital through the sale of its convertible notes. The Company intends to use these funds primarily for the development, manufacture and marketing of its Swing Station System. The Company may require additional financing in order to fund the production, manufacture and marketing of its Swing Station System, as well as possibly to repay existing outstanding indebtedness. This financing may consist of the issuance of debt or additional equity securities. These funds might not be available, if needed, or might not be available on terms acceptable to the Company and may result in material dilution to existing investors. The Company remains liable, as of September 30, 2003, as guarantor on approximately $335,200 of secured debt of its former subsidiary, Resort Club, which the Company sold in fiscal 2000. These liabilities are currently being paid out of Resort Club membership receivables. To the extent these liabilities are not paid by Resort Club, the Company will remain liable for the balance.

         The Company estimates that it will require an additional $1,500,000 during the fiscal year ended September 30, 2004 to fund its intended level of operations. Further, in the event the Company engages in any further material transactions during the fiscal year ended September 30, 2004, it can be expected that it will require additional funds. At January 2004, the Company had made no arrangements to obtain these funds and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives.

Outstanding Obligations. Outstanding obligations of the Company include accrued income taxes owing to the State of Alabama in the amount of $921,214 owing by a subsidiary of the Company for unpaid taxes for the period ended September 30, 1996, including interest and penalties, which remain unpaid at September 30, 2003. In addition, the Company has a tentative agreement with Debra Tierney, its former President, relating to the resolution of a dispute arising out of the re-purchase of her shares of stock of the Company owned by her and her family. This obligation is shown on the Company's balance sheet at September 30, 2003. Under the terms of the tentative agreement, the Company will make a cash payment in the amount of $183,094, assign to her a mortgage receivable in the amount of $100,000, and convey title to five (5) condominium units formerly owned by the Company and which were conveyed by the Company to Berkowitz Wolfman. Berkowitz Wolfman has agreed with the Company to convey these units to Ms. Tierney, subject to certain conditions and provided, however, the value of the units will be added to the Company's indebtedness owing to Berkowitz Wolfman. Through September 30, 2003, the Company has paid Ms. Tierney $105,000 on account of this agreement. The Company expects to sign a definitive agreement reflecting the foregoing tentative agreement. The Company intends to seek to resolve the liability of its subsidiary to the State of Alabama, however, there can be no assurance that it will be successful in those efforts. There can be no assurance that the Company will complete its transaction with Ms. Tierney on the expected terms or that the tax claim of the State of Alabama can be resolved.

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

Independent Auditors' Report                                              S-1
Consolidated Balance Sheet - September 30, 2003                           S-2-3
Consolidated Statements of Operations
       years ended September 30, 2003 and 2002                            S-4
Consolidated Statements of Stockholders'
Deficit - years ended September 30, 2003 and 2002                         S-5
Consolidated Statements of Cash Flows -
       years ended September 30, 2003 and 2002                            S-6
Notes to Consolidated Financial Statements                                S-8-21

INDEPENDENT AUDITORS' REPORT


Dominion Resources, Inc. and Subsidiaries
Morristown, New Jersey

We have audited the accompanying consolidated balance sheet of Dominion Resources, Inc. and Subsidiaries as of September 30, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two fiscal years ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dominion Resources, Inc. and Subsidiaries as of September 30, 2003, and the results of its operations and cash flows for the two fiscal years ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Liebman, Goldberg, & Drogin, L.L.P.
Garden City, New York

December 10, 2003

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003

ASSETS

Current assets:
Cash and cash equivalents                                               $ 39,486
Investment in marketable securities                                            6
Mortgage receivable - Lake Isle Corp. (Note 11)                          339,835
Investment in RiceX, Inc. (Note 5)                                        14,171
Mortgage receivables                                                     141,640
     Total current assets                                                535,138

Furniture, fixtures and equipment, net
 of accumulated depreciation and amortization
  (Note 4)                                                                16,910

Other assets:
 Mortgage receivables                                                     67,369
 Security Deposit                                                             75
        Total other assets                                                67,444

        Total assets                                                    $619,492


                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
SEPTEMBER 30, 2003

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued liabilities (Note 6)                  $ 1,217,185
 Debt, current maturities (Note 8)                                       50,000
       Total current liabilities                                      1,267,185

Long-term liabilities:
 Debt, net of current maturities (Note 8)                               769,480
       Total long-term liabilities                                      769,480

Commitments and contingencies (Note 9)

Stockholders' deficit:
 Common stock, $0.01 par value;
 Authorized - 25,000,000 shares;
  issued and outstanding - 9,627,576 shares                              96,276
 Additional paid-in capital                                           7,280,587
 Accumulated deficit                                                 (7,351,755)
 Accumulated other comprehensive loss                                   (41,368)
Less: 1,350,646 shares held in treasury                              (1,400,913)
     Total stockholders' deficit                                     (1,417,173)

     Total liabilities and stockholders' deficit                    $   619,492


                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 and 2002

                                                        2003            2002
                                                        ----            ----
Revenues
  Rental revenue                                    $         0     $     3,597
       Total revenues                                         0           3,597

Expenses:
  Other operations                                      215,992          27,110
  General and administrative expenses                   529,144         333,654
  Depreciation and amortization                           3,522           8,066
       Total expenses                                   748,658         368,830

Loss from operations                                   (748,658)       (365,233)

Other income (expenses):
  Interest income                                        17,804          17,802
  Interest income - IRS refund                              -0-         112,305
  Stonehill Note - Original issue discount                  -0-         276,236
  Interest expense                                      (63,441)       (277,547)
  Bad debt provision                                    (68,606)            -0-
  Loss on sale of property, equipment
    furniture and fixtures                                  -0-          (1,862)
  Gain on sale - Fort Lee condominiums                  162,672             -0-
  Gain on sale - Stonehill condominium lots              63,335             -0-
  Loss on exchange - Selma office building              (23,618)            -0-
  Loss on sale of RiceX common stock                     (2,498)            -0-
  Valuation allowance - RiceX warrants                  (16,238)            -0-

      Total other income (expenses)                      69,410         126,934

Net loss before income taxes                           (679,248)       (238,299)
Income taxes (benefit) (Note 7)                           4,122        (383,165)

Net income (loss)                                   $  (683,370)    $   144,866

Net income (loss) per common share                  $     (0.07)    $      0.02

Weighted average number of share used in
  computing net income (loss) per share               9,564,905       9,252,576


                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2003 and 2002

                                                    Capital
                         Common         Par         in Excess      Accum      Other                  Treasury
                         Stock          Value       of Par         Deficit    Comprehensive Loss     Stock            Total
                         -----          -----       ------         -------    ------------------     -----            -----
Balance -
September 30, 2001     9,252,576    $    92,526    $ 7,093,087   $(6,813,251)   $   (40,859)       $(1,400,913)   $(1,069,410)

Net income                                                           144,866                                          144,866

Unrealized losses on
  securities                                                                           (509)                             (509)

Balance -
September 30, 2002     9,252,576         92,526      7,093,087    (6,668,385)       (41,368)        (1,400,913)      (925,053)

Net loss                                                            (683,370)                                        (683,370)

Issuance of
Common stock
for consulting
fees                     375,000          3,750        187,500                                                        191,250

Unrealized
  losses on
  securities

Balance -
September 30,2003      9,627,576    $    96,276    $ 7,280,587   $(7,351,755)   $   (41,368)       $(1,400,913)   $(1,417,173)


                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,2003 and 2002

                                                                               2003          2002
                                                                               ----          ----
Cash flows from operating activities:
  Net income (loss)                                                          $(683,370)   $ 144,866

Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
  Depreciation and amortization                                                  3,522        8,066
  Bad debt reserve                                                              68,606          -0-
  Loss on exchange - Selma office building                                      23,618          -0-
  Loss on sale of RiceX common stock                                             2,498          -0-
  Loss on sale of property, equipment
     furniture and fixtures                                                        -0-        1,862
  Valuation allowance RiceX warrants                                            16,238          -0-
  Gain on sale - Fort Lee condominiums                                        (162,672)         -0-
  Gain on sale - Stonehill condominium lots                                    (63,335)         -0-
  Stonehill Note - original issue discount                                         -0-     (276,236)
  Issuance of common stock for consulting fees                                 191,250          -0-

Changes in assets and liabilities:
  Other receivables                                                            (30,000)      11,155
  Receivable - Internal Revenue Service                                        495,470     (495,470)
  Prepaid expenses and other assets                                                (75)      33,266
  Accounts payable and accrued liabilities                                     (49,175)     (19,608)
Net cash (used in) operating activities                                       (187,425)    (592,099)

Cash flows from investing activities:
  Investment in real estate and real estate
    related activities                                                             -0-        8,361
  Mortgage receivables                                                         (18,777)      (6,767)
  Sale of RiceX and other marketable securities                                  8,959          -0-
  Mortgage receivable - Lake Isle Corp.                                         63,335          -0-
Net cash provided by investing
  activities                                                                    53,517        1,594

Cash flows from financing activities:
  Additional borrowings                                                        434,271      673,602
  Repayment of borrowings                                                     (263,321)     (93,999)
Net cash provided by financing activities                                      170,950      579,603

Increase (decrease)in cash and cash equivalents                                 37,042      (10,902)
Cash and cash equivalents, beginning of year,                                    2,444       13,346
Cash and cash equivalents, end of year,                                      $  39,486    $   2,444


                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
FOR THE YEARS ENDED SEPTEMBER 30, 2003 and 2002


                                                      2003             2002
                                                      ----             ----
Exchange of Selma, Alabama building for
  repayment of debt (Note 8)

Repayment of debt                                     73,476                -0-
Loss on exchange                                      23,618                -0-
Assignment of building, net book value               (97,094)               -0-
Subtotal                                                 -0-                -0-

Exchange of Fort Lee condominiums for
  Repayment of debt (Note 8)

Repayment of debt                                    250,000                -0-
Assumption of accrued real estate taxes               25,000                -0-
Assumption of accrued condominium fees                25,000                -0-
Assignment of condominiums, net book value          (137,328)               -0-
Gain on exchange                                    (162,672)               -0-
Subtotal                                                 -0-                -0-

Issuance of Common Stock for Consulting
  fees (Note 9)

Consulting expense                                   191,250                -0-
Issuance of common stock - par value                  (3,750)               -0-
Issuance of common stock - add. Paid in cap         (187,500)               -0-
Subtotal                                                 -0-                -0-

Exchange of Stonehill Recreation Note
   Receivable for Repayment of Debt
   (Note 8)

  Assignment of note receivable                          -0-         (2,056,000)
  Interest income (Note 8)                               -0-           (276,236)
  Repayment of debt                                      -0-          2,332,236
Subtotal                                                 -0-                -0-

Total Non-Cash Operating, Investing                 $    -0-         $      -0-
   and Financing Activities


                             See accompanying notes

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

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

Going Concern

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. For the year ended September 30, 2003 the Company incurred a net loss of $683,370, which included a non-recurring gain on the sale of the Company's Fort Lee condominiums of $162,672 and the sale of the Company's Stonehill condominium lots of $63,335 offset by a loss on the exchange of the Company's Selma, Alabama building in the amount of $23,618 and issuance of common stock for consulting fees in the amount of $191,250. As a result, the Company used net cash from operating activities of $187,425. Net cash provided by operating activities included receipt of a non-recurring federal income tax refund of $495,470. As of September 30, 2003, the Company's current liabilities exceeded its current assets by $732,047 and it had no material revenues.

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

1. Summary of Significant Accounting Policies (Continued)

Earnings Per Common Share

The Company adopted Financial Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing the Company's net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate income/(loss) per common share for the years ended September 30, 2003 and 2002 was 9,564,905 and 9,252,576 respectively.

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

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, costs of major additions and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of seven years for furniture, fixtures and equipment. When furniture, fixtures and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation is eliminated from the accounts and any resulting gain or loss is reflected in income.

Investments

Investment securities, which consist principally of common stock, are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Standard requires that debt and equity securities be classified as either trading, available-for-sale or held-to-maturity. As of September 30, 2003, all of the Company's securities were available for sale.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

1. Summary of Significant Accounting Policies (Continued)

Investments (continued)

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

Comprehensive Income (Loss)

SFAS No. 130 "Reporting Comprehensive Income," requires unrealized gains and losses on the Company's available for sale securities to be included in Other Comprehensive Income (Loss). The Company has recorded unrealized losses on securities as Other Comprehensive Loss in the amount of $0 and $509 for the years ended September 30, 2003 and 2002, respectively. The Company reports accumulated other Comprehensive Loss in the Consolidated Statements of Stockholders' Deficit.

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

1. Summary of Significant Accounting Policies (Continued)

Rental Revenue

The Company owned three condominium units in Fort Lee, New Jersey. The Company purchased a note and mortgage on these units in December 1995. The Company acquired the fee ownership of these units in July 1996 through a deed in lieu of foreclosure. In October 2002, the Company assigned Berkowitz Wolfman Assoc., Inc. its right, title and interest to the Fort Lee condominiums as a repayment of debt in the amount of $250,000 which is based on the Company's determination of fair market value of approximately $300,000 less unpaid real estate taxes and condominium fees of approximately $50,000 (see Note 8). For the years ended September 30, 2003 and 2002, the Company recognized income of $0 and $3,597, respectively, from the rental of these units.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under these statements, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), and in August 2001 issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144, which supersedes and amends certain

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

Recent Accounting Pronouncements (continued)

existing accounting and reporting pronouncements, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 143 and 144 and its application to amounts currently included in the Company's balance sheet will not have a material impact on the Company's accounting and disclosures.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. The provisions of this Statement are required to be applied to exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/ measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

Recent Accounting Pronouncements (continued)

disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Various Interest Entities" ("VIEs"). This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which an interest is acquired after that date. Effective January 31, 2004, it also applies to VIEs in which an interest is acquired before February 1, 2003. The Company may apply the Interpretation prospectively with a cumulative effect as of January 31, 2004, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The application of the requirements of FIN 46 has not had a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard will not have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

Recent Accounting Pronouncements (continued)

instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominately on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The application of this standard is not expected to have a material impact on the Company's financial position or results of operations.

2. Related Party Transactions

Since October 1, 2002, the Company has not been a party to any material transactions with any officers, directors or holders of more than 5% of the outstanding common stock of the Company.

3. Note Receivable- Stonehill Recreation Corporation

During the fourth quarter of fiscal 2002 the Company assigned its interest in the Stonehill note and its rights under the indemnification agreement to Berkowitz Wolfman as a reduction of indebtedness owed to Berkowitz Wolfman. Pursuant to the terms of the agreement, the principal amount of the Berkowitz Wolfman note was decreased by $2,332,236 which was equal to the Company's carrying value of the Stonehill Recreation note in the amount of $2,056,000 and original issue discount of $276,236 earned through June 30, 2002.

4. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consisted of the following at September 30, 2003:

Furniture, fixtures and equipment                 $   76,858
     Subtotal                                         76,858
Less:  Accumulated depreciation and amortization      59,948
Net furniture, fixtures and equipment             $   16,910

Depreciation expense for the years ended September 30, 2003 and 2002 is $3,522 and $8,066, respectively.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

5. Investment in RiceX, Inc.

During fiscal 2003 the Company sold 39,421 shares of its RiceX common stock on the open market for an aggregate selling price of $8,920. The Company's book value of the shares was $11,418. Accordingly, the Company recorded a loss on the transaction in the amount of $2,498. Based on the market value of the RiceX common stock at September 30, 2003, the Company adjusted the carrying value of its warrants in its financial statements to reflect a valuation allowance of $16,238. This arises because the market value of the RiceX common stock at September 30, 2002 was less than the exercise price of the warrants and the warrants expire on December 31, 2003.

As of September 30, 2003, the Company continues to hold 48,866 shares of common stock of RiceX and a warrant expiring on December 31, 2003 to purchase 1,623,808 shares of RiceX common stock exercisable at $0.75 per share. As stated above, the Company fully reserved the carrying value of the warrants as of September 30, 2003. As of September 30, 2003 there was no material change in the market value of the RiceX common stock. Accordingly, no further adjustments were made to the carrying value of the RiceX shares.

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2003 consist of the following:

  Accounts Payable                        $    43,172
  Accrued reserve to former president         245,000
  Accrued real estate taxes                     1,299
  Accrued income taxes                        921,214
  Accrued interest and other                    6,500
                                          $ 1,217,185

The accrued income taxes of $921,214 represent unpaid taxes for the period ended September 30, 1996, including interest and penalties due to the State of Alabama by a consolidated subsidiary, which remain unpaid.

The Company is in dispute with Debra Tierney ("Tierney"), the Company's former President with respect to the purchase price paid by the Company to Tierney and her family for their shares of the Company's Common Stock. On or about February 16, 1996, Tierney and the Company confirmed that, the Company would repurchase all of the Company's shares of Common Stock owned by the Tierneys. Pursuant to the terms of the agreement, the Company purchased 943,411 shares of the Company's Common Stock from the Tierneys at a purchase price equal to $500,000 in cash and 182,500 shares of PriCellular Common Stock. During the third quarter of fiscal 2001, the Company negotiated a tentative agreement with Tierney. Pursuant to the terms of the tentative agreement, the Company will be obligated to make a cash payment of $183,094, assign a mortgage receivable in the principal amount of $100,000, and conveyance of title to five condominiums. Accordingly, in fiscal 2001 the Company accrued a $350,000 reserve in connection with this transaction. Through September 30, 2003, the Company has paid Tierney $105,000 on account of this agreement.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

7.  Income Taxes

The tax expense (benefit) for the years ended September 30, 2003 and 2002 consists of the following components:

                             2003               2002
                             ----               ----
Current
    Federal            $       -0-         $   (383,165)
    State                    4,122                  -0-
                             4,122             (383,165)
Deferred
    Federal                    -0-                  -0-
    State                      -0-                  -0-
                               -0-                  -0-

                       $     4,122         $   (383,165)

The income tax benefit for the year does not bear the expected relationship between pretax loss and the federal corporate income tax rate of 34% because of the direct effect of state and local income taxes.

The reconciliation between the actual and expected federal tax is as follows:

Federal corporate tax rate of 34% and applicable
 AMT applied to pretax loss                         $    -0-       $  (383,165)

State and local taxes, net of federal benefit          4,122               -0-

Effect of non-deductible entertainment                   -0-               -0-

Effect of tax vs. book depreciation                      -0-               -0-

Effect of capital loss carry forward                     -0-               -0-

Effect of NOL limitation                                 -0-               -0-

Total tax expense (benefit)                         $   4,122      $  (383,165)


Deferred income taxes as reported on the balance sheet consists of:

                                             September 30,
                                          --------------------
                                          2003            2002
                                          ----            ----
Deferred tax assets                   $  144,659      $  442,641
Deferred tax liabilities                     -0-             -0-
Valuation allowance                     (144,659)       (442,641)
                                      $      -0-      $      -0-

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

7. Income Taxes (Continued)

As of September 30, 2003 the Company had net operating losses (NOL) of approximately $ 1,770,000. This amount is available to be carried back two years to offset past taxable income. Any remaining NOL after the carry back is available to offset future taxable income. The carry forwards begin to expire for the year ended September 30, 2003. The company has provided a full 100% valuation allowance on the deferred tax assets as at September 30, 2003 and 2002 to reduce such deferred income tax assets to zero as it is the management's belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles. Management will review the valuation allowance required periodically and make adjustments as warranted.

In the fourth quarter of fiscal 2002, the Company recorded an income tax benefit in the amount of $383,165. In September 2002, the Company and the Internal Revenue Service entered into an agreement arising out of an income tax deficiency claimed by the IRS. This agreement resulted in a refund of income tax of $383,165 and interest of $112,305. Accordingly, the Company has recorded a receivable in the aggregate amount of $495,470. The Company received these funds in October 2002.

8. Debt

During the fourth quarter of fiscal 2002 the Company assigned its interest in a note receivable in the amount of $2,056,000 and a related indemnification agreement to Berkowitz Wolfman Assoc., Inc. as a reduction of indebtness owed to Berkowitz Wolfman. Pursuant to the terms of the agreement, the principal amount of the Berkowitz Wolfman note was decreased by $2,332,236, which included the carrying value of the note receivable in the amount of $2,056,000 and original issue discount of $276,236 earned through June 30, 2002. As part of this transaction, the Company negotiated the extension of the due date of the Berkowitz Wolfman loan from December 1, 2002 to December 1, 2003, with automatic one-year renewals thereafter.

In October 2002, the Company assigned Berkowitz Wolfman its right, title and interest to the Fort Lee condominiums as a repayment of debt in the amount $250,000 which is based on the Company's determination of fair market value of approximately $300,000 less unpaid real estate taxes and condominium fees of approximately $50,000.

After reflecting the assignment of the note receivable, the indemnification agreement and the conveyance of the condominium units, $385,209 remains owing to Berkowitz Wolfman, which amount includes interest at a rate of 10% per annum and is currently due on December 1, 2004, with automatic one year renewals thereafter.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

8. Debt (Continued)

During the first quarter of fiscal 2003, the Company negotiated the conveyance of its building in Selma, Alabama to the first mortgage holder in consideration for a discharge of mortgage and related indebtedness in the amount of approximately $73,500. The Company was released from all liability to the bank.

Commencing in April 2003 through September 30, 2003, the Company issued and sold six (6) Convertible Promissory Notes (the "Convertible Notes") for an aggregate of $360,000. The Convertible Notes bear interest at a rate of 25% provided, however, in the event the Company obtains authorization to increase its authorized number of shares to issue common stock from 25,000,000 to 50,000,000 interest accrued on the Convertible Notes will be waived and cancelled. The notes are due on April 30, 2005. As of September 30, 2003, the Company has accrued interest of $24,271 on the Convertible Notes. At the option of the Convertible Note holders and as of September 30, 2003, the Notes may be converted into common stock at a conversion price of $0.01246 per share. Accordingly, the notes are convertible into an aggregate of 28,892,456 shares of common stock.

In August 2003, the Company entered into a loan with a third party in the amount of $50,000. The loan bears interest at 10% and is due on August 28, 2004.

Debt as of September 30, 2003, inclusive of accrued interest to that date, is summarized as follows:

Loan Agreement, 10% interest due December 1, 2004 $ 385,209 Convertible Promissory Notes, 25%
  interest due April 30, 2005                            384,271
Loan Agreement, 10% interest due August 28, 2004          50,000
  Total debt                                             819,480
Less total current portion                                50,000
Total non-current portion                             $  769,480

Other Information

Aggregate principal reductions of debt as of September 30, 2003 are summarized as follows (000's omitted):

                         Secured
Fiscal Year              Debt
-----------              -----
2004                     $   50,000
2005                     $  769,480
2006 and thereafter      $        0


9. Commitments and Contingencies

The Company's executive offices are located at 355 Madison Avenue, Morristown, New Jersey, which the Company leases on a month-to-month basis at a rental of $500 per month.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


9. Commitments and Contingencies (Continued)

As discussed in Note 8, the Company assigned Berkowitz Wolfman Assoc., Inc. its interest in the Trust inventory as a reduction in debt. The assignment of the remainder interest in the Trust's condominium units was valued at $272,332 for the purpose of determining the amount to be credited against the debt, representing the parties' estimate at the time of the present value, discounted at 10%, of the value of the future interest in the condominium inventory, based upon the actual remaining years each condominium would be held in the trust. Under the terms of the assignment, either party can subsequently challenge this valuation. Accordingly, if this valuation is subsequently challenged and the effect is to reduce the valuation, the Company's obligation to Berkowitz Wolfman may be greater. The parties have agreed to the designation of an appraiser for these properties. As of September 30, 2003, neither party had challenged the valuation.

In July 2003, the Company entered into a consulting agreement with a third party individual (the "Consultant"). Pursuant to the terms of the consulting agreement, the Consultant will assist the Company in connection with developing and marketing its golf video capture and analysis system. The term of the consulting agreement is for a period of twelve months. The Company is obligated to pay the Consultant $5,000 per month for the term of the contract. The consultant will also receive a 15% commission on business generated by the consultant. In addition, the Company will issue the Consultant a warrant to acquire up to 500,000 shares of the Company's common stock at a price per share of $0.05, for a period of seven years.

The Company remains liable at September 30, 2003 as guarantor on approximately $335,200 of secured debt of its former subsidiary, Resort Club. These liabilities are currently being paid out of Resort Club membership receivables. To the extent these liabilities are not paid, the Company will remain liable for the balance.

As of September 30, 2003, based on the Company's review of its receivables, provided a provision for bad debt in the amount of $68,606.

The Company is in dispute with Seasons Development Corporation in connection with two mortgages the Company holds on property located in Vernon, New Jersey. The mortgages aggregate approximately $209,000 and are secured. The Company believes the Seasons claims are without merit. Based on the Company's review of the fair market value of the property, the Company believes the mortgages are fully collectable.

10. Common Stock

In December 2002, the Company issued 375,000 shares of its common stock to Schuyler Associates in connection with their efforts in assisting the Company in various financing transactions, which included refinancing the Binghamton debt.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

10. Common Stock (Continued)

As discussed in Note 8 above, during the period April through September 2003, the Company issued and sold $360,000 principal amount of its notes convertible with shares of its common stock. Issuance of the shares on conversion of the notes is subject to an amendment of the Company's Certificate of Incorporation to increase its authorized shares and reduce the per value of its common stock.

Pursuant to the terms of a joint venture agreement entered into with Advanced Training Systems ("ATS") in May 2003, the Company is obligated to issue ATS non-qualified stock options to acquire up to 5,000,000 shares of the Company's common stock at a price per share of $0.05, for a period of five years.

Pursuant to the terms of a consulting agreement entered into with a Consultant in July 2003, the Company is obligated to issue the Consultant a warrant to acquire up to 500,000 shares of the Company's common stock at a price per share of $0.05, for a period of seven years.

Non-qualified Stock Option Plan and Option to Purchase Common
Stock

The Company has adopted a non-qualified stock option plan and reserved 125,000 shares for issuance pursuant thereto. Options are non-transferable; expire if not exercised after five years; may not be exercised until after the completion of one year of service with the Company by the employee; are exercisable at the rate of one-fifth of the shares optioned per year and are issuable to employees in such amounts and at such prices as determined by the Board of Directors, provided that no single employee may be granted options to purchase more than 7,500 shares and persons owning more than 10% of the Company's outstanding shares are excluded from participation in the plan. Options are protected against dilution resulting from stock recapitalization. As of September 30, 2003, no options had been issued under the plan.

11. Receivable - Lake Isle Corp.

On or about April 1, 2003 the Company entered into a Purchase and Sale Contract with Lake Isle Corp. for the sale of 23 condominium lots for a per lot sales price of $23,000 less accrued condominium association fees of $3,033 and accrued real estate taxes of $5,354. Conveyance of title, subject to a purchase money mortgage, to Lake Isle Corp. is contingent upon Lake Isle obtaining the required building permits to develop the lots. As of September 30, 2003, the Company waived the building permit requirement and conveyed the lots to Lake Isle Corp. subject to a purchase money mortgage in the amount of $339,836 securing the condominium lots. The Company's carrying value of the condominium lots was $276,501. Accordingly, the Company recognized a gain on the sale of lots to Lake Isle in the amount of $63,335.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


12. ATS Agreements

The Company is in what it believes to be the completion of its negotiations with Advanced Training Systems, Inc. ("ATS") with respect to a license agreement and a joint venture agreement. The joint venture agreement relates to the establishment of Dominion Golf, Inc., a Delaware corporation ("Dominion Golf"), intended to be owned 75% by the Company and 25% by ATS. The Company will operate its golf swing analysis activities through Dominion Golf. Pursuant to the joint venture agreement, the Company will have the right to designate three persons as Directors of Dominion Golf and ATS one person. Mr. Theodore M. Swartwood is to be the President. ATS is not required to make any capital contribution to Dominion Golf. The Company has agreed to contribute $250,000 to its capital, of which $250,000 has been contributed as of December 31, 2003. As part of the joint venture agreement and the license agreement, ATS is to receive an option to purchase 5,000,000 shares of the Company's common stock at $0.05 per share, subject to adjustment for share combinations and splits. The joint venture agreement is expected to provide that certain matters are to require the joint approval of the parties, including, among other matters, charter amendments, issuance, redemption or repurchase of securities, sale of assets for in excess of $10,000, other than inventory in the normal course of business, a merger or consolidation, the acquisition of an interest in another entity, the filing of a petition for liquidation or dissolution or seeking bankruptcy protection, and any action outside the scope of the business of marketing and distributing the golf analysis system. The agreement is to continue until terminated by mutual agreement or one of the parties no longer holds any shares of Dominion Golf. Transfers of shares are to be subject to mutual first refusal rights and other restrictions.

The license agreement is to grant to the Company certain exclusive royalty-free rights to commercialize and market the technology and know-how developed by ATS throughout the United States, excluding the states of California, Maine, New Hampshire and Vermont. In the license agreement, the Company is to agree to use certain services provided by ATS and compensate ATS for those services.

The Company believes it is in the final stages of completing its negotiations with ATS and that it will enter into agreements with ATS substantially on the foregoing terms. While the Company believes otherwise, there can be no assurance that the agreements as executed will contain the foregoing terms or other terms not presently expected.

13.  Subsequent Events (Unaudited) Not Covered By Independent
Auditor's Report

In December 2003, the Company issued and sold an additional Convertible Note for $60,000. Pursuant to the terms of the transaction the Company agreed to reduce the conversion price of all the Convertible Notes to $0.00623 per share resulting in the all the Convertible Notes being convertible into 67,415,730 shares of common stock, subject to the amendment of the Company's Certificate of incorporation to increase its authorized shares and to reduce the par value of its shares. The Company agreed to obtain authorization to increase its authorized number of shares to issue common stock from 25,000,000 to 100,000,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the two fiscal years ended September 30, 2003, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:


NAME                         AGE       PRINCIPAL OCCUPATION                      DIRECTOR SINCE
----                         ---       --------------------                      --------------
Theodore M. Swartwood         35       President and Director                          2003

Joseph R. Bellantoni *        41       Treasurer; Chief Financial Officer; Chief       1995
                                       Executive Officer and Director
Maureen Kosminsky             37       Vice President and Secretary                      --
Paul J. Donahue (+)*          69       Director                                        1995
Thomas Conlin (+)             68       Director                                        1996

------------
       (*) Member of the Executive Committee. The Executive Committee is responsible for oversight with respect to executive decisions. (+) Member of the Audit Committee.

Directors and Executive Officers.

         Mr. Swartwood was elected President and a Director of the Company in March, 2003. Prior to joining the Company in March 2003, Mr. Swartwood was employed by M. H. Meyerson & Co., Jersey City, New Jersey, a securities broker/dealer, as a registered representative and equity trader from February 1999 to March 2003. From April 1998 to February 1999, Mr. Swartwood was employed as a registered representative by The Concord Equity Group.

         Mr. Bellantoni is a Director and Vice President of the Company. Mr. Bellantoni joined the Company as a Director and Treasurer in April, 1995. He devotes approximately 10% of his time to the Company. Mr. Bellantoni also is employed by North Jersey Management Services, Inc., a private company providing accounting and financial record-keeping services.

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

         Under the terms of the convertible notes sold by the Company in the fiscal year ended September 30, 2003, the holders of the notes have the right to designate one person as a nominee for election as a Director of the Company. The holders of the notes have not exercised that right through December 31, 2003.

         Compliance with Section 16(a) of the Exchange Act

         Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 2003, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with in fiscal 2003.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation paid or accrued by the Company during the three years ended September 30, 2003 to its Chief Executive Officer and President. No other executive officer received compensation in excess of $100,000 in any such fiscal year.

                           SUMMARY COMPENSATION TABLE

                                ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                              ----------------------------------------------------------------------
                                                           BONUS/ANNUAL    SECURITIES     LONG-TERM
        NAME AND                                             INCENTIVE     UNDERLYING     INCENTIVE    ALL OTHER
   PRINCIPAL POSITION             YEAR          SALARY         AWARD         OPTIONS       PAYOUTS    COMPENSATION
-----------------------       -------------------------------------------------------------------------------------
Theodore M. Swartwood(1),         2003         $37,500         $-0-            $-0-         $-0-            $-0-
President

Joseph R. Bellantoni,(2)          2003         $55,000         $-0-            $-0-         $-0-            $-0-
Chief Financial Officer           2002         $15,000         $-0-            $-0-         $-0-            $4,800
                                  2001         $15,000         $-0-            $-0-         $-0-            $4,800

----------------
(1) Mr. Swartwood was elected President of the Company in March, 2003.

(2) Mr. Bellantoni resigned as Chief Executive Officer of the Company in March, 2003.

No options were granted or exercised during fiscal 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of December 31, 2003, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock as well as the number of shares of Common Stock beneficially owned by all Directors of the Company and all Directors and officers of the Company as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of the Company's Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options owned by such holder at said date.

Name of Beneficial Owner (1)                     Number of Shares Beneficially     Percentage of Outstanding Common
------------------------                         ------------------------------    --------------------------------
                                                            Owned(2)                             Stock
                                                            -----                                -----
Theodore M. Swartwood                                         -0-                                 -0-
Joseph R. Bellantoni                                          -0-                                 -0-
Paul J. Donahue                                               -0-                                 -0-
Thomas Conlin                                                 -0-                                 -0-
All Officers and Directors as a Group                         -0-                                 -0-
(three persons)
Public Loan Corporation                                    1,922,000                             20.0%
Schuyler Associates                                          750,000                              7.8%
Amos Phillips                                              1,111,111                             11.5%
Venturetek, LP                                               555,555                              5.8%
Kinder Investments                                           555,555                              5.8%


Securities Authorized for Issuance Under Equity Compensation Plans. The Company has one equity compensation plan for its employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. See Note 10 to the Notes to Financial Statements for further information on the material terms of this plan. In July 2003, the Company agreed to issue a seven-year warrant to a consultant to purchase up to 500,000 shares of the Company's common stock at a price of $0.05 per share, subject to adjustment for stock splits and combinations.

Equity Compensation Plan Information. The following table provides information as of September 30, 2003 with respect to the Company's compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and
(ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information

                                          (A)                        (B)                           (C)
PLAN CATEGORY                   NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE EXERCISE    NUMBER OF SECURITIES
                                BE ISSUED UPON EXERCISE      PRICE OF OUTSTANDING         REMAINING AVAILABLE FOR
                                OF OUTSTANDING OPTIONS,      OPTIONS, WARRANTS AND        FUTURE ISSUANCE UNDER EQUITY
                                WARRANTS AND RIGHTS          RIGHTS                       COMPENSATION PLANS
                                                                                          (EXCLUDING SECURITIES
                                                                                          REFLECTED IN COLUMN (A))
Equity compensation plans                    -0-                        N/A                          125,000
approved by security holders

Equity compensation plans                 500,000                       $0.05                          -0-
not approved by security
holders

Total                                     500,000                       $0.05                        125,000


         Changes in Control. During the period April 2003 through December 31, 2003, the Company issued $420,000 principal amount of its convertible notes which are convertible, as amended in December 2003, into an aggregate of 67,415,730 shares of the Company's common stock. Such issuance of shares on conversion of the notes may result, if and when such conversion occurs, in a change of control of the Company. At December 31, 2003, there are insufficient shares authorized to be issued by the Company under the terms of its Certificate of Incorporation, as amended, to enable the full conversion of the notes into shares of common stock and the par value of the Company's shares of common stock exceeds the conversion price of its notes. The Company intends to seek stockholder approval of an amendment to its Certificate of Incorporation to enable the lawful issuance of not less than the full number of the 67,415,730 shares.

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

         10(k) Agreement dated as of July 1, 1999 among Diamond Leasing and Management Corp., Dominion Resources, Inc., and Resort Club, Inc. (4)

         10(l) Agreement dated as of June 15, 1999 between Resort Club, Inc. and Resort Club Inventory Trust (4)


         10(m) Campground and Amenities Trust dated as of June 15, 1999 between Resort Club Inventory Trust and Resort Club, Inc. (4)

         22.    Subsidiaries of the registrant:

         NAME                                       STATE OF INCORPORATION
         ----                                       ----------------------
         Dominion Cellular, Inc.                          New Jersey
         Diamond Leasing and Management Corp.             Delaware
         Diamond World Funding Corp.                      New Jersey
         Dominion Golf, Inc.                              Delaware

         31.1 Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)(5)

         31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-4(a)(5)

         32.1 Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)(5)


         32.2 Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)(5)

 ----------------------------
  *Filed herewith.

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

(4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB/A (Amendment No. 1) for the year ended September 30, 2000.

(5)   Filed or furnished herewith.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

ITEM 14. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including Theodore M. Swartwood, its President, and Joseph Bellantoni, its Vice President, Finance, we have evaluated our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Swartwood and Mr. Bellantoni have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Mr. Swartwood and Mr. Bellantoni, as appropriate to allow timely decisions regarding required disclosure.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following sets forth fees incurred by us during the two fiscal years ended September 30, 2003 for services provided by Liebman, Goldberg & Drogin, L.L.P., the Company's independent public accountant at those year ends.

                                                                  All Other
            Audit Fees        Audit Related Fees      Tax Fees       Fees
            ----------        ------------------      --------       ----
2002         $14,000               $ 4,950             $ 3,750     $ 8,250

2003         $15,500               $ 1,575             $ 3,750     $ 9,750

         The Company's Board of Directors believes that the provision of the services during the two years ended September 30, 2003 is compatible with maintaining the independence of Liebman, Goldberg & Drogin, L.L.P. The Company's Board of Directors has not adopted any pre-approval policies and procedures for engaging an accountant to render audit or non-audit services that are subject to the pre-approval requirement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 DOMINION RESOURCES, INC.


Dated: January 14, 2004                  By:/s/ Theodore M. Swartwood, President
                                            ------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                             TITLE                          DATE
---------                             -----                          ----

/s/ Theodore M. Swartwood      President and Director         January 14, 2004
-------------------------
Theodore M. Swartwood

/s/ Joseph R. Bellantoni       Chief Financial Officer and    January 14, 2004
-------------------------      Director
Joseph R. Bellantoni

/s/ Paul J. Donahue            Director                        January 14, 2004
-------------------------
Paul J. Donahue

/s/ Thomas Conlin              Director                        January 14, 2004
-------------------------
Thomas Conlin