Form 10QSB
period 2003-12-31
DOMINION RESOURCES INC /DE/
filed 2004-02-19
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT
       OF 1934

       For the quarterly period ended December 31, 2003

                                   OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

       For the transition period from                   to

                     Commission file number 0-10176

                        DOMINION RESOURCES, INC.
         (Exact name of registrant as specified in its charter)

             Delaware                                          22-2306487
             --------                                          ----------
  (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                           Identification No.)

   355 Madison Avenue, Morristown, NJ                             07960
   ----------------------------------                             -----
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

                            Yes X             No
                               ---               ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

             Class                               Outstanding at February 1, 2004
             -----                               -------------------------------
Common Stock, $0.01 par value                               9,627,576

DOMINION RESOURCES, INC.  AND SUBSIDIARIES

FORM 10-QSB

QUARTER ENDED December 31, 2003

FINANCIAL INFORMATION

PART I

Item 1.  Financial Statements

The attached unaudited financial statements of Dominion Resources, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

Condensed consolidated balance sheets                                        3-4

Condensed consolidated statements of operations                               5

Condensed consolidated statements of cash flows                              6-7

Notes to condensed consolidated financial statements                         8-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10

Item 3. Controls and Procedures                                              16

PART II
OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer
Purchasers of Equity Securities                                              18

Item 6.  Exhibits and Reports on Form 8-K                                    18

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

                                                December 31,    September 30,
                                                2003            2003
                                                ----            ----
                                                (Unaudited)     (See note below)

Current assets:
Cash and cash equivalents                        $117,751         $ 39,486
Investment in marketable securities                     6                6
Mortgage receivable - Lake Isle Corp.             275,749          339,835
Investment in RiceX, Inc.                          14,171           14,171
Mortgage receivables                              144,853          141,640
          Total current assets                    552,530          535,138

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization of $60,568 at December 31,
  2003 and $59,948 at September 30, 2003           16,290           16,910

Other assets:

 Mortgage receivables                              68,897           67,369
 Security deposit                                      75               75
          Total other assets                       68,972           67,444
          Total assets                           $637,792         $619,492



Note: The balance sheet at September 30, 2003, has been taken from the audited financial statements at that date and condensed.


See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                December 31,      September 30,
                                                2003              2003
                                                ----              ----
                                                (Unaudited) (See note below)

Current Liabilities:
 Debt, current portion                          $    50,000    $    50,000
 Accounts payable and accrued liabilities         1,254,645      1,217,185
          Total current liabilities               1,304,645      1,267,185

Long-term liabilities:
 Debt, net of current maturities                    951,761        769,480
         Total long-term liabilities                951,761        769,480

Commitments and Contingencies:

Stockholders'deficit:
 Common stock, $0.01 par value; authorized
 - 25,000,000 Shares; issued and outstanding
 - 9,627,576 shares at December 31, 2003
   and at September 30, 2003, respectively           96,276         96,276
 Additional paid-in-capital                       7,280,587      7,280,587
 Accumulated deficit                             (7,553,196)    (7,351,755)
 Accumulated Other Comprehensive Loss               (41,368)       (41,368)
 Less: 1,350,646 shares held in treasury
  at December 31, 2003 and September 30, 2003    (1,400,913)    (1,400,913)
          Total stockholders' deficit            (1,618,614)    (1,417,173)
          Total liabilities and
            stockholders' deficit               $   637,792    $   619,492



Note: The balance sheet at September 30, 2003, has been taken from the audited financial statements at that date and condensed.


See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(Unaudited)


                                                2003           2002
                                                ----           ----
Revenues:
 Other revenue                              $         0    $         0
       Total revenues                                 0              0

Expenses:
 Other operations                               102,840            918
 General and administrative expenses             68,432        285,909
 Depreciation and amortization                      620          1,436
       Total expenses                           171,892        288,263

Loss from operations                           (171,892)      (288,263)

Other income (expenses):
 Interest income                                  5,655          4,315
 Interest expense                               (35,204)       (11,359)
 Gain on exchange - Fort Lee Condominiums             0        162,672
 Loss on exchange - Selma office building             0        (23,618)
        Total other income (expenses)           (29,549)       132,010

Loss before provision for income taxes         (201,441)      (156,253)
  Provision for income taxes                          0              0
Net loss                                    $  (201,441)   $  (156,253)

Net loss per common share                   $     (0.02)   $     (0.02)

Weighted average number of shares used in
  computing net (loss) per share              9,627,576      9,301,489


See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 30, 2003 AND 2002
(Unaudited)


                                                         2003         2002
                                                         ----         ----
Cash flows from operating activities:
  Net loss                                            $(201,441)   $(156,253)
Adjustments to reconcile net
  loss to net cash provided by (used
  in) operating activities:
  Depreciation and amortization                             620        1,436
  Loss on exchange - Selma office building                    0       23,618
  Gain on exchange - Fort Lee condominiums                    0     (162,672)
  Issuance of common stock for consulting services            0      191,250
Changes in assets and liabilities:
  Other receivables                                           0         (106)
  Receivable - Internal Revenue Service                       0      495,470
  Accounts payable and accrued expenses                  37,460      (29,525)
Net cash provided by (used in)
     operating activities                              (163,361)     363,218

Cash flows from investing activities:
  Mortgage receivables                                   (4,741)      (4,316)
  Lake Isle mortgage                                     64,086            0
Net cash provided by (used in) investing activities      59,345       (4,316)

Cash flows from financing activities:
  Additional borrowings                                 182,281            0
  Repayment of debt                                           0     (342,380)
Net cash provided by (used in) financing activities     182,281     (342,380)

Increase in cash and cash equivalents                    78,265       16,522
Cash and cash equivalents balance, beginning
  of period                                              39,486        2,444
Cash and cash equivalents balance, end of period      $ 117,751    $  18,966


See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(Unaudited)


                                                        2003           2002
                                                        ----           ----

Exchange of Selma, Alabama building for
 Repayment of debt:

Repayment of debt                                    $       0     $    73,476
Loss on exchange                                             0          23,618
Assignment of building, net book value                       0         (97,094)

Exchange of Fort Lee Condominiums
 for repayment of debt:

Repayment of debt                                            0         250,000
Assumption of accrued real estate taxes                      0          25,000
Assumption of accrued condominium fees                       0          25,000
Assignment of condominiums, net book value                   0        (137,328)
Gain on exchange                                             0        (162,672)

Issuance of Common Stock for
 Consulting Fees:

Consulting expense                                           0         191,250
Issuance of common stock - par value                         0          (3,750)
Issuance of common stock - add. Paid in cap                  0        (187,500)

Total Non-Cash Operating, Investing
  and Financing Activities                           $       0     $         0


See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2003 and September 30, 2003, the results of operations for the three months ended December 31, 2003 and 2002, and cash flows for the three months ended December 31, 2003 and 2002. Operating results for the three months ended December 31, 2003, are not necessarily indicative of the results, which may be expected for the year ending September 30, 2004. These statements should be read in conjunction with Form 10-KSB for fiscal 2003 which is on file with the Securities and Exchange Commission.

Note 2 - Going Concern:

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. For the year ended September 30, 2003 the Company incurred a net loss of $683,370, which included a non-recurring gain on the sale of the Company's Fort Lee condominiums of $162,672 and the sale of the Company's Stonehill condominium lots of $63,335 offset by a loss on the exchange of the Company's Selma, Alabama building in the amount of $23,618 and issuance of common stock for consulting fees in the amount of $191,250. For the three months ended December 31, 2003 the Company incurred a net loss of $201,441. In addition, the Company used net cash from operating activities of $187,425 for the year ended September 30, 2003 and used net cash of $163,361 for the three months ended December 31, 2003. As of December 31, 2003, the Company's current liabilities exceeded its current assets by $752,115 and it had no material revenues.

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

NOTE 3 - RECLASSIFICATION:

Certain fiscal 2003 items have been reclassified to conform with the fiscal 2004 presentation.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(Unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS:

Since January 1, 2003 the Company has not been a party to any material transactions with any officers, directors or holders of more than 5% of the outstanding common stock of the Company.

Note 5 - Debt:

In December 2003, the Company issued and sold an additional Convertible Promissory Note for $60,000. Pursuant to the terms of the transaction the Company agreed to reduce the conversion price to $0.00623 per share resulting in the all the Convertible Promissory Notes being convertible into 67,415,730 shares of common stock, subject to stockholder approval of an amendment to the Company's Certificate of Incorporation to increase the shares authorized and reduce the par value. In addition, the Company agreed to seek to obtain stockholder authorization to increase its authorized number of shares of common stock from 25,000,000 to 100,000,000.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto included in Item I of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003.

A. Liquidity and Capital Resources

During the first three months of fiscal 2004, the Company had a net loss of $201,441. Included in the net loss is depreciation and amortization of $620.

Also during the three months of the fiscal 2004, changes in assets and liabilities included an increase in cash resulting from changes in accounts payable and accrued liabilities of $37,460. After reflecting the net changes in assets and liabilities, net cash used by operations was approximately $163,360.

During the first three months of fiscal 2004, investing activities provided net cash of approximately $59,350 primarily as a result of payments received from Lake Isle.

During the first three months of fiscal 2004, financing activities provided net cash of approximately $182,280 from the additional debt.

Accordingly, during the first three months of fiscal 2004, the Company's cash increased by $78,265.

In December 2003, the Company issued and sold an additional Convertible Promissory Note for $60,000 (see Note 5). The proceeds were used for further development and marketing of the Company's golf swing analysis system.

The Company estimates that it will require an additional $1,500,000 during the fiscal year ended September 30, 2004 to fund its intended level of operations. Further, in the event the Company engages in any further material transactions during the fiscal year ended September 30, 2004, it can be expected that it will require additional funds. At February 2004, the Company had made no arrangements to obtain these funds and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives.

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

The Company's initial efforts in seeking to re-direct its activities are expected to involve either developing or finding a joint venture partner to market and sell a video capture system in relation to the golf swing for analysis purposes. The Company refers to this product as the Swing Station System and commenced these development activities in mid-2003. The system will be customer activated and will enable the customer to automatically save and upload their golf swing to the Internet via a central server and the video will be available for analysis anywhere a person has access to a computer connected to the Internet. There can be no assurance that the Company will be able to develop a video capture system that accomplishes the aforementioned tasks or that any such activities will produce material revenues or result in profitable operations for the Company.

         The Company is in what it believes to be the completion of its negotiations with Advanced Training Systems, Inc. ("ATS") with respect to a license agreement and a joint venture agreement. The joint venture agreement relates to the establishment of Dominion Golf, Inc., a Delaware corporation ("Dominion Golf"), intended to be owned 75% by the Company and 25% by ATS. The Company will operate its golf swing analysis activities through Dominion Golf. Pursuant to the joint venture agreement, the Company will have the right to designate three persons as Directors of Dominion Golf and ATS one person. Mr. Theodore M. Swartwood is to be the President. ATS is not required to make any capital contribution to Dominion Golf. The Company has agreed to contribute $250,000 to its capital, of which $187,500 has been contributed as of December 31, 2003. As part of the joint venture agreement and the license agreement, ATS is to receive an option to purchase 5,000,000 shares of the Company's common stock at $0.05 per share, subject to adjustment for share combinations and splits. The joint venture agreement is expected to provide that certain matters are to require the joint approval of the parties, including, among other matters, charter amendments, issuance, redemption or repurchase of securities, sale of assets for in excess of $10,000, other than inventory in the normal course of business, a merger or consolidation, the acquisition of an interest in another entity, the filing of a petition for liquidation or dissolution or seeking bankruptcy protection, and any action outside the scope of the business of marketing and distributing the golf analysis system. The agreement is to continue until terminated by mutual agreement or one of the parties no longer holds any shares of Dominion Golf. Transfers of shares are to be subject to mutual first refusal rights and other restrictions. Negotiations between the parties have been protracted which could possibly result in the failure of the parties to enter into definitive agreements. These negotiations are ongoing at February 18, 2004. There can be no assurance that these agreements will be executed or that the final terms will be as expected by the Company. Failure to enter into such agreements could in all likelihood make difficult if not impossible the Company's ability to pursue its marketing of the Swing Station.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


B. Results of Operations

Continuing Operations:

Three months ended December 31, 2003 compared with three months ended December 31, 2002.

Other operations expenses were $102,840 in the first three months of 2004 compared with $918 in the first three months of fiscal 2003, for an increase of $101,922. The increase was primarily the result of the Company's development efforts in connection with the development of its golf swing analysis system.

General and administrative expenses were $68,432 in the first three months of fiscal 2004 compared with $285,909 in the first three months of fiscal 2003, for a decrease of $217,477 or 76% primarily as a result of decreased professional fees primarily related to consulting fees paid in fiscal 2003 by issuance of 375,000 shares of the Company's common stock with a fair market value of $191,250.

Depreciation and amortization was $620 in the first three months of fiscal 2004 compared to $1,436 in the first three months of fiscal 2003. The decrease is primarily the result of the sale of the Company's Selma, Alabama office building in December 2002.

Interest income was $5,655 in the first three months of fiscal 2004, compared with $4,315 in the first three months of fiscal 2003.

Interest expense was $35,204 in the first three months of fiscal 2004, compared with $11,359 in the first three months of fiscal 2003. The increase of $23,845 was the result of increased debt primarily related to the issuance of the Company's convertible notes, which bear interest at 25%.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding the Company's plans and objectives relating to its products and services, its future economic performance, the Company's future operations, including plans or objectives relating to its intentions to successfully develop and market the Swing Station, to enter into definitive agreements with ATS enabling it to develop and market the Swing Station, to acquire interests and enter into acquisition and other agreements to acquire or invest in and develop other business interests, regarding raising additional capital and the adequacy of that capital to fund the Company's proposed business plans and objectives, and the ability of the Company's management to complete negotiations for the acquisition of targeted business activities, and the terms on which those acquisitions or transactions can be completed. Such statements also include statements relating to the ability of the Company to provide the funds to enable those businesses to adequately develop and pursue their business plans and to the liquidity of the market for the Company's securities and the ability of investors to sell their securities purchased. Forward-looking statements made in this Report include the assumptions made by management as to the future growth and business direction of the Company. If the Company's assumptions are incorrect, the Company may be unsuccessful in developing as a viable business enterprise. The Company's ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured. Under such circumstance, an investor's entire investment will be in jeopardy and may be lost. The Company's business plan has evolved over time and the Company expects that its plans will evolve further in the future. These changes create additional risks and uncertainties to the investor. The Company's inability to meet its plans and objectives or the consequences to it from adverse developments in general economic or capital market conditions and its inability to raise additional capital could have a material adverse effect on it. The Company cautions investors that various risk factors accompanying those forward-looking statements are described, among other places, under the caption "Risk Factors" herein. They are also described in the Company's Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, and its Current Reports on Form 8-K and amendments of those filings. These risk factors could cause the Company's operating results, financial condition and ability to fulfill its plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect its financial condition and its ability to pursue its business strategy and plans.

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

No Current Revenues. The Company has no current source of revenue. The Company has no significant assets or financial resources. Prior to commencement of the Company's current Swing Station System development activities in mid-2003, all material operations were discontinued in September, 1999. The Company had revenues of $0.00 in fiscal 2003 and a loss of $683,370. It had revenues of $0.00 during the quarter ended December 31, 2003 and had a net loss of $201,411 during that quarter. The Company's future is currently dependent upon its ability to successfully complete the development and market its Swing Station System for golfers or to engage in other revenue producing activities. There is a risk that the Company will be unable to continue as a going concern. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, until such time as it can develop material revenues from its Swing Station System. This can be expected to result in the Company incurring net operating losses for the foreseeable future. There can be no assurance that the Company can successfully market its Swing Station System and develop material revenues.

Material Dilution. During the period April 2003 through December 31, 2003, the Company issued $420,000 principal amount of its convertible notes. The notes bear interest at 25% per annum, provided, however, such interest is waived and cancelled at such time as the stockholders approve and the Company files an amendment to its Certificate of Incorporation increasing its authorized shares to not less than 100.0 million. The notes are due and payable on April 30, 2005. The notes are convertible at a conversion price, reduced in December 2003, at a per share price of $0.00623 per share, subject also to the amendment of the Company's Certificate of Incorporation. As a consequence, up to 67,415,730 shares of the Company's common stock may be issued on conversion of the notes which will result in material dilution to the Company's existing stockholders. If all the notes are converted, the holders of the 9,627,576 shares of common stock that are presently outstanding would hold approximately 12.5% of the 77,043,306 shares then outstanding.

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

         The Company believes that it is in the final stages of completing its negotiations intended to lead to the execution of agreements with ATS regarding the use by the Company of certain rights of ATS relating to the golf swing system. Negotiations between the parties have been protracted which could possibly result in the failure of the parties to enter into definitive agreements. These negotiations are ongoing at February 18, 2004. There can be no assurance that these agreements will be executed or that the final terms will be as expected by the Company. Failure to enter into such agreements could in all likelihood make difficult if not impossible the Company's ability to pursue its marketing of the "Swing Station."

Possible Need for Additional Capital. The Company had cash of $117,751 and liabilities of $2,256,406 including current liabilities of $1,304,645 as of December 31, 2003. During the period April 2003 through December 31, 2003, the Company raised $420,000 of additional capital through the sale of its convertible notes. The Company intends to use these funds primarily for the development, manufacture and marketing of its Swing Station System. The Company may require additional financing in order to fund the production, manufacture and marketing of its Swing Station System, as well as possibly to repay existing outstanding indebtedness. This financing may consist of the issuance of debt or additional equity securities. These funds might not be available, if needed, or might not be available on terms acceptable to the Company and may result in material dilution to existing investors. The Company remains liable, as of December 31, 2003, as guarantor on approximately $263,280 of secured debt of its former subsidiary, Resort Club, which the Company sold in fiscal 2000. These liabilities are currently being paid out of Resort Club membership receivables. To the extent these liabilities are not paid by Resort Club, the Company will remain liable for the balance.

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

Outstanding Obligations. Outstanding obligations of the Company include accrued income taxes owing to the State of Alabama in the amount of $921,214 owing by a subsidiary of the Company for unpaid taxes for the period ended September 30, 1996, including interest and penalties, which remain unpaid at December 31, 2003. In addition, the Company has a tentative agreement with Debra Tierney, its former President, relating to the resolution of a dispute arising out of the re-purchase of her shares of stock of the Company owned by her and her family. This obligation is shown on the Company's balance sheet at December 31, 2003. Under the terms of the tentative agreement, the Company will make a cash payment in the amount of $183,094, assign to her a mortgage receivable in the amount of $100,000, and convey title to five (5) condominium units formerly owned by the Company and which were conveyed by the Company to Berkowitz Wolfman. Berkowitz Wolfman has agreed with the Company to convey these units to Ms. Tierney, subject to certain conditions and provided, however, the value of the units will be added to the Company's indebtedness owing to Berkowitz Wolfman. Through December 31, 2003, the Company has paid Ms. Tierney $105,000 on account of this agreement. The Company expects to sign a definitive agreement reflecting the foregoing tentative agreement. The Company intends to seek to resolve the liability of its subsidiary to the State of Alabama, however, there can be no assurance that it will be successful in those efforts. There can be no assurance that the Company will complete its transaction with Ms. Tierney on the expected terms or that the tax claim of the State of Alabama can be resolved.

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

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer
Purchasers of Equity Securities

              Securities Sold Without Registration During the Quarter Ended December 31, 2003. During the quarter ended December 31, 2003, the Company sold the following securities without registration under the Securities Act of 1933, as amended, (the "Securities Act"):

              1. During December 31, 2003, the Company sold its convertible notes in the aggregate principal amount of $60,000 to one person. Such person represented to the Company that it was an accredited investor, as defined under the Securities Act, and that it was purchasing the securities for its own account, for investment and not as a nominee or with a view to distribution or resale. The notes are convertible into an aggregate of 9,630,818 shares of common stock, subject to amendment of the Company's Certificate of Incorporation to increase the Company's authorized shares and to reduce the par value of the shares. The notes were issued pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof and Regulation D thereunder. The notes bear a legend setting forth the restrictions on transfer under the Securities Act and the shares issuable on conversion will bear a legend setting forth the restrictions on transfer and stop transfer instructions will be placed against the further transfer of the shares.

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


         (b)  Reports on Form 8-K

              The Registrant did not file any current reports on Form 8-K during the quarter ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DOMINION RESOURCES, INC.


Dated:  February 18, 2004              By: /s/ Theodore M. Swartwood
                                           -------------------------
                                           Theodore M. Swartwood
                                           President and Chief Executive Officer




Dated:  February 18, 2004              By: /s/ Joseph R. Bellantoni
                                           -------------------------
                                           Joseph R. Bellantoni
                                           Vice President and Chief Financial
                                           Officer