Form 10KSB/A
period 2003-09-30
DOMINION RESOURCES INC /DE/
filed 2004-05-17
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No.1

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

         Code of Ethics

         The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial and accounting officer. A copy of the Company's Code of Ethics has been filed as an exhibit to this annual report.

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

     10(l) Agreement dated as of June 15, 1999 between Resort Club, Inc. and
           Resort Club Inventory Trust (4)
     10(m) Campground and Amenities Trust dated as of June 15, 1999 between
           Resort Club Inventory Trust and Resort Club, Inc. (4)
     14    Code of Ethics (6)

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

----------------------------
*Filed herewith.
(1) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 2-66471) of the Registrant and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's annual report on Form 10-KSB for the year ended September 30, 1992 and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended September 30, 1989 and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB/A (Amendment No. 1) for the year ended September 30, 2000.
(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003
(6)  Filed herewith.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DOMINION RESOURCES, INC.

Dated: May 13, 2004                 By: /s/ Theodore M. Swartwood, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                    TITLE                           DATE

/s/ Theodore M. Swartwood    President and Director          May 13, 2004
Theodore M. Swartwood

/s/ Joseph R. Bellantoni     Chief Financial Officer and     May 13, 2004
Joseph R. Bellantoni         Director

/s/ Paul J. Donahue          Director                        May 13, 2004
Paul J. Donahue

/s/ Thomas Conlin            Director                        May 13, 2004
Thomas Conlin