Form 10QSB
period 2004-03-31
DOMINION RESOURCES INC /DE/
filed 2004-05-24
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from     to

                         Commission file number 0-10176

                            DOMINION RESOURCES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                               22-2306487
          ------------------------------                 --------------
         (State or other jurisdiction of                 (IRS Employer
          incorporation or organization)               Identification No.)

       355 Madison Avenue, Morristown, NJ                    07960
       ----------------------------------                    -----
     (Address of principal executive offices)              (Zip Code)

                                 (973) 538-4177
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                    Yes X       No
                                       ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

              Class                             Outstanding at May 14, 2004
              -----                             ---------------------------
  Common Stock, $0.01 par value                        9,627,576

DOMINION RESOURCES, INC.  AND SUBSIDIARIES

FORM 10-QSB

QUARTER ENDED March 31, 2004

FINANCIAL INFORMATION

PART I

Item 1.  Financial Statements

The attached unaudited financial statements of Dominion Resources, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

Condensed consolidated balance sheets                         3-4

Condensed consolidated statements of operations               5-6

Condensed consolidated statements of cash flows               7-8

Notes to condensed consolidated financial statements          9-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                 11

Item 3. Controls and Procedures                               18

PART II
OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer
Purchasers of Equity Securities                               19

Item 6.  Exhibits and Reports on Form 8-K                     19

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

                                                  March 31,       September 30,
                                                    2004              2003
                                                 (Unaudited)   (See note below)

Current assets:
Cash and cash equivalents                          $  9,129       $ 39,486
Investment in marketable securities                       6              6
Mortgage receivable - Lake Isle Corp.               258,143        339,835
Investment in RiceX, Inc.                             7,330         14,171
Prepaid expenses and other assets                    15,594              0
Mortgage receivables                                      0        141,640
          Total current assets                      290,202        535,138

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization of $61,189 at March 31,
  2004 and $59,948 at September 30, 2003             15,670         16,910

Other assets:

 Mortgage receivables                                70,443         67,369
 Security deposit                                        75             75
          Total other assets                         70,518         67,444
          Total assets                             $376,390       $619,492


Note: The balance sheet at September 30, 2003, has been taken from the audited financial statements at that date and condensed.


See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                               March 31,    September 30,
                                                                                 2004           2003
                                                                             (Unaudited)  (See note below)

Current Liabilities:
 Debt, current portion                                                       $    50,000    $    50,000
 Accounts payable and accrued liabilities                                      1,021,970      1,217,185
          Total current liabilities                                            1,071,970      1,267,185

Long-term liabilities:
 Debt, net of current maturities                                               1,146,809        769,480
          Total long-term liabilities                                          1,146,809        769,480

Commitments and Contingencies:

Stockholders'deficit:
 Common stock, $0.01 par value; authorized - 25,000,000
   Shares; issued and outstanding - 9,627,576 shares at March 31, 2004
    and at September 30, 2003, respectively                                       96,276         96,276
 Additional paid-in-capital                                                    7,280,587      7,280,587
 Accumulated deficit                                                          (7,770,130)    (7,351,755)
 Accumulated Other Comprehensive Loss                                            (48,209)       (41,368)
 Less: 1,350,646 shares held in treasury
  at March 31, 2004 and September 30, 2003                                    (1,400,913)    (1,400,913)
          Total stockholders' deficit                                         (1,842,389)    (1,417,173)
          Total liabilities and
            stockholders' deficit                                            $   376,390    $   619,492


Note: The balance sheet at September 30, 2003, has been taken from the audited financial statements at that date and condensed.


See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED March 31, 2004 AND 2003
(Unaudited)


                                                2004            2003
Revenues:

 Other revenue                              $         0    $         0
       Total revenues                                 0              0

Expenses:
 Other operations                               171,921          1,507
 General and administrative expenses            174,580        435,421
 Depreciation and amortization                    1,241          2,132
       Total expenses                           347,742        439,060

Loss from operations                           (347,742)      (439,060)

Other income (expenses):
 Interest income                                  9,301          8,633
 Interest expense                               (79,934)       (19,754)
 Gain on exchange - Fort Lee Condominiums             0        162,672
 Loss on exchange - Selma office building             0        (23,618)
       Total other income (expenses)            (70,633)       127,933

Loss before provision for income taxes         (418,375)      (311,127)
  Provision for income taxes                          0              0
Net loss                                       (418,375)      (311,127)

Net loss per common share                   $     (0.04)   $     (0.03)

Weighted average number of shares used in
  computing net (loss) per share              9,627,576      9,462,741


See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED March 31, 2004 AND 2003
(Unaudited)



                                                2004            2003

Revenues:
 Other revenue                              $         0    $         0
       Total revenues                                 0              0

Expenses:
 Other operations                                69,081            589
 General and administrative expenses            106,148        149,512
 Depreciation and amortization                      621            696
       Total expenses                           175,850        150,797

Loss from operations                           (175,850)      (150,797)

Other income (expenses):
 Interest income                                  3,646          4,318
 Interest expense                               (44,730)        (8,395)

       Total other income (expenses)            (41,084)        (4,077)

Loss before provision for income taxes         (216,934)      (154,874)
  Provision for income taxes                          0              0
Net loss                                       (216,934)      (154,874)

Net loss per common share                   $     (0.02)   $     (0.02)

Weighted average number of shares used in
  computing net (loss) per share              9,627,576      9,627,576


See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 30, 2004 AND 2003
(Unaudited)


                                                         2004           2003
Cash flows from operating activities:
  Net loss                                            $(418,375)   $(311,127)
Adjustments to reconcile net
  loss to net cash provided by (used
  in) operating activities:
  Depreciation and amortization                           1,241        2,132
  Loss on exchange - Selma office building                    0       23,618
  Gain on exchange - Fort Lee condominiums                    0     (162,672)
  Issuance of common stock for consulting services            0      191,250
Changes in assets and liabilities:
  Other receivables                                           0         (106)
  Receivable - Internal Revenue Service                       0      495,470
  Prepaid expenses and other assets                     (15,594)        (525)
  Accounts payable and accrued expenses                 (50,363)      76,606
 Net cash provided by (used in)
     operating activities                              (483,091)     314,646

Cash flows from investing activities:

  Mortgage receivables                                   (6,287)      (8,634)
  Lake Isle mortgage                                     81,692            0
Net cash provided by (used in) investing activities      75,405       (8,634)

Cash flows from financing activities:
  Additional borrowings                                 377,329            0
  Repayment of debt                                           0     (306,236)
Net cash provided by (used in) financing activities     377,329     (306,236)

Decrease in cash and cash equivalents                   (30,357)        (224)
Cash and cash equivalents balance, beginning
  of period                                              39,486        2,444
Cash and cash equivalents balance, end of period      $   9,129    $   2,220



See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
SIX MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)


                                                           2004        2003
Exchange of Selma, Alabama building for
 Repayment of debt:

Repayment of debt                                      $       0    $  73,476
Loss on exchange                                               0       23,618
Assignment of building, net book value                         0      (97,094)

Exchange of Fort Lee Condominiums for
 repayment of debt:

Repayment of debt                                              0      250,000
Assumption of accrued real estate taxes                        0       25,000
Assumption of accrued condominium fees                         0       25,000
Assignment of condominiums, net book value                     0     (137,328)
Gain on exchange                                               0     (162,672)

Issuance of Common Stock for
 Consulting Fees:

Consulting expense                                             0      191,250
Issuance of common stock - par value                           0       (3,750)
Issuance of common stock - add. Paid in cap.                   0     (187,500)

Assignment of Mortgage Receivable for partial
 Settlement of debt:

Reduction in accrued liabilities                         144,853            0
Assignment of mortgage receivable                       (144,853)           0


Total Non-Cash Operating, Investing
  and Financing Activities                             $       0    $       0



See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and September 30, 2003, the results of operations for the six and three months ended March 31, 2004 and 2003, and cash flows for the six months ended March 31, 2004 and 2003. Operating results for the six and three months ended March 31, 2004, are not necessarily indicative of the results, which may be expected for the year ending September 30, 2004. These statements should be read in conjunction with Form 10-KSB for fiscal 2003 which is on file with the Securities and Exchange Commission.

Note 2 - Going Concern:

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. For the year ended September 30, 2003 the Company incurred a net loss of $683,370, which included a non-recurring gain on the sale of the Company's Fort Lee condominiums of $162,672 and the sale of the Company's Stonehill condominium lots of $63,335 offset by a loss on the exchange of the Company's Selma, Alabama building in the amount of $23,618 and issuance of common stock for consulting fees in the amount of $191,250. For the six months ended March 31, 2004 the Company incurred a net loss of $418,375. In addition, the Company used net cash from operating activities of $187,425 for the year ended September 30, 2003 and used net cash of $483,091 for the six months ended March 31, 2004. As of March 31, 2004, the Company's current liabilities exceeded its current assets by $781,768 and it had no material revenues.

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS:

Since January 1, 2003 the Company has not been a party to any material transactions with any officers, directors or holders of more than 5% of the outstanding common stock of the Company.

Note 5 - Debt:

During the first quarter of fiscal 2004, the Company issued and sold additional Convertible Promissory Notes for $60,000. Pursuant to the terms of the transaction the Company agreed to reduce the conversion price to $0.00623 per share resulting in the all the Convertible Promissory Notes being convertible into 67,415,730 shares of common stock, subject to stockholder approval of an amendment to the Company's Certificate of Incorporation to increase the shares authorized and reduce the par value. In addition, the Company agreed to seek to obtain stockholder authorization to increase its authorized number of shares of common stock from 25,000,000 to 100,000,000.

During the second quarter of fiscal 2004, the Company sold its convertible notes in the aggregate principal amount of $90,000. The notes are convertible at $0.01 into an aggregate of 9,000,000 shares of common stock, suspect to stockholder approval of an amendment to the Company's Certificate of Incorporation to increase the shares authorized and reduce to par value.

Note 6 - RiceX Stock:

As of March 31, 2004, the Company continues to hold 48,866 shares of common stock of RiceX. Based on the market value of the RiceX common stock at March 31, 2004, the Company adjusted the carrying value of its stock in its financial statements to reflect a valuation allowance of $6,841. This arises because the market value of the RiceX common stock at March 31, 2004 was less than the carrying value of the stock.

Note 7 - Tierney Settlement:

The Company was in dispute with Debra Tierney ("Tierney"), the Company's former President with respect to the purchase price paid by the Company to Tierney and her family for their shares of the Company's Common Stock and for the payment of consulting services provided by Tierney. On or about February 16, 1996, Tierney and the Company confirmed that, the Company would repurchase all of the Company's shares of Common Stock owned by the Tierneys. Pursuant to the terms of the agreement, the Company purchased 943,411 shares of the Company's Common Stock from the Tierneys at a purchase price equal to $500,000 in cash and 182,500 shares of PriCellular Common Stock. During the second quarter of fiscal 2004, the Company finalized a settlement agreement with Tierney. Pursuant to the terms of the settlement agreement, the Company made a cash payment of $78,094, which was net of $105,000 previously paid, assigned a mortgage receivable with a carrying value of $144,853, and conveyed title to five condominiums. The condominiums were purchased from Berkowitz Wolfman for $44,375.

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

A.   Liquidity and Capital Resources

During the first six months of fiscal 2004, the Company had a net loss of $418,375. Included in the net loss is depreciation and amortization of $1,241.

Also during the six months of the fiscal 2004, changes in assets and liabilities included a decrease in cash resulting from changes in accounts payable and accrued liabilities of $50,363 and changes in prepaid expenses and other assets of $15,594. After reflecting the net changes in assets and liabilities, net cash used by operations was approximately $483,100.

During the first six months of fiscal 2004, investing activities provided net cash of approximately $75,400 primarily as a result of payments received from Lake Isle relating to the purchase of condominium lots located in Vernon, New Jersey.

During the first six months of fiscal 2004, financing activities provided net cash of approximately $377,300 from the additional debt securities issued.

Accordingly, during the first six months of fiscal 2004, the Company's cash decreased by $30,357.

In December 2003 through March 31, 2004, the Company issued and sold additional Convertible Promissory Notes for $150,000 (see Note 5). The proceeds were used for further development and marketing of the Company's golf swing analysis system.

The Company estimates that it will require an additional $1,500,000 during the fiscal year ended September 30, 2004 to fund its intended level of operations. Further, in the event the Company engages in any further material transactions during the fiscal year ended September 30, 2004, it can be expected that it will require additional funds. At May 2004, the Company had made no arrangements to obtain these funds and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives.

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

         The Company has been engaged in negotiations with Advanced Training Systems, Inc. ("ATS") with respect to a license agreement and a joint venture agreement. The joint venture agreement related to the establishment of Dominion Golf, Inc., a Delaware corporation ("Dominion Golf"), intended to be owned 75% by the Company and 25% by ATS. The Company intended to operate its golf swing analysis activities through Dominion Golf. Negotiations between the parties have been protracted and differences between the parties have arisen in attempting to conclude these negotiations and negotiations relating to pursuing the joint venture agreement are not proceeding. Management of the Company is unable to state whether substantive negotiations will be resumed, whether any agreement can be reached between the parties or the terms of any agreement that may be reached. Each of the parties has threatened to institute litigation against the other. Management is pursuing its intentions to develop the swing station product using other available technology and technology the Company may develop.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


B.   Results of Operations

Continuing Operations:

Six months ended March 31, 2004 compared with six months ended March 31, 2003.

Other operations expenses were $171,921 in the six months ended March 31, 2004 compared with $1,507 in the six months ended March 31, 2003, for an increase of $170,414. The increase was primarily the result of the Company's development efforts in connection with the development of its golf swing analysis system.

General and administrative expenses were $174,580 during the six months ended March 31, 2004 compared with $435,421 during the six months ended March 31, 2004, for a decrease of $260,841 or 59.91% primarily as a result of decreased professional fees primarily related to consulting fees paid in fiscal 2003 by issuance of 375,000 shares of the Company's common stock with a fair market value of $191,250 and a real estate tax expense adjustment in the amount of approximately $67,000 relating to the Company's former condominium units in Fort Lee, New Jersey.

Depreciation and amortization was $1,241 in the first six months of fiscal 2004 compared to $2,132 in the first six months of fiscal 2003. The decrease is primarily the result of the sale of the Company's Selma, Alabama office building in December 2002.

Interest income was $9,301 in the first six months of fiscal 2004, compared with $8,633 in the first six months of fiscal 2003. The increase was the result of interest earned on the Company's mortgage receivable with Lake Isle Corp. offset by a decrease in interest income as a result of the Company assigning its mortgage receivable with a carrying value of $144,853 for settlement of debt.

Interest expense was $79,934 in the first six months of fiscal 2004, compared with $19,754 in the first six months of fiscal 2003. The increase of $60,180 was the result of increased debt primarily related to the issuance of the Company's convertible notes, which bear interest at 25%.

In October 2002, the Company assigned Berkowitz Wolfman its right, title and interest to the Company's Fort Lee condominiums as a repayment of debt in the amount of $250,000, which is based on the Company's determination of fair market value of $300,000 less unpaid real estate taxes and condominium fees of approximately $50,000. The Company's book value of the condominiums was $137,328. Accordingly, the Company recorded a gain on the transaction during the six months ended March 31, 2003 of $162,672.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

B.  Results of Operations (continued)

Continuing Operations (continued):

In December 2002, the Company negotiated the conveyance of its office building in Selma, Alabama to the American Bank of Geneva in consideration for a discharge of mortgage and related indebtedness in the amount of $73,476. The Company's book value of the building was $97,094. Accordingly, the Company recorded a loss on the transaction in the amount of $23,618 during the six months ended March 31, 2003. The Company was released from all liability to the bank.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding the Company's plans and objectives relating to its products and services, its future economic performance, the Company's future operations, including plans or objectives relating to its intentions to successfully develop and market the Swing Station, the future of any negotiations that may be held with ATS regarding the any golfing products, to acquire interests and enter into acquisition and other agreements to acquire or invest in and develop other business interests, regarding raising additional capital and the adequacy of that capital to fund the Company's proposed business plans and objectives, and the ability of the Company's management to complete negotiations for the acquisition of targeted business activities, and the terms on which those acquisitions or transactions can be completed. Such statements also include statements relating to the ability of the Company to provide the funds to enable those businesses to adequately develop and pursue their business plans and to the liquidity of the market for the Company's securities and the ability of investors to sell their securities purchased. Forward-looking statements made in this Report include the assumptions made by management as to the future growth and business direction of the Company. If the Company's assumptions are incorrect, the Company may be unsuccessful in developing as a viable business enterprise. The Company's ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured. Under such circumstance, an investor's entire investment will be in jeopardy and may be lost. The Company's business plan has evolved over time and the Company expects that its plans will evolve further in the future. These changes create additional risks and uncertainties to the investor. The Company's inability to meet its plans and objectives or the consequences to it from adverse developments in general economic or capital market conditions and its inability to raise additional capital could have a material adverse effect on it. The Company cautions investors that various risk factors accompanying those forward-looking statements are described, among other places, under the caption "Risk Factors" herein. They are also described in the Company's Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, and its Current Reports on Form 8-K and amendments of those filings. These risk factors could cause the Company's operating results, financial condition and ability to fulfill its plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect its financial condition and its ability to pursue its business strategy and plans.

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

No Current Revenues. The Company has no current source of revenue. The Company has no significant assets or financial resources. Prior to commencement of the Company's current Swing Station System development activities in mid-2003, all material operations were discontinued in September, 1999. The Company had revenues of $0.00 in fiscal 2003 and a loss of $683,370. It had revenues of $0.00 during the six months ended March 31, 2004 and had a net loss of $418,375 during that period. The Company's future is currently dependent upon its ability to successfully complete the development and market its Swing Station System for golfers or to engage in other revenue producing activities. There is a risk that the Company will be unable to continue as a going concern. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, until such time as it can develop material revenues from its Swing Station System. This can be expected to result in the Company incurring net operating losses for the foreseeable future. There can be no assurance that the Company can successfully market its Swing Station System and develop material revenues.

Material Dilution. During the period April 2003 through March 31, 2004, the Company issued $510,000 principal amount of its convertible notes. The notes bear interest at 25% per annum, provided, however, such interest is waived and cancelled at such time as the stockholders approve and the Company files an amendment to its Certificate of Incorporation increasing its authorized shares to not less than 100.0 million. The notes are due and payable on April 30, 2005. Of the notes, $420,000 principal amount is convertible at a conversion price, reduced in December 2003, of $0.00623 per share and $90,000 principal amount is convertible at a conversion price of $0.01 per share, subject also to the amendment of the Company's Certificate of Incorporation. As a consequence, up to 76,415,730 shares of the Company's common stock may be issued on conversion of the notes, which will result in material dilution to the Company's existing stockholders.

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

         The Company has been engaged in negotiations with Advanced Training Systems, Inc. ("ATS") with respect to a license agreement and a joint venture agreement. The joint venture agreement related to the establishment of Dominion Golf, Inc., a Delaware corporation ("Dominion Golf"), intended to be owned 75% by the Company and 25% by ATS. The Company intended to operate its golf swing analysis activities through Dominion Golf. Negotiations between the parties have been protracted and differences between the parties have arisen in attempting to conclude these negotiations and negotiations relating to pursuing the joint venture agreement are not proceeding. Management of the Company is unable to state whether substantive negotiations will be resumed, whether any agreement can be reached between the parties or the terms of any agreement that may be reached. Each of the parties has threatened to institute litigation against the other. Management is pursuing its intentions to develop the swing station product using other available technology and technology the Company may develop. The Company may be unable to recover the $220,000 it has advanced to ATS through March 31, 2004 in connection with the development of software and other technology ATS intended to use in connection with its proposed agreement with the Company. The Company intends to make every effort to recover on its advances to ATS.

Possible Need for Additional Capital. The Company had cash of $9,129 and liabilities of $2,218,779 including current liabilities of $1,071,970 as of March 31, 2004. During the period April 2003 through March 31, 2004, the Company raised $510,000 of additional capital through the sale of its convertible notes. The Company intends to use these funds primarily for the development, manufacture and marketing of its Swing Station System. The Company may require additional financing in order to fund the production, manufacture and marketing of its Swing Station System, as well as possibly to repay existing outstanding indebtedness. This financing may consist of the issuance of debt or additional equity securities. These funds might not be available, if needed, or might not be available on terms acceptable to the Company and may result in material dilution to existing investors. The Company remains liable, as of March 31, 2004, as guarantor on approximately $238,000 of secured debt of its former subsidiary, Resort Club, which the Company sold in fiscal 2000. These liabilities are currently being paid out of Resort Club membership receivables. To the extent these liabilities are not paid by Resort Club, the Company will remain liable for the balance.

         The Company estimates that it will require an additional $1,500,000 during the fiscal year ended September 30, 2004 to fund its intended level of operations. Further, in the event the Company engages in any further material transactions during the fiscal year ended September 30, 2004, it can be expected that it will require additional funds. At May 2004, the Company had made no arrangements to obtain these funds and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives.

Outstanding Obligations. Outstanding obligations of the Company include accrued income taxes owing to the State of Alabama in the amount of $921,214 owing by a subsidiary of the Company for unpaid taxes for the period ended September 30, 1996, including interest and penalties, which remain unpaid at March 31, 2004. The Company intends to seek to resolve the liability of its subsidiary to the State of Alabama, however, there can be no assurance that it will be successful in those efforts.

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

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer
Purchasers of Equity Securities

         Securities Sold Without Registration During the Quarter Ended March 31, 2004. During the quarter ended March 31, 2004, the Company sold the following securities without registration under the Securities Act of 1933, as amended, (the "Securities Act"):

         1. During the quarter ended March 31, 2004, the Company sold its convertible notes in the aggregate principal amount of $90,000 to six persons. Such persons represented to the Company that it was an accredited investor, as defined under the Securities Act, and that it was purchasing the securities for its own account, for investment and not as a nominee or with a view to distribution or resale. The notes are convertible at $0.01 into an aggregate of 9,000,000 shares of common stock, subject to amendment of the Company's Certificate of Incorporation to increase the Company's authorized shares and to reduce the par value of the shares. The notes were issued pursuant to the exemption from the registration requirements of the Securities Act afforded by
Section 4(2) thereof and Regulation D thereunder. The notes bear a legend setting forth the restrictions on transfer under the Securities Act and the shares issuable on conversion will bear a legend setting forth the restrictions on transfer and stop transfer instructions will be placed against the further transfer of the shares.

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

         (b)      Reports on Form 8-K

                  The Registrant did not file any current reports on Form 8-K during the quarter ended March 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DOMINION RESOURCES, INC.


Dated:  May 17, 2004              By:   /s/ Theodore M. Swartwood
                                        -------------------------
                                        Theodore M. Swartwood
                                        President and Chief Executive Officer



Dated:  May 17, 2004              By:   /s/ Joseph R. Bellantoni
                                        -------------------------
                                        Joseph R. Bellantoni
                                        Vice President and Chief
                                          Financial Officer