Form 10QSB
period 2004-06-30
DOMINION RESOURCES INC /DE/
filed 2004-08-19
CIK 314712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


                                   (Mark One)

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

           Class                             Outstanding at July 30, 2004
Common Stock, $0.01 par value                    9,627,576

DOMINION RESOURCES, INC.  AND SUBSIDIARIES

FORM 10-QSB

QUARTER ENDED June 30, 2004

FINANCIAL INFORMATION

PART I

Item 1.  Financial Statements

The attached unaudited financial statements of Dominion Resources, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

        Condensed consolidated balance sheets                               3-4

        Condensed consolidated statements of operations                     5-6

        Condensed consolidated statements of cash flows                     7-8

        Notes to condensed consolidated financial statements                9-11

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         12

        Item 3. Controls and Procedures                                     20

        PART II
        OTHER INFORMATION

        Item 2. Changes in Securities and Small Business Issuer
                Purchases of Equity Securities                              21

        Item 6. Exhibits and Reports on Form 8-K                            21

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS


                                                       June 30,              September 30,
                                                       2004                  2003
                                                       (Unaudited)          (See note below)
Current assets:
Cash and cash equivalents                                $ 14,367           $ 39,486
Investment in marketable securities                             6                  6
Mortgage receivable - Lake Isle Corp.                     261,570            339,835
Investment in RiceX, Inc.                                       0             14,171
Prepaid expenses and other assets                          36,549                  0
Mortgage receivables                                            0            141,640
          Total current assets                            312,492            535,138

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization of $61,809 at June 30,
  2004 and $59,948 at September 30, 2003                   15,049             16,910

Other assets:

 Mortgage receivables                                      70,442             67,369
 Security deposit                                              75                 75
          Total other assets                               70,517             67,444
          Total assets                                   $398,058           $619,492

Note: The balance sheet at September 30, 2003, has been taken from the audited financial statements at that date and condensed.


See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' DEFICIT




                                                        June 30,          September 30,
                                                        2004              2003
                                                        (Unaudited)       (See note below)
Current Liabilities:
 Debt, current portion                                  $    50,000       $    50,000
 Accounts payable and accrued liabilities                   115,143         1,217,185
          Total current liabilities                         165,143         1,267,185

Long-term liabilities:
 Debt, net of current maturities                          1,327,585           769,480
         Total long-term liabilities                      1,327,585           769,480

Commitments and Contingencies:

Stockholders'deficit:
 Common stock, $0.01 par value; authorized
   - 25,000,000 Shares; issued and outstanding
   - 9,627,576 shares at June 30, 2004
     and at September 30, 2003, respectively                 96,276            96,276
 Additional paid-in-capital                               7,280,587         7,280,587
 Accumulated deficit                                     (7,022,411)       (7,351,755)
 Accumulated Other Comprehensive Loss                       (48,209)          (41,368)
 Less: 1,350,646 shares held in treasury
  at June 30, 2004 and September 30, 2003                (1,400,913)       (1,400,913)
          Total stockholders' deficit                    (1,094,670)       (1,417,173)
          Total liabilities and
            stockholders' deficit                       $   398,058       $   619,492



Note: The balance sheet at September 30, 2003, has been taken from the audited financial statements at that date and condensed.




See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED June 30, 2004 AND 2003
(Unaudited)


                                                             2004                2003
Revenues:
 Other revenue                                        $         0       $         0
       Total revenues                                           0                 0

Expenses:
 Other operations                                         233,100            79,513
 General and administrative expenses                      235,316           489,886
 Depreciation and amortization                              1,861             2,827
       Total expenses                                     470,277           572,226

Loss from operations                                     (470,277)         (572,226)

Other income (expenses):
 Interest income                                           12,727            13,169
 Interest expense                                        (133,492)          (34,361)
 Gain on exchange - Fort Lee Condominiums                       0           162,672
 Loss on exchange - Selma office building                       0           (23,618)
 Loss on sale of RiceX common stock                          (828)           (2,498)
    Total other income (expenses)                        (121,593)          115,364

Loss before provision for income taxes (benefit)         (591,870)         (456,862)
  Provision for income taxes (benefit)                   (921,214)                0
Net income (loss)                                         329,344          (456,862)

Net income (loss) per common share                    $      0.03       $     (0.05)

Weighted average number of shares used in
  computing net income (loss) per share                 9,627,576         9,517,686


See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED June 30, 2004 AND 2003
(Unaudited)



                                                                 2004                  2003
Revenues:
 Other revenue                                            $         0           $         0
       Total revenues                                               0                     0

Expenses:
 Other operations                                              61,179                78,006
 General and administrative expenses                           60,736                54,465
 Depreciation and amortization                                    620                   695
       Total expenses                                         122,535               133,166

Loss from operations                                         (122,535)             (133,166)

Other income (expenses):
 Interest income                                                3,426                 4,536
 Interest expense                                             (53,558)              (14,607)
 Loss on sale of RiceX common stock                              (828)               (2,498)
         Total other income (expenses)                        (50,960)              (12,569)

Loss before provision for income taxes (benefit)             (173,495)             (145,735)
  Provision for income taxes (benefit)                       (921,214)                    0
Net income (loss)                                             747,719              (145,735)

Net income (loss) per common share                        $      0.08           $     (0.02)

Weighted average number of shares used in
  computing net income (loss) per share                     9,627,576             9,627,576


See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)



                                                                  2004                2003
Cash flows from operating activities:
  Net income (loss)                                          $ 329,344           $(456,862)
Adjustments to reconcile net income (loss)
  to net cash provided by (used
  in) operating activities:
  Depreciation and amortization                                  1,861               2,827
  Loss on exchange - Selma office building                           0              23,618
  Loss on sale of RiceX common stock                               828               2,498
  Gain on exchange - Fort Lee condominiums                           0            (162,672)
  Loss on sale of property,
    Equipment, furniture and fixtures                                0                   0
  Issuance of common stock for consulting services                   0             191,250
Changes in assets and liabilities:
  Other receivables                                                  0                (106)
  Receivable - Internal Revenue Service                              0             495,470
  Prepaid expenses and other assets                            (36,550)               (300)
  Accounts payable and accrued expenses                       (957,187)             38,181
 Net cash provided by (used in)
     operating activities                                     (661,704)            133,904

Cash flows from investing activities:
  Sale of RiceX and other marketable securities                  6,502               8,959
  Mortgage receivables                                          (6,287)            (14,140)
  Lake Isle mortgage                                            78,265                   0
Net cash provided by (used in) investing activities             78,480              (5,181)

Cash flows from financing activities:
  Additional borrowings                                        558,105             255,215
  Repayment of debt                                                  0            (281,062)
Net cash provided by (used in) financing activities            558,105             (25,847)

Increase (decrease) in cash and cash equivalents               (25,119)            102,876
Cash and cash equivalents balance, beginning
  of period                                                     39,486               2,444
Cash and cash equivalents balance, end of period             $  14,367           $ 105,320





See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
NINE MONTHS ENDED JUNE 30, 2004 AND 2003
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






See accompanying notes.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004 and September 30, 2003, the results of operations for the nine and three months ended June 30, 2004 and 2003, and cash flows for the nine months ended June 30, 2004 and 2003. Operating results for the nine and three months ended June 30, 2004, are not necessarily indicative of the results, which may be expected for the year ending September 30, 2004. These statements should be read in conjunction with Form 10-KSB for fiscal 2003 which is on file with the Securities and Exchange Commission.

Note 2 - Going Concern:

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. For the year ended September 30, 2003 the Company incurred a net loss of $683,370, which included a non-recurring gain on the sale of the Company's Fort Lee condominiums of $162,672 and the sale of the Company's Stonehill condominium lots of $63,335 offset by a loss on the exchange of the Company's Selma, Alabama building in the amount of $23,618 and issuance of common stock for consulting fees in the amount of $191,250. For the nine months ended June 30, 2004 the Company had a net income of $329,344, which included non-recurring income from the write-off of a provision for state income taxes claimed by the State of Alabama in the amount of $921,214 (see Note 8 to Notes to Condensed Consolidated Financial Staements). In addition, the Company used net cash from operating activities of $187,425 for the year ended September 30, 2003 and used net cash of $661,704 for the nine months ended June 30, 2004.

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS:

Since April 1, 2004 the Company has not been a party to any material transactions with any officers, directors or holders of more than 5% of the outstanding common stock of the Company.


Note 5 - Debt:

During the first quarter of fiscal 2004, the Company issued and sold additional Convertible Promissory Notes for $60,000. Pursuant to the terms of the transaction the Company agreed to reduce the conversion price to $0.00623 per share resulting in the all the Convertible Promissory Notes with an aggregate principal amount of $420,000 being convertible into 67,415,730 shares of common stock, subject to stockholder approval of an amendment to the Company's Certificate of Incorporation to increase the shares authorized and reduce the par value of the Company's shares. In addition, the Company agreed to seek to obtain stockholder authorization to increase its authorized number of shares of common stock from 25,000,000 to 100,000,000.

During the second quarter of fiscal 2004, the Company sold its convertible notes in the aggregate principal amount of $90,000. These notes are convertible at $0.01 per share into an aggregate of 9,000,000 shares of common stock, subject to stockholder approval of an amendment to the Company's Certificate of Incorporation to increase the shares authorized and reduce the par value of the Company's shares.

During the third quarter of fiscal 2004, the Company sold its convertible notes in the aggregate principal amount of $50,000. The notes are convertible at $0.01 per share into an aggregate of 5,000,000 shares of common stock, subject to stockholder approval of an amendment to the Company's Certificate of Incorporation to increase the shares authorized and reduce the par value of the Company's shares.

Note 6 - RiceX Stock:

During the third quarter of fiscal 2004 the Company sold its remaining 48,866 shares of RiceX common stock on the open market for an aggregate selling price of $6,502. The Company's book value of the shares was $$7,330. Accordingly, the Company recorded a loss on the transaction in the amount of $828.

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

DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)



Note 8 - State of Alabama:

Throughout the second and third quarter of fiscal 2004 the Company has been in on going negotiations with the State of Alabama with respect to a settlement of a claim for unpaid state income taxes for the periods ended September 30, 1996 and 1997, including interest and penalties, in the aggregate amount of $921,214. In the course of these negotiations, the State of Alabama advised the Company that based upon the facts and the law the potential claims are barred by the applicable statute of limitations, which ran out December 28, 2001 and January 22, 2002, and the State of Alabama does not have a legally enforceable claim against the Company. Accordingly, the Company wrote this provision down as of June 30, 2004.

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


A.       Liquidity and Capital Resources

During the first nine months of fiscal 2004, the Company had net income of $329,344. Included in net income is depreciation and amortization of $1,861, a non-cash expense.

Also during the nine months of the fiscal 2004, changes in assets and liabilities included a decrease in cash resulting from changes in accounts payable and accrued liabilities of $957,187, which included non-recurring income from the write-off of an income tax provision for state income taxes claimed by the State of Alabama in the amount of $921,214 and changes in prepaid expenses and other assets of $36,550. After reflecting the net changes in assets and liabilities, net cash used by operations was $661,704.

During the first nine months of fiscal 2004, investing activities provided net cash of $78,480 primarily as a result of payments received from Lake Isle relating to the purchase of condominium lots located in Vernon, New Jersey.

During the first nine months of fiscal 2004, financing activities provided net cash of $558,105 from the additional debt securities issued.

Accordingly, during the first nine months of fiscal 2004, the Company's cash decreased by $25,119.

In December 2003 through June 30, 2004, the Company issued and sold additional Convertible Promissory Notes for $200,000 (see Note 5). The proceeds were used for further development and marketing of the Company's golf swing analysis system.

The Company estimates that it will require up to an additional $150,000 during the fiscal year ended September 30, 2004 to fund its current level of operations in support of its golf swing analysis system and related marketing efforts. However, the Company intends to seek to raise additional funds to support an acceleration of its development and marketing of its golf swing analysis system. Further, in the event the Company engages in any further material transactions during the fiscal year ended September 30, 2004, it can be expected that it will require additional funds. At July 2004, the Company had made no arrangements to obtain these funds and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain the funds necessary to support its current operations from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives. There can be no assurance that any financings undertaken will not result in further material dilution to the Company's existing stockholders.

Future Business Plans


         Since April 2003, the Company's efforts have been directed to seeking to develop or find a joint venture partner to market and sell a video capture system for golf swing analysis purposes. The Company refers to this product as the Swing Station System. The system is intended to be customer activated and enable the customer to automatically save and upload his or her golf swing to the Internet via a central server. The video will be available for analysis anywhere a person has access to a computer connected to the Internet. Currently, the Company has completed the development of software for its system and is field testing a development stage model of the system. There can be no assurance that the Company will be able to complete the development of and successfully market a video capture system that accomplishes the intended tasks or that any such activities will produce material revenues or result in profitable operations for the Company.

         The Company is no longer pursuing its previously disclosed negotiations with Advanced Training Systems, Inc. ("ATS") with respect to a joint venture for the development of the Company's golf swing analysis activities. The parties have engaged in discussions regarding the possible resolution of the Company's claims against ATS. There can be no assurance these discussions will materialize in an agreement or that the Company will recover its investment made in the proposed joint venture activities.

DOMINION RESOURCES, INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



B.       Results of Operations

Continuing Operations:

Nine months ended June 30, 2004 compared with nine months ended June 30, 2003.

         Total revenues were $-0- during both the nine months ended June 30, 2004 and June 30, 2003. Since April; 2003, the Company has been engaged in efforts to develop, manufacture, market and sell a video capture golf swing analysis system. However, the Company has not realized any revenues from these activities.


Other operations expenses were $233,100 in the nine months ended June 30, 2004 compared with $79,513 in the nine months ended June 30, 2003, for an increase of $153,587. The increase was primarily the result of the Company's development efforts in connection with the development of its golf swing analysis system.

General and administrative expenses were $235,316 during the nine months ended June 30, 2004 compared with $489,886 during the nine months ended June 30, 2004, for a decrease of $254,570 or 52% primarily as a result of decreased professional fees. These fees primarily related to consulting fees paid in fiscal 2003 by the issuance of 375,000 shares of the Company's common stock with a fair market value of $191,250 and a real estate tax expense adjustment in the amount of approximately $67,000 relating to the Company's former condominium units in Fort Lee, New Jersey.

Depreciation and amortization was $1,861 in the first nine months of fiscal 2004 compared to $2,827 in the first nine months of fiscal
2003. The decrease is primarily the result of the sale of the Company's Selma, Alabama office building in December 2002.

Interest income was $12,727 in the first nine months of fiscal 2004, compared with $13,169 in the first nine months of fiscal 2003. The decrease was the result of interest earned on the Company's mortgage receivable with Lake Isle Corp. offset by a decrease in interest income as a result of the Company assigning its mortgage receivable with a carrying value of $144,853 for settlement of debt.

Interest expense was $133,492 in the first nine months of fiscal 2004, compared with $34,361 in the first nine months of fiscal 2003. The increase of $99,131 was the result of increased debt primarily related to the issuance of the Company's convertible notes, which currently bear interest at 25% per annum, provided, however, such interest is waived and cancelled at such time as the stockholders approve and the Company files an amendment to its Certificate of Incorporation increasing its authorized shares to not less than 100.0 million.

In October 2002, the Company conveyed its Fort Lee condominiums as a repayment of debt in the amount of $250,000, which is based on the Company's determination of fair market value of $300,000 less unpaid real estate taxes and condominium fees of approximately $50,000. The Company's book value of the condominiums was $137,328. Accordingly, the Company recorded a gain on the transaction during the nine months ended June 30, 2003 of $162,672.

In December 2002, the Company negotiated the conveyance of its office building in Selma, Alabama to the American Bank of Geneva in consideration for a discharge of mortgage and related indebtedness in the amount of $73,476. The Company's book value of the building was $97,094. Accordingly, the Company recorded a loss on the transaction in the amount of $23,618 during the nine months ended June 30, 2003. The Company was released from all liability to the bank.

During the third quarter of fiscal 2004 the Company sold its remaining 48,866 shares of RiceX common stock on the open market for an aggregate selling price of $6,502. The Company's book value of the shares was $7,330. Accordingly, the Company recorded a loss on the transaction in the amount of $828. During the third quarter of fiscal 2003 the Company sold 39,421 shares of its RiceX common stock on the open market for an aggregate selling price of $8,920. The Company's book value of the shares was $11,418. Accordingly, the Company recorded a loss on the transaction in the amount of $2,498.

         Throughout the second and third quarters of fiscal 2004 the Company was in on-going negotiations with the State of Alabama with respect to a settlement of a claim for unpaid state income taxes for the periods ended September 30, 1996 and 1997, including interest and penalties, in the aggregate amount of $921,214. In the course of these negotiations, the State of Alabama advised the Company that based upon the facts and the law the potential claims are barred by the applicable statute of limitations, which ran out December 28, 2001 and January 22, 2002, and the State of Alabama does not have a legally enforceable claim against the Company. Accordingly, the Company wrote this provision down as of June 30, 2004.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding the Company's plans and objectives relating to its ability to develop and market its video capture golf swing analysis system and the realization of material revenues and the ability to realize a net income from these operations, its future economic performance, the future of any negotiations that may be held with ATS regarding the golfing products, to acquire interests and enter into acquisition and other agreements to acquire or invest in and develop other business interests, regarding raising additional capital and the adequacy of that capital to fund the Company's proposed business plans and objectives. Forward-looking statements made in this Report include the assumptions made by management as to the future growth and business direction of the Company. If the Company's assumptions are incorrect, the Company may be unsuccessful in developing its video capture golf swing analysis system into a viable business enterprise with material revenues and the ability to realize a net income. The Company's ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured. Under such circumstance, an investor's entire investment will be in jeopardy and may be lost. The Company's business plan has evolved over time and the Company expects that its plans will evolve further in the future. These changes create additional risks and uncertainties to the investor. The Company's inability to meet its plans and objectives or the consequences to it from adverse developments in general economic or capital market conditions and its inability to raise additional capital could have a material adverse effect on it. The Company cautions investors that various risk factors accompanying those forward-looking statements are described, among other places, under the caption "Risk Factors" herein. They are also described in the Company's Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, and its Current Reports on Form 8-K and amendments of those filings. These risk factors could cause the Company's operating results, financial condition and ability to fulfill its plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect its financial condition and its ability to pursue its business strategy and plans.

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

No Current Revenues. The Company has no current source of revenue. The Company has no significant assets or financial resources. Prior to commencement of the Company's current Swing Station System development activities in mid-2003, all material operations were discontinued in September, 1999. The Company had no revenues in the fiscal year ended September 30, 2003 and a loss of $683,370. It had no revenues during the nine months ended June 30, 2004 and had net income of $329,344, which included non-recurring income from the write-off during that period of an income tax provision for state income taxes in the amount of $921,214. The Company's future is currently dependent upon its ability to successfully complete the development and market its Swing Station System for golfers or to engage in other revenue producing activities. There is a risk that the Company will be unable to continue as a going concern. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, until such time, if ever, as it can develop material revenues from its Swing Station System. This can be expected to result in the Company incurring net operating losses for the foreseeable future. There can be no assurance that the Company can successfully market its Swing Station System and develop material revenues.


Material Dilution. During the period April 2003 through June 30, 2004, the Company issued $560,000 principal amount of its convertible notes. The notes bear interest at 25% per annum, provided, however, such interest is waived and cancelled at such time as the stockholders approve and the Company files an amendment to its Certificate of Incorporation increasing its authorized shares to not less than 100.0 million. The notes are due and payable on April 30, 2005. Of the notes, $420,000 principal amount is convertible at a conversion price, reduced in December 2003, of $0.00623 per share and $140,000 principal amount is convertible at a conversion price of $0.01 per share, subject also to the amendment of the Company's Certificate of Incorporation. As a consequence, up to 81,415,730 shares of the Company's common stock may be issued on conversion of the notes, which will result in material dilution to the Company's existing stockholders.

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

         The Company is no longer pursuing its previously disclosed negotiations with ATS with respect to a joint venture for the development of the Company's golf swing analysis activities. The parties have engaged in discussions regarding the possible resolution of the Company's claims against ATS. There can be no assurance these discussions will materialize in an agreement. Management is pursuing its intentions to develop the swing station product using other available technology and technology the Company may develop. The Company may be unable to recover the $220,000 it advanced to ATS through June 30, 2004 in connection with the development of software and other technology ATS intended to use in connection with its proposed agreement with the Company. The Company intends to make every effort to recover on its advances to ATS.

Possible Need for Additional Capital. The Company had cash of $14,367 and liabilities of $1,492,728 including current liabilities of $165,143 as of June 30, 2004. During the period April 2003 through June 30, 2004, the Company raised $560,000 of additional capital through the sale of its convertible notes. The Company used and intends to use these funds primarily for the development, manufacture and marketing of its Swing Station System. The Company expects to require additional financing in order to fund the production, manufacture and marketing of its Swing Station System, as well as possibly to repay existing outstanding indebtedness. This financing may consist of the issuance of debt or additional equity securities. These funds might not be available, if needed, or might not be available on terms acceptable to the Company and may result in material dilution to existing investors. The Company remains liable, as of June 30, 2004, as guarantor on approximately $111,000 of secured debt of its former subsidiary, Resort Club, which the Company sold in fiscal 2000. These liabilities are currently being paid out of Resort Club membership receivables. To the extent these liabilities are not paid by Resort Club, the Company will remain liable for the balance.

         The Company estimates that it will require up to an additional $150,000_ during the fiscal year ended September 30, 2004 to fund its current level of operations in support of its golf swing analysis system and related marketing efforts. However, the Company intends to seek to raise additional funds to support an acceleration of its development and marketing of its golf swing analysis system.. Further, in the event the Company engages in any further material transactions during the fiscal year ended September 30, 2004, it can be expected that it will require additional funds. At July 2004, the Company had made no arrangements to obtain these funds and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain funds necessary to support its current operations from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives. There can be no assurance that any financings undertaken will not result in further material dilution to the Company's existing stockholders.

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


Item 3.  Controls and Procedures

         Under the supervision and with the participation of the Company's management, including Theodore M. Swartwood, its President and chief executive officer and Joseph Bellantoni, its chief financial officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this report, and, based on the evaluation, Mr. Swartwood and Mr. Bellantoni have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                     PART II
                                OTHER INFORMATION


Item 2.  Changes in Securities and Small Business Issuer
Purchasers of Equity Securities

         Securities Sold Without Registration During the Quarter Ended June 30, 2004. During the quarter ended June 30, 2004, the Company sold the following securities without registration under the Securities Act of 1933, as amended, (the "Securities Act"):


         1. During the quarter ended June 30, 2004, the Company sold its convertible notes in the aggregate principal amount of $50,000 to five persons, including three persons who had purchased notes in the prior quarter. Such persons each represented to the Company that it was an accredited investor, as defined under the Securities Act, and that it was purchasing the securities for its own account, for investment and not as a nominee or with a view to distribution or resale. The notes are convertible at a per share conversion price of $0.01 into an aggregate of 5,000,000 shares of common stock, subject to amendment of the Company's Certificate of Incorporation to increase the Company's authorized shares. The notes were issued pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof and Regulation D thereunder. The notes bear a legend setting forth the restrictions on transfer under the Securities Act and the shares issuable on conversion will bear a legend setting forth the restrictions on transfer and stop transfer instructions will be placed against the further transfer of the shares.


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

                      32.1 Certification of President and Principal Executive Officer Pursuant to Rule 13a-14(a)

                      32.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

                      33.1 Certification of President and Principal Executive Officer Pursuant to Section 1350 (Furnished but not filed)

                      33.2 Certification of Principal Financial Officer Pursuant to Section 1350 (Furnished but not filed).


         (b)      Reports on Form 8-K

                  The Registrant did not file any current reports on Form 8-K during the quarter ended June 30, 2004.

                            SIGNATURES


         Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DOMINION RESOURCES, INC.


Dated:  August 19, 2004                  By:   /s/ Theodore M. Swartwood
                                         Theodore M. Swartwood
                                         President and Chief Executive Officer




Dated:  August 19, 2004                  By:   /s/ Joseph R. Bellantoni
                                         Joseph R. Bellantoni
                                         Vice President and Chief Financial
                                         Officer