Form 10KSB
period 2004-09-30
DOMINION RESOURCES INC /DE/
filed 2005-01-13
CIK 314712

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition period from ____________to______________

                         Commission File Number 0-10176

                         DIGITAL IMAGING RESOURCES INC.
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

                         Common Stock, $0.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. [ ]

     For the year ended September 30, 2004, the issuer's total revenues were
                                      $-0-

On January 10, 2005, the aggregate market value of the voting and non-voting common stock of Digital Imaging Resources Inc. (consisting of Common Stock, $0.001 par value) held by non-affiliates of the Issuer was approximately $1,848,413 based upon the high bid price for such Common Stock on said date in the over-the-counter market as reported by the National Quotation Bureau. On such date, after reflecting a one-for-twenty reverse stock split effected on November 8, 2004 and the conversion of $762,000 principal amount of the Issuer's convertible notes into 5,080,787 shares of Common Stock and the sale and issuance of an additional 600,000 shares of Common Stock, there were approximately 6,164,377 shares of Common Stock of the Issuer outstanding. Affiliates of the Issuer have been determined based on the information appearing under Item 11 of this Annual Report.

         Transitional Small Business Disclosure Format Yes [ ]   No [X]

         ON NOVEMBER 8, 2004, THE COMPANY'S STOCKHOLDERS APPROVED AND THE COMPANY CAUSED TO BE EFFECTED A ONE-FOR-TWENTY REVERSE STOCK SPLIT. UNLESS OTHERWISE INDICATED, ALL REFERENCES TO NUMBERS OF SHARES AND PER SHARE AMOUNTS THROUGHOUT THIS ANNUAL REPORT ON FORM 10-KSB HAVE BEEN ADJUSTED TO REFLECT THIS ONE-FOR-TWENTY REVERSE STOCK SPLIT, EXCEPT THAT, UNLESS OTHERWISE INDICATED, ALL REFERENCES TO NUMBERS OF SHARES AND PER SHARE AMOUNTS IN THE COMPANY'S AUDITED FINANCIAL STATEMENTS (PAGES S-1 THROUGH S-20) ARE PRESENTED WITHOUT ANY ADJUSTMENT FOR THE ONE-FOR-TWENTY REVERSE STOCK SPLIT.

         IN ADDITION, ALSO AS OF NOVEMBER 8, 2004, THE STOCKHOLDERS OF THE COMPANY APPROVED AND THE COMPANY CAUSED TO BE EFFECTED A CHANGE IN THE CORPORATE NAME OF THE COMPANY TO DIGITAL IMAGING RESOURCES INC. FROM DOMINION RESOURCES INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Digital Imaging Resources Inc. (the "Company") has been engaged, since May, 2003, in the development and production of a video capture and analysis system for golfers that it intends to market to golf professionals, golf courses and others in the golfing industry. The development of the system, including hardware and software, has been substantially completed and production and marketing of the system is expected to commence in the second fiscal quarter of the year ending September 30, 2005.

                  The video capture system, called the SwingStation, is incorporated into a stand-alone mobile kiosk that contains the digital video golf training system. The system includes a touch activated display screen, two sound activated digital video cameras, a battery, a microphone, a CD/DVD writer, a magnetic strip/debit card or smart card reader, and the Company's proprietary analysis software. A golfer activates the system by inserting a "Use Card" and navigates through the software with the touch of a finger on the display screen graphics. The SwingStation enables any golfer, regardless of prior experience with computers or cameras, to record a swing, review it, and save it onto a CD/DVD. The system is also being developed so as to be capable of transmitting the user's golf swing analysis session through either a hard wire or wireless Internet connection contained within the kiosk. The Internet connection accessed is dependent on the equipment of the facility leasing the system.

         The Swing Station system video recording session is activated by a sound detection device that "hears" the sound of the impact of the golf club hitting the ball. The video system, which begins to operate when the system is initially activated by the user, is programmed to preserve the video recording of the user's swing by the video cameras for a four-second interval commencing two seconds before the impact is heard. The only video the user sees is the four seconds surrounding the swing.

         The system has been designed to accommodate use by men, women and juniors of all ages and skill levels. The system is equipped with pre-recorded swing videos showing golf swings of professional golfers so users can compare their swing to the swings of the other golfers with similar body types and what the Company considers to be "model swings". The videos made available for comparison purposes are available at the discretion of the facility that leases a system. Golf professionals can record their own swings or swings they consider to be "model swings" for the pupil's use and make only those videos available to their students/customers.

         The SwingStation system incorporates three primary software applications oriented towards golf. The first is a "Swing Analysis" application which an individual can use in a stand alone situation or with the aid of a golf instructor during a lesson. The second is an "Event Services" application that allows golf professional, an event/outing coordinator or others to use the SwingStation system for golf outings and other events to generate a new source of revenue. The third is an "Administrative" application that allows the golf professional to create and include self-designed training drills, record swings for others to review, and create unique customer profiles, which allows the teaching professional or coach to customize the SwingStation system to fit his or her teaching philosophy. While the initial programming focuses on golf, the fundamental processes within the system can be adapted to many different sports and activities.

MANUFACTURING AND PRODUCTION

         The Company, to date, has produced a limited number of SwingStation systems primarily for product promotional purposes. It is intended that commercial production, which is estimated to begin in March 2005, will be subcontracted to non-affiliated manufacturers. The Company has arranged for the kiosk shell, which has been designed and configured by the Company, to be manufactured by a leading producer of ATM machines. The hardware and other components comprising the system, which are not proprietary to the Company, are intended to be purchased from any of a number of manufacturers and distributors. The hardware and other components together with the kiosk will be assembled into the final product and tested by a non-affiliated manufacturer in its facilities.

         The manufacturer who has been engaged to assemble and test the system has also been employed to assist in the design of and to write the software source code for the SwingStation. The source code is owned by the Company.

MARKETS AND MARKETING

         The systems are intended to be marketed to driving ranges, golf courses, golf clubs, golf professionals, colleges/universities, retail sporting goods stores and health/fitness clubs and others. They are intended to be marketed as the "Swing Station." They will also be marketed to corporate and other brand-name conscious sponsors for use at golf outings and tournaments, trade shows, and other special events to draw attention to the sponsor's name, product or service for marketing purposes.

         Marketing of the SwingStation system is intended to be done both directly through salesmen employed by the Company and through golf industry independent marketing intermediaries. Salesmen to be employed by the Company are intended to be compensated on a commission basis.

         The Company is engaged in negotiations with golf industry marketing intermediaries with regard to entering into marketing arrangements with them and such negotiations are ongoing. There can be no assurance that the Company's efforts to enter into agreements with these intermediaries will be successful. At present, the Company's marketing efforts are conducted primarily by its President. The Company has not employed any salesmen as of December 31, 2004.

REVENUE SOURCES

         The Company intends to seek to realize revenues from leasing the SwingStation system, selling "Use Cards" on a wholesale basis and also by selling advertising space on the system kiosk, on the "Use Cards," and on the SwingStation display screen. It also intends to seek to realize revenues from servicing various golfing outings, tournaments and corporate and other special events.

         The Company's planned SwingStation system leasing program presently includes two and three-year monthly leases. Each leased system will include, under the terms of the lease, a specified number of "Use Cards" that the facility can resell with additional cards available for wholesale purchase from the Company. The Company will receive a security deposit and monthly rental on the systems leased and will provide service and maintenance for the systems.

         It is intended that "Use Cards" will be sold by the Company directly to vendors either as part of a package that includes leasing the SwingStation kiosk or directly to separate vendors who wish to use the cards as promotional items. The cards are intended to be marketed to enable use of the system for a specified time increment. Usage time starts once the user inserts his card into the card reader and ends when the user withdraws his card from the card reader. It is intended for cards to be sold in increments of 5 minutes, 20 minutes and unlimited minutes on an annual renewal basis.

         Revenues are also intended to be derived in servicing golfing outings and corporate and other special events on a per participant basis both from the event sponsors and from persons using the Swing Station system.

DEVELOPMENT ACTIVITIES

         The Company has engaged an independent contractor to develop to the Company's specifications the computer software required to operate the SwingStation system. The Company owns the source code for the software developed by the independent contractor. This independent contractor was first engaged by the Company in April 2004, and its software development activities are believed to be substantially complete as of December 31, 2004.

         Since May 2003 and through December 31, 2004, the Company has expended approximately $350,000 in the development of the "Swing Station." This sum includes approximately $220,000 advanced to Advanced Training Systems, Inc. in connection with efforts in 2003 to develop a training system in a joint venture arrangement with that company. Those efforts failed to result in an agreement between the parties regarding the development of the system and since April 2004, the Company has proceeded to develop its own proprietary system. The Company expects that it will expend no more than up to approximately an additional $75,000 through March 2005 to complete these development activities.

COMPETITION

         There are a number of others engaged in the manufacture and marketing of golf swing analysis devices who are direct competitors of the Company. Many of these competitors are larger organizations with substantial assets and revenues with a more established product development and marketing program. Management of the Company believes that its product has certain advantages arising out of its design incorporating the system into a mobile kiosk, the system's "ease of use" and the debit/smart card reader application. Management is unaware of any other swing analysis systems incorporated into kiosks for use by the golfer and golf teaching professional. While these characteristics may give the Company an initial marketing advantage over other systems, management believes that competitors will be able to readily add such features to the competing systems. Management believes that its salesmanship and marketing efforts will be an important factor in the Company's ability to compete with these other persons. At present, the Company is not a significant factor in the marketing of golf swing analysis equipment.

SUPPLIERS AND CUSTOMERS

         The components assembled into the Company's "SwingStation" system kiosk are believed by management to be readily obtainable from a number of computer and other equipment manufacturers and vendors. The kiosk housing the SwingStation system is manufactured to the Company's specifications using a single manufacturer. The Company believes that it will not be materially dependent upon any single or small number of vendors.

         The Company believes that the market for golf swing analysis products is sufficiently large and diverse that it will not be dependent upon any single or small number of customers. However, there can be no assurance that the Company's marketing activities will result in the Company developing material revenues and operating income.

GOVERNMENT REGULATION

                  The Company will not require any governmental approvals of its products or services and does not expect to be subject to any material government regulations.

OTHER POTENTIAL ACTIVITIES

         The motion analysis software developed by the Company is believed to have possible applications in the development of other products where analysis of a person's motions and a comparison of those motions with similar motions by an approved or model standard set of human motions is desirable. Management of the Company believes that this could include other sporting and physical activities as well as additional activities. While the Company's initial focus will be on golfing-related applications, the Company intends, subject to the availability of funds, to seek additional applications for the technology.

PRIOR ACTIVITIES

         Commencing in February 1996 through September 1999, the Company was principally engaged, through a majority-owned subsidiary, Resort Club, Inc. ("Resort Club"), in the business of offering membership interests to the general public which allows its members to vacation in resort condominiums and utilize certain other amenities primarily located in the Vernon, New Jersey area. In September, 1999, the Board of Directors adopted a plan to dispose of the Resort Club through sale or liquidation. In connection with the Company's disposal plan, Resort Club ceased operations as of September, 1999. Since ceasing those operations, the Company has been engaged in liquidating assets in payment of liabilities and locating opportunities to redirect its business activities.

ORGANIZATION

         The Company was incorporated under the laws of the State of Delaware on October 11, 1979. On November 8, 2004, the Company amended its certificate of incorporation to change its corporate name to Digital Imaging Resources Inc. from Dominion Resources Inc. to better reflect the Company's present focus of its activities.

EMPLOYEES

         As of December 31, 2004, the Company had two full-time employees. In addition, it employs one person, on a part-time basis.

RECENT DEVELOPMENTS

         At an annual meeting of the Company's stockholders held on November 8, 2004, the Company's stockholders approved the following matters in addition to electing three Directors of the Company:

         o Approved a proposal to change the corporate name of the Company to Digital Imaging Resources Inc.,

         o Approved a proposal to reverse split the Company's shares of Common Stock on the basis that each twenty (20) shares became one share,

         o Approved proposals the effect of which was to authorize the Company to issue up to 25,000,000 shares of Common Stock, $0.001 par value per share, on a post reverse split basis, and up to 2,500,000 shares of undesignated Preferred Stock, $0.01 par value per share,

         o Approved a proposal to approve the adoption of a 2004 Stock Incentive Plan, and

         o Approved a proposal to amend the Company's Certificate of Incorporation to include a provision limiting the liability of Directors under certain circumstances.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's executive offices are at 355 Madison Avenue, Morristown, New Jersey which the Company leases on a month-to-month basis at a rental of $625 per quarter. The Company believes that these facilities are adequate for its present activities.

         The Company has no plans at present to make any further investments in real estate related activities.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a defendant in any pending legal proceedings the outcome of which is expected to result in a material liability to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the quarter ended September 30, 2004.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         Market for Common Equity and Dividends. The Company's Common Stock is traded in the over-the-counter market and quotations appear on the OTC Bulletin Board under the symbol DGIR. The following table sets forth the range of high and low bid and asked quotations for the Common Stock during the past two fiscal years as derived from reports furnished by the National Quotation Bureau, Inc. All the quotations have been adjusted for the one-for-twenty reverse stock split effective on November 11, 2004.


QUARTER ENDED                     BID                  ASKED
                            HIGH       LOW         HIGH        LOW

December 31, 2002           $3.60     $3.00       $10.20     $ 5.00
March 31, 2003              $4.20     $3.00       $10.20     $10.20
June 30, 2003               $3.20     $3.00       $10.20     $ 7.00
September 30, 2003          $3.00     $3.00       $11.00     $10.20

December 31, 2003           $6.00     $3.00       $20.20     $10.00
March 31, 2004              $6.00     $4.00       $10.00     $10.00
June 30, 2004               $4.00     $3.60       $10.00     $ 6.00
September 30, 2004          $3.60     $1.00       $ 6.00     $ 2.40


         The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

         As of January 10, 2005, the number of record holders of the Company's Common Stock was 485. The Company has never paid a cash dividend on its Common Stock and anticipated capital requirements make it unlikely that any cash dividends will be paid on the Common Stock in the foreseeable future.

         Securities Sold Without Registration During the Year Ended September 30, 2004. During the period October 1, 2003 through September 30, 2004, the Company sold $357,500 principal amount of its convertible promissory notes, convertible into 1,969,041 shares of Common Stock. In addition, subsequent to September 30, 2004 through December 31, 2004, the Company sold an additional $44,500 principal amount of convertible promissory notes. Of the notes sold since October 1, 2003 through December 31, 2004, $60,000 principal amount was convertible into shares of Common Stock at a conversion price of $0.1246 and $342,000 principal amount was convertible into shares of Common Stock at a conversion price of $0.20 per share. The convertible notes were sold in transactions not registered under the U.S. Securities Act of 1933, as amended (the "Securities Act"). The securities were sold by the Company to eleven "persons each of whom represented that he was an accredited investor" as defined in Rule 501(a) under Regulation D under the Securities Act. The transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D thereunder. No underwriter participated in the transactions. The total offering price and the consideration received by the Registrant was $357,500 during the fiscal year ended September 30, 2004. An additional consideration of $44,500 was received from the sale of convertible notes subsequent to September 30, 2004 through December 31, 2004.

         In November and December 2004, $762,000 principal amount of the Company's outstanding convertible notes, was converted into an aggregate of 5,080,787 shares of the Company's Common Stock. The notes converted include $360,000 principal amount of notes sold during the fiscal year ended September 30, 2003. The conversion transactions were not registered under the Securities Act by virtue of the exemption afforded by Section 3(a)(9) of the Securities Act. The notes converted were sold on various dates during 2003 and 2004 and were sold in transactions exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D thereunder. No underwriter participated in the conversion transactions. The conversion of $702,000 principal amount of the notes into 4,599,246 shares of the Company's Common Stock was previously reported in the Company's Current Report on Form 8-K/A for November 8, 2004.

         As previously reported in the Company's Current Report on Form 8-K for December 1, 2004, during the period November 10, 2004 through December 1, 2004, the Company sold an additional 250,000 shares of Common Stock at a price of $0.20 per share in transactions not registered under the Securities Act. The securities were sold by the Company to four "persons each of whom represented that he was an accredited investor" as defined in Rule 501(a) under Regulation D under the Securities Act. The transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D thereunder. No underwriter participated in the transactions.

         During the period December 2, 2004 through December 31, 2004, the Company sold an additional 350,000 shares of Common Stock at a price of $0.20 per share in transactions not registered under the Securities Act. The securities were sold by the Company to three "persons each of whom represented that he was an accredited investor" as defined in Rule 501(a) under Regulation D under the Securities Act. The transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D thereunder. No underwriter participated in the transactions.

         Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers. Neither the Company nor any "affiliated purchaser," as defined in Rule 10b-18(a)(3) purchased during the fiscal quarter ended September 30, 2004 any securities of the Company that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

         The following discussions and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

Liquidity and Capital Resources

         During the year ended September 30, 2004, the Company had net income of $91,918. The net income was a consequence of non-recurring income tax benefit of $921,214 resulting from a write down of a provision for state income taxes in that amount made in a prior fiscal year. The write down resulted from the expiration of the statute of limitations barring recovery of a potential tax claim by the State of Alabama in that amount that had been recorded by the Company as a liability.

         During the year ended September 30, 2004, changes in assets and liabilities included a decrease in cash resulting from a decrease in accounts payable and accrued liabilities of $945,105, which included the non-recurring income tax benefit from the write-off of the income tax provision for state income taxes claimed by the State of Alabama in the amount of $921,214 and changes in prepaid expenses and other assets of $36,620. After reflecting the net changes in assets and liabilities, net cash used by operations was $886,272.

         During the year ended September 30, 2004, investing activities provided net cash of $138,987 primarily as a result of payments received from Lake Isle relating to the sale of condominium lots located in Vernon, New Jersey.

         During the year ended September 30, 2004, financing activities provided net cash of $743,456 from the additional convertible notes sold by the Company in the amount of $508,089 (inclusive of accrued interest) and from Berkowitz Wolfman in the amount of $230,367 including accrued interest. The proceeds from the sale of the convertible notes were used for further development and marketing of the Company's golf swing analysis system.

         Accordingly, during the year ended September 30, 2004, the Company's cash decreased by $3,829.

         Depending upon the market acceptance for the Swing Station system and the possible expanded scope of the Company's operations, the Company estimates that it may require up to an additional $3.0 million during the fiscal year ended September 30, 2005 to fund its intended level of operations. Further, in the event the Company engages in any further material transactions during the fiscal year ended September 30, 2005, it can be expected that it will require additional funds. At December 31, 2004, the Company had made no arrangements to obtain these funds and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives. There can be no assurance that any financings undertaken will not result in further material dilution to the Company's existing stockholders.

Results of Operations

Fiscal Year 2004 Compared With Fiscal Year 2003

         Total revenues were $-0- during both the years ended September 30, 2004 and September 30, 2003. Since April, 2003, the Company has been engaged in efforts to develop, manufacture, market and sell a video capture golf swing analysis system. However, the Company has not realized any revenues from these activities.

         Other operations expenses were $323,199 in the year ended September 30, 2004 compared with $215,992 in the year ended September 30, 2003, for an increase of $107,207. The increase was primarily the result of the Company's development efforts in connection with the development of its golf swing analysis system.

         General and administrative expenses were $313,535 during the year ended September 30, 2004 compared with $529,144 during the year ended September 30, 2003, for a decrease of $215,609 primarily as a result of decreased professional fees. These fees primarily related to consulting fees paid in fiscal 2003 by the issuance of 18,750 shares (after reflecting a one-for-twenty reverse stock split) of the Company's common stock with a fair market value of $191,250 and a real estate tax expense adjustment in the amount of approximately $67,000 relating to the Company's former condominium units in Fort Lee, New Jersey.

         Depreciation and amortization was $2,707 in fiscal 2004 compared to $3,522 in fiscal 2003. The decrease is primarily the result of the sale of the Company's Selma, Alabama office building in December 2002.

         Interest income was $16,094 in fiscal 2004, compared with $17,804 in fiscal 2003. The decrease was the result of interest earned on the Company's mortgage receivable with Lake Isle Corp. offset by a decrease in interest income as a result of the Company assigning its mortgage receivable with a carrying value of $144,853 for settlement of debt.

         Interest expense was $205,121 in fiscal 2004, compared with $63,441 in fiscal 2003. The increase of $141,680 was the result of increased debt primarily related to the issuance of the Company's convertible notes, which bore interest at 25% per annum through September 30, 2004. The interest expense on the convertible notes was $150,589 in the fiscal year ended September 30, 2004 compared with interest expense of $24,271 in the fiscal year ended September 30, 2003. During the first quarter of fiscal 2005, such interest was waived and cancelled as a consequence of stockholders' approval of and the Company filing an amendment to its Certificate of Incorporation increasing its authorized shares to not less than 5.0 million shares (after reflecting a one-for-twenty reverse stock split) and the conversion of the notes into Common Stock. As a consequence of the waiver and cancellation of this interest, the amount of the accrued interest on the convertible notes through September 30, 2004 will be treated as other income during the quarter ended December 31, 2004.

         In October 2002, the Company conveyed its Fort Lee condominiums as a repayment of debt in the amount of $250,000, which is based on the Company's determination of fair market value of $300,000 less unpaid real estate taxes and condominium fees of approximately $50,000. The Company's book value of the condominiums was $137,328. Accordingly, the Company recorded a gain on the transaction during the year ended September 30, 2003 of $162,672.

         On or about April 1, 2003, the Company entered into a Purchase and Sale Contract with Lake Isle Corp. for the sale of 23 condominium lots for $339,836. The Company's carrying value of the condominium lots was $276,501. Accordingly, the Company recognized a gain on the sale of $63,335.

         In December 2002, the Company negotiated the conveyance of its office building in Selma, Alabama to the American Bank of Geneva in consideration for a discharge of mortgage and related indebtedness in the amount of $73,476. The Company's book value of the building was $97,094. Accordingly, the Company recorded a loss on the transaction in the amount of $23,618 during the year ended September 30, 2003. The Company was released from all liability to the bank.

         During the third quarter of fiscal 2004, the Company sold its remaining 48,866 shares of RiceX common stock on the open market for an aggregate selling price of $6,502. The Company's book value of the shares was $7,330. Accordingly, the Company recorded a loss on the transaction in the amount of $828. During the third quarter of fiscal 2003, the Company sold 39,421 shares of its RiceX common stock on the open market for an aggregate selling price of $8,920. The Company's book value of the shares was $11,418. Accordingly, the Company recorded a loss on the transaction in the amount of $2,498.

         Throughout the second and third quarters of fiscal 2004, the Company was in on-going negotiations with the State of Alabama with respect to a settlement of a claim for unpaid state income taxes for the periods ended September 30, 1996 and 1997, including interest and penalties, in the aggregate amount of $921,214. In the course of these negotiations, the State of Alabama advised the Company that based upon the facts and the law, the potential claims are barred by the applicable statute of limitations, which ran out December 28, 2001 and January 22, 2002. The State of Alabama further advised the Company that the State does not have a legally enforceable claim against the Company. Accordingly, the Company wrote this provision down as of June 30, 2004.

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

         General and administrative expenses increased to $529,144 in fiscal 2003 from $333,654 in fiscal 2002, or by $199,612 or 59% primarily as a result of consulting fees paid by issuance of 18,750 shares (after reflecting a one-for-twenty reverse stock split) of the Company's Common Stock with a fair market value of $191,250.

         Depreciation and amortization was $3,522 in fiscal 2003, compared to $8,066 in fiscal 2002, resulting in a decrease of $4,544, or 56 %. This decrease was the result of the sale of fixed assets in the fourth quarter of fiscal 2002 and first quarter of fiscal 2003.

         Interest income was $17,804 in fiscal 2003, compared with $17,802 in fiscal 2002.

         In September 2002, the Company and the IRS entered into an agreement arising out of an income tax deficiency claimed by the IRS. This agreement resulted in a refund of income tax of $383,165 and interest of $112,305. Both of these items were reflected in net income in fiscal 2002. These funds were received in October, 2002 and were used for repayment of debt and working capital.

         Interest expense decreased to $63,441 in fiscal 2003, compared with $277,547 in fiscal 2002. The decrease of $214,106 was the result of less principal outstanding on indebtedness owing.

         In October 2002, the Company assigned to a creditor, Berkowitz Wolfman Assoc., Inc., its right, title and interest to the Company's Fort Lee condominiums as a repayment of debt in the amount of $250,000, which amount was based on the Company's determination of fair market value of the condominiums of $300,000 less unpaid real estate taxes and condominium fees of approximately $50,000. The Company's book value of the condominiums was $137,328. Accordingly, the Company recorded a gain on the transaction of $162,672.

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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding the Company's plans and objectives relating to its development, production and marketing of its SwingStation golf swing analysis system, its future revenues and economic performance from those and any related activities it pursues, and its plans or objectives relating to its intentions to raise additional capital and the adequacy of that capital to fund the Company's proposed business plans and objectives. Forward-looking statements made in this Report also include the assumptions made by management as to the future growth and business direction of the Company and the development, production and marketing of its SwingStation system and the marketability of and demand for such a system. If the Company's assumptions are incorrect as to the market for this system and the revenues that it may be able to realize from the marketing of this system, the Company may be unsuccessful in developing as a viable business enterprise. The Company's ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured. Under such circumstance, an investor's entire investment will be in jeopardy and may be lost. The Company's business plan has evolved over time and the Company expects that its plans will evolve further in the future. These changes create additional risks and uncertainties to the investor. The Company's inability to meet its plans and objectives or the consequences to it from adverse developments in general economic or capital market conditions and its inability to raise additional capital could have a material adverse effect on it. The Company cautions investors that various risk factors accompanying those forward-looking statements are described, among other places, under the caption "Risk Factors" herein. They are also described in the Company's Annual Reports on Form 10-KSB, its Quarterly Reports on Form 10-QSB, and its Current Reports on Form 8-K. These risk factors could cause the Company's operating results, financial condition and ability to fulfill its plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect its financial condition and its ability to pursue its business strategy and plans.

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

The Company Has No Current Revenues. The Company has no current source of revenue. The Company has no significant assets or financial resources. Prior to commencement of the Company's current Swing Station System development activities in mid-2003, all material operations were discontinued in September, 1999. The Company had revenues of $0.00 in fiscal 2004 and 2003 and a net loss of $683,370 in fiscal 2003. The Company's net income in 2004 was the result of the write down of $921,214 of a provision for a potential income tax liability made in a prior fiscal year. The Company's future is currently dependent upon its ability to successfully complete the development and marketing of its Swing Station System for golfers. There is a risk that the Company will be unable to continue as a going concern. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, until such time as it can develop material revenues from its Swing Station System. This can be expected to result in the Company incurring net operating losses for the foreseeable future. There can be no assurance that the Company can successfully market its Swing Station System and develop material revenues.

There are Questions As to the Company's Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions. The Company's financial statements have been prepared on a going-concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has sustained substantial losses in fiscal 2003 of $683,370 and its net income in fiscal 2004 arose out of a write down of a provision for income taxes made in an earlier fiscal year and not as a result of its operations in fiscal 2004. The Company had a working capital deficiency at September 30, 2004 of approximately $1,002,300. The Company had a negative cash flow from operations in 2003 and 2004 and during the year ended September 30, 2004 it used net cash of $886,272 for operating activities. As of September 30, 2004, the Company's liabilities exceeded its current assets by $1,332,096, which includes convertible notes in the aggregate principal amount of $762,000 which, in November and December 2004, were converted into an aggregate of 5,080,787 shares of Common Stock of the Company and the accrued interest thereon was waived and cancelled under the terms of the notes. All the foregoing factors lead to questions concerning the Company's ability to meet its obligations as they come due. The Company has a need for substantial funds to develop and market its SwingStation system. The Company has financed its activities using private debt and equity financings, and it has no line of credit or other financing agreement providing borrowing availability with a commercial lender. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company's assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. The Company's ability to continue as a going concern is dependent upon adequate sources of capital and the ability to manufacture, market and realize revenues and cash flow from its SwingStation system.

         The independent accountants' report on the Company's financial statements as of and for the year ended September 30, 2004 includes an explanatory paragraph which states that the Company has no material revenues, has suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

There are Risks Related to Marketing "Swing Station and the Company Has Made No Analysis of the Market Demand for such a System." The Company in mid-2003 redirected its activities into the development and marketing of a golf swing video capture and analysis system named the "Swing Station." The Company has conducted only very limited market analysis of the demand for the system to support its business plans. There can be no assurance that the Company will be successful in marketing and developing material revenues and operating income from these activities. In the event the Company fails to develop material revenues from this system, it has no other products or activities from which it can derive material revenues. The failure of the Company to develop material revenues from the SwingStation system can be expected to result in the Company being unsuccessful.

The Company's Activities Are Conducted With a Limited Staff. The Company's activities are being conducted primarily through the Company's President and a marketing consultant. There can be no assurance that this staff will be adequate to pursue the necessary marketing activities to develop material revenues. In the event that either or both of such persons should become unavailable to the Company, the Company's operations would be materially adversely affected.

The Company Will Need Additional Capital to Pursue its Business Plans and It May be Unable to Raise that Capital. The Company had cash of $35,657 and liabilities of $1,491,807 including current liabilities of $1,074,586 as of September 30, 2004. During the period October 1, 2004 through December 31, 2004, the Company raised $164,500 of additional capital through the sale of its securities. In November and December 2004, current indebtedness, evidenced by the Company's convertible notes sold in fiscal 2003 and fiscal 2004, of $762,000 was converted into 5,080,787 shares of the Company's Common Stock. The Company used and intends to use the additional funds raised during the three months ended December 31, 2004 primarily for the development, manufacture and marketing of its Swing Station System. The Company expects to require further additional financing in order to fund the production, manufacture and marketing of its Swing Station System. This financing may consist of the issuance of debt or additional equity securities. These funds might not be available or might not be available on terms acceptable to the Company and may result in material dilution to existing investors. The Company remained liable, as of September 30, 2004, as guarantor on approximately $83,000 of secured debt of its former subsidiary, Resort Club, which the Company sold in fiscal 2000. Subsequent to September 30, 2004, the remaining $83,000 of indebtedness was repaid.

         Depending upon the market acceptance for the Swing Station system and the possible expanded scope of the Company's operations, the Company estimates that it may require up to an additional $3.0 million during the fiscal year ended September 30, 2005 to fund its intended level of operations. Further, in the event the Company engages in any further material transactions during the fiscal year ended September 30, 2005, it can be expected that it will require additional funds. At December 31, 2004, the Company had made no arrangements to obtain these funds and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives.

Intense Competition is Expected to be Experienced by the Company. There are a number of others engaged in the manufacture and marketing of golf swing analysis devices who are direct competitors of the Company. Many of these competitors are larger organizations with substantial assets and revenues with more established product development and marketing programs. While the Company's system may have certain characteristics that may give the Company an initial marketing advantage over other systems, management believes that its competitors will be able to readily add such features to their competing systems. There can be no assurance that its salesmanship and marketing efforts will be successful in enabling it to compete with these other persons. At present, the Company is not a significant factor in the marketing of golf swing analysis equipment.

Continued Control by Existing Management. The Company's management retains significant control over the Company and its business plans and investors may be unable to meaningfully influence the course of action of the Company. The existing management is able to control substantially all matters requiring shareholder approval, including nomination and election of directors and approval or rejection of significant corporate transactions. There is also a risk that the existing management of the Company will pursue an agenda which is beneficial to themselves at the expense of other shareholders.

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

Possible Future Issuances Of Additional Shares that are Authorized May Dilute the Interests of Stockholders. The Company's Articles of Incorporation currently authorize its Board of Directors to issue up to 25,000,000 shares of Common Stock and 2,500,000 shares of undesignated Preferred Stock. Any additional issuances of any of the Company's securities will not require the approval of shareholders and may have the effect of further diluting the equity interest of shareholders.

Existence of Limited Market for the Company's Common Stock. There has been a very limited market for the Company's Common Stock. Accordingly, although quotations for the Company's Common Stock have been, and continue to be, published on the OTC Bulletin Board and the "pink sheets" published by the National Quotation Bureau, Inc., these quotations, in the light of the Company's operating history, continuing losses and financial condition, are not necessarily indicative of the value of the Company. Such quotations are inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are attached hereto. See pages S-1, et seq.

         Independent Auditors' Report                                   S-1
         Consolidated Balance Sheet - September 30, 2004                S-2-3
         Consolidated Statements of Operations
             years ended September 30, 2004 and 2003                    S-4
         Consolidated Statements of Stockholders'
         Deficit - years ended September 30, 2004 and 2003              S-5
         Consolidated Statements of Cash Flows -
             years ended September 30, 2004 and 2003                    S-6-7
         Notes to Consolidated Financial Statements                     S-8-20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the two fiscal years ended September 30, 2004, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

NAME                        AGE    PRINCIPAL OCCUPATION

Theodore M. Swartwood        36    President and Director

Joseph R. Bellantoni         42    Vice President and Chief Financial Officer

Paul J. Donahue(+)           69    Director

Robert H. Hesse (+)          61    Director

------------
         (+) Member of the Audit Committee.

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

         Mr. Bellantoni is Vice President and Chief Financial Officer of the Company. Mr. Bellantoni joined the Company as a Director and Treasurer in April, 1995. Mr. Bellantoni remained a Director until November 8, 2004. He devotes approximately 10% of his time to the Company. Mr. Bellantoni also is employed by North Jersey Management Services, Inc., a private company providing accounting and financial record-keeping services.

         Mr. Donahue is retired. He was formerly employed by Ballyowen Golf Club as a Pro Shop Manager from March 1997 through December 2001. Prior to working at Ballyowen, Mr. Donahue was employed as a Bank Examiner with the State of Florida in 1994 and from 1990 through 1993, he was employed by Midlantic Bank as a Vice President. He was elected a Director in 1995.

         Mr. Hesse was elected a Director on September 23, 2004, to fill a vacancy created by the resignation of Mr. Thomas Conlin on August 19, 2004, and was reelected a Director at the Company's annual meeting of stockholders held on November 8, 2004. Mr. Hesse has been, for more than the past five years, the principal of Dorchester Group Inc., which is engaged in providing assistance, both in the United States and Europe, with cross border financial transactions. Mr. Hesse is also a Director of Natural Health Trends Corp. and Two Way TV (US), Inc., both of which file reports with the Securities and Exchange Commission under the U.S. securities laws.

         No Director is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.

         Compliance with Section 16(a) of the Exchange Act

         Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 2004, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with in fiscal 2004.

         Code of Ethics

         The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial and accounting officer. A copy of the Company's Code of Ethics was filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation paid or accrued by the Company during the three fiscal years ended September 30, 2004 to its Chief Executive Officer and President. No executive officer received compensation in excess of $100,000 in any such fiscal year.


                                   SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                               -----------------------------------------  -------------------------
                                                          BONUS/ANNUAL    SECURITIES      LONG-TERM
          NAME AND              FISCAL                      INCENTIVE     UNDERLYING      INCENTIVE       ALL OTHER
     PRINCIPAL POSITION          YEAR         SALARY          AWARD         OPTIONS        PAYOUTS      COMPENSATION
--------------------------------------------------------------------------------------------------------------------
Theodore M. Swartwood,           2002          $-0-           $-0-           $-0-            $-0-           $-0-
President(1)                     2003        $37,500          $-0-           $-0-            $-0-           $-0-
                                 2004        $75,000          $-0-           $-0-            $-0-           $-0-
Joseph R. Bellantoni(2)          2002        $15,000          $-0-           $-0-            $-0-           $-0-


----------------
(1) Mr. Swartwood was elected President of the Company in March, 2003.
(2) Mr. Bellantoni resigned as Chief Executive Officer of the Company in March 2003.

No options were granted or exercised during fiscal 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of December 31, 2004, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock as well as the number of shares of Common Stock beneficially owned by all Directors of the Company and all Directors and officers of the Company as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of the Company's Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options owned by such holder at said date. The information gives effect to a one-for-twenty reverse stock split effected on November 8, 2004 and the issuance of 5,080,787 shares on conversion of $762,000 principal amount of convertible notes and the sale of 600,000 shares of Common Stock which also occurred during the quarter ended December 31, 2004. As of December 31, 2004, the Company had 6,164,377 shares of Common Stock outstanding.


Name of Beneficial Owner (1)                     Number of Shares Beneficially     Percentage of Outstanding Common
------------------------                         ------------------------------    --------------------------------
                                                            Owned(2)                             Stock
                                                            -----                                -----
Theodore M. Swartwood                                         -0-                                 -0-
Joseph R. Bellantoni                                         - 0 -                               - 0 -
Paul J. Donahue                                              - 0 -                               - 0 -
Robert H. Hesse                                              3,000                                 *
All Officers and Directors as a Group                        3,000                                 *
(four persons)
Top of Vernon Corporation                                  1,295,325                             21.0%
Eugene Grasso                                               606,541                               9.8%
J. Craig Sulaites                                           481,541                               7.8%
Ken Stokes                                                  964,555                              15.6%
Burton and Milton Koffman                                   481,541                               7.8%


------------------------
*Less than 0.1%

Securities Authorized for Issuance Under Equity Compensation Plans. As of September 30, 2004, the Company had one equity compensation plan for its employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. See Note 9 to the Notes to Financial Statements for further information on the material terms of this plan. No further options are intended to be granted under this plan. On November 8, 2004, the stockholders of the Company approved the adoption by the Company's Board of Directors of a 2004 Stock Incentive Plan under which 1,000,000 shares of the Company's Common Stock are reserved for the grant of options and issuance under the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan is described in the Company's proxy statement dated October 12, 2004. As of December 31, 2004, no options had been granted under the 2004 Stock Incentive Plan.

Equity Compensation Plan Information. The following table provides information as of December 31, 2004 with respect to the Company's compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information As Of December 31, 2004


                                           (A)                          (B)                        (C)
PLAN CATEGORY                      NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE EXERCISE    NUMBER OF SECURITIES
                                   BE ISSUED UPON EXERCISE      PRICE OF OUTSTANDING         REMAINING AVAILABLE FOR
                                   OF OUTSTANDING OPTIONS,      OPTIONS, WARRANTS AND        FUTURE ISSUANCE UNDER EQUITY
                                   WARRANTS AND RIGHTS          RIGHTS                       COMPENSATION PLANS
                                                                                             (EXCLUDING SECURITIES
                                                                                             REFLECTED IN COLUMN (A))
Equity compensation plans                  -0-                          N/A                       1,000,000(1)
approved by security holders

Equity compensation plans                  -0-                          N/A                           -0-
not approved by security
holders

Total                                      -0-                          -0-                       1,000,000


------------------
(1)  Shares reserved for issuance under the Company's 2004 Stock Incentive Plan.

         Changes in Control. During the period April 2003 through November 8, 2004, the Company issued $762,000 principal amount of its convertible notes convertible into an aggregate of 5,080,787 shares of the Company's Common Stock. Subsequent to the Company's annual meeting of stockholders held on November 8, 2004, at which, among other things, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue and a reduction in the par value of the shares of Common Stock, the holders of the convertible notes converted the notes into 5,080,787 shares of Common Stock. In addition, during the period November 8, 2004 through December 31, 2004, the Company sold an additional 600,000 shares of Common Stock. As a result of such transactions and the stock ownership of the Company, a change in control of the Company occurred.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Subsequent to October 1, 2002 through September 30, 2004, there were no transactions between the Company and any person in which any officer or Director, including members of their immediate family, or any person who was the beneficial owner of more than 5% of the Company's Common Stock outstanding, who had or is to have a direct or indirect material interest which are required to be disclosed in response to Item 404 of Regulation S-B.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       3.1.1    Certificate of Incorporation of Registrant and Amendment No.1
                thereto (1)
       3.1.2    Certificate of Amendment dated June 24, 1992 to Certificate of
                Incorporation reducing the authorized shares of Common Stock to
                25,000,000, increasing the par value to $.01 per share and effecting a one-for-four reverse stock split (2)
       3.1.3    Certificate of Amendment filed November 8, 2004 increasing number of shares of Common Stock authorized (6).
       3.1.4    Certificate of Amendment filed November 8, 2004 effecting, among other things, a reduction in the par value of the shares of
                Common Stock and a one-for-twenty reverse stock split (6).
       3.2      By-laws of Registrant (1)
       4.1      Specimen Common Stock Certificate, $0.001 par value (7)
       10.1     Resort Club Inventory Trust dated as of June 15, 1999 among
                Resort Club, Inc., Comet Management, L.L.C. and Resort Club
                Fulfillment Corporation (4)
       10.2     Amendment dated as of June 15, 1999 to Resort Club Inventory
                Trust (4)
       10.3     Agreement dated as of July 1, 1999 among Diamond Leasing and
                Management Corp., Dominion Resources, Inc., and Resort Club,
                Inc. (4)
       10.4     Agreement dated as of June 15, 1999 between Resort Club, Inc.
                and Resort Club Inventory Trust (4)
       10.5     Campground and Amenities Trust dated as of June 15, 1999 between
                Resort Club Inventory Trust and Resort Club, Inc. (4)
       14       Code of Ethics (5)
       22.      Subsidiaries of the registrant:

       NAME                                      STATE OF INCORPORATION
       ----                                      ----------------------
       Dominion Cellular, Inc.                        New Jersey
       Diamond Leasing and Management Corp.           Delaware
       Diamond World Funding Corp.                    New Jersey
       Dominion Golf, Inc.                            Delaware

       31.1 Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)(7)
       31.2     Certification of Chief Financial Officer Pursuant to Rule
                13a-4(a)(7)
       32.1 Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)(7)
       32.2 Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)(7)

----------------------------

(1) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 2-66471) of the Registrant and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's annual report on Form 10-KSB for the year ended September 30, 1992 and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended September 30, 1989 and incorporated herein by reference.
(4) Filed as an exhibit to the Company's annual report on Form 10-KSB/A (Amendment No. 1) for the year ended September 30, 2000.
(5) Filed as an exhibit to the Company's annual report on Form 10-KSB for the year ended September 30, 2003
(6)   Filed as an exhibit to the Current Report on Form 8-K for November 8,
      2004.
(7)   Filed herewith.

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarter ended September 30, 2003 in response to the items listed:

               DATE OF REPORT                     ITEM NUMBER
               --------------                     -----------
             September 23, 2004          ITEM 5.02.  Departure of Directors or
                                         Principal Officers; Election of
                                         Directors; Appointment of Principal
                                         Officers.

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following sets forth fees incurred by the Company during the two fiscal years ended September 30, 2004 for services provided by Liebman, Goldberg & Drogin, L.L.P., the Company's independent public accountant at those year ends.

                  Audit Fees     Audit Related Fees    Tax Fees        All Other
                                                                         Fees
      2003          $15,500           $1,575            $3,750          $9,750
      2004          $17,500            $-0-             $3,750          $9,750

         The Company's Board of Directors believes that the provision of the services during the two years ended September 30, 2004 is compatible with maintaining the independence of Liebman, Goldberg & Drogin, L.L.P. The Company's Board of Directors has not adopted any pre-approval policies and procedures for engaging an accountant to render audit or non-audit services that are subject to the pre-approval requirement.

            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------


To the Audit Committee
Digital Imaging Resources, Inc. and Subsidiaries
Formerly Dominion Resources, Inc. and Subsidiaries
Morristown, New Jersey

We have audited the accompanying consolidated balance sheet of Digital Imaging Resources, Inc. and Subsidiaries formerly Dominion Resources, Inc. and Subsidiaries as of September 30, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two fiscal years ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004, and the results of its operations and cash flows for the two fiscal years ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

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


Liebman, Goldberg, & Drogin, L.L.P.
Garden City, New York

December 10, 2004

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004


ASSETS

Current assets:
Cash and cash equivalents                                               $ 35,657
Investment in marketable securities                                            6
Prepaid and other assets                                                  36,621
     Total current assets                                                 72,284

Furniture, fixtures and equipment, net
 of accumulated depreciation and amortization
  (Note 3)                                                                16,909

Other assets:
 Mortgage receivable                                                      70,443
 Security Deposit                                                             75
        Total other assets                                                70,518

        Total assets                                                    $159,711










                             See accompanying notes
                                       S-2

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
SEPTEMBER 30, 2004

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued liabilities (Note 5)                  $   127,227
 Debt, current maturities (Notes 7 and 12)                              947,359
       Total current liabilities                                      1,074,586

Long-term liabilities:
 Debt, net of current maturities (Note 7)                               417,221
       Total long-term liabilities                                      417,221

Commitments and contingencies (Note 8)



Stockholders' deficit:
 Common stock, $0.01 par value;
 Authorized - 25,000,000 shares;
  issued and outstanding - 9,627,576 shares (Note 12)                    96,276
 Additional paid-in capital                                           7,280,587
 Accumulated deficit                                                 (7,259,837)
 Accumulated other comprehensive loss                                   (48,209)
Less: 1,350,646 shares held in treasury (Note 12)                    (1,400,913)
     Total stockholders' deficit                                     (1,332,096)

     Total liabilities and stockholders' deficit                    $   159,711










                             See accompanying notes
                                       S-3

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003

                                                       2004            2003
Revenues
  Rental revenue                                  $         0      $         0
       Total revenues                                       0                0

Expenses:
  Other operations                                    323,199          215,992
  General and administrative expenses                 313,535          529,144
  Depreciation and amortization                         2,707            3,522
       Total expenses                                 639,441          748,658

Loss from operations                                 (639,441)        (748,658)

Other income (expenses):
  Interest income                                      16,094           17,804
  Interest expense                                    (54,532)         (39,170)
  Interest expense - Convertible Notes               (150,589)         (24,271)
  Bad debt provision                                        0          (68,606)
  Gain on sale - Fort Lee condominiums                      0          162,672
  Gain on sale - Stonehill condominium lots                 0           63,335
  Loss on exchange - Selma office building                  0          (23,618)
  Loss on sale of RiceX common stock                     (828)          (2,498)
  Valuation allowance - RiceX warrants                      0          (16,238)

      Total other income (expenses)                  (189,855)          69,410

Net loss before income taxes                         (829,296)        (679,248)
Income taxes (benefit) (Note 6)                      (921,214)           4,122

Net income (loss)                                 $    91,918      $  (683,370)

Net income (loss) per common share                $      0.01      $     (0.07)

Weighted average number of share used in
  computing net income (loss) per share             9,627,576        9,564,905




                             See accompanying notes
                                       S-4

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003


                                      Capital
                 Common     Par       in Excess   Accum      Other                Treasury
                 Stock      Value     of Par      Deficit    Comprehensive Loss   Stock            Total
Balance -
September
30, 2002        9,252,576    92,526    7,093,087   (6,668,385)      (41,368)       (1,400,913)    (925,053)

Net loss                                             (683,370)                                    (683,370)

Issuance of
Common stock
for consulting
fees              375,000     3,750      187,500                                                   191,250


Balance -
September
30,2003         9,627,576   $96,276   $7,280,587  $(7,351,755)     $(41,368)      $(1,400,913) $(1,417,173)

Net income                                             91,918                                       91,918

Unrealized
  losses on
  securities                                                         (6,841)                        (6,841)

Balance -
September
30,2004         9,627,576   $96,276   $7,280,587  $(7,259,837)     $(48,209)      $(1,400,913) $(1,332,096)




                             See accompanying notes
                                       S-5

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003

                                                            2004        2003
Cash flows from operating activities:
  Net income (loss)                                      $  91,918    $(683,370)

Adjustments to reconcile net income (loss)
 to net cash (used in) operating activities:
  Depreciation and amortization                              2,707        3,522
  Bad debt reserve                                               0       68,606
  Loss on exchange - Selma office building                       0       23,618
  Loss on sale of RiceX common stock                           828        2,498
  Valuation allowance RiceX warrants                             0       16,238
  Gain on sale - Fort Lee condominiums                           0     (162,672)
  Gain on sale - Stonehill condominium lots                      0      (63,335)
  Issuance of common stock for consulting fees                   0      191,250

Changes in assets and liabilities:
  Other receivables                                              0      (30,000)
  Receivable - Internal Revenue Service                          0      495,470
  Prepaid expenses and other assets                        (36,620)         (75)
  Accounts payable and accrued liabilities                (945,105)     (49,175)
Net cash (used in) operating activities                   (886,272)    (187,425)

Cash flows from investing activities:
  Furniture, fixtures and equipment                         (2,707)           0
  Mortgage receivables                                      (6,287)     (18,777)
  Sale of RiceX and other marketable securities              6,502        8,959
  Mortgage receivable - Lake Isle Corp.                    141,479       63,335
Net cash provided by investing
  activities                                               138,987       53,517

Cash flows from financing activities:
  Additional borrowings                                    743,456      434,271
  Repayment of borrowings                                        0     (263,321)
Net cash provided by financing activities                  743,456      170,950

Increase (decrease)in cash and cash equivalents             (3,829)      37,042
Cash and cash equivalents, beginning of year,               39,486        2,444
Cash and cash equivalents, end of year,                  $  35,657    $  39,486




                             See accompanying notes
                                       S-6

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003


                                                      2004               2003
Exchange of Selma, Alabama building for
  repayment of debt (Note 7)

Repayment of debt                                       -0-              73,476
Loss on exchange                                        -0-              23,618
Assignment of building, net book value                  -0-             (97,094)
Subtotal                                                -0-              -0-

Exchange of Fort Lee condominiums for
  Repayment of debt (Note 7)

Repayment of debt                                       -0-             250,000
Assumption of accrued real estate taxes                 -0-              25,000
Assumption of accrued condominium fees                  -0-              25,000
Assignment of condominiums, net book value              -0-            (137,328)
Gain on exchange                                        -0-            (162,672)
Subtotal                                                -0-              -0-

Issuance of Common Stock for Consulting
  fees (Note 9)

Consulting expense                                      -0-            191,250
Issuance of common stock - par value                    -0-             (3,750)
Issuance of common stock - add. Paid in cap             -0-           (187,500)
Subtotal                                                -0-              -0-

Assignment of Seasons Development Mortgage
Receivable for Partial Settlement of Debt
   (Note 11)

  Reduction in accrued liabilities                    144,853            -0-
  Assignment of Mortgage Receivable                  (144,853)           -0-

Subtotal                                                -0-              -0-

Assignment of Lake Isle Mortgage
 Receivable for Partial Settlement of Debt
   (Note 10)

  Reduction in Debt                                   198,356            -0-
  Assignment of Mortgage Receivable                  (198,356)           -0-

Subtotal                                                -0-              -0-

Total Non-Cash Operating, Investing               $     -0-         $    -0-
   and Financing Activities




                             See accompanying notes
                                       S-7

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

1.  Summary of Significant Accounting Policies

Nature of Business

Digital Imaging Resources, Inc. (the "Company") was incorporated under the laws of the State of Delaware on October 11, 1979. From time to time, the Company has acquired real property or other assets where it believes there are favorable investment opportunities. On November 8, 2004, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware, which effected a change in the Company's name from Dominion Resources, Inc.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Digital Imaging Resources, Inc. and the accounts of all majority-owned subsidiaries, hereinafter referred to as the "Company". The consolidated balance sheet is a classified presentation, which distinguishes between current and non-current assets and liabilities. The Company believes that a classified balance sheet provides a more meaningful presentation consistent with the business cycles of the Company's operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has sustained substantial losses in fiscal 2003 of $683,370 and its net income in fiscal 2004 in the amount of $91,918 arose out of a write down of a provision for income taxes made in an earlier fiscal year in the amount of $921,214 and not as a result of its operations in fiscal 2004. The Company had a working capital deficiency at September 30, 2004 of approximately $1,002,300. The Company had a negative cash flow from operations in 2003 and 2004 and during the year ended September 30, 2004 it used net cash of $886,272 for operating activities. As of September 30, 2004, the Company's liabilities exceeded its assets by $1,332,096, which includes convertible notes with accrued interest in the aggregate amount of $892,359.

These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties of the Company's continued existence are: 1) to raise additional equity capital; 2) to restructure its existing debt; and 3) to develop a business plan which will generate positive operating cash flow. Management believes that these plans can be effectively implemented in the next twelve-month period. The Company's ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

1. Summary of Significant Accounting Policies (Continued)

Earnings Per Common Share

The Company adopted Financial Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing the Company's net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate income/(loss) per common share for the years ended September 30, 2004 and 2003 was 9,627,576 and 9,564,905 respectively.

At an annual meeting of the Company's stockholders held on November 8, 2004, the Company's stockholders approved a proposal to reverse split the Company's shares of Common Stock on the basis that each twenty shares became one share - see Note 12.

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

Investments

Investment securities, which consist principally of common stock, are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Standard requires that debt and equity securities be classified as either trading, available-for-sale or held-to-maturity. As of September 30, 2004, all of the Company's securities were available for sale.

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

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

Comprehensive Income (Loss)

SFAS No. 130 "Reporting Comprehensive Income," requires unrealized gains and losses on the Company's available for sale securities to be included in Other Comprehensive Income (Loss). The Company has recorded unrealized losses on securities as Other Comprehensive Loss in the amount of $6,841 and $0 for the years ended September 30, 2004 and 2003, respectively. The Company reports accumulated other Comprehensive Loss in the Consolidated Statements of Stockholders' Deficit.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that an impairment exists, the carrying value of the asset is adjusted to the fair value. Factors considered in the determination of the fair value include current operating results, trends and the present value of estimated expected future cash flows.

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

1. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", requires disclosures of the fair value information whether or not recognized in the balance sheet where it is practicable to estimate that value. The carrying value of cash, cash equivalents, receivables and notes payable approximate fair value.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The Company and its subsidiaries file a consolidated Federal income tax return.

Recent Accounting Pronouncements

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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

1. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (continued)

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominately on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The application of this standard is not expected to have a material impact on the Company's financial position or results of operations.

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

2. Related Party Transactions

Since October 1, 2002, the Company has not been a party to any material transactions with any officers, directors or holders of more than 5% of the outstanding common stock of the Company.


3. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consisted of the following at September 30, 2004:

Furniture, fixtures and equipment                 $   97,214
     Subtotal                                         97,214
Less:  Accumulated depreciation and amortization      80,305
Net furniture, fixtures and equipment             $   16,909

Depreciation expense for the years ended September 30, 2004 and 2003 is $2,707 and $3,522, respectively.


4. Investment in RiceX, Inc.

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

5.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2004 consist of the following:

  Accounts Payable - trade               $    119,428
  Accrued interest and other                    7,799
                                         $    127,227

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

6.  Income Taxes

The tax expense (benefit) for the years ended September 30, 2004 and 2003 consists of the following components:

                                  2004              2004

Current                       $     -0-         $      -0-
    Federal                     (921,214)             4,122
    State                       (921,214)             4,122
Deferred                            -0-                -0-
    Federal                         -0-                -0-
    State                           -0-                -0-

                              $ (921,214)       $     4,122

The income tax benefit for the year does not bear the expected relationship between pretax loss and the federal corporate income tax rate of 34% because of the direct effect of state and local income taxes.

The reconciliation between the actual and expected federal tax is as follows:

Federal corporate tax rate of 34% and applicable
 AMT applied to pretax loss                        $     -0-         $    -0-

State and local taxes, net of federal benefit       (921,214)           4,122

Effect of non-deductible entertainment                   -0-              -0-

Effect of tax vs. book depreciation                      -0-              -0-

Effect of capital loss carry forward                     -0-              -0-

Effect of NOL limitation                                 -0-              -0-

Total tax expense (benefit)                        $(921,214)        $  4,122


Deferred income taxes as reported on the balance sheet consists of:

                                                          September 30,
                                                      2004              2003
Deferred tax assets                                $  198,960        $ 144,659
Deferred tax liabilities                                  -0-             -0-
Valuation allowance                                  (198,960)        (144,659)
                                                   $      -0-             -0-

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

6. Income Taxes (Continued)

As of September 30, 2004 the Company had net operating losses
(NOL) of approximately $2,400,000. This amount is available to be carried back two years to offset past taxable income. Any remaining NOL after the carry back is available to offset future taxable income. The carry forwards begin to expire for the year ended September 30, 2004. The company has provided a full 100% valuation allowance on the deferred tax assets as at September 30, 2004 and 2003 to reduce such deferred income tax assets to zero as it is the management's belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles. Management will review the valuation allowance required periodically and make adjustments as warranted.

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

7. Debt

During the first quarter of fiscal 2003, the Company negotiated the conveyance of its building in Selma, Alabama to the first mortgage holder in consideration for a discharge of mortgage and related indebtedness in the amount of approximately $73,500. The Company was released from all liability to the bank.

Berkowitz Wolfman Assoc., Inc. ("Berkowitz Wolfman") has advanced funds to the Company from time to time since March 31, 1996 and the Company from time to time has made payments, either in cash or by assignment and transfer of assets, in repayment of these advances. At September 30, 2002, the Company was indebted to Berkowitz Wolfman in the amount of $773,800.

In fiscal 2003 Berkowitz Wolfman advanced $202,063 to the Company and added unpaid interest accrued during fiscal 2003 in the amount of $39,622 to the outstanding loan balance.

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


7 Debt (Continued)

During fiscal 2003 the Company made payments to Berkowitz Wolfman in the amount of $380,276. In addition, in October 2002, the Company assigned Berkowitz Wolfman its right, title and interest in condominiums owned by the Company in Fort Lee, New Jersey as a repayment of debt in the amount $250,000 which was based on the Company's determination of fair market value of the condominiums of approximately $300,000 less unpaid real estate taxes and condominium fees of approximately $50,000. At September 30, 2003, the Company was indebted to Berkowitz Wolfman in the amount of $385,209.


In fiscal 2004 Berkowitz Wolfman advanced $136,441 to the Company and added unpaid interest accrued during fiscal 2004 in the amount of $49,552 to the outstanding loan balance. In addition, $44,375 was added to the loan balance in connection with the Tierney Settlement - see note 11.

In September 2004, the Company assigned Berkowitz Wolfman its right, title and interest to the Lake Isle mortgage receivable as a repayment of debt in the amount $198,356 which dollar amount was based on the Company's carrying value of the mortgage receivable.

As of September 30, 2004 $417,221 remains owing to Berkowitz Wolfman, which amount includes interest at a rate of 10% per annum and is currently due on December 31, 2006, with automatic one-year renewals thereafter.

Commencing in April 2003 through September 30, 2003, the Company sold convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $360,000. Thereafter, during the period October 1, 2003 through September 30, 2004, the Company sold an additional $357,500 principal amount of Convertible Notes. The Convertible Notes bear interest at a rate of 25% provided, however, in the event the Company obtains authorization to increase its authorized number of shares to a number of shares sufficient to enable the lawful conversion of the shares and to increase the par value of the shares and to increase the par value of the shares interest accrued on the Convertible Notes is waived and cancelled. The notes are due on April 30, 2005. At September 30, 2004, the notes were convertible into an aggregate of 97,165,730 shares of common stock.

As of September 30, 2004, the Company has accrued interest of $174,860 on the Convertible Notes.

In August 2003, the Company entered into a loan with a third party in the amount of $50,000. The loan bears interest at 10% and was originally due on August 28, 2004. The principal and accrued interest on the note was subsequently extended to August 28, 2005.

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

7 Debt (Continued)

Debt as of September 30, 2004, inclusive of accrued interest to that date, is summarized as follows:

Loan Agreement, 10% interest due December 31, 2006            $   417,221
Convertible Promissory Notes, 25%
  Interest due April 30, 2005 (see Note 12)                       892,359
Loan Agreement, 10% interest due August 28, 2005                   55,000
  Total debt                                                    1,364,580
Less total current portion                                        947,359
Total non-current portion                                      $  417,221


Other Information

Aggregate principal reductions of debt as of September 30, 2004 are summarized as follows (000's omitted):
                            Secured
Fiscal Year                 Debt
2005                        $  947,359
2006                        $  417,221
2007 and thereafter         $        0


8. Commitments and Contingencies

The Company's executive offices are located at 355 Madison Avenue, Morristown, New Jersey, which the Company leases on a month-to-month basis at a rental of $625 per quarter.

As of September 30, 2003, based on the Company's review of its receivables, provided a provision for bad debt in the amount of $68,606.

Prior to April 2004, the Company was engaged in negotiations with Advanced Training Systems, Inc. ("ATS") with respect to a possible joint venture for the development of the Company's golf swing analysis activities. The parties terminated these negotiations without an agreement having been reached. The parties have engaged in discussions regarding the possible resolution of the Company's claims against ATS. There can be no assurance these discussions will materialize in an agreement or that the Company will recover its contributions of approximately $220,000 made in the proposed joint venture activities. These contributions were expensed in fiscal 2003.

In the fourth quarter of fiscal 2004, the Company finalized a restructuring of its collateral with Seasons Development Corporation in connection with a mortgage the Company holds on property located in Vernon, New Jersey. As part of the restructuring the Company agreed to release its existing mortgage and exchange for a new mortgage on a condominium located in Vernon New Jersey. The new mortgage aggregates approximately $70,000 and is secured. Based on the Company's review of the fair market value of the property, the Company believes the mortgage is fully collectable as of September 30, 2004.

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

9. Common Stock

In December 2002, the Company issued 375,000 shares of its common stock to Schuyler Associates in connection with their efforts in assisting the Company in various financing transactions, which included refinancing of indebtedness owing to Binghamton Savings Bank in fiscal 2002.

As discussed in Note 7 above, during the period April 2003 through September 2004, the Company issued and sold $717,500 principal amount of its notes convertible into 97,165,730 shares of its common stock.

Non-qualified Stock Option Plan and Option to Purchase Common
Stock

The Company has adopted a non-qualified stock option plan and reserved 125,000 shares for issuance pursuant thereto. Options are non-transferable; expire if not exercised after five years; may not be exercised until after the completion of one year of service with the Company by the employee; are exercisable at the rate of one-fifth of the shares optioned per year and are issuable to employees in such amounts and at such prices as determined by the Board of Directors, provided that no single employee may be granted options to purchase more than 7,500 shares and persons owning more than 10% of the Company's outstanding shares are excluded from participation in the plan. Options are protected against dilution resulting from stock recapitalization. As of September 30, 2004, no options had been issued under the plan. No further options will be granted under this plan.

10. Receivable - Lake Isle Corp.

On or about April 1, 2003 the Company entered into a Purchase and Sale Contract with Lake Isle Corp. for the sale of 23 condominium lots for a per lot sales price of $23,000 less accrued condominium association fees of $3,033 and accrued real estate taxes of $5,354. Conveyance of title, subject to a purchase money mortgage, to Lake Isle Corp. is contingent upon Lake Isle obtaining the required building permits to develop the lots. As of September 30, 2003, the Company waived the building permit requirement and conveyed the lots to Lake Isle Corp. subject to a purchase money mortgage in the amount of $339,836 securing the condominium lots. The Company's carrying value of the condominium lots was $276,501. Accordingly, the Company recognized a gain on the sale of lots to Lake Isle in the amount of $63,335. As discussed in Note 7 above, the Company assigned to Berkowitz Wolfman its right, title and interest to the Lake Isle Mortgage receivable as a repayment of debt in the amount $198,356, which is based on the Company's carrying value of the mortgage receivable.

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003



11. - Tierney Settlement:

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


12. Subsequent Events (Unaudited) Not Covered By Independent
Auditor's Report

At an annual meeting of the Company's stockholders held on November 8, 2004, the Company's stockholders approved the following matters in addition to electing three Directors of the Company: 1) Approved a proposal to change the corporate name of the Company to Digital Imaging Resources Inc., 2) Approved a proposal to reverse split the Company's shares of Common Stock on the basis that each twenty
(20) shares became one share, 3) Approved proposals the effect of which was to authorize the Company to issue up to 25,000,000 shares of Common Stock, 4) $0.001 par value per share, on a post reverse split basis, and up to 2,500,000 shares of undesignated Preferred Stock, $0.01 par value per share, 5) Approved a proposal to approve the adoption of a 2004 Stock Incentive Plan under which 1,000,000 shares (after reflecting a one-for-twenty reverse stock split) of the Company's Common Stock were received for issuance under the plan, and 6) Approved a proposal to amend the Company's Certificate of Incorporation to include a provision limiting the liability of Directors under certain circumstances.

Subsequent to September 30, 2004 through December 31, 2004, the Company sold an additional $44,500 principal amount of convertible promissory notes. Such notes were convertible into shares of Common Stock at a conversion price of $0.20 per share(after reflecting the one-for-twenty reverse stock split).

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

12. Subsequent Events (Unaudited) Not Covered By Independent
Auditor's Report (continued)

In November and December, 2004, $762,000 principal amount of the Company's outstanding convertible notes, including the convertible notes sold prior to October 1, 2003, was converted into an aggregate of 5,080,787 shares (after reflecting the one-for-twenty reverse stock split) of the Company's Common Stock.

In addition, the Company sold during the period November 10, 2004 through December 31, 2004, an additional 600,000 shares (after reflecting the one-for-twenty reverse stock split) of its Common Stock at a price of $0.20 per share (after reflecting the one-for-twenty reverse stock split).

On January 7, 2005, Berkowitz Wolfman agreed to reduce the principal amount of the $417,221 of indebtedness owing to it as of September 30, 2004 by $217,221 to $200,000 in exchange for 981,276 shares of the Company's Common Stock. The indebtedness, as amended, is due on December 31, 2006 and bears interest at 5% per annum. In the event the Company completes a minimum $3.0 million equity financing, the indebtedness is immediately payable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DIGITAL IMAGING RESOURCES INC.


Dated: January 12, 2005          By: /s/ Theodore M. Swartwood,
                                 President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                                 TITLE                        DATE

/s/ Theodore M. Swartwood        President and Director       January 12, 2005
Theodore M. Swartwood

/s/ Joseph R. Bellantoni         Chief Financial Officer      January 12, 2005
Joseph R. Bellantoni

/s/ Paul J. Donahue              Director                     January 12, 2005
Paul J. Donahue

/s/ Robert H. Hesse              Director                     January 12, 2005
Robert H. Hesse