Form 10QSB
period 2004-12-31
DOMINION RESOURCES INC /DE/
filed 2005-02-22
CIK 314712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (Mark One)

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from            to

                         Commission file number 0-10176

                         DIGITAL IMAGING RESOURCES INC.
                        FORMERLY DOMINION RESOURCES INC.
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

                Class - Common Stock, $0.001 par value 9,155,040
                         Outstanding at February 1, 2005

                 DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
                FORMERLY DOMINION RESOURCES INC AND SUBSIDIARIES
                                   FORM 10-QSB
                         QUARTER ENDED December 31, 2004

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

The attached unaudited financial statements of Digital Imaging Resources
Inc. formerly Dominion Resources Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

Condensed consolidated balance sheets                                       3-4

Condensed consolidated statements of operations                             5

Condensed consolidated statements of cash flows                             6-7

Notes to condensed consolidated financial statements                        8-10

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.                                                  11

Item 3. Controls and Procedures                                             16

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer
Purchases of Equity Securities                                              17

Item 6.  Exhibits and Reports on Form 8-K                                   18

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

                                                December 31,    September 30,
                                                2004            2004
                                                (Unaudited)     (See note below)

Current assets:
Cash and cash equivalents                         $ 17,942        $ 35,657
Investment in marketable securities                      6               6
Prepaid and other assets                            51,224          36,621
          Total current assets                      69,172          72,284

Property, equipment, furniture and fixtures,
  net of accumulated depreciation and
  amortization                                      16,159          16,909

Other assets:

Mortgage receivables                                70,443          70,443
 Security deposit                                       75              75
          Total other assets                        70,518          70,518
          Total assets                            $155,849        $159,711


Note: The balance sheet at September 30, 2004, has been taken from the audited financial statements at that date and condensed.

See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                December 31,   September 30,
                                                2004           2004
                                                (Unaudited)    (See note below)

Current Liabilities:
 Accounts payable and accrued liabilities       $  142,268     $  127,227
 Debt, current portion                             134,324        947,359
          Total current liabilities                276,592      1,074,586

Long-term liabilities:
 Debt, net of current maturities                   210,516        417,221
         Total long-term liabilities               210,516        417,221

Commitments and Contingencies:

Stockholders'deficit:
 Common stock, $0.001 par value; authorized
  - 25,000,000 Shares; issued and outstanding
  - 7,798,900 shares at December 31, 2004
    and 481,378 shares at September 30, 2004,
    respectively                                     7,799            481
 Additional paid-in-capital                      8,636,311      7,376,382
 Accumulated deficit                            (7,526,247)    (7,259,837)
 Accumulated Other Comprehensive Loss              (48,209)       (48,209)
 Less: 67,532 shares held in treasury
  at December 31, 2004 and September 30, 2004   (1,400,913)    (1,400,913)
          Total stockholders' deficit             (331,259)    (1,332,096)

          Total liabilities and
            stockholders' deficit               $  155,849     $  159,711


Note: The balance sheet at September 30, 2004, has been taken from the audited financial statements at that date and condensed.

See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(Unaudited)

                                                      2004            2003

Revenues:
 Other revenue                                   $       0         $        0
       Total revenues                                    0                  0

Expenses:
 Other operations                                   71,351            102,840
 General and administrative expenses               339,033             68,432
 Depreciation and amortization                         750                620
       Total expenses                              411,134            171,892

Loss from operations                              (411,134)          (171,892)

Other income (expenses):
 Interest income                                         0              5,655
 Interest expense                                  (12,692)            (9,737)
 Interest expense - Convertible Notes              (53,284)           (25,467)
 Waiver and cancellation of
   interest - Convertible Notes                    210,700                  0
        Total other income (expenses)              144,724            (29,549)

Loss before provision for income taxes            (266,410)          (201,441)
  Provision for income taxes
Net loss                                         $(266,410)        $ (201,441)

Net loss per common share                        $   (0.07)        $    (0.42)

Weighted average number of shares used in
  computing net (loss) per share                 3,939,055            481,378


Note: Earnings per share for the three months ended December 31, 2003 have been restated to reflect the one-for-twenty reverse stock split.

See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 30, 2004 AND 2003
(Unaudited)

                                                         2004           2003

Cash flows from operating activities:
  Net loss                                             $(266,410)    $(201,441)
Adjustments to reconcile net
  loss to net cash (used
  in) operating activities:
  Depreciation and amortization                              750           620
  Issuance of common stock for
    compensation                                         252,400             0
Changes in assets and liabilities:
  Prepaid and other assets                               (14,604)            0
  Accounts payable and accrued expenses                   15,041        37,460
Net cash (used in) operating activities                  (12,823)     (163,361)

Cash flows from investing activities:
  Mortgage receivables                                         0        (4,741)
  Lake Isle mortgage                                           0        64,086
Net cash provided by investing activities                      0        59,345

Cash flows from financing activities:
  Additional borrowings                                  110,808       182,281
  Reduction of debt - waiver of interest
   on convertible notes                                 (210,700)            0
  Issuance of common stock                                95,000             0
Net cash provided by (used in) financing activities       (4,892)      182,281

Increase (decrease) in cash and cash equivalents         (17,715)       78,265
Cash and cash equivalents balance, beginning
  of period                                               35,657        39,486
Cash and cash equivalents balance, end of period       $  17,942     $ 117,751


See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(Unaudited)

                                                      2004              2003

Conversion of Debt for
 Common Stock (Note 5)

Reduction of debt                                  $ 217,847         $       0
Issuance of common stock - par value                    (981)                0
Issuance of common stock - add. Paid in cap         (216,866)                0
Subtotal                                                   0                 0

Conversion of Debt for
 Common Stock (Note 5)

Reduction of debt                                    702,000                 0
Issuance of common stock - par value                  (4,599)                0
Issuance of common stock - add. Paid in cap         (697,401)                0
Subtotal                                                   0                 0

Issuance of Common Stock for
 Administrative & Consulting Fees (Note 6)

Administrative & consulting expense                  252,400                 0
Issuance of common stock - par value                  (1,262)                0
Issuance of common stock - add. Paid in cap         (251,138)                0
Subtotal                                                   0                 0

Total Non-Cash Operating, Investing
  and Financing Activities                         $       0         $       0

See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

Digital Imaging Resources, Inc. (the "Company") was incorporated under the laws of the State of Delaware on October 11, 1979. On November 8, 2004, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware, which effected a change in the Company's name from Dominion Resources, Inc.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2004 and September 30, 2004, the results of operations for the three months ended December 31, 2004 and 2003, and cash flows for the three months ended December 31, 2004 and 2003. Operating results for the three months ended December 31, 2004, are not necessarily indicative of the results, which may be expected for the year ending September 30, 2005. These statements should be read in conjunction with Form 10-KSB for fiscal 2004 which is on file with the Securities and Exchange Commission.

Note 2 - Going Concern:

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has sustained substantial losses in fiscal 2003 of $683,370 and its net income in fiscal 2004 in the amount of $91,918 arose out of a write down of a provision for income taxes made in an earlier fiscal year in the amount of $921,214 and not as a result of its operations in fiscal 2004. For the first quarter of fiscal 2005 the Company incurred a loss from operations of $411,134 and a net loss in the amount of $266,410. The Company had a working capital deficiency at December 31, 2004 and September 30, 2004 of $207,420 and $1,002,302,
respectively. The Company had negative cash flow from operations for the first quarter of fiscal 2005 and during the year ended September 30, 2004 in the amount of $12,823 and $886,272, respectively. As of December 31, 2004 and September 30, 2004, the Company's liabilities exceeded its assets by $331,259 and $1,332,096,respectively, which includes convertible notes with accrued interest in the aggregate amount of $77,939 and $892,359, respectively.

These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties of the Company's continued existence are: 1) to raise additional equity capital and 2) to develop a business plan which will generate positive operating cash flow. Management believes that these plans can be effectively implemented in the next twelve-month period. The Company's ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(Unaudited)

NOTE 3 - RECLASSIFICATION:

Certain fiscal 2004 items have been reclassified to conform with the fiscal 2005 presentation.

NOTE 4 - RELATED PARTY TRANSACTIONS:

On November 22, 2004, the Company had issued 481,000 shares of stock to Theodore
M. Swartwood, its President and chief executive officer. These shares were issued as compensation and in recognition of his efforts in assisting the Company in completing its recapitalization and the thresholds achieved by the Company in implementing its business plan.

Note 5 - Debt:

During the quarter ended December 31, 2004, the Company sold $44,500 principal amount of its convertible promissory notes convertible at a per share conversion price of $0.20 into 222,500 shares of Common Stock.

In November and December 2004, $702,000 principal amount of the Company's outstanding convertible notes, including the $44,500 principal amount of notes sold during the quarter ended December 31, 2004, was converted into an aggregate of 4,599,246 shares of the Company's Common Stock.

On January 7, 2005, Berkowitz Wolfman agreed to reduce the principal amount of the $417,221 of indebtedness owing to it as of September 30, 2004 by $217,221 to $200,000 in exchange for 981,276 shares of the Company's Common Stock effective as of December 31, 2004. The indebtedness, as amended, is due on December 31, 2006 and bears interest at 5% per annum. In the event the Company completes a minimum $3.0 million equity financing, the indebtedness is immediately payable.

Note 6 - Common Stock:

At an annual meeting of the Company's stockholders held on November 8, 2004, the Company's stockholders: 1) approved a proposal to reverse split the Company's shares of Common Stock on the basis that each twenty (20) shares became one share, 2) Approved proposals the effect of which was to authorize the Company to issue up to 25,000,000 shares of Common Stock, $0.001 par value per share, on a post reverse split basis, and up to 2,500,000 shares of undesignated Preferred Stock, $0.01 par value per share, and 3) approved a proposal to approve the adoption of a 2004 Stock Incentive Plan under which 1,000,000 shares (after reflecting a one-for-twenty reverse stock split) of the Company's Common Stock were received for issuance under the plan.

During the period November 10, 2004 through December 31, 2004, the Company sold 475,000 shares of Common Stock at a price of $0.20 per share.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(Unaudited)

Note 6 - Common Stock (continued):

During the quarter ended December 31, 2004, the Company's Board of Directors authorized the issuance of an aggregate of 1,262,000 shares to three persons for services rendered to the Company. The persons included Theodore M. Swartwood, the Company's President with respect to 481,000 shares, Geoffery Clark, an employee of the Company with respect to 300,000 shares and DataSync Engineering, a consultant to the Company with respect to 481,000 shares.

During the quarter ended December 31, 2004, the Company's Board of Directors authorized the issuance of options to purchase an aggregate of 110,000 shares exercisable at $0.20 per share. Of such options, options to purchase 110,000 shares vest in three annual installments. The options were issued to Maureen Cowell with respect to 10,000 shares, and William S. Clarke, an attorney for the Company, with respect to 100,000 shares.

During the quarter ended December 31, 2004, the Company sold $44,500 principal amount of its convertible promissory notes convertible at a per share conversion price of $0.20 into 222,500 shares of Common Stock.


Note 7 - Subsequent Events:

During the second quarter of fiscal 2005, the Company sold 875,000 shares of Common Stock at a price of $0.20 per share in transactions not registered under the Securities Act. The securities were sold by the Company to four persons each of whom represented that he was an "accredited investor" as defined in Rule 501(a) under Regulation D under the Securities Act. The transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D thereunder.

During the second quarter of fiscal 2005, $60,000 principal amount of the Company's outstanding convertible notes, was converted into an aggregate of 481,540 shares of the Company's Common Stock. The conversion transactions were not registered under the Securities Act by virtue of the exemption afforded by
Section 3(a)(9) of the Securities Act. The notes converted were sold in 2004 and were sold in transactions exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D thereunder.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The following discussions and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

Liquidity and Capital Resources

         During the fiscal quarter ended December 31, 2004, the Company had a net loss of $266,410. Included in the net loss is depreciation of $750 a non-cash expense. In addition, the net loss includes the expense related to the issuance during the quarter of 1,262,000 shares of common stock for compensation, valued for this purpose at $0.20 per share or $252,400.

         During the fiscal quarter ended December 31, 2004, changes in assets and liabilities included an increase in cash resulting from an increase in accounts payable and accrued liabilities of $15,041, offset by a decrease in cash resulting from an increase in prepaid expenses and other assets of $14,604. After reflecting the net changes in assets and liabilities, net cash used by operations was $12,823.

         During the fiscal quarter ended December 31, 2004, financing activities used net cash of $4,892 from the reduction of debt in the amount of $210,700 resulting from the waiver of accrued interest on the Company's Convertible Notes offset by additional loans in the principal amount of $44,500 and interest capitalized to debt in the amount of $66,308 and from the sale of Common Stock sold by the Company for proceeds of $95,000. The proceeds from the sale of the shares of Common Stock were used for further development and marketing of the Company's golf swing analysis system.

         Accordingly, during the fiscal quarter ended December 31, 2004, the Company's cash decreased by $17,715.

         Depending upon the market acceptance for the Swing Station system and the possible expanded scope of the Company's operations, the Company estimates that it may require up to an additional approximately $3.0 million through the end of the fiscal year ended September 30, 2005 to fund its intended level of operations, which funds it intends to seek to raise through a private sale of equity securities. Commencing in the quarter ended March 31, 2005, the Company exhibited the SwingStation system at the NYC Luxury Show and at the National PGA Merchandise Show in Florida. The Company commenced actively marketing the SwingStation system in the New York tri-state area during that period. The Company's marketing efforts are presently primarily devoted to seeking to lease machines to golfing facilities and provide systems as featured services for use at golf outings and other corporate events. The Company believes that its current inventory of systems is adequate to support these marketing and servicing activities. These marketing activities are being funded out of from the proceeds of the sale of securities in the first and second quarters of the fiscal year ended September 30, 2005. In addition to proceeds of $139,500 received from the private sale of its securities during the quarter ended December 31, 2004, the Company realized in January 2005 proceeds of $150,000 from the sale of 750,000 shares of stock sold in January and $25,000 from the sale of shares sold in December 2004. Additional systems needed to fulfill lease and other commitments will be manufactured in response to executed leases with the manufacturing cost presently intended to be financed. There can be no assurance that the Company will be successful in raising this additional capital or that its marketing efforts will be successful. In addition, there can be no assurance that the funds it has raised through January 2005 will be sufficient to meet the Company's requirements.

         In the event the Company engages in any further material transactions during the fiscal year ended September 30, 2005, it can be expected that it will require additional funds. At December 31, 2004, the Company had made no arrangements to obtain the funds it believes it will require through the remainder of the fiscal year ended September 30, 2005 and there can be no assurance that such funds can be obtained. The failure to obtain these funds may impair the ability of the Company to meet its business objectives. There can be no assurance that any financings undertaken will not result in further material dilution to the Company's existing stockholders.

 Results of Operations

Fiscal Quarter Ended December 31, 2004 Compared With Fiscal Quarter Ended December 31, 2003

         Total revenues were $-0- during both the fiscal quarters ended December 31, 2004 and December 31, 2003. Since April 2003, the Company has been engaged in efforts to develop, manufacture, market and sell a video capture golf swing analysis system. However, the Company has not realized any revenues from these activities.

         Other operations expenses were $71,351 in the quarter ended December 31, 2004 compared with $102,840 in the quarter ended December 31, 2003, for a decrease of $31,489. The decrease was primarily the result of reduced development costs in connection with the development of the Company's golf swing analysis system.

         General and administrative expenses were $339,033 during the quarter ended December 31, 2004 compared with $68,432 during the quarter ended December 31, 2003, for an increase of $270,601 primarily as a result of the issuance of an aggregate of 1,262,000 shares to three persons as compensation. The persons included Theodore M. Swartwood, the Company's President, Geoffery Clark, an employee of the Company, and DataSync Engineering, a consultant to the Company.

         Depreciation and amortization was $750 in the fiscal quarter ended December 31, 2004 compared to $620 in the fiscal quarter ended December 31, 2003. The decrease is primarily the result of additional furniture and equipment in fiscal 2005 as compared to fiscal 2004.

         Interest income was $0 in the fiscal quarter ended December 31, 2004, compared with $5,655 in the fiscal quarter ended December 31, 2003. The decrease was the result of the Company reserving interest income earned on its mortgage receivable for the three months ended December 31, 2004.

         Interest expense was $65,976 in the fiscal quarter ended December 31, 2004, compared with $35,204 in the fiscal quarter ended December 31, 2003. The increase of $30,772 was the result of additional Convertible Notes outstanding in the first fiscal quarter of 2005 compared to the first fiscal quarter of 2004 in the principal amount of $342,000, which notes bore interest at 25% per annum. The interest expense on the convertible notes was $150,589 in the fiscal year ended September 30, 2004. During the fiscal quarter ended December 31, 2004, such interest was waived and cancelled as a consequence of stockholders' approval of and the Company filing an amendment to its Certificate of Incorporation increasing its authorized shares to not less than 5.0 million shares (after reflecting a one-for-twenty reverse stock split) and the conversion of the notes into Common Stock. As a consequence of the waiver and cancellation of this interest, the amount of the accrued interest on the convertible notes through December 31, 2004 was treated as other income of $210,700 during the quarter ended December 31, 2004.

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


The Company Has No Current Revenues. The Company has no current source of revenue. The Company has no significant assets or financial resources. Prior to commencement of the Company's current Swing Station System development activities in mid-2003, all material operations were discontinued in September 1999. The Company had no revenues in the fiscal quarter ended December 31, 2004 or in the fiscal years ended September 30, 2004 and September 30, 2003. It had a net loss from operations of $411,134 and a net loss of $266,410 for the fiscal quarter ended December 31, 2004. It had a net loss of $683,370 in the fiscal year ended September 30, 2003. The Company's net loss in the quarter ended December 31, 2004 was reduced by the other income of $210,700 resulting from the waiver and cancellation during the quarter of interest on convertible notes. The Company's net income in 2004 was the result of the write down of $921,214 of a provision for a potential income tax liability made in a prior fiscal year. The Company's future is currently dependent upon its ability to successfully complete the development and marketing of its Swing Station System for golfers. There is a risk that the Company will be unable to continue as a going concern. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, until such time as it can develop material revenues from its Swing Station System. This can be expected to result in the Company incurring net operating losses for the foreseeable future. There can be no assurance that the Company can successfully market its Swing Station System and develop material revenues.

There are Questions As to the Company's Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions. The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has sustained substantial losses in the fiscal quarter ended December 31, 2004 and in the fiscal years ended September 30, 2003 of $266,410 and $683,370, respectively, and its net income in fiscal 2004 arose out of a write down of a provision for income taxes made in an earlier fiscal year and not as a result of its operations in fiscal 2004. The Company had a working capital deficiency at December 31, 2004 of $207,420. The Company had a negative cash flow from operations in the fiscal quarter ended December 31, 2004 and in the years ended September 30, 2004 and 2003 in the amount of $12,823, $886,272 and $187,425, respectively. All the foregoing factors lead to questions concerning the Company's ability to meet its obligations as they come due. The Company has a need for substantial funds to develop and market its SwingStation system. The Company has financed its activities using private debt and equity financings, and it has no line of credit or other financing agreement providing borrowing availability with a commercial lender. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company's assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. The Company's ability to continue as a going concern is dependent upon the availability of adequate sources of capital and the ability to manufacture, market and realize revenues and cash flow from its SwingStation system.

         The independent accountants' report on the Company's financial statements as of and for the year ended September 30, 2004 includes an explanatory paragraph which states that the Company has no material revenues, has suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

There are Risks Related to Marketing "Swing Station and the Company Has Made No Analysis of the Market Demand for such a System." The Company in mid-2003 redirected its activities into the development and marketing of a golf swing video capture and analysis system named the "Swing Station." The Company has conducted limited market analysis of the demand for the system to support its business plans, primarily through attendance at trade shows in January 2005. There can be no assurance that the Company will be successful in marketing and developing material revenues and operating income from these activities. In the event the Company fails to develop material revenues from this system, it has no other products or activities from which it can derive material revenues. The failure of the Company to develop material revenues from the SwingStation system can be expected to result in the Company being unsuccessful.

The Company's Activities Are Conducted With a Limited Staff. At present, the Company's marketing efforts are conducted primarily by its President and one other person employed on a full time basis. The Company has not employed any salesmen as of December 31, 2004. There can be no assurance that this staff will be adequate to pursue the necessary marketing activities to develop material revenues. In the event that either or both of such persons should become unavailable to the Company, the Company's operations would be materially adversely affected.

The Company Will Need Additional Capital to Pursue its Business Plans and It May be Unable to Raise that Capital. The Company had cash of $17,942 and liabilities of $487,109 including current liabilities of $276,593 as of December 31, 2004. The Company used and intends to use the additional funds raised during the three months ended December 31, 2004 and in January 2005 primarily for the marketing of its Swing Station System as well as related development and manufacturing activities. The Company expects to require further additional financing in order to fund the production, manufacture and marketing of its Swing Station System.

         Depending upon the market acceptance for the Swing Station system and the possible expanded scope of the Company's operations, the Company estimates that it may require up to an additional approximately $3.0 million through the end of the fiscal year ended September 30, 2005 to fund its intended level of operations, which funds it intends to seek to raise through a private sale of equity securities. At December 31, 2004, the Company had made no arrangements to obtain the funds it believes it will require through the remainder of the fiscal year ended September 30, 2005 and there can be no assurance that such funds can be obtained. The Company intends to seek such funds from further sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives. Any such transactions may result in material dilution to the Company's existing stockholders. In the event the Company engages in any further material transactions during the fiscal year ended September 30, 2005, it can be expected that it will require additional funds.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

         Securities Sold Without Registration During the Quarter Ended December 31, 2004. During the quarter ended December 31, 2004, the Company sold the following securities without registration under the Securities Act of 1933, as amended, (the "Securities Act"):

         1. During the quarter ended December 31, 2004, the Company sold $44,500 principal amount of its convertible promissory notes convertible at a per share conversion price of $0.20 into 222,500 shares of Common Stock. The convertible notes were sold in transactions not registered under the U.S. Securities Act of 1933, as amended (the "Securities Act"). The securities were sold by the Company to two persons each of whom represented that he was an "accredited investor" as defined in Rule 501(a) under Regulation D under the Securities Act. The transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D thereunder. No underwriter participated in the transactions. The total offering price and the consideration received by the Registrant from the sale of the notes was $44,500 during the fiscal quarter ended December 31, 2004.

         2. In November and December 2004, $702,000 principal amount of the Company's outstanding convertible notes, including the $44,500 principal amount of notes sold during the quarter ended December 31, 2004, was converted into an aggregate of 4,599,246 shares of the Company's Common Stock. The conversion transactions were not registered under the Securities Act by virtue of the exemption afforded by Section 3(a)(9) of the Securities Act. The notes converted were sold on various dates during 2003 and 2004 and were sold in transactions exempt from the registration requirements of the Securities Act by virtue of
Section 4(2) thereof and Regulation D thereunder. No underwriter participated in the conversion transactions. The conversion of $702,000 principal amount of the notes into 4,599,246 shares of the Company's Common Stock was previously reported in the Company's Current Report on Form 8-K/A for November 8, 2004.

         3. During the period November 10, 2004 through December 31, 2004, the Company sold 600,000 shares of Common Stock at a price of $0.20 per share in transactions not registered under the Securities Act. The securities were sold by the Company to seven persons each of whom represented that he was an "accredited investor" as defined in Rule 501(a) under Regulation D under the Securities Act. The transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D thereunder. No underwriter participated in the transactions. The total offering price and the consideration received by the Registrant from the sale of the shares was $95,000 during the fiscal quarter ended December 31, 2004 and the remaining $25,000 was received in January 2005.

         4. During the quarter ended December 31, 2004, the Company's Board of Directors authorized the issuance of an aggregate of 1,262,000 shares to three persons as compensation and in recognition of their efforts in assisting the Company in completing its recapitalization and the thresholds achieved by the Company in implementing its business plan. The persons included Theodore M. Swartwood, the Company's President, Geoffery Clark, an employee of the Company, and DataSync Engineering, a consultant to the Company. The issuances of the shares were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

         5. During the quarter ended December 31, 2004, the Company's Board of Directors authorized the issuance of options to purchase an aggregate of 110,000 shares exercisable at $0.20 per share. Of such options, options to purchase 110,000 shares vest in three annual installments. The options were issued to Maureen Cowell with respect to 10,000 shares, and William S. Clarke, an attorney for the Company, with respect to 100,000 shares. The issuances of the options were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

      6. On January 7, 2005, Berkowitz Wolfman and the Company agreed to reduce the principal amount of the $417,221 of indebtedness owing to Berkowitz Wolfman as of September 30, 2004 by $217,221 to $200,000 in exchange for 981,276 shares of the Company's Common Stock effective as of December 31, 2004. The issuance of the shares was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.


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

                           32.1 Certification of President and Principal Executive Officer Pursuant to Rule 13a-14(a)

                           32.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

                           33.1 Certification of President and Principal Executive Officer Pursuant to Section 1350 (Furnished but not filed)

                           33.2 Certification of Principal Financial Officer Pursuant to Section 1350 (Furnished but not filed).


         (b) Reports on Form 8-K

                  The Registrant did not file any current reports on Form 8-K during the quarter ended December 31, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DIGITAL IMAGING RESOURCES INC.

Dated:  February 21, 2005             By:   /s/ Theodore M. Swartwood
                                      Theodore M. Swartwood
                                      President and Chief Executive Officer

Dated:  February 21, 2005             By:   /s/ Joseph R. Bellantoni
                                      Joseph R. Bellantoni
                                      Vice President and Chief Financial Officer