Form 10QSB
period 2005-03-31
DOMINION RESOURCES INC /DE/
filed 2005-05-23
CIK 314712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                               Yes |X|     No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

        Class - Common Stock, $0.001 par value          9,154,460 shares
                           Outstanding at May 1, 2005

                 DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
                FORMERLY DOMINION RESOURCES INC AND SUBSIDIARIES
                                   FORM 10-QSB
                          QUARTER ENDED March 31, 2005

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


Condensed consolidated balance sheets                               3-4

Condensed consolidated statements of operations                     5-6

Condensed consolidated statements of cash flows                     7-8

Notes to condensed consolidated financial statements               9-11

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.                                 12

Item 3. Controls and Procedures                                      17


                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer
Purchases of Equity Securities                                       18

Item 6. Exhibits and Reports on Form 8-K                             19

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS




                                                  March 31,     September 30,
                                                  2005          2004
                                                  (Unaudited)   (See note below)
Current assets:
Cash and cash equivalents                          $  4,081     $ 35,657
Investment in marketable securities                       6            6
Prepaid and other assets                             43,013       36,621
     Total current assets                            47,100       72,284

Property, equipment, furniture and fixtures,
   net of accumulated depreciation and
   amortization                                      15,409       16,909

Other assets:

Mortgage receivables                                 70,443       70,443
Security deposit                                         75           75
     Total other assets                              70,518       70,518
     Total assets                                  $133,027     $159,711


Note: The balance sheet at September 30, 2004, has been taken from the audited financial statements at that date and condensed.


See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                  March 31,     September 30,
                                                  2005          2004
                                                  (Unaudited)   (See note below)
Current Liabilities:
 Accounts payable and accrued liabilities         $   160,692   $   127,227
 Debt, current portion                                 57,777       947,359
          Total current liabilities                   218,469     1,074,586

Long-term liabilities:
 Debt, net of current maturities                      223,498       417,221
         Total long-term liabilities                  223,498       417,221

Commitments and Contingencies:

Stockholders' deficit:
 Common stock, $0.001 par value; authorized
 - 25,000,000 Shares; issued and outstanding
 - 9,154,460 shares at March 31, 2005
   and 481,378 shares at September 30, 2004,
   respectively                                         9,155           481
 Additional paid-in-capital                         8,859,438     7,376,382
 Accumulated deficit                               (7,728,411)   (7,259,837)
 Accumulated Other Comprehensive Loss                 (48,209)      (48,209)
 Less: 67,532 shares held in treasury
  at March 31, 2005 and September 30, 2004         (1,400,913)   (1,400,913)
          Total stockholders' deficit                (308,940)   (1,332,096)

          Total liabilities and
            stockholders' deficit                 $   133,027   $   159,711



Note: The balance sheet at September 30, 2004, has been taken from the audited financial statements at that date and condensed.


See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)


                                                        2005            2004
Revenues:
 Other revenue                                     $         0      $         0
       Total revenues                                        0                0

Expenses:
 Other operations                                      131,776          171,921
 General and administrative expenses                   492,981          174,580
 Depreciation and amortization                           1,500            1,241
       Total expenses                                  626,257          347,742

Loss from operations                                  (626,257)        (347,742)

Other income (expenses):
 Interest income                                             0            9,301
 Interest expense                                      (17,672)         (22,357)
 Interest expense - Convertible Notes                  (54,095)         (57,577)
 Waiver and cancellation of
   interest - Convertible Notes                        229,450                0
        Total other income (expenses)                  157,683          (70,633)

Loss before provision for income taxes                (468,574)        (418,375)
  Provision for income taxes                                 0                0
Net loss                                           $  (468,574)     $  (418,375)

Net loss per common share                          $     (0.08)     $     (0.87)

Weighted average number of shares used in
  computing net (loss) per share                     6,247,098          481,378


Note: Earnings per share for the six months ended March 31, 2004 have been restated to reflect the one-for-twenty reverse stock split.


See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)


                                                       2005             2004
Revenues:
 Other revenue                                     $         0      $         0
       Total revenues                                        0                0

Expenses:
 Other operations                                       60,425           69,081
 General and administrative expenses                   153,948          106,148
 Depreciation and amortization                             750              621
       Total expenses                                  215,123          175,850

Loss from operations                                  (215,123)        (175,850)

Other income (expenses):
 Interest income                                             0            3,646
 Interest expense                                       (4,980)         (12,620)
 Interest expense - Convertible Notes                     (811)         (32,110)
 Waiver and cancellation of
   interest - Convertible Notes                         18,750                0
        Total other income (expenses)                   12,959          (41,084)

Loss before provision for income taxes                (202,164)        (216,934)
  Provision for income taxes                                 0                0
Net loss                                           $  (202,164)     $  (216,934)

Net loss per common share                          $     (0.02)     $     (0.45)

Weighted average number of shares used in
  computing net (loss) per share                     8,927,350          481,378


Note: Earnings per share for the three months ended March 31, 2004 have been restated to reflect the one-for-twenty reverse stock split.


See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)


                                                            2005         2004
Cash flows from operating activities:
  Net loss                                              $(468,574)    $(418,375)
Adjustments to reconcile net
  loss to net cash (used
  in) operating activities:
  Depreciation and amortization                             1,500         1,241
  Issuance of common stock for
    compensation                                          252,400             0
Changes in assets and liabilities:
  Prepaid and other assets                                 (6,392)      (15,594)
  Accounts payable and accrued expenses                    33,465        50,363
Net cash (used in) operating activities                  (187,601)     (483,091)

Cash flows from investing activities:
  Mortgage receivables                                          0        (6,287)
  Lake Isle mortgage                                            0        81,692
Net cash provided by investing activities                       0        75,405

Cash flows from financing activities:
  Additional borrowings                                   115,475       377,329
  Reduction of debt - waiver of interest
   on convertible notes                                  (229,450)            0
  Issuance of common stock                                270,000             0
Net cash provided by financing activities                 156,025       377,329

Decrease in cash and cash equivalents                     (31,576)      (30,357)
Cash and cash equivalents balance, beginning
  of period                                                35,657        39,486
Cash and cash equivalents balance, end of period        $   4,081     $   9,129


See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
SIX MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)


                                                          2005           2004
Conversion of Debt for
 Common Stock (Note 5)

Reduction of debt                                      $ 217,847      $       0
Issuance of common stock - par value                        (981)             0
Issuance of common stock - add. Paid in cap             (216,866)             0
Subtotal                                                       0              0

Conversion of Debt for
 Common Stock (Note 5)

Reduction of debt                                        762,000              0
Issuance of common stock - par value                      (5,081)             0
Issuance of common stock - add. Paid in cap             (756,919)             0
Subtotal                                                       0              0

Issuance of Common Stock for
 Administrative & Consulting Fees (Note 6)

Administrative & consulting expense                      252,400              0
Issuance of common stock - par value                      (1,262)             0
Issuance of common stock - add. Paid in cap             (251,138)             0
Subtotal                                                       0              0

Assignment of Mortgage Receivable for partial
         Settlement of debt:

Reduction in accrued liabilities                               0        144,853
Assignment of mortgage receivable                              0       (144,853)
Subtotal                                                       0              0

Total Non-Cash Operating, Investing
  and Financing Activities                             $       0      $       0


See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

Digital Imaging Resources, Inc. (the "Company") was incorporated under the laws of the State of Delaware on October 11, 1979. On November 8, 2004, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware, which effected a change in the Company's name from Dominion Resources, Inc.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005 and September 30, 2004, the results of operations for the six and three months ended March 31, 2005 and 2004, and cash flows for the six and three months ended March 31, 2005 and 2004. Operating results for the six and three months ended March 31, 2005, are not necessarily indicative of the results, which may be expected for the year ending September 30, 2005. These statements should be read in conjunction with Form 10-KSB for fiscal 2004 which is on file with the Securities and Exchange Commission.

Note 2 - Going Concern:

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has sustained substantial losses in fiscal 2003 of $683,370 and its net income in fiscal 2004 in the amount of $91,918 arose out of a write down of a provision for income taxes made in an earlier fiscal year in the amount of $921,214 and not as a result of its operations in fiscal 2004. For the first six months of fiscal 2005 the Company incurred a loss from operations of $626,257 and a net loss in the amount of $468,574. The Company had a working capital deficiency at March 31, 2005 and September 30, 2004 of $171,369 and $1,002,302, respectively. The Company had negative cash flow from operations for the six months of fiscal 2005 and during the year ended September 30, 2004 in the amount of $187,601 and $886,272, respectively. As of March 31, 2005 and September 30, 2004, the Company's liabilities exceeded its assets by $308,940 and $1,332,096, respectively, which includes convertible notes with accrued interest in the aggregate amount of $0 and $892,359, respectively.

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

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)


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

During the second quarter of fiscal 2005, $60,000 principal amount of the Company's outstanding convertible notes, was converted into an aggregate of 481,540 shares of the Company's Common Stock. The conversion transactions were not registered under the Securities Act by virtue of the exemption afforded by
Section 3(a)(9) of the Securities Act. The notes converted were sold in 2005 and were sold in transactions exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D thereunder.

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

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

Note 6 - Common Stock (continued):

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

During the quarter ended December 31, 2004, the Company's Board of Directors authorized the issuance of options to purchase an aggregate of 110,000 shares exercisable at $0.20 per share. Of such options, options to purchase 110,000 shares vest in SIX annual installments. The options were issued to Maureen Cowell with respect to 10,000 shares, and William S. Clarke, an attorney for the Company, with respect to 100,000 shares.

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

Liquidity and Capital Resources

         The Company had no revenues during the six months ended March 31, 2005 and March 31, 2004. At March 31, 2005, the Company had cash of $4,081 and accounts payable and accrued liabilities of $160,692 and current liabilities of $218,469..

         During the first six months of fiscal 2005, the Company had a net loss of $468,574. Included in the net loss is depreciation of $1,500 a non-cash expense. In addition, the net loss includes the expense related to the issuance during the first six months of fiscal 2005 of 1,262,000 shares of common stock for compensation, valued for this purpose at $0.20 per share or $252,400.

         During the first six months of fiscal 2005, changes in assets and liabilities included an increase in cash resulting from an increase in accounts payable and accrued liabilities of $33,465, offset by a decrease in cash resulting from an increase in prepaid expenses and other assets of $6,392. After reflecting the net changes in assets and liabilities, net cash used by operations was $187,601.

         During the first six months of fiscal 2005, financing activities provided net cash of $156,025 from the reduction of debt in the amount of $229,450 resulting from the waiver of accrued interest on the Company's Convertible Notes offset by additional loans in the principal amount of $44,500 and interest capitalized to debt in the amount of $70,975 and from the sale of Common Stock sold by the Company for proceeds of $270,000. The proceeds from the sale of the shares of Common Stock were used for further development and marketing of the Company's golf swing analysis system.

         Accordingly, during the first six months of fiscal 2005, the Company's cash decreased by $31,576.

         Commencing in the quarter ended March 31, 2005, the Company exhibited the SwingStation system at the NYC Luxury Show and at the National PGA Merchandise Show in Florida. The Company commenced actively marketing the SwingStation system in the New York tri-state area during that period. The Company's marketing efforts are presently primarily devoted to seeking to lease machines to golfing facilities and provide systems as featured services for use at golf outings and other corporate events. The Company believes that its current inventory of systems is adequate to support these marketing and servicing activities. These marketing activities are being funded primarily out of from the proceeds of the sale of securities in the first and second quarters of the fiscal year ended September 30, 2005and also, to a limited extent, from current operating revenues realized in the months of April and May 2005. In addition to proceeds of $139,500 received from the private sale of its securities during the quarter ended December 31, 2004, the Company realized in January 2005 proceeds of $150,000 from the sale of 750,000 shares of stock sold in January and $25,000 from the sale of shares sold in December 2004. Additional systems needed to fulfill lease and other commitments will be manufactured in response to executed leases with the manufacturing cost presently intended to be financed. There can be no assurance that the Company will be successful in raising this additional capital or that its marketing efforts will be successful

         Depending upon the market acceptance for the Swing Station system and the possible expanded scope of the Company's operations, the Company estimates that it may require up to an additional approximately $3.0 million through the end of the fiscal year ended September 30, 2005 to fund its intended level of operations, which funds it intends to seek to raise through a private sale of equity securities. In the event the Company engages in any further material transactions during the fiscal year ended September 30, 2005, it can be expected that it will require additional funds. At March 31, 2005, the Company had made no arrangements to obtain the funds it believes it will require through the remainder of the fiscal year ended September 30, 2005 and there can be no assurance that such funds can be obtained. The failure to obtain these funds may impair the ability of the Company to meet its business objectives and remain in operation. There can be no assurance that the Company's current limited capital available will not cause it to curtail its operations. There can be no assurance that any financings undertaken will not result in further material dilution to the Company's existing stockholders.

 Results of Operations

Fiscal Quarter Ended March 31, 2005 Compared With Fiscal Quarter Ended March 31, 2004

         Total revenues were $-0- during both the first six months of fiscal 2005 and 2004. Since April 2004, the Company has been engaged in efforts to develop, manufacture, market and sell a video capture golf swing analysis system. However, the Company has not realized any revenues from these activities.

         Other operations expenses were $ 131,776 during the first six months of fiscal 2005 compared with $ 171,921 during the first six months of fiscal 2004, for a decrease of $ 40,145. The decrease was primarily the result of reduced development costs in connection with the development of the Company's golf swing analysis system.

         General and administrative expenses were $ 492,981 during the first six months of fiscal 2005 compared with $ 174,580 during the first six months of fiscal 2004, for an increase of $ 318,401 primarily as a result of the issuance of an aggregate of 1,262,000 shares to three persons as compensation. The persons included Theodore M. Swartwood, the Company's President, Geoffery Clark, an employee of the Company, and DataSync Engineering, a consultant to the Company.

         Depreciation and amortization was $ 1,500 during the first six months of fiscal 2005 compared to $ 1,241 during the first six months of fiscal 2004. The increase is primarily the result of additional furniture and equipment in fiscal 2005 as compared to fiscal 2004.

         Interest income was $0 during the first six months ended March 31, 2005, compared with $ 9,301 in the fiscal quarter ended March 31, 2004. The decrease was the result of the Company reserving interest income earned on its mortgage receivable for the six months ended March 31, 2005.

         Interest expense was $ 71,767 during the first six months of fiscal 2005, compared with $ 79,934 during the first six months of fiscal 2004. The decrease of $8,167 was the result of the conversion of Convertible Notes in the first and second fiscal quarters of fiscal 2005, which notes bore interest at 25% per annum. The interest expense on the convertible notes was $150,589 in the fiscal year ended September 30, 2004. During the first six months of fiscal 2005, such interest was waived and cancelled as a consequence of stockholders' approval of and the Company filing an amendment to its Certificate of Incorporation increasing its authorized shares to not less than 5.0 million shares (after reflecting a one-for-twenty reverse stock split) and the conversion of the notes into Common Stock. As a consequence of the waiver and cancellation of this interest, the amount of the accrued interest on the convertible notes through March 31, 2005 was treated as other income of $229,450 during the first six months of fiscal 2005.

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

The Company Has No Current Revenues and Has a Severe Shortage of Capital. The Company has no current source of revenue. The Company has no significant assets or financial resources. The Company had no revenues during the six months ended March 31, 2005 and March 31, 2004. At March 31, 2005, the Company had cash of $4,081 and accounts payable and accrued liabilities of $160,692 and current liabilities of $218,469.

Prior to commencement of the Company's current Swing Station System development activities in mid-2004, all material operations were discontinued in September 1999. The Company had no revenues during the first six months of fiscal 2005 or in the fiscal years ended September 30, 2004 and September 30, 2003. It had a net loss from operations of $626,257 and a net loss of $468,574 during the first six months of fiscal 2005. It had a net loss of $683,370 in the fiscal year ended September 30, 2003. The Company's net loss during the first six months of fiscal 2005 was reduced by the other income of $229,450 resulting from the waiver and cancellation during the quarter of interest on convertible notes. The Company's net income in 2004 was the result of the write down of $921,214 of a provision for a potential income tax liability made in a prior fiscal year. The Company's future is currently dependent upon its ability to successfully complete the development and marketing of its Swing Station System for golfers. There is a risk that the Company will be unable to continue as a going concern. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, until such time as it can develop material revenues from its Swing Station System. This can be expected to result in the Company incurring net operating losses for the foreseeable future. There can be no assurance that the Company can successfully market its Swing Station System and develop material revenues.

There are Questions As to the Company's Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions. The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has sustained substantial losses during the first six months of fiscal 2005 and in the fiscal years ended September 30, 2004 of $468,574 and $683,370, respectively, and its net income in fiscal 2004 arose out of a write down of a provision for income taxes made in an earlier fiscal year and not as a result of its operations in fiscal 2005. The Company had a working capital deficiency at March 31, 2005 of $171,369. The Company had a negative cash flow from operations during the first six months of fiscal 2005 and in the years ended September 30, 2005 and 2004 in the amount of $187,601, $886,272 and $187,425, respectively.
All the foregoing factors lead to questions concerning the Company's ability to meet its obligations as they come due. The Company has a need for substantial funds to develop and market its SwingStation system. The Company has financed its activities using private debt and equity financings, and it has no line of credit or other financing agreement providing borrowing availability with a commercial lender. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company's assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. The Company's ability to continue as a going concern is dependent upon the availability of adequate sources of capital and the ability to manufacture, market and realize material revenues and cash flow from its SwingStation system.

         The independent accountants' report on the Company's financial statements as of and for the year ended September 30, 2004 includes an explanatory paragraph which states that the Company has no material revenues, has suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

There are Risks Related to Marketing "Swing Station and the Company Has Made No Analysis of the Market Demand for such a System." The Company in mid-2004 redirected its activities into the development and marketing of a golf swing video capture and analysis system named the "Swing Station." The Company has conducted limited market analysis of the demand for the system to support its business plans, primarily through attendance at trade shows in January 2005. There can be no assurance that the Company will be successful in marketing and developing material revenues and operating income from these activities. In the event the Company fails to develop material revenues from this system, it has no other products or activities from which it can derive material revenues. The failure of the Company to develop material revenues from the SwingStation system can be expected to result in the Company being unsuccessful.

The Company's Activities Are Conducted With a Limited Staff. At present, the Company's marketing efforts are conducted primarily by its President. The Company has not employed any salesmen as of March 31, 2005, however, two salesmen are employed on a commission basis to market the Company's system. The Company's outing services are also marketed in New Jersey by two golf resorts and a golf management company. There can be no assurance that this staff will be adequate to pursue the necessary marketing activities to develop material revenues. In the event that either or both of such persons should become unavailable to the Company, the Company's operations would be materially adversely affected.

The Company Will Need Additional Capital to Pursue its Business Plans and It May be Unable to Raise that Capital. The Company had cash of $4,081 and liabilities of $441,967 including current liabilities of $218,469 as of March 31, 2005. The Company used and intends to use the additional funds raised during the six months ended March 31, 2005 primarily for the marketing of its Swing Station System as well as related development and manufacturing activities. The Company expects to require further additional financing in order to fund the production, manufacture and marketing of its Swing Station System.

         Depending upon the market acceptance for the Swing Station system and the possible expanded scope of the Company's operations, the Company estimates that it may require up to an additional approximately $3.0 million through the end of the fiscal year ended September 30, 2005 to fund its intended level of operations, which funds it intends to seek to raise through a private sale of equity securities. At March 31, 2005, the Company had made no arrangements to obtain the funds it believes it will require through the remainder of the fiscal year ended September 30, 2005 and there can be no assurance that such funds can be obtained. The Company intends to seek such funds from further sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives. Any such transactions may result in material dilution to the Company's existing stockholders. In the event the Company engages in any further material transactions during the fiscal year ended September 30, 2005, it can be expected that it will require additional funds.

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

                                     PART II
                                OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

         Securities Sold Without Registration During the Quarter Ended March 31, 2005. During the quarter ended March 31, 2005, the Company sold the following securities without registration under the Securities Act of 1933, as amended, (the "Securities Act"):

         1. During the quarter ended March 31, 2005, $60,000 principal amount of the Company's outstanding convertible notes was converted into an aggregate of 481,541 shares of the Company's Common Stock. The conversion transactions were not registered under the Securities Act by virtue of the exemption afforded by
Section 3(a)(9) of the Securities Act. No underwriter participated in the conversion transactions.

         2. During the quarter ended March 31, 2005, the Company sold 875,000 shares of Common Stock at a price of $0.20 per share in transactions not registered under the Securities Act. The securities were sold by the Company to four persons each of whom represented that he was an "accredited investor" as defined in Rule 501(a) under Regulation D under the Securities Act. The transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D thereunder. No underwriter participated in the transactions. The total offering price and the consideration received by the Registrant from the sale of the shares during the fiscal quarter ended March 31, 2005 was $175,000.

      3. During the quarter ended March 31, 2005, Berkowitz Wolfman and the Company agreed to reduce the principal amount of the $417,221 of indebtedness owing to Berkowitz Wolfman as of September 30, 2004 by $217,221 to $200,000 in exchange for 981,276 shares of the Company's Common Stock effective as of December 31, 2004. The issuance of the shares was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.


Item 6.  Exhibits


Exhibit Number    Description

     31.1 Certification of President and Principal Executive Officer Pursuant to Rule 13a-14(a)
     31.2         Certification of Principal Financial Officer Pursuant to
                  Rule 13a-14(a)
     32.1 Certification of President and Principal Executive Officer Pursuant to Section 1350 (Furnished but not filed)
     32.2         Certification of Principal Financial Officer Pursuant to
                  Section 1350 (Furnished but not filed).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DIGITAL IMAGING RESOURCES INC.


Dated: May 19, 2005           By: /s/ Theodore M. Swartwood
                                  Theodore M. Swartwood
                                  President and Chief Executive Officer




Dated: May 19, 2005           By: /s/ Joseph R. Bellantoni
                                  Joseph R. Bellantoni
                                  Vice President and Chief Financial Officer