Form 10QSB
period 2005-06-30
DOMINION RESOURCES INC /DE/
filed 2005-08-22
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class - Common Stock, $0.001 par value     9,154,460 shares
Outstanding at August 1, 2005

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC AND SUBSIDIARIES
FORM 10-QSB
QUARTER ENDED June 30, 2005

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

The attached unaudited financial statements of Digital Imaging Resources Inc. formerly Dominion Resources Inc. and its wholly owned subsidiaries (the “Company”) reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

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

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30,	September 30,
	2005	2004
	(Unaudited)	(See note below)
Current assets:
Cash and cash equivalents	$3,259	$35,657
Investment in marketable securities	6	6
Accounts Receivable	18,159	0
Inventory	23,582	36,621
Total current assets	45,006	72,284

Property, equipment, furniture and fixtures,
net of accumulated depreciation and
amortization	14,659	16,909

Other assets:

Mortgage receivables	0	70,443
Security deposit	75	75
Total other assets	75	70,518
Total assets	$59,740	$159,711

Note: The balance sheet at September 30, 2004, has been taken from the audited financial statements at that date and condensed.

See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30,	September 30,
	2005	2004
	(Unaudited)	(See note below)
Current Liabilities:
Accounts payable and accrued liabilities	$184,089	$127,227
Debt, current portion	59,167	947,359
Total current liabilities	243,256	1,074,586

Long-term liabilities:
Debt, net of current maturities	228,464	417,221
Total long-term liabilities	228,464	417,221

Commitments and Contingencies:

Stockholders'deficit:
Common stock, $0.001 par value; authorized
- 25,000,000 Shares; issued and outstanding
- 9,154,460 shares at June 30, 2005
and 481,378 shares at September 30, 2004,
respectively	9,155	481
Additional paid-in-capital	8,859,438	7,376,382
Accumulated deficit	(7,831,451)	(7,259,837)
Accumulated Other Comprehensive Loss	(48,209)	(48,209)
Less: 67,532 shares held in treasury
at June 30, 2005 and September 30, 2004	(1,400,913)	(1,400,913)
Total stockholders' deficit	(411,980)	(1,332,096)

Total liabilities and
stockholders' deficit	$59,740	$159,711

Note: The balance sheet at September 30, 2004, has been taken from the audited financial statements at that date and condensed.

See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004
Revenues:
System sales	$32,500	$0
Fee revenue	8,171	0
Total revenues	40,671	0

Cost of goods sold	16,008	0

Gross profit	24,663	0

Expenses:
Other operations	171,127	233,100
General and administrative expenses	555,729	235,316
Depreciation and amortization	2,250	1,861
Total expenses	729,106	470,277

Loss from operations	(704,443)	(470,277)

Other income (expenses):
Interest income	0	12,727
Interest expense	(22,083)	(35,428)
Interest expense - Convertible Notes	(54,095)	(98,064)
Loss on sale of Ricex common stock	0	(828)
Loss on sale of mortgage receivable	(20,443)	0
Waiver and cancellation of
interest - Convertible Notes	229,450	0
Total other income (expenses)	132,829	(121,593)

Loss before provision for income taxes	(571,614)	(591,870)
Provision for income taxes	0	(921,214)
Net loss	$(571,614)	$329,344

Net loss per common share	$(0.08)	$0.68

Weighted average number of shares used in
computing net (loss) per share	7,314,942	481,378

Note: Earnings per share for the nine months ended June 30, 2004 have been restated to reflect the one-for-twenty reverse stock split.

See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004
Revenues:
System sales	$32,500	$0
Fee revenue	8,171
Total revenues	40,671	0

Cost of goods sold	16,008	0

Gross profit	24,663	0

Expenses:
Other operations	39,351	61,179
General and administrative expenses	62,748	60,736
Depreciation and amortization	750	620
Total expenses	102,849	122,535

Loss from operations	(78,186)	(122,535)

Other income (expenses):
Interest income	0	3,426
Interest expense	(4,411)	(13,654)
Interest expense - Convertible Notes	0	(39,904)
Loss on sale of Ricex common stock	0	(828)
Loss on sale of mortgage receivable	(20,443)	0
Waiver and cancellation of
interest - Convertible Notes	0	0
Total other income (expenses)	(24,854)	(50,960)

Loss before provision for income taxes	(103,040)	(173,495)
Provision for income taxes	0	(921,214)
Net loss	$(103,040)	$747,719

Net loss per common share	$(0.01)	$1.55

Weighted average number of shares used in
computing net (loss) per share	9,154,460	481,378

Note: Earnings per share for the three months ended June 30, 2004 have been restated to reflect the one-for-twenty reverse stock split.

See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(571,614)	$329,344
Adjustments to reconcile net
loss to net cash (used
in) operating activities:
Depreciation and amortization	2,250	1,861
Loss on sale of Ricex common stock	0	828
Loss on sale of mortgage receivable	20,443	0
Issuance of common stock for
Compensation	252,400	0
Changes in assets and liabilities:
Accounts Receivable	(18,159)	0
Inventory	13,039	(36,550)
Accounts payable and accrued expenses	56,862	(957,187)
Net cash (used in) operating activities	(244,779)	(661,704)

Cash flows from investing activities:
Proceeds from Sale of mortgage receivable	50,000	0
Mortgage receivable - advances	0	(6,287)
Sale of Ricex common stock	0	6,502
Lake Isle mortgage	0	78,265
Net cash provided by investing activities	50,000	78,480

Cash flows from financing activities:
Additional borrowings	121,831	558,105
Reduction of debt - waiver of interest
on convertible notes	(229,450)	0
Issuance of common stock	270,000	0
Net cash provided by financing activities	162,381	558,105

Decrease in cash and cash equivalents	(32,398)	(25,119)
Cash and cash equivalents balance, beginning
of period	35,657	39,486
Cash and cash equivalents balance, end of period	$3,259	$14,367

See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004

Conversion of Debt for
Common Stock (Note 5)

Reduction of debt	$217,847	$0
Issuance of common stock - par value	(981)	0
Issuance of common stock - add. Paid in cap.	(216,866)	0
Subtotal	0	0

Conversion of Debt for
Common Stock (Note 5)

Reduction of debt	762,000	0
Issuance of common stock - par value	(5,081)	0
Issuance of common stock - add. Paid in cap.	(756,919)	0
Subtotal	0	0

Issuance of Common Stock for
Administrative & Consulting Fees (Note 6)

Administrative & consulting expense	252,400	0
Issuance of common stock - par value	(1,262)	0
Issuance of common stock - add. Paid in cap.	(251,138)	0
Subtotal	0	0

Assignment of Mortgage Receivable for partial
Settlement of debt:

Reduction in accrued liabilities	0	144,853
Assignment of mortgage receivable	0	(144,853)
Subtotal	0	0

Total Non-Cash Operating, Investing
and Financing Activities	$0	$0

See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

Digital Imaging Resources, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on October 11, 1979. On November 8, 2004, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware, which effected a change in the Company’s name from Dominion Resources, Inc.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005 and September 30, 2004, the results of operations for the nine and three months ended June 30, 2005 and 2004, and cash flows for the nine and three months ended June 30, 2005 and 2004. Operating results for the nine and three months ended June 30, 2005, are not necessarily indicative of the results, which may be expected for the year ending September 30, 2005. These statements should be read in conjunction with Form 10-KSB for fiscal 2004 which is on file with the Securities and Exchange Commission.

Note 2 - Going Concern:

The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has sustained substantial losses in fiscal 2003 of $683,370 and its net income in fiscal 2004 in the amount of $91,918 arose out of a write down of a provision for income taxes made in an earlier fiscal year in the amount of $921,214 and not as a result of its operations in fiscal 2004. For the first nine months of fiscal 2005 the Company incurred a loss from operations of $704,443 and a net loss in the amount of $571,614. The Company had a working capital deficiency at June 30, 2005 and September 30, 2004 of $198,250 and $1,002,302, respectively. The Company had negative cash flow from operations for the nine months of fiscal 2005 and during the year ended September 30, 2004 in the amount of $244,779 and $886,272, respectively. As of June 30, 2005 and September 30, 2004, the Company’s liabilities exceeded its assets by $411,980 and $1,332,096, respectively, which includes convertible notes with accrued interest in the aggregate amount of $0 and $892,359, respectively.

These factors create uncertainty whether the Company can continue as a going concern. The Company’s plans to mitigate the effects of the uncertainties of the Company’s continued existence are: 1) to raise additional equity capital and 2) to develop a business plan which will generate positive operating cash flow. Management believes that these plans can be effectively implemented in the next twelve-month period. The Company’s ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

NOTE 3 - RECLASSIFICATION:

Certain fiscal 2004 items have been reclassified to conform with the fiscal 2005 presentation.

NOTE 4 - REVENUE RECOGNITION

The Company recognizes sales upon the shipment of its swing station system. Provisions for warranty costs are estimated and recorded at the time of the sale. In addition, net sales include revenues earned from marketing and promotional events to develop future sales of the swing station system.

NOTE 5 - INVENTORY

Inventory is valued at the lower of cost or market on the first-in, first-out basis.

NOTE 6 - RELATED PARTY TRANSACTIONS:

On November 22, 2004, the Company had issued 481,000 shares of stock to Theodore M. Swartwood, its President and chief executive officer. These shares were issued as compensation and in recognition of his efforts in assisting the Company in completing its recapitalization and the thresholds achieved by the Company in implementing its business plan.

During the third quarter of fiscal 2005 the Company sold its mortgage receivable to Shal Properties, LLC, a company affiliated with T. Marshall Swartwood, the father of Theodore M. Swartwood, the Company’s President, for $50,000. The carrying value on the mortgage receivable was $70,443. Accordingly, the Company recorded a loss of $20,443 on the transaction.

Note 7 - Debt:

During the quarter ended December 31, 2004, the Company sold $44,500 principal amount of its convertible promissory notes convertible at a per share conversion price of $0.20 into 222,500 shares of Common Stock.

In November and December 2004, $702,000 principal amount of the Company’s outstanding convertible notes, including the $44,500 principal amount of notes sold during the quarter ended December 31, 2004, was converted into an aggregate of 4,599,246 shares of the Company’s Common Stock.

During the second quarter of fiscal 2005, $60,000 principal amount of the Company’s outstanding convertible notes, was converted into an aggregate of 481,540 shares of the Company’s Common Stock. The conversion transactions were not registered under the Securities Act by virtue of the exemption afforded by Section 3(a)(9) of the Securities Act. The notes converted were sold in 2005 and were sold in transactions exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D thereunder.

On January 7, 2005, Berkowitz Wolfman agreed to reduce the principal amount of the $417,221 of indebtedness owing to it as of September 30, 2004 by $217,221 to $200,000 in exchange for 981,276 shares of the Company’s Common Stock effective as of December 31, 2004. The indebtedness, as amended, is due on December 31, 2006 and bears interest at 5% per annum. In the event the Company completes a minimum $3.0 million equity financing, the indebtedness is immediately payable.

Note 8 - Common Stock:

At an annual meeting of the Company’s stockholders held on November 8, 2004, the Company’s stockholders: 1) approved a proposal to reverse split the Company’s shares of Common Stock on the basis that each twenty (20) shares became one share, 2) Approved proposals the effect of which was to authorize the Company to issue up to 25,000,000 shares of Common Stock, $0.001 par value per share, on a post reverse split basis, and up to 2,500,000 shares of undesignated Preferred Stock, $0.01 par value per share, and 3) approved a proposal to approve the adoption of a 2004 Stock Incentive Plan under which 1,000,000 shares (after reflecting a one-for-twenty reverse stock split) of the Company’s Common Stock were received for issuance under the plan.

During the period November 10, 2004 through December 31, 2004, the Company sold 475,000 shares of Common Stock at a price of $0.20 per share.

During the quarter ended December 31, 2004, the Company’s Board of Directors authorized the issuance of an aggregate of 1,262,000 shares to three persons for services rendered to the Company. The persons included Theodore M. Swartwood, the Company’s President with respect to 481,000 shares, Geoffery Clark, an employee of the Company with respect to 300,000 shares and DataSync Engineering, a consultant to the Company with respect to 481,000 shares.

During the quarter ended December 31, 2004, the Company’s Board of Directors authorized the issuance of options to purchase an aggregate of 110,000 shares exercisable at $0.20 per share. Of such options, options to purchase 110,000 shares vest in nine annual installments. The options were issued to Maureen Cowell with respect to 10,000 shares, and William S. Clarke, an attorney for the Company, with respect to 100,000 shares.

During the second quarter of fiscal 2005, the Company sold 875,000 shares of Common Stock at a price of $0.20 per share in transactions not registered under the Securities Act. The securities were sold by the Company to four persons each of whom represented that he was an “accredited investor” as defined in Rule 501(a) under Regulation D under the Securities Act. The transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D thereunder.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussions and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and accompanying notes.

Liquidity and Capital Resources

The Company had revenues of $40,671 and $0.00 during the nine months ended June 30, 2005 and June 30, 2004, respectively. At June 30, 2005, the Company had cash of $3,259 and accounts payable and accrued liabilities of $184,089 and current liabilities of $243,256.

During the first nine months of fiscal 2005, the Company had a net loss of $571,614. Included in the net loss is depreciation of $2,250 a non-cash expense and a loss on the sale of the Company’s mortgage receivable of $20,443, a non-cash loss. In addition, the net loss includes the expense related to the issuance during the first nine months of fiscal 2005 of 1,262,000 shares of common stock for compensation, valued for this purpose at $0.20 per share or $252,400.

During the first nine months of fiscal 2005, changes in assets and liabilities included an increase in cash and cash equivalents resulting from an increase in accounts payable and accrued liabilities of $56,862, and a decrease inventory of $13,039, offset by a decrease in cash resulting from an increase in accounts receivable of $18,159. After reflecting the net changes in assets and liabilities, net cash used by operations was $244,779.

During the first nine months of fiscal 2005, investing activities provided net cash of $50,000 resulting from the sale of the company’s mortgage receivable.

During the first nine months of fiscal 2005, financing activities provided net cash of $162,381 from the reduction of debt in the amount of $229,450 resulting from the waiver of accrued interest on the Company’s Convertible Notes offset by additional loans in the principal amount of $47,000 and interest capitalized to debt in the amount of $74,831 and from the sale of Common Stock sold by the Company for proceeds of $270,000. The proceeds from the sale of the shares of Common Stock were used for further development and marketing of the Company’s golf swing analysis system.

Accordingly, during the first nine months of fiscal 2005, the Company’s cash and cash equivalents decreased by $32,398.

Commencing in the quarter ended March 31, 2005, the Company exhibited the SwingStation system at the NYC Luxury Show and at the National PGA Merchandise Show in Florida. During the second and third quarters of fiscal 2005, the Company actively marketed the SwingStation system in the New York tri-state area during that period. The Company’s marketing efforts are presently primarily devoted to seeking to lease machines to golfing facilities, offer location specific revenue share plans with certain golf facilities and provide systems as featured services for use at golf outings and other corporate events. The Company believes that its current inventory of systems is adequate to support these marketing and servicing activities. These marketing activities are being funded primarily from the proceeds of the sale of securities in the first and second quarters of the fiscal year ended September

30, 2005 and also, to a limited extent, from current operating revenues realized in the months of April through July 2005. In addition to proceeds of $139,500 received from the private sale of its securities during the quarter ended December 31, 2004, the Company realized in January 2005 proceeds of $150,000 from the sale of 750,000 shares of stock sold in January and $25,000 from the sale of shares sold in December 2004. Additional systems needed to fulfill lease and other commitments will be manufactured in response to executed leases with the manufacturing cost presently intended to be financed. There can be no assurance that the Company will be successful in raising this additional capital or that its marketing efforts will be successful

Depending upon the market acceptance for the Swing Station system and the possible expanded scope of the Company’s operations, the Company estimates that it may require up to an additional approximately $3.0 million through the end of the calendar year ending December 31, 2005 to fund its intended level of operations, which funds it intends to seek to raise through a private sale of equity securities. In the event the Company engages in any further material transactions during the fiscal year ending September 30, 2005, it can be expected that it will require additional funds. At June 30, 2005, the Company had made no arrangements to obtain the funds it believes it will require through the remainder of the fiscal year ending September 30, 2005 and there can be no assurance that such funds can be obtained. The failure to obtain these funds may impair the ability of the Company to meet its business objectives and remain in operation. There can be no assurance that the Company’s current limited capital available will not cause it to curtail its operations. There can be no assurance that any financings undertaken will not result in further material dilution to the Company’s existing stockholders.

 Results of Operations

Fiscal Quarter Ended June 30, 2005 Compared With Fiscal Quarter Ended June 30, 2004

Total revenues were $40,671 and $0 during the first nine months of fiscal 2005 and 2004, respectively. Revenues during the first nine months of fiscal 2005 included system sales of $32,500 and fees revenue of $8,171. Since April 2004, the Company has been engaged in efforts to develop, manufacture, market and sell a video capture golf swing analysis system. Except for the revenues recorded in the third fiscal quarter of 2005 in the amount of $40,671, the Company has not realized any material revenues from these activities.

Cost of goods sold were $16,008 and $0 during the first nine months of fiscal 2005 and 2004, respectively. Cost of goods sold during the first nine months of fiscal 2005 related to system sales of $32,500.

Other operations expenses were $171,127 during the first nine months of fiscal 2005 compared with $ 233,100 during the first nine months of fiscal 2004, for a decrease of $61,973. The decrease was primarily the result of reduced development costs in connection with the development of the Company’s golf swing analysis system.

General and administrative expenses were $ 555,729 during the first nine months of fiscal 2005 compared with $ 235,316 during the first nine months of fiscal 2004, for an increase of $320,413 primarily as a result of the issuance of an aggregate of 1,262,000 shares to three persons as compensation. The persons included Theodore M. Swartwood, the Company’s President, Geoffery Clark, an employee of the Company, and DataSync Engineering, a consultant to the Company.

Depreciation and amortization was $2,250 during the first nine months of fiscal 2005 compared to $1,861 during the first nine months of fiscal 2004. The increase is primarily the result of additional furniture and equipment in fiscal 2005 as compared to fiscal 2004.

Interest income was $0 during the first nine months ended June 30, 2005, compared with $12,727 during the first nine months ended June 30, 2004. The decrease was the result of the Company reserving interest income earned on its mortgage receivable for the nine months ended June 30, 2004.

Interest expense was $76,178 during the first nine months of fiscal 2005, compared with $133,492 during the first nine months of fiscal 2004. The decrease of $57,314 was primarily the result of the conversion of Convertible Notes in the first and second fiscal quarters of fiscal 2005, which notes bore interest at 25% per annum. The interest expense on the convertible notes was $150,589 in the fiscal year ended September 30, 2004. During the first nine months of fiscal 2005, such interest was waived and cancelled as a consequence of stockholders’ approval of and the Company filing an amendment to its Certificate of Incorporation increasing its authorized shares to not less than 5.0 million shares (after reflecting a one-for-twenty reverse stock split) and the conversion of the notes into Common Stock. As a consequence of the waiver and cancellation of this interest, the amount of the accrued interest on the convertible notes through June 30, 2005 was treated as other income of $229,450 during the first nine months of fiscal 2005.

During the third quarter of fiscal 2004 the Company sold its remaining 48,866 shares of RiceX common stock on the open market for an aggregate selling price of $6,502. The Company’s book value of the shares was $7,330. Accordingly, the Company recorded a loss on the transaction in the amount of $828.

During the third quarter of fiscal 2005 the Company sold its mortgage receivable for $50,000. The carrying value of the mortgage receivable was $70,443. Accordingly, the Company recorded a loss of $20,443 on the transaction.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

With the exception of historical matters, the matters discussed in this Report are “forward-looking statements” as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding the Company’s plans and objectives relating to its development, production and marketing of its SwingStation golf swing analysis system, its future revenues and economic performance from those and any related activities it pursues, and its plans or objectives relating to its intentions to raise additional capital and the adequacy of that capital to fund the Company’s proposed business plans and objectives. Forward-looking statements made in this Report also include the assumptions made by management as to the future growth and business direction of the Company and the development, production and marketing of its SwingStation system and the marketability of and demand for such a system. If the Company’s assumptions are incorrect as to the market for this system and the revenues that it may be able to realize from the marketing of this system, the Company may be unsuccessful in developing as a viable business enterprise. The Company’s ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured. Under such circumstance, an investor’s entire investment will be in jeopardy and may be lost. The Company’s business plan has evolved over time and the Company expects that its plans will evolve further in the future. These changes create additional risks and uncertainties to the investor. The Company’s inability to meet its plans and objectives or the consequences to it from adverse developments in general economic or capital market conditions and its inability to raise additional capital could have a material adverse effect on it. The Company cautions investors that various risk factors accompanying those forward-looking statements are described, among other places, under the caption “Risk Factors” herein. They are also described in the Company’s Annual Reports on Form 10-KSB, its Quarterly Reports on Form 10-QSB, and its Current Reports

on Form 8-K. These risk factors could cause the Company’s operating results, financial condition and ability to fulfill its plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect its financial condition and its ability to pursue its business strategy and plans.

RISK FACTORS

An investment in the Company's securities involves a high degree of risk, including, but not necessarily limited to, the risk factors described below. Each prospective investor should carefully consider the following risk factors inherent in and affecting the Company and its business before making an investment decision to purchase the Company’s securities.

The Company Has No Current Revenues and Has a Severe Shortage of Capital. The Company has no current source of revenue. The Company has no significant assets or financial resources. Except for the revenues generated in the third quarter of fiscal 2005 in the amount of $40,671, the Company had no material revenues during the nine months ended June 30, 2005 and June 30, 2004. At June 30, 2005, the Company had cash of $3,259 and accounts payable and accrued liabilities of $184,089 and current liabilities of $243,256.

Prior to commencement of the Company’s current Swing Station System development activities in mid-2004, all material operations were discontinued in September 1999. Except for the revenues generated in the third quarter of fiscal 2005 in the amount of $40,671, the Company had no material revenues during the first nine months of fiscal 2005 or in the fiscal years ended September 30, 2004 and September 30, 2003. It had a net loss from operations of $704,443 and a net loss of $571,614 during the first nine months of fiscal 2005. It had a net loss of $683,370 in the fiscal year ended September 30, 2003. The Company’s net loss during the first nine months of fiscal 2005 was reduced by the other income of $229,450 resulting from the waiver and cancellation during the quarter of interest on convertible notes. The Company’s net income in 2004 was the result of the write down of $921,214 of a provision for a potential income tax liability made in a prior fiscal year. The Company’s future is currently dependent upon its ability to successfully complete the development and marketing of its Swing Station System for golfers. There is a risk that the Company will be unable to continue as a going concern. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, until such time as it can develop material revenues from its Swing Station System. This can be expected to result in the Company incurring net operating losses for the foreseeable future. There can be no assurance that the Company can successfully market its Swing Station System and develop material revenues.

There are Questions As to the Company’s Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions. The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has sustained substantial losses during the first nine months of fiscal 2005 and in the fiscal year ended September 30, 2003 of $571,614 and $683,370, respectively, and its net income in fiscal 2004 arose out of a write down of a provision for income taxes made in an earlier fiscal year and not as a result of its operations in fiscal 2005. The Company had a working capital deficiency at June 30, 2005 of $198,250. The Company had a negative cash flow from operations during the first nine months of fiscal 2005 and in the years ended September 30, 2004 and 2003 in the amount of $244,779, $886,272 and

$187,425, respectively. All the foregoing factors lead to questions concerning the Company’s ability to meet its obligations as they come due. The Company has a need for substantial funds to develop and market its SwingStation system. The Company has financed its activities using private debt and equity financings, and it has no line of credit or other financing agreement providing borrowing availability with a commercial lender. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company’s assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. The Company’s ability to continue as a going concern is dependent upon the availability of adequate sources of capital and the ability to manufacture, market and realize material revenues and cash flow from its SwingStation system.

The independent accountants’ report on the Company’s financial statements as of and for the year ended September 30, 2004 includes an explanatory paragraph which states that the Company has no material revenues, has suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

There are Risks Related to Marketing “Swing Station and the Company Has Made No Analysis of the Market Demand for such a System.”The Company in mid-2004 redirected its activities into the development and marketing of a golf swing video capture and analysis system named the “Swing Station.” The Company has conducted limited market analysis of the demand for the system to support its business plans, primarily through attendance at trade shows in January 2005. There can be no assurance that the Company will be successful in marketing and developing material revenues and operating income from these activities. In the event the Company fails to develop material revenues from this system, it has no other products or activities from which it can derive material revenues. The failure of the Company to develop material revenues from the SwingStation system can be expected to result in the Company being unsuccessful.

The Company’s Activities Are Conducted With a Limited Staff. At present, the Company’s marketing efforts are conducted primarily by its President. The Company has not employed any salesmen as of June 30, 2005, however, two salesmen are employed on a commission basis to market the Company’s system. The Company’s outing services are also marketed in New Jersey by two golf resorts and a golf management company. There can be no assurance that this staff will be adequate to pursue the necessary marketing activities to develop material revenues. In the event that either or both of such persons should become unavailable to the Company, the Company’s operations would be materially adversely affected.

The Company Will Need Additional Capital to Pursue its Business Plans and It May be Unable to Raise that Capital. The Company had cash of $3,259 and liabilities of $471,720 including current liabilities of $243,256 as of June 30, 2005. The Company used and intends to use the additional funds raised during the nine months ended June 30, 2005 primarily for the marketing of its Swing Station System as well as related development and manufacturing activities. The Company expects to require further additional financing in order to fund the production, manufacture and marketing of its Swing Station System.

Depending upon the market acceptance for the Swing Station system and the possible expanded scope of the Company’s operations, the Company estimates that it may require up to an additional approximately $3.0 million through the end of the calendar year ending December 31, 2005 to fund its intended level of operations, which funds it intends to seek to raise through a private sale of equity securities. At June 30, 2005, the Company had made no arrangements to obtain the funds it believes it will require through the remainder of the fiscal year ending September 30, 2005 and there can be no assurance that such funds can be obtained. The Company intends to seek such funds from further sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives. Any such transactions may result in material dilution to the Company’s existing stockholders. In the event the Company engages in any further material transactions during the fiscal year ending September 30, 2005, it can be expected that it will require additional funds.

Intense Competition is Expected to be Experienced by the Company. There are a number of others engaged in the manufacture and marketing of golf swing analysis devices who are direct competitors of the Company. Many of these competitors are larger organizations with substantial assets and revenues with more established product development and marketing programs. While the Company’s system may have certain characteristics that may give the Company an initial marketing advantage over other systems, management believes that its competitors will be able to readily add such features to their competing systems. There can be no assurance that its salesmanship and marketing efforts will be successful in enabling it to compete with these other persons. At present, the Company is not a significant factor in the marketing of golf swing analysis equipment.

Continued Control by Existing Management. The Company’s management retains significant control over the Company and its business plans and investors may be unable to meaningfully influence the course of action of the Company. The existing management is able to control substantially all matters requiring shareholder approval, including nomination and election of directors and approval or rejection of significant corporate transactions. There is also a risk that the existing management of the Company will pursue an agenda, which is beneficial to themselves at the expense of other shareholders.

There Is No Assurance Of An Active Public Market For The Company’s Common Stock And The Price Of the Company’s Common Stock May Be Volatile. Given the relatively minimal public float and trading activity in the Company’s securities, there is little likelihood of any active and liquid public trading market developing for its shares. If such a market does develop, the price of the shares may be volatile. Since the shares do not qualify to trade on any exchange or on NASDAQ, if they do actually trade, the only available market will continue to be through the OTC Bulletin Board or in the "pink sheets". It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk that investors may never be able to sell their shares.

Possible Future Issuances Of Additional Shares that are Authorized May Dilute the Interests of Stockholders. The Company’s Articles of Incorporation currently authorize its Board of Directors to issue up to 25,000,000 shares of Common Stock and 2,500,000 shares of undesignated Preferred Stock. Any additional issuances of any of the Company’s securities will not require the approval of shareholders and may have the effect of further diluting the equity interest of shareholders.

Existence of Limited Market for the Company’s Common Stock. There has been a very limited market for the Company’s Common Stock. Accordingly, although quotations for the Company’s Common Stock have been, and continue to be, published on the OTC Bulletin Board and the “pink sheets” published by the National Quotation Bureau, Inc., these quotations, in the light of the Company’s operating history, continuing losses and financial condition, are not necessarily indicative of the value of the Company. Such quotations are inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Item 3.    Controls and Procedures

Under the supervision and with the participation of the Company's management, including Theodore M. Swartwood, its President and chief executive officer and Joseph Bellantoni, its chief financial officer, the Company have evaluated the its disclosure controls and procedures as of the end of the period covered by this report, and, based on the evaluation, Mr. Swartwood and Mr. Bellantoni have concluded that these controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including Mr. Swartwood and Mr. Bellantoni, as appropriate to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION

Item 2.    Changes in Securities and Small Business Issuer Purchasers of Equity Securities

Securities Sold Without Registration During the Quarter Ended June 30, 2005. During the quarter ended June 30, 2005, the Company sold the following securities without registration under the Securities Act of 1933, as amended, (the “Securities Act”):

NONE

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

DIGITAL IMAGING RESOURCES INC.

Dated: August 21, 2005	By:	/s/ Theodore M. Swartwood
Theodore M. Swartwood
President and Chief Executive Officer

Dated: August 21, 2005	By:	/s/ Joseph R. Bellantoni
Joseph R. Bellantoni
Vice President and Chief Financial Officer