Form 10KSB
period 2005-09-30
DIGITAL IMAGING RESOURCES INC.
filed 2006-01-27
CIK 314712

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________

                                   FORM 10-KSB
                              _____________________


     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended September 30, 2005

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from ____________to______________

                         Commission File Number 0-10176



                         DIGITAL IMAGING RESOURCES INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           Delaware                                              22-2306487
 ------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


                355 Madison Avenue, Morristown, New Jersey 07960
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


          Issuer's telephone number, including area code (973) 538-4177

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                          Yes [X]    No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. [ ]

For the year ended September 30, 2005, the issuer's total revenues were $88,827.

On January 27, 2006, the aggregate market value of the voting and non-voting common stock of Digital Imaging Resources Inc. (consisting of Common Stock, $0.001 par value) held by non-affiliates of the Issuer was approximately $2,731,904 based upon the high bid price for such Common Stock on said date in the over-the-counter market as reported by the National Quotation Bureau. On such date there were approximately 7,805,441 shares of Common Stock of the Issuer outstanding. Affiliates of the Issuer have been determined based on the information appearing under Item 11 of this Annual Report.

Transitional Small Business Disclosure Format Yes [ ] No [ X]
================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Digital Imaging Resources Inc. (the "Company") has been engaged, since May, 2003, in the development and production of a video recording System (the "SwingStation System" or the "System") for sports training, corporate entertaining and special events. The development of the System, including hardware and software, has been substantially completed and production and marketing of the System commenced in the second fiscal quarter of the year ended September 30, 2005.

     The SwingStation System is a stand-alone mobile kiosk with a touch-activated display screen, two sound activated digital video cameras, a microphone, and a smartcard reader. Our proprietary software is straightforward and simple to use. A user activates the System with a smartcard to record a swing, review it, and save it either on the System or on a USB Flash memory device. Prior computer or video experience is not necessary.


     The SwingStation System incorporates three primary software applications oriented towards golf. The first is a "Swing Analysis" application which an individual can use in a stand alone situation or with the aid of a golf instructor during a lesson. The second is an "Event Services" application that allows a golf professional, an event/outing coordinator or others to use the SwingStation System for golf outings and other events to generate a new source of revenue. The third is an "Administrative" application that allows the golf professional to create and include self-designed training drills, record swings for others to review, and create unique customer profiles, which allows the teaching professional or coach to customize the SwingStation System to fit his or her teaching philosophy. While the initial programming focuses on golf, the fundamental processes within the System can be adapted to many different sports and activities.


MANUFACTURING AND PRODUCTION

     As of January 10, 2006, we have produced 7 SwingStation Systems. The Company has arranged for the kiosk shell, which has been designed and configured by the Company, to be manufactured by a leading producer of ATM machines. The hardware and other components comprising the system, which are not proprietary to the Company, can be purchased from any of a number of manufacturers and distributors. The hardware and other components together with the kiosk are assembled into the final product and tested by a non-affiliated manufacturer in its facilities.

     The manufacturer who has been engaged to assemble and test the system has also been employed to assist in the design of and to write the software source code for the SwingStation. The source code is owned by the Company.

MARKETS AND MARKETING

     Currently, we are marketing the Systems for sale to driving ranges, golf courses and golf professionals, colleges and universities, retail health and fitness clubs, event management companies, and entrepreneurs and others. We also offer event services to corporate sponsors for use at golf outings and tournaments, trade shows, and other special events to draw attention to the sponsor's name, product or service for marketing purposes. Since January, 2005, sales and marketing were conducted by the Company's President, and a limited number of independent contractors primarily focused on event services.

     Marketing of the SwingStation system is intended to be done both directly through salesmen employed by the Company and through golf industry independent marketing intermediaries. Salesmen to be employed by the Company are intended to be compensated on a commission basis.

     In addition to our agreement with US Pro Golf Tour Inc. (USPGT), we are exploring entering into marketing arrangements with other independent golf industry marketing companies. There can be no assurance, however, that we will enter into any such arrangements.. (See "Recent Developments" on page 6 concerning our marketing transaction with the US Pro Golf Tour Inc.)

REVENUE SOURCES

     We have identified a number of potential sources of revenue in addition to selling Systems and providing event services. We believe some potential users may prefer to lease Systems rather than purchase them, and we have identified a leasing company that is willing to provide lease financing for qualified customers. We also plan to offer and sell a SwingStation Event Services business package including two SwingStation Systems, a software license, maintenance and upgrades for territories throughout the United States. We believe there is a market for the Use Cards which can be custom labeled and used as promotional items. We also offer advertising space on the System kiosk, on the "Use Cards," and on the SwingStation display screen. There can be no assurances, however, that we will develop these potential revenue sources or that we will generate any revenues from any of them.

     LEASING. Our model SwingStation System leasing program includes a three-year monthly lease with a buy out at the end of the lease agreement. Each leased System will include, under the terms of the lease, a specified number of "Use Cards" that the lessee can resell with additional cards available for wholesale purchase from the Company. Our proposed lease agreement requires a security deposit and monthly lease payments and includes service and maintenance for six months. After six months, the lessee incurs a service and maintenance fee for each System leased.

     BUSINESS PACKAGES. We plan to offer turnkey business packages, targeting individuals who desire to own their own business. We have developed a System package consisting of two complete SwingStation Systems, a software license, a trailer containing a mobile print lab and storage for the Systems and accessories, and a one year service and upgrades agreement. The purchaser may elect to purchase printing equipment separately. We have identified one leasing company that will provide lease financing to qualified purchasers. We intend to offer extended service plans and discounted upgrades as well. There can be no assurance, however, that we will identify and attract any purchasers or that anyone will purchase or lease a SwingStation System or a business package.

     USE CARDS. We intend to offer Use Cards as part of a package that includes purchasing or leasing a SwingStation System or directly to separate vendors who wish to use the cards as promotional items. The cards are intended to be marketed to enable use of the System for a specified time increment. Usage time starts once a user inserts the Use Card into the card reader and ends when the user withdraws the Use Card from the card reader. It is intended for cards to be sold in increments of 5 minutes, 20 minutes and unlimited minutes on an annual renewal basis. To date we have not sold any Use Cards on this basis, and there can be no assurances that we will be successful in offering Use Cards for sale.

     EVENT SERVICES. We offer what we believe is a unique event service for golf outings and other corporate events. We provide SwingStation services for a corporate sponsor seeking an innovative promotional product. In our basic outing package on a fee per golfer basis, we will set up and break down a SwingStation on a tee box; record all participants' swings as they play through; save the videos for review and analysis during the after golf cocktail party; print a custom-labeled nine-shot sequence photo for each participant to take home on the day of the event, and provide a web site address where participants may download their swing videos. SwingStation Event Services are not limited to golf outings at a golf course, but can extend to driving ranges, carnivals, birthday parties, demo-days, health clubs or trade shows.

     We intend to continue offering SwingStation event services. Management arranged most of the events serviced to date; a limited number arose by word of mouth or through our exposure at golf trade shows. An independent golf event management company booked two events, and we paid them a commission of approximately 10% of the revenues generated per event. We plan to retain other management companies to market and sell event services on a commission basis. There can be no assurances, however, that we will be able to continue to successfully offer Event Services.

DEVELOPMENT ACTIVITIES

     The Company has engaged an independent contractor to develop to the Company's specifications the computer software required to operate the SwingStation System. We own the source code for the software developed by the independent contractor. This independent contractor was first engaged by the Company in April 2004, and we believe software development is substantially complete. However, we plan to continue to modify and upgrade our software when appropriate to meet the needs of existing and potential customers, as well as to provide opportunities to offer different versions of the System and to test different hardware.

     Since May 2003 and through December 31, 2005, the Company has expended approximately $425,000 in the development of the "Swing Station." This sum includes approximately $220,000 advanced to Advanced Training Systems, Inc. in connection with efforts in 2003 to develop a training System in a joint venture arrangement with that company. Those efforts failed to result in an agreement between the parties regarding the development of the System, and subsequent to April 2004, the Company has developed its own proprietary System. The Company expects to continue to upgrade the software and hardware applications at a reasonable rate of expense .

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

SUPPLIERS AND CUSTOMERS

     The components assembled into the SwingStation System kiosk are believed by management to be readily obtainable from a number of computer and other equipment manufacturers and vendors. The kiosk housing the SwingStation System is manufactured to the Company's specifications using a single manufacturer. The Company believes that it will not be materially dependent upon any single or small number of vendors.

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

OTHER POTENTIAL ACTIVITIES

     We believe our motion analysis software can be adapted for the development of other products where analysis of a person's motions and a comparison of those motions with similar motions by an approved or model standard set of human motions is desirable. Management of the Company believes that this could include other sporting and physical activities as well as additional activities. While the Company's initial focus will be on golfing-related applications, the Company intends, subject to the availability of funds, to seek additional applications for the technology. .

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

EMPLOYEES

     As of December 31, 2005, the Company had one full-time employee. In addition, it employs two people on a part-time basis and utilizes the services of independent consultants as needed.

RECENT DEVELOPMENTS

     On September 30th, 2005 we entered into a marketing arrangement with U.S. Pro Golf Tour. The U.S. Pro Golf Tour (USPGT), a wholly owned subsidiary of Greens Worldwide Inc. (OTCBB symbol GRWW), who is developing a new professional golf tour. The USPGT events feature former PGA golfers, players preparing for the Champions Tour, non-exempt professionals on the Champions Tour, celebrity challengers and professionals 18 and older gearing-up for the PGA Tour. The U.S. Pro Golf Tour conducts a Pro-Net competition for players with handicaps of all skill levels, 18 years and older, competing for substantial prize money in a tour-event atmosphere. All tournaments are week-long events, and feature junior clinics, pro am events, media coverage, entertainment, electronic leader boards and hospitality, with local market charities benefiting from the events. The U.S. Pro Golf Tour is televised on The Golf Channel, featured in the program "54 Holes to Sunday".

     As part of the agreement, SwingStation and Digital Imaging Resources took on the USPGT Pro-Am Title sponsorship; sold the USPGT two SwingStation Systems for $30,000 with an option for a third at $10,000; obtained media exposure in the greater Atlanta, GA area; 50 thirty second commercials during the various broadcasts of "54 Holes to Sunday" airing on the Golf Channel which aired in December of 2005; an in broadcast segment featuring an interview with the President of the Company and a demonstration of the System. In exchange for those items, Digital Imaging Resources issued 500,000 shares of restricted common stock to GWWR and will purchase two advertising spots on each SwingStation that is sold throughout the United States for the equivalent of $2,000 in their parent company's restricted stock Greens Worldwide Inc. Further details can be found in the 8-K SEC Filing made on October 6, 2005 in regard to this transaction.

     The Company is currently exploring the possibility of developing a strategic alliance with the USPGT that will center on the Tour's desire to have a larger tournament schedule in 2006 thus providing a platform for greater media exposure.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the quarter ended September 30, 2005.

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

QUARTER ENDED                   BID                           ASKED
                          HIGH        LOW              HIGH          LOW

December 31, 2003        $6.00       $3.00            $20.20       $10.00
March 31, 2004           $6.00       $4.00            $10.00       $10.00
June 30, 2004            $4.00       $3.60            $10.00        $6.00
September 30, 2004       $3.60       $1.00             $6.00        $2.40

December 31, 2004        $1.00       $0.05             $5.00        $1.50
March 31, 2005           $0.30       $0.20             $1.50        $0.85
June 30, 2005            $3.00       $0.30             $4.00        $0.85
September 30, 2005       $0.85       $0.30             $1.10        $0.55

     The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

     As of January 13, 2006, the number of record holders of the Company's Common Stock was 486. The Company has never paid a cash dividend on its Common Stock and anticipated capital requirements make it unlikely that any cash dividends will be paid on the Common Stock in the foreseeable future.

     SECURITIES SOLD WITHOUT REGISTRATION DURING THE YEAR ENDED SEPTEMBER 30, 2005. During the period October 1, 2004 through September 30, 2005, the Company sold $44,500 principal amount of its convertible promissory notes, convertible at $.20 per share into 222,500 shares of Common Stock The convertible notes were sold in transactions not registered under the U.S. Securities Act of 1933, as amended (the "Securities Act"). The securities were sold by the Company to "persons each of whom represented that he was an accredited investor" as defined in Rule 501(a) under Regulation D under the Securities Act. The transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D thereunder. No underwriter participated in the transactions. The total consideration received by the Registrant was $359,500 during the fiscal year ended September 30, 2005.

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

     During the period January 1, 2005 through January 31, 2005, the Company sold an additional 725,000 shares of Common Stock at a price of $0.20 per share in transactions not registered under the Securities Act. The securities were sold by the Company to four "persons each of whom represented that he was an accredited investor" as defined in Rule 501(a) under Regulation D under the Securities Act. The transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D thereunder. No underwriter participated in the transactions.

     PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASERS. Neither the Company nor any "affiliated purchaser," as defined in Rule 10b-18(a)(3) purchased during the fiscal quarter ended September 30, 2005 any securities of the Company that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

     The following discussions and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended September 30, 2005, the Company had a net loss of $590,433. The loss from operations was partially offset by interest income of $229,450 that was recorded as a result of the forgiveness of accrued interest in that amount in connection with the conversion of outstanding convertible notes in the amount of $762,000.

     During the year ended September 30, 2005, changes in assets and liabilities included a decrease in cash of $34,254, an increase in accounts receivable of $41,626, a decrease in prepaid and other assets of $25,740, and an increase in accounts payable of $39,360.

     During the first nine months of fiscal 2005, investing activities provided net cash of $50,000 resulting from the sale of the company's mortgage receivable.

     During the first nine months of fiscal 2005, financing activities provided net cash of $162,381 from the reduction of debt in the amount of $229,450 resulting from the waiver of accrued interest on the Company's Convertible Notes offset by additional loans in the principal amount of $47,000 and interest capitalized to debt in the amount of $74,831 and from the sale of Common Stock sold by the Company for proceeds of $270,000. The proceeds from the sale of the shares of Common Stock were used for further development and marketing of the Company's golf swing analysis system.

     Depending upon the market acceptance for the Swing Station System and the possible expanded scope of the Company's operations, the Company estimates that it may require up to an additional $3.0 million during the fiscal year ended September 30, 2006 to fund its intended level of operations. Further, in the event the Company engages in any further material transactions during the fiscal year ended September 30, 2006, it can be expected that it will require additional funds. At December 31, 2005, the Company had made no arrangements to obtain these funds and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives. There can be no assurance that any financings undertaken will not result in further material dilution to the Company's existing stockholders.

RESULTS OF OPERATIONS

FISCAL YEAR 2005 COMPARED WITH FISCAL YEAR 2004

     Total revenues were $88,727 and $-0- during the years ended September 30, 2005 and September 30, 2004, respectively. Since October 1, 2004, the Company has been engaged primarily in efforts to develop, manufacture, market and sell Systems and also to service golf outings and other corporate events.

         Other operating expenses were $188,437 in the year ended September 30, 2005 compared with $323,199 in the year ended September 30, 2004, for a decrease of $134,762. The decrease was primarily the result of decrease in contract software design work and professional expenses.

     General and administrative expenses were $558,268 during the year ended September 30, 2005 compared with $313,535 during the year ended September 30, 2004, for an increase of $244,733 primarily as a result of expenses incurred in issuing an aggregate of 1,262,000 shares of the Company's common stock issued to the Company's President, Theodore M. Swartwood, a former employee of the company, Geoffrey Clark, and a consultant to the Company, DataSync Engineering, as compensation for services.

     Depreciation and amortization, relating primarily to office equipment, was $3,000 in fiscal 2005 compared to $2,707 in fiscal 2004.

     Interest income was $-0- in fiscal 2005, compared with $16,094 in fiscal 2004. The decrease was the result of our decision to write off unpaid interest accrued on a mortgage receivable payable to the Company and the subsequent assignment of that note to an unrelated third party in consideration of $50,000.

     Interest expense was $101,801 in fiscal 2005, compared with $205,121 in fiscal 2004. The decrease of $103,320 was the result of the conversion of $762,000 of the Company's convertible notes, which bore interest at 25% per annum. During the first quarter of fiscal 2005, such interest was waived and cancelled as a consequence of stockholders' approval of and the Company filing an amendment to its Certificate of Incorporation increasing its authorized shares to not less than 5.0 million shares (after reflecting a one-for-twenty reverse stock split) and the conversion of the notes into Common Stock. As a consequence of the waiver and cancellation of this interest, the amount of the accrued interest on the convertible notes through September 30, 2005 will be treated as other income.

     In May 2005, the Company sold its mortgage receivable for $50,000. The mortgage receivable had a carrying value of $70,443 . Accordingly, the Company wrote down the loss on the transaction in the amount of $20,443 as June 30, 2005.

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

THE COMPANY HAS LIMITED CURRENT REVENUES. The Company had revenues of $88,827 in fiscal 2005 and no revenues in 2004. The Company's net income in 2004 was the result of the write down of $921,214 of a provision for a potential income tax liability made in a prior fiscal year. The Company's future is currently dependent upon its ability to successfully complete the development and marketing of its Swing Station System for golfers. There is a risk that the Company will be unable to continue as a going concern. The Company will, in all likelihood, sustain operating expenses without significant corresponding revenues, until such time as it can develop material revenues from its Swing Station System. This can be expected to result in the Company incurring net operating losses for the foreseeable future. There can be no assurance that the Company can successfully market its Swing Station System and develop material revenues.

THERE ARE QUESTIONS AS TO THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN; THERE IS AN EXPLANATORY PARAGRAPH IN THE INDEPENDENT AUDITORS REPORT CONCERNING THESE QUESTIONS. The Company's financial statements have been prepared on a going-concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a loss in fiscal 2005 of $590,433. The Company had a working capital deficiency at September 30, 2005 of approximately $213,226. The Company had a negative cash flow from operations in 2004 and 2005 and during the year ended September 30, 2005 it used net cash of $243,645 for operating activities. As of September 30, 2005, the Company's liabilities exceeded its current assets by $430,799. All the foregoing factors lead to questions concerning the Company's ability to meet its obligations as they come due. The Company has a need for substantial funds to develop and market its SwingStation System. The Company has financed its activities using private debt and equity financings and a approximately $25,000 line of credit. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company's assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. The Company's ability to continue as a going concern is dependent upon adequate sources of capital and the ability to manufacture, market and realize revenues and cash flow from its SwingStation System.

     The independent accountants' report on the Company's financial statements as of and for the year ended September 30, 2005 includes an explanatory paragraph which states that the Company has no material revenues, has suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

THERE ARE RISKS RELATED TO MARKETING "SWING STATION AND THE COMPANY HAS MADE NO ANALYSIS OF THE MARKET DEMAND FOR SUCH A SYSTEM." The Company has conducted only very limited market analysis of the demand for the System to support its business plans. There can be no assurance that the Company will be successful in marketing and developing material revenues and operating income from these activities. In the event the Company fails to develop material revenues from this System, it has no other products or activities from which it can derive material revenues. The failure of the Company to develop material revenues from the SwingStation System can be expected to result in the Company being unsuccessful.

THE COMPANY'S ACTIVITIES ARE CONDUCTED WITH A LIMITED STAFF. The Company's activities are being conducted primarily through the Company's President and independent consultants. There can be no assurance that this staff will be adequate to pursue the necessary marketing activities to develop material revenues. In the event that either or both of such persons should become unavailable to the Company, the Company's operations would be materially adversely affected.

THE COMPANY WILL NEED ADDITIONAL CAPITAL TO PURSUE ITS BUSINESS PLANS AND IT MAY BE UNABLE TO RAISE THAT CAPITAL. The Company had cash of $1,403 and current liabilities of $263,357 including accounts payable of $202,632 as of September 30, 2005. The Company expects to require further additional financing in order to fund the production, manufacture and marketing of its Swing Station System. This financing may consist of the issuance of debt or additional equity securities. These funds might not be available or might not be available on terms acceptable to the Company and may result in material dilution to existing investors. The Company remained liable, as of September 30, 2004, as guarantor on approximately $83,000 of secured debt of its former subsidiary, Resort Club, which the Company sold in fiscal 2000. Subsequent to September 30, 2004, the remaining $83,000 of indebtedness was repaid.

     Depending upon the market acceptance for the Swing Station System and the possible expanded scope of the Company's operations, the Company estimates that it may require up to an additional $3.0 million during the fiscal year ended September 30, 2006 to fund its intended level of operations. Further, in the event the Company engages in any further material transactions during the fiscal year ended September 30, 2006, it can be expected that it will require additional funds. At December 31, 2005, the Company had made no arrangements to obtain these funds and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives.

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

CONTINUED CONTROL BY EXISTING MANAGEMENT AND A LIMITED NUMBER OF SHAREHOLDERS. The Company's management and a limited number of shareholders retain significant control over the Company and its business plans and investors may be unable to meaningfully influence the course of action of the Company. The existing management and a limited number of shareholders are able to control substantially all matters requiring shareholder approval, including nomination and election of directors and approval or rejection of significant corporate transactions. There is also a risk that the existing management of the Company and a limited number of shareholders will pursue an agenda which is beneficial to themselves at the expense of other shareholders.

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

  Independent Auditors' Report                           S-1

  Consolidated Balance Sheet -
   September 30, 2005                                   S-2-3

  Consolidated Statements of Operations
   years ended September 30, 2005 and 2004               S-4

  Consolidated Statements of Stockholders'
   Deficit - years ended
   September 30, 2005 and 2004                           S-5

  Consolidated Statements of Cash Flows -
  years ended September 30, 2005 and 2004               S-6-7

  Notes to Consolidated Financial Statement             S-8-18

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the two fiscal years ended September 30, 2005, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors and executive officers of the Company are as follows:

NAME                      AGE            PRINCIPAL OCCUPATION

Theodore M. Swartwood     37             President and Director


Paul J. Donahue(+)        70             Director

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


                           SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                        ------------------------------  ------------------------------------
                                          BONUS/ANNUAL  SECURITIES  LONG-TERM
     NAME AND            FISCAL             INCENTIVE   UNDERLYING  INCENTIVE    ALL OTHER
PRINCIPAL POSITION        YEAR    SALARY      AWARD       OPTIONS    PAYOUTS   COMPENSATION
-------------------------------------------------------------------------------------------
Theodore M. Swartwood,    2003   $37,500      $-0-         $-0-        $-0-        $-0-
President(1)              2004   $75,000      $-0-         $-0-        $-0-        $-0-
                          2005   $50,480      $-0-         $-0-        $-0-     $96,200(2)

----------------
(1) Mr. Swartwood was elected President of the Company in March, 2003.
(2) The Company issued 481,000 shares of common stock to Mr. Swartwood at $.20 per share as additional compensation.

On December 31, 2004 The Company also issued 10,000 options to purchase shares of common stock at an exercise price of $0.20 per share with a term of three years to Maureen Cowell as compensation for consulting sevices.

On December 31, 2004 the Company also issued 100,000 options to purchase shares of common stock at an exercise price of $0.20 per share with a term of three years to William S. Clarke as additional compensation for legal services rendered to the

Company. The options granted to Mr. Clarke will vest at the rate of one third per annum.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of December 31, 2004, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock as well as the number of shares of Common Stock beneficially owned by all Directors of the Company and all Directors and officers of the Company as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of the Company's Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options owned by such holder at said date. As of December 31, 2005, the Company had 9,145,460 shares of Common Stock outstanding.

                                                               Percentage of
                                       Number of Shares        Outstanding
  Name of Beneficial Owner            Beneficially Owned       Common Stock

Theodore M Swartwood                        481,000                 5.3%
Paul J Donahue                                  -0-                  -0-
All Officers & Directors as a Group         481,000                 5.3%


Top of Vernon Corporation                 1,295,325                14.2%
Public Loan Associates                    1,179,226                12.9%
Ken Stokes                                  964,555                10.5%
Eugene Grasso                               606,541                 6.6%
Craig Sulaitis                              481,541                 5.3%
DataSync Engineering                        481,000                 5.3%


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. On November 8, 2004, the stockholders of the Company approved the adoption by the Company's Board of Directors of a 2004 Stock Incentive Plan under which 1,000,000 shares of the Company's Common Stock are reserved for the grant of options and issuance under the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan is described in the Company's proxy statement dated October 12, 2004. As of December 31, 2004, no options had been granted under the 2004 Stock Incentive Plan.

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

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, (2004)

                                          (A)                           (B)                          (C)
PLAN CATEGORY                   NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE EXERCISE    NUMBER OF SECURITIES
                                BE ISSUED UPON EXERCISE      PRICE OF OUTSTANDING         REMAINING AVAILABLE FOR
                                OF OUTSTANDING OPTIONS,      OPTIONS, WARRANTS AND        FUTURE ISSUANCE UNDER EQUITY
                                WARRANTS AND RIGHTS          RIGHTS                       COMPENSATION PLANS
                                                                                          (EXCLUDING SECURITIES
                                                                                          REFLECTED IN COLUMN (A))
Equity compensation plans                 -0-                          N/A                     (1,000,000)(1)
approved by security holders

Equity compensation plans                 -0-                          N/A                          -0-
not approved by security
holders

Total                                     -0-                          -0-                       (1,000,000)

------------------
(1) Shares reserved for issuance under the Company's 2004 Stock Incentive Plan.

     CHANGES IN CONTROL. During the period April 2003 through November 8, 2004, the Company issued $762,000 principal amount of its convertible notes convertible into an aggregate of (5,080,787) shares of the Company's Common Stock. Subsequent to the Company's annual meeting of stockholders held on November 8, 2004, at which, among other things, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue and a reduction in the par value of the shares of Common Stock, the holders of the convertible notes converted the notes into 5,080,787 shares of Common Stock. In addition, during the period November 8, 2004 through December 31, 2004, the Company sold an additional 600,000 shares of Common Stock. As a result of such transactions and the stock ownership of the Company, a change in control of the Company occurred.

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

During the third quarter of fiscal 2005 the Company sold its mortgage receivable to Shal Properties, LLC, a company affiliated with T. Marshall Swartwood, the father of Theodore M. Swartwood, the Company's President, for $50,000. The carrying value on the mortgage receivable was $70,443. Accordingly, the Company recorded a loss of $20,443 on the transaction.

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

     31.1 Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)(7)

     32.1 Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)(7)

---------------------
(1) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 2-66471) of the Registrant and incorporated herein by reference.

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

(7) Filed herewith.

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarter ended September 30, 2003 in response to the items listed:

            DATE OF REPORT                       ITEM NUMBER

          September 23, 2004         ITEM 5.02.  Departure of Directors or
                                     Principal Officers; Election of
                                     Directors; Appointment of Principal
                                     Officers.


ITEM 14. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company's management, including Theodore M. Swartwood, its President, we have evaluated our disclosure controls and procedures as of the end of the period covered by this report, and, based on his evaluation, Mr. Swartwood has concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Mr. Swartwood, as appropriate to allow timely decisions regarding required disclosure.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following sets forth fees incurred by the Company during the two fiscal years ended September 30, 2005 for services provided by Liebman, Goldberg & Drogin, L.L.P., the Company's independent public accountant at those year ends.

                                    Audit                         All
                Audit Fees      Related Fees      Tax Fees     Other Fees

     2005         $34,250           $-0-           $3,750         $-0-
     2004         $27,250           $-0-           $3,750         $-0-

     The Company's Board of Directors believes that the provision of the services during the two years ended September 30, 2005 is compatible with maintaining the independence of Liebman, Goldberg & Drogin, L.L.P. The Company's Board of Directors has not adopted any pre-approval policies and procedures for engaging an accountant to render audit or non-audit services that are subject to the pre-approval requirement.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Audit Committee
Digital Imaging Resources, Inc. and Subsidiaries
Formerly Dominion Resources, Inc. and Subsidiaries
Morristown, New Jersey

We have audited the accompanying consolidated balance sheet of Digital Imaging Resources, Inc. and Subsidiaries, formerly Dominion Resources, Inc. and Subsidiaries as of September 30, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two fiscal years ended September 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Company as of September 30, 2005, and the results of its operations and cash flows for the two fiscal years ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statement has been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no material revenues, has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Liebman Goldberg & Drogin, LLP
Garden City, New York

December 13, 2005


                             See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005

ASSETS

Current assets:
Cash and cash equivalents                                          $      1,403
Investment in marketable securities                                           6
Accounts Receivable                                                      41,626
Inventory                                                                 7,096
                                                                   ------------
     Total current assets                                                50,131
                                                                   ------------
Furniture, fixtures and equipment, net
 of accumulated depreciation and amortization
  (Note 3)                                                               13,909
                                                                   ------------
Other assets:
 Security Deposit                                                            75
        Total other assets                                                   75
                                                                   ------------
        Total assets                                               $     64,115
                                                                   ============


















                             See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued liabilities (Note 5)                 $    202,632
 Debt, current maturities (Notes 7)                                      60,725
                                                                   ------------
       Total current liabilities                                        263,357
                                                                   ------------
Long-term liabilities:
 Debt, net of current maturities (Note 7)                               231,557
                                                                   ------------
       Total long-term liabilities                                      231,557
                                                                   ------------
Commitments and contingencies (Note 8)



Stockholders' deficit:
 Common stock, $0.01 par value;
 Authorized - 25,000,000 shares;
  issued and outstanding - 9,154,460 shares                               9,155
 Additional paid-in capital                                           8,859,438
 Accumulated deficit                                                 (7,850,270)
 Accumulated other comprehensive loss                                   (48,209)
Less: 67,532 shares held in treasury                                 (1,400,913)
                                                                   ------------
     Total stockholders' deficit                                       (430,799)
                                                                   ------------
     Total liabilities and stockholders' deficit                   $     64,115
                                                                   ============










                             See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 and 2004

                                                     2005              2004
                                                 ------------      ------------
Revenues
   System Sales                                  $     77,500      $          0
   Fee revenue                                         11,327                 0
       Total revenues                                  88,827                 0

Cost of Goods Sold                                     32,370                 0

Gross Profit                                           56,457                 0

Expenses:
  Other operations                                    188,437           323,199
   General and administrative expenses                558,268           313,535
  Depreciation and amortization                         3,000             2,707
       Total expenses                                 749,705           639,441

Loss from operations                                 (693,248)         (639,441)

Other income (expenses):
  Interest income                                           0            16,094
  Interest expense                                    (47,706)          (54,532)
  Interest expense - Convertible Notes                (54,095)         (150,589)
   Loss on sale of RiceX common stock                       0              (828)
   Loss on sale of mortgage receivable                (20,433)                0
   Waiver and cancellation of interest-
       Convertible Notes                              229,450                 0

      Total other income (expenses)                   107,216          (189,855)

Loss before provision for income taxes               (586,032)         (591,870)
      Provision for income taxes                        4,401          (921,214)
                                                 ------------      ------------
Net Income (loss)                                    (590,433)          329,344
                                                 ------------      ------------
Net income (loss) per common share               $     (0.076)     $       0.68
                                                 ============      ============


Weighted average number of shares used in
  computing net income (loss) per share             7,805,441           481,387




                             See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2005 and 2004

                                                         Capital                          Other
                          Common            Par         in Excess         Accum       Comprehensive     Treasury
                           Stock           Value          of Par         Deficit           Loss           Stock            Total
                        ------------    ------------   ------------    ------------    ------------    ------------    ------------
Balance -
September
30,2003                    9,627,576    $     96,276   $  7,280,587    $ (7,351,755)   $    (41,368)   $ (1,400,913)   $ (1,417,173)
                        ------------    ------------   ------------    ------------    ------------    ------------    ------------
Net income                                                                   91,918

Unrealized losses on securities                                                              (6,841)

Balance -
September
30,2004                    9,627,576    $     96,276   $  7,280,587    $ (7,259,837)   $    (48,209)   $ (1,400,913)   $ (1,332,096)
                        ------------    ------------   ------------    ------------    ------------    ------------    ------------
Reverse Stock
  split 1:20               9,146,198)       ($95,795)

Net Loss                                                                   (590,433)

Issuance Common Stock
  For Compensation         1,262,000    $      1,262   $    251,138

  Debt Reduction-Berk        981,276    $        981   $    214,900

  Convertible Notes        5,080,787    $      5,080   $  1,017,018
                        ------------    ------------   ------------    ------------    ------------    ------------    ------------
Balance-
September
30, 2005                   9,154,460    $      9,155   $  8,859,438    $ (7,850,270)   $    (48,209)   $ (1,400,913)   $   (430,799)
                        ============    ============   ============    ============    ============    ============    ============





                             See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 and 2004

                                                        2005            2004
                                                     ----------      ----------
Cash flows from operating activities:
  Net income (loss)                                  $ (590,433)     $   91,918

Adjustments to reconcile net income (loss)
 to net cash (used in) operating activities:
  Depreciation and amortization                           3,000           2,707
   Loss on sale of RiceX common stock                         0             828
   Loss on sale of mortgage receivable                   20,443               0
   Issuance of common stock for compensation            252,400               0

Changes in assets and liabilities:
  Accounts receivable                                   (41,626)              0
  Inventory                                              29,525         (36,620)
  Accounts payable and accrued liabilities               83,056        (945,105)
Net cash (used in) operating activities                (243,635)       (886,272)

Cash flows from investing activities:
  Furniture, fixtures and equipment                      (3,000)         (2,707)
  Proceeds from Sale of mortgage receivable              50,000               0
  Mortgage receivable-advances                                0          (6,287)
  Sale of RiceX and other marketable securities               0           6,502
  Mortgage receivable - Lake Isle Corp.                       0         141,479
Net cash provided by investing
  activities                                             47,000         138,987

Cash flows from financing activities:
  Additional borrowings                                 121,831         743,456
   Reduction of Debt-waiver of interest
      On Convertible Notes                             (229,450)              0
   Issuance of Common Stock                             270,000               0
Net cash provided by financing activities               162,381         743,456

Increase (decrease)in cash and cash equivalents         (34,254)         (3,829)
Cash and cash equivalents, beginning of year,            35,657          39,486
                                                     ----------      ----------
Cash and cash equivalents, end of year,              $    1,403      $   35,657
                                                     ==========      ==========






                             See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
FOR THE YEARS ENDED SEPTEMBER 30, 2005 and 2004


                                                        2005            2004
                                                     ----------      ----------
Conversion of Debt for
   Common Stock

Reduction of debt                                    $  217,847               0
Issuance of common stock-par value                         (981)              0
Issuance of common stock-add. Paid in cap              (216,866)              0
Subtotal                                                      0

Conversion of Debt for
   Common Stock


Reduction of debt                                       762,000               0
Issuance of common stock - par value                     (5,081)              0
Issuance of common stock - add. Paid in cap            (756,919)              0
Subtotal                                                      0               0

Issuance of Common Stock for
   Administrative & Consulting fees

Administrative & consulting expense                     252,400               0
Issuance of common stock-par value                       (1,262)              0
Issuance of common stock-add. Paid in cap              (251,138)              0
Subtotal                                                      0               0

Assignment of Seasons Development Mortgage
Receivable for Partial Settlement of Debt
   (Note 11)

  Reduction in accrued liabilities                            0         144,853
  Assignment of Mortgage Receivable                           0        (144,853)

Subtotal                                                      0               0

Assignment of Lake Isle Mortgage
 Receivable for Partial Settlement of Debt
   (Note 10)

  Reduction in Debt                                           0         198,356
  Assignment of Mortgage Receivable                           0        (198,356)

Subtotal                                                      0               0

Total Non-Cash Operating, Investing                  $        0      $        0
   and Financing Activities





                             See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

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

Revenue Recognition

The Company recognizes sales upon the shipment of its swing station system. Provisions for warranty costs are estimated and recorded at the time of the sale. As of September 30, 2005 the Company has provided for estimated warranty expenditures of $1,500. In addition, net sales include revenues earned from marketing and promotional events to develop future sales of the swing station system.

Going Concern

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2005 of $590,433. The Company had net income in fiscal 2004 in the amount of $91,918 arose out of a write down of a provision for income taxes made in an earlier fiscal year in the amount of $921,214 and not as a result of its operations in fiscal 2004. The Company had a working capital deficiency at September 30, 2005 of approximately $213,226. The Company had a negative cash flow from operations in 2004 and 2005 and during the year ended September 30, 2005 it used net cash of $243,635 for operating activities. As of September 30, 2005, the Company's liabilities exceeded its assets by $430,799.

These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties of the Company's continued existence are: 1) to raise additional equity capital; 2) to restructure its existing debt; and 3) to develop a business plan which will generate positive operating cash flow. Management believes that these plans can be effectively implemented in the next twelve-month period. The

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

1. Summary of Significant Accounting Policies (Continued)

Going Concern continued

Company's ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern

Earnings Per Common Share

The Company adopted Financial Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing the Company's net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate income/(loss) per common share for the years ended September 30, 2005 and 2004 was 9,154,460 and 9,627,576 respectively.

At an annual meeting of the Company's stockholders held on November 8, 2004, the Company's stockholders approved a proposal to reverse split the Company's shares of Common Stock on the basis that each twenty shares became one share.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of September 30, 2005 the Company has not recorded an allowance for doubtful accounts since sales has just commenced and management deems the accounts receivable collectible in full at this time.

Concentration of Credit Risk

The Company currently maintains cash accounts with financial institutions, which at various times may exceed the maximum amount insured by the Federal Depository Insurance Corporation.

Inventory

Inventory is valued at the lower cost (first-in, first-out basis) or market value. Losses from write-down of damaged, nonusable, or otherwise obsolete nonsalable inventory are recorded in the period in which they occur.

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

1. Summary of Significant Accounting Policies (Continued)

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

Investments

Investment securities, which consist principally of common stock, are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Standard requires that debt and equity securities be classified as either trading, available-for-sale or held-to-maturity. As of September 30, 2005, the Company had no securities available for sale.

Securities classified as available for sale are recorded at fair value. Unrealized gains and losses, net of the related tax effects, on vailable for sale securities are excluded from earnings and are reported in stockholders' equity as a component of accumulated other comprehensive earnings (loss) until realized. The cost of securities sold is based on the specific identification method.

Unrealized losses that are other than temporary are recognized in earnings. A loss is recognized to the extent by which the fair market value of the investment security has declined below its carrying value and the value is other than a temporary impairment.

Comprehensive Income (Loss)

SFAS No. 130 "Reporting Comprehensive Income," requires unrealized gains and losses on the Company's available for sale securities to be included in Other Comprehensive Income (Loss). The Company has recorded unrealized losses on securities as Other Comprehensive Loss in the amount of $0 and $6,841 for the years ended September 30, 2005 and 2004, respectively. The Company reports accumulated other Comprehensive Loss in the Consolidated Statements of Stockholders' Deficit.

Research and Development

Pursuant to SFAS No. 2 "Accounting for Research and Development Costs", the Company expenses all research and development costs as incurred. Research and development costs consist of fees paid to consultants and other outside service providers used specifically in the development of the SwingStation System.

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

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

Advertising

Advertising costs are charged to expense as incurred advertising expense. For the year ended September 30, 2005 and 2004 the advertising expense was $9,448 and $0 respectively.

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

Recent Accounting Pronouncements

In December 2004, the FASB finalized SFAS No. 123R amending SFAS No. 123, effective beginning the first quarter of fiscal 2006. SFAS No. 123R will require the Company to expense stock options based on grant date fair value in its financial statements. Further, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123R will have no effect on the Company's cash flows, but is expected to have a material impact on its results of operations.

On March 3, 2005 the FASB issued FASB Staff Position FIN 46(R)-5, which addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or a potential VIE when specific conditions exist. The adoption of FIN 46(R)-5 will have no effect on the Company's results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions", and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 153 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

2. Related Party Transactions

On November 22, 2004, the Company had issued 481,000 shares of stock to Theodore
M. Swartwood, its President and chief executive officer. These shares were issued as compensation and in recognition of his efforts in assisting the Company in completing its recapitalization and the thresholds achieved by the Company in implementing its business plan.

In the fourth quarter of fiscal 2004, the Company finalized a restructuring of its collateral with Seasons Development Corporation in connection with a mortgage the Company holds on property located in Vernon, New Jersey. As part of the restructuring the Company agreed to release its existing mortgage and exchange for a new mortgage on a condominium located in Vernon New Jersey. The new mortgage aggregates approximately $70,000 and is secured. In the third quarter of fiscal 2005, the Company sold the mortgage for $50,000. The Company did not believe the expense to foreclose on the property or to pursue full market value of approximately $70,000 was in the best interest of the Company.

During the third quarter of fiscal 2005 the Company sold its mortgage receivable to Shal Properties, LLC, a company affiliated with T. Marshall Swartwood, the father of Theodore M. Swartwood, the Company's President, for $50,000. The carrying value on the mortgage receivable was $70,443. Accordingly, the Company recorded a loss of $20,443 on the transaction.

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

3. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consisted of the following at September 30, 2005:

Furniture, fixtures and equipment                         $   97,214
     Subtotal                                                 97,214
Less:  Accumulated depreciation and amortization              83,305
Net furniture, fixtures and equipment                     $   13,909

Depreciation expense for the years ended September 30, 2005 and 2004 is $3,000 and $2,707, respectively.

4. Investment in RiceX, Inc.

During the third quarter of fiscal 2004 the Company sold its remaining 48,866 shares of RiceX common stock on the open market for an aggregate selling price of $6,502. The Company's book value of the shares was $7,330. Accordingly, the Company recorded a loss on the transaction in the amount of $828.

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2005 consist of the following:

     Accounts Payable - trade                             $  190,656
     Accrued Product Warranty Liability                        1,500
     Accrued interest and other                                9,630
     Lease Deposit Payable                                       551
     Sales Tax Payable                                           295
                                                          $  202,632

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

6. Income Taxes

The tax expense (benefit) for the years ended September 30, 2005 and 2004 consists of the following components:

                                  2005              2004

Current                       $     -0-         $      -0-
    Federal                         -0-           (921,214)
    State                         4,401           (921,214)
Deferred                            -0-                -0-
    Federal                         -0-                -0-
    State                           -0-                -0-

                              $   4,401         $ (921,214)

The income tax benefit for the year does not bear the expected relationship between pretax loss and the federal corporate income tax rate of 34% because of the direct effect of state and local income taxes.

The reconciliation between the actual and expected federal tax is as follows:

Federal corporate tax rate of 34% and applicable
 AMT applied to pretax loss                        $     -0-         $  -0-

State and local taxes, net of federal benefit         (4,401)        (921,214)

Effect of non-deductible entertainment                   -0-              -0-

Effect of tax vs. book depreciation                      -0-              -0-

Effect of capital loss carry forward                     -0-              -0-

Effect of NOL limitation                                 -0-              -0-

Total tax expense (benefit)                        $  (4,401)       $(921,214)


Deferred income taxes as reported on the balance sheet consists of:

                                                           September 30,
                                                       2005            2004

Deferred tax assets                                $  193,157        $198,960
Deferred tax liabilities                                  -0-             -0-
Valuation allowance                                  (193,157)       (198,960)
                                                   $      -0-             -0-

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

6. Income Taxes (Continued)

As of September 30, 2005 the Company had net operating losses (NOL) of approximately $2,330,000. This amount is available to be carried back two years to offset past taxable income. Any remaining NOL after the carry back is available to offset future taxable income. The carry forwards begin to expire for the year ended September 30, 2005. The company has provided a full 100% valuation allowance on the deferred tax assets at September 30, 2005 and 2004 to reduce such deferred income tax assets to zero as it is the management's belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles. Management will review the valuation allowance required periodically and make adjustments as warranted.

Throughout the second and third quarter of fiscal 2004 the Company was in on going negotiations with the State of Alabama with respect to a settlement of a claim for unpaid state income taxes for the periods ended September 30, 1996 and 1997, including interest and penalties, in the aggregate amount of $921,214. In the course of these negotiations, the State of Alabama advised the Company that based upon the facts and the law the potential claims are barred by the applicable statute of limitations, which ran out December 28, 2001 and January 22, 2002, and the State of Alabama does not have a legally enforceable claim against the Company. Accordingly, the Company wrote this provision down as of June 30, 2004.

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

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

7. Debt (Continued)

In fiscal 2004 Berkowitz Wolfman advanced $136,441 to the Company and added unpaid interest accrued during fiscal 2004 in the amount of $49,552 to the outstanding loan balance. In addition, $44,375 was added to the loan balance in connection with the Tierney Settlement.

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

Commencing in April 2003 through September 30, 2003, the Company sold convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $360,000. Thereafter, during the period October 1, 2003 through September 30, 2004, the Company sold an additional $357,500 principal amount of Convertible Notes. The Convertible Notes beared interest at a rate of 25% provided, however, the Company obtained authorization to increase its authorized number of shares to a number of shares sufficient to enable the lawful conversion of the shares and to increase the par value of the shares and to increase the par value of the shares at a shareholder meeting held on November 8, 2004 (see a full discussion of the meeting in section 12 of the Notes to Consolidated Financial Statements) and the interest accrued on the Convertible Notes was waived and cancelled. The notes were due on April 30, 2005. At September 30, 2004, the notes were convertible into an aggregate of 4,858,287 shares of common stock after adjusting for a 1 for 20 reverse stock split.

As of September 30, 2004, the Company had accrued interest of $174,860 on the Convertible Notes.

In August 2003, the Company entered into a loan with a third party in the amount of $50,000. The loan bears interest at 10% and was originally due on August 28, 2005. The principal and accrued interest on the note was subsequently extended to August 28, 2006.

Debt as of September 30, 2005, inclusive of accrued interest to that date, is summarized as follows:

Loan Agreement, 5% interest due December 31, 2006            $ 231,557
Loan Agreement, 10% interest due August 28, 2006                60,726
                                                             ---------
  Total debt                                                   292,283
Less total current portion                                     (60,726)
Total non-current portion                                    $ 231,557

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

7. Debt (Continued)

Other Information

Aggregate principal reductions of debt as of September 30, 2004 are summarized as follows (000's omitted):

                              Secured
Fiscal Year                    Debt
2006                        $   60,726
2007                        $  231,557

8. Commitments and Contingencies

The Company's executive offices are located at 355 Madison Avenue, Morristown, New Jersey, which the Company leases on a month-to-month basis at a rental of $625 per quarter.

9. Common Stock

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

In November and December, 2004, $762,000 principal amount of the Company's outstanding convertible notes, including the convertible notes sold prior to October 1, 2003, was converted into an aggregate of 5,080,787 shares (after

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

9. Common Stock (Continued)

reflecting the one-for-twenty reverse stock split) of the Company's Common
Stock.

As discussed in Note 7 above, during the period April 2003 through September 2004, the Company issued and sold $717,500 principal amount of its notes convertible into 97,165,730 (4,858,286 on a split adjusted basis) shares of its common stock.

Non-qualified Stock Option Plan and Option to Purchase Common
Stock

The Company adopted a new non-qualified stock option plan and reserved 1,000,000 shares for issuance at a shareholder meeting held on November 8, 2004 (see Note
12). Options are non-transferable; expire if not exercised after five years; may not be exercised until after the completion of one year of service with the Company by the employee; are exercisable at the rate of one-fifth of the shares optioned per year and are issuable to employees in such amounts and at such prices as determined by the Board of Directors, provided that no single employee may be granted options to purchase more than 7,500 shares and persons owning more than 10% of the Company's outstanding shares are excluded from participation in the plan. Options are protected against dilution resulting from stock recapitalization. As of September 30, 2005, no options had been issued under the plan. No further options will be granted under this plan.

10. Company Recapitalization and Reorganization:

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

11. Subsequent Events (Unaudited) Not Covered By Independent
Auditor's Report

On December 13, 2005, the Company issued 500,000 shares of the Company's common stock par value $0.001 to the US Pro Golf Tour Inc. in fulfillment of certain obligations of their Memo of Understanding as reported in the Company's current filing of form 8-K dated October 6, 2005.

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

11. Subsequent Events (Unaudited) Not Covered By Independent
Auditor's Report (Continued)

On January 9, 2006, the Company entered into a preliminary agreement to merge with Vianet Direct Inc., a company who offers and operates an alternative trading system whose products provide a real time, virtual, interactive, anonymous block trading system for all types of equity securities. Subsequent to the proposed merger, the Company anticipates that its shareholders will own approximately 20% of the merged company's common stock on a fully diluted basis.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DIGITAL IMAGING RESOURCES INC.


Dated: January 27, 2006                 By: /s/ Theodore M. Swartwood,
                                            ----------------------------
                                            President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                        TITLE                          DATE

/s/ Theodore M. Swartwood        President and Director         January 27, 2005
---------------------------
Theodore M. Swartwood



/s/ Paul J. Donahue              Director                       January 27, 2005
---------------------------
Paul J. Donahue