Form 10QSB
period 2005-12-31
DIGITAL IMAGING RESOURCES INC.
filed 2006-02-21
CIK 314712

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2005

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from _____________ to _____________

                         Commission file number 0-10176




                         DIGITAL IMAGING RESOURCES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                         22-2306487
    -------------------------------                            -------------
    (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)

   355 Madison Avenue, Morristown, NJ                              07960
----------------------------------------                         ----------
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



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]          No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                            Yes [_]          No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class - Common Stock, $0.001 par value
               9,654,460 shares Outstanding at February 17, 2006

Traditional Small Business Disclosure Format (Check one):       Yes [_]   No [X]

================================================================================

                 DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
                FORMERLY DOMINION RESOURCES INC AND SUBSIDIARIES
                                   FORM 10-QSB
                         QUARTER ENDED December 31, 2005



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


          Condensed consolidated balance sheets ..........................   3-4

          Condensed consolidated statements of operations ................     5

          Condensed consolidated statements of cash flows ................   6-7

          Notes to condensed consolidated financial statements ...........  8-10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. ...........................    11

Item 3.   Controls and Procedures ........................................    15






                                     PART II
                                OTHER INFORMATION


Item 4.   Unregistered Sale of Equity Securities and Use of Proceeds .....    16

Item 6.   Exhibits and Reports on Form 8-K ...............................    16

ITEM 1.   FINANCIAL STATEMENTS

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS


                                                    DECEMBER 31,   SEPTEMBER 30,
                                                        2005           2005
                                                    ------------   ------------
                                                     (Unaudited)     (See note
                                                                      below)

Current assets:
Cash and cash equivalents                           $      8,136   $      1,403
Investment in marketable securities                            6              6
Accounts Receivable                                        8,626         41,626
Inventory                                                  8,790          7,096
                                                    ------------   ------------
Total current assets                                      25,558         50,131
                                                    ------------   ------------

Property, equipment, furniture and fixtures, net
of accumulated depreciation and amortization              13,226         13,909
                                                    ------------   ------------

Other assets:

Security deposit                                              75             75
Total other assets                                            75             75
                                                    ------------   ------------
Total assets                                        $     38,859   $     64,115
                                                    ============   ============


Note: The balance sheet at September 30, 2005, has been taken from the audited financial statements at that date and condensed.

See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                    DECEMBER 31,   SEPTEMBER 30,
                                                        2005           2005
                                                    ------------   ------------
                                                     (Unaudited)     (See note
                                                                      below)

Current Liabilities:
Accounts payable and accrued liabilities            $    201,018   $    202,632
Debt, current portion                                     62,257         60,725
                                                    ------------   ------------
Total current liabilities                                263,275        263,357
                                                    ------------   ------------

Long-term liabilities:
Debt, net of current maturities                          262,548        231,557
                                                    ------------   ------------
Total long-term liabilities                              262,548        231,557
                                                    ------------   ------------

Commitments and Contingencies:

Stockholders'deficit:
Common stock, $0.001 par value; authorized
- 25,000,000 Shares; issued and outstanding
- 9,654,460 shares at December 31, 2005
and 9,154,460 shares at September 30, 2005,
respectively                                               9,655          9,155
Additional paid-in-capital                             8,958,938      8,859,438
Accumulated deficit                                   (8,006,435)    (7,850,270)
Accumulated Other Comprehensive Loss                     (48,209)       (48,209)
Less: 67,532 shares held in treasury
at December 31, 2005 and September 30, 2005           (1,400,913)    (1,400,913)
                                                    ------------   ------------
Total stockholders' deficit                             (487,964)      (430,799)
                                                    ------------   ------------
Total liabilities and
stockholders' deficit                               $     38,859   $     64,115
                                                    ============   ============


Note: The balance sheet at September 30, 2005, has been taken from the audited financial statements at that date and condensed.

See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)


                                                        2005           2004
                                                    ------------   ------------
Revenues:
System sales                                        $          0   $          0
Fee revenue                                                1,560              0
Total revenues                                             1,560              0

Cost of goods sold                                             0              0

Gross profit/(loss)                                        1,560              0

Expenses:
Other operations                                           7,972         71,351
General and administrative expenses                      142,151        339,033
Depreciation and amortization                                683            750
                                                    ------------   ------------
Total expenses                                           150,806        411,134

Loss from operations                                    (149,246)      (411,134)

Other income (expenses):

Interest expense                                          (6,919)       (12,692)
Interest expense - Convertible Notes                           0        (53,284)


Waiver and cancellation of
interest - Convertible Notes                                   0        210,700
                                                    ------------   ------------
Total other income (expenses)                             (6,919)       144,724
                                                    ------------   ------------

Loss before provision for income taxes                  (156,165)      (266,410)
Provision for Income Taxes                                     0              0
                                                    ------------   ------------
Net loss                                            $   (156,165)  $   (266,410)
                                                    ============   ============

Net loss per common share                           $      (0.02)  $      (0.07)
                                                    ============   ============

Weighted average number of shares used in
computing net (loss) per share                         9,465,921      3,939,055
                                                    ============   ============


See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)


                                                        2005           2004
                                                    ------------   ------------
Cash flows from operating activities:
Net loss                                            $   (156,165)  $   (266,410)
Adjustments to reconcile net
loss to net cash (used
in) operating activities:
Depreciation and amortization                                683            750
Prepaid and other assets                                       0        (14,604)
Issuance of common stock for advertising                 100,000              0
Issuance of common stock for
Compensation                                                   0        252,400
Changes in assets and liabilities:
Decrease in Accounts Receivable                           33,000              0
Increase in Inventory                                     (1,694)             0
Increase (decrease) in accounts payable
  and accrued liabilities                                 (1,614)        15,041
Net cash (used in) operating activities                  (25,790)       (12,823)

Cash flows from financing activities:
Additional borrowings                                     32,523        110,808
Reduction of debt - waiver of interest
on convertible notes                                           0       (210,770)
Issuance of common stock                                       0         95,000
Net cash provided by financing activities                 32,523         (4,892)

Increase (decrease) in cash and cash equivalents           6,733        (17,715)
Cash and cash equivalents balance, beginning               1,403         35,657
of period
                                                    ------------   ------------
Cash and cash equivalents balance, end of period    $      8,136   $     17,942
                                                    ============   ============


See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE OF NON-CASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
THREE  MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)



                                                         2005          2004
                                                      ----------    ----------
Conversion of Debt for
Common Stock (Note 7)

Reduction of debt                                     $        0    $  217,847
Issuance of common stock - par value                           0          (981)
Issuance of common stock - Additional Paid-in Capital          0      (216,866)
Subtotal                                                       0             0

Conversion of Debt for
Common Stock (Note 7)

Reduction of debt                                              0       702,000
Issuance of common stock - par value                           0        (4,599)
Issuance of common stock - Additional Paid-in Capital          0      (697,401)
Subtotal                                                       0             0

Issuance of Common Stock for
Administrative & Consulting Fees (Note 8)

Administrative & consulting expense                            0       252,400
Issuance of common stock - par value                           0        (1,262)
Issuance of common stock - Additional Paid-in Capital          0      (251,138)
Subtotal                                                       0             0

Issuance of Common Stock for
Marketing Expense (Note 8)
 Marketing expense                                       100,000             0
 Issuance of common stock - par value                       (500)            0
 Issuance of common stock - Additional Paid-in Capital   (99,500)            0
Subtotal                                                       0             0

Total Non-Cash Operating, Investing
and Financing Activities                              $        0    $        0

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

Digital Imaging Resources, Inc. (the "Company") was incorporated under the laws of the State of Delaware on October 11, 1979. On November 8, 2004, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware, which effected a change in the Company's name from Dominion Resources, Inc.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2005 and September 30, 2005, the results of operations for the three months ended December 31, 2005 and 2004, and cash flows for the three months ended December 31, 2005 and 2004. Operating results for the three months ended December 31, 2005, are not necessarily indicative of the results which may be expected for the year ending September 30, 2006. These statements should be read in conjunction with Form 10-KSB for fiscal 2005 which is on file with the Securities and Exchange Commission.

Note 2 - GOING CONCERN:

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2005 of $590,433. For the first three months of fiscal 2006, the Company incurred a loss from operations of $149,246 and a net loss in the amount of $156,165. The Company had a working capital deficiency at December 31, 2005 and September 30, 2005 of $237,717 and $213,226, respectively. The Company had negative cash flow from operations for the first three months of fiscal 2006 and during the year ended September 30, 2005 in the amount of $25,790 and $243,645, respectively. As of December 31, 2005 and September 30, 2005, the Company's liabilities exceeded its assets by $500,265 and $430,799, respectively.

These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties of the Company's continued existence are: 1) to raise additional equity capital and 2) to develop a business plan which will generate positive operating cash flow. Management believes that these plans can be effectively implemented in the next twelve-month period. In January 2006, the Company received a short term loan in the principal amount of $50,000 from a third party. The Company's ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)


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


NOTE 6 - RELATED PARTY TRANSACTIONS:

On November 22, 2004, the Company issued 481,000 shares of stock to Theodore M. Swartwood, its President and chief executive officer. These shares were issued as compensation and in recognition of his efforts in assisting the Company in completing its recapitalization and the thresholds achieved by the Company in implementing its business plan.


NOTE 7 - DEBT:

On January 7, 2005, Berkowitz Wolfman Associates ("Berkowitz Wolfman") agreed to reduce the principal amount of the $417,221 of indebtedness owing to it as of September 30, 2004 by $217,221 to $200,000 (the "Berkowitz Wolfman Loan") in exchange for 981,276 shares of the Company's Common Stock effective as of December 31, 2004. The indebtedness, as amended, is due on December 31, 2006 and bears interest at 5% per annum. In the event the Company completes a minimum $3.0 million equity financing, the indebtedness is immediately payable.

In November and December 2004, $702,000 principal amount of the Company's outstanding convertible notes, including the $44,500 principal amount of notes sold during the quarter ended December 31, 2004, was converted into an aggregate of 4,599,246 shares of the Company's Common Stock.


NOTE 8 - COMMON STOCK:

During the quarter ended December 31, 2004, the Company's Board of Directors authorized the issuance of an aggregate of 1,262,000 shares to three persons for services rendered to the Company. The persons included Theodore M. Swartwood, the Company's President with respect to 481,000 shares, Geoffrey Clark, an employee of the Company with respect to 300,000 shares and DataSync Engineering, a consultant to the Company with respect to 481,000 shares.

On September 30, 2005 the Company entered into a marketing arrangement with the U.S. Pro Golf Tour based on certain contingencies. The U.S. Pro Golf Tour (the "USPGT"), a wholly owned subsidiary of Greens Worldwide Inc. (OTCBB symbol:
GRWW), is developing a new professional golf tour. The USPGT events feature former PGA golfers, players preparing for the Champions Tour, non-exempt professionals on the Champions Tour, celebrity challengers and professionals 18 and older gearing-up for the PGA Tour. The U.S. Pro Golf Tour conducts a Pro-Net competition for players with handicaps of all skill levels, 18 years and older, competing for substantial prize money in a tour-event atmosphere. All tournaments are week-long events, and feature junior clinics, pro am events, media coverage, entertainment, electronic leader boards and hospitality, with local market charities benefiting from the events. The U.S. Pro Golf Tour's first event was televised on THE GOLF CHANNEL, featured in the program "54 Holes to Sunday".

As part of the agreement, the Company and its wholly owned subsidiary, SwingStation Inc(i) agreed to sponsor the first USPGT Pro-Am Title event in November of 2005; (ii) sold the USPGT two SwingStation Systems for $30,000, which were delivered in November 2005, and an option for a third system at $10,000; (iii) obtained media exposure in the greater Atlanta, GA area from the first week November until November 15, 2005; (iv) received 50 thirty-second commercials during the broadcasts of "54 Holes to Sunday" on THE GOLF CHANNEL which aired in December of 2005; (v) produced an in broadcast segment featuring an interview with the President of the Company and a demonstration of the SwingStation system which also aired during THE GOLF CHANNEL program in December. In exchange for successfully producing those items, the Company issued 500,000 shares of restricted common stock to the US Pro Golf Tour Inc. on December 13, 2005. In addition, GRWW agreed to purchase two advertising spots on each SwingStation the Company sells in the future and to issue to the Company the equivalent of $2,000 of GRWW restricted stock as payment for each set of advertisements purchased. Further details can be found in the 8-K SEC Filing made on October 6, 2005 in regard to this transaction.

The Company is currently exploring the possibility of developing a strategic alliance with the USPGT that will center on the Tour's desire to have a larger tournament schedule in 2006 thus providing a platform for greater media exposure. There can be no assurance, however, that the Company will be able to establish a strategic alliance with the USPGT for marketing purposes.


NOTE 9 - SUBSEQUENT EVENTS

On January 9, 2006, the Company entered into a preliminary agreement to merge with Vianet Direct Inc., (Vianet) a company who offers and operates an alternative trading system whose products provide a real time, virtual, interactive, anonymous block trading system for all types of equity securities. Subsequent to the proposed merger, the Company anticipates that its shareholders will own approximately 20% of the merged company's common stock on a fully diluted basis. Preliminary drafts of the definitive merger agreement have been prepared and are currently being reviewed by the Company and Vianet. There can be no assurance that the proposed merger will become definitive.


In conjunction with the proposed merger, on February 7, 2006, the Company received a short term loan in the principal amount of $50,000 from Vianet Direct Inc. This loan bears interest at a rate of five percent per annum and is due and payable on demand at any time after August 7, 2006.

On January 3, 2006, Berkowitz Wolfman agreed to extend the due date of the Berkowitz Wolfman Loan until December 31, 2009 and agreed to waive the requirement for accelerating repayment upon receipt of $3 million of financing by the Company.

ITEM. 2

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's condensed consolidated financial statements and accompanying notes appearing elsewhere in this report. This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors, including but not limited to the risks discussed in this report.


LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $ 1,560 and $ 0 during the three months ended December 31, 2005 and December 31, 2004, respectively. Since October 1, 2004, the Company has been engaged primarily in efforts to develop, manufacture, market and sell golf swing analysis systems called SwingStation and also to service golf outings and other corporate events. At December 31, 2005, the Company had cash of $ 8,136 and accounts payable and accrued liabilities of $201,018 and current liabilities of $62,257.

During the first three months of fiscal 2006, the Company had a net loss of $156,165. Included in the net loss is depreciation of $683, a non-cash expense. In addition, the net loss includes the expense related to the issuance of common stock to the US Pro Golf Tour for $100,000 for advertising and marketing.

During the first three months of fiscal 2006, changes in assets and liabilities included an increase in cash and cash equivalents resulting from a decrease in accounts receivable of $33,000, a decrease in accounts payable and accrued liabilities of $82 and an increase in Inventory of $1,694. After reflecting the net changes in assets and liabilities, net cash used by operations was $25,790.

Accordingly, during the first three months of fiscal 2006, the Company's cash and cash equivalents increased by $6,733.

The Company's marketing efforts are presently primarily devoted to seeking to sell or lease machines to golfing facilities and entrepreneurs, offer location specific revenue share plans with certain golf facilities and provide systems as featured services for use at golf outings and other corporate events. The Company believes that its current inventory of systems is adequate to support these marketing and servicing activities. These marketing activities are being funded primarily from limited current operating revenues realized in the months of July through December 2005. Additional systems needed to fulfill lease and other commitments will be manufactured in response to executed sales contracts or leases with the manufacturing cost presently intended to be financed. There can be no assurance that the Company will be successful in raising this additional capital or that its marketing efforts will be successful

Depending upon the market acceptance for the Swing Station system and the possible expanded scope of the Company's operations, the Company estimates that it may require up to an additional approximately $3.0 million through the end of the calendar year ending December 31, 2006 to fund its intended level of operations, which funds it intends to seek to raise through a private sale of equity securities. In the event the Company engages in any further material transactions during the fiscal year ending September 30, 2006, it can be expected that it will require additional funds. At December 31, 2005, the Company had made no arrangements to obtain the funds it believes it will require through the remainder of the fiscal year ending September 30, 2006 and there can be no assurance that such funds can be obtained. The failure to obtain these funds may impair the ability of the Company to meet its business objectives and remain in operation. There can be no assurance that the Company's current limited capital available will not cause it to curtail its operations. There can be no assurance that any financings undertaken will not result in further material dilution to the Company's existing stockholders.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED DECEMBER 31, 2005 COMPARED WITH FISCAL QUARTER ENDED DECEMBER 31, 2004

Total revenues were $1,560 and $ 0 during the first three months of fiscal 2006 and 2005, respectively. Revenues during the first three months of fiscal 2006 were primarily from leasing income received of $1,560. Since April 2004, the Company has been engaged in efforts to develop, manufacture, market and sell a video capture golf swing analysis system. Except for the revenues recorded in the third and fourth fiscal quarters of 2005 in the amount of $88,827, the Company has not realized any material revenues from these activities.

Cost of goods sold were $200 and $ 0 during the first three months of fiscal 2006 and 2005, respectively. Cost of goods sold during the first three months of fiscal 2006 related to leasing income of $1,560.

Other operations expenses were $7,972 during the first three months of fiscal 2006 compared with $ 71,351 during the first three months of fiscal 2005, for a decrease of $63,379. The decrease was primarily the result of reduced development costs in connection with the development of the Company's golf swing analysis system.

General and administrative expenses were $142,151 during the first three months of fiscal 2006 compared with $339,033 during the first three months of fiscal 2005, for a decrease of $196,882 primarily as a result of the issuance of 500,000 shares to US Pro Golf Tour for $100,000 of advertising and marketing.

Depreciation and amortization was $683 during the first three months of fiscal 2006 compared to $750 during the first three months of fiscal 2005. The decrease is primarily the result of assets reaching their fully depreciated value and no new significant furniture and equipment was purchased in fiscal 2006 as compared to fiscal 2005.

Interest expense was $6,919 during the first three months of fiscal 2006, compared with $ 65,976 during the first three months of fiscal 2004. The decrease of $59,057 was primarily the result of the conversion of Notes in the first three months of fiscal 2005.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the fiscal quarter ended December 31, 2005 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding the Company's plans and objectives relating to its development, production and marketing of its SwingStation golf swing analysis system, its future revenues and economic performance from those and any related activities it pursues, and its plans or objectives relating to its intentions to raise additional capital and the adequacy of that capital to fund the Company's proposed business plans and objectives and its proposed merger with Vianet Direct Inc. Forward-looking statements made in this Report also include the assumptions made by management as to the future growth and business direction of the Company and the development, production and marketing of its SwingStation system and the marketability of and demand for such a system. If the Company's assumptions are incorrect as to the market for this system and the revenues that it may be able to realize from the marketing of this system, the Company may be unsuccessful in developing as a viable business enterprise. The Company's ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured. The consummation of the Company's merger with Vianet Direct Inc. cannot be assured. Under such circumstance, an investor's entire investment will be in jeopardy and may be lost. The Company's business plan has evolved over time and the Company expects that its plans will evolve further in the future. These changes create additional risks and uncertainties to the investor. The Company's inability to meet its plans and objectives or the consequences to it from adverse developments in general economic or capital market conditions and its inability to raise additional capital could have a material adverse effect on it. The Company cautions investors that various risk factors accompanying those forward-looking statements are described, among other places, under the caption "Risk Factors" herein. They are also described in the Company's Annual Reports on Form 10-KSB, its Quarterly Reports on Form 10-QSB, and its Current Reports on Form 8-K. These risk factors could cause the Company's operating results, financial condition and ability to fulfill its plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect its financial condition and its ability to pursue its business strategy and plans.

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

THE COMPANY HAS LIMITED CURRENT REVENUES AND HAS A SEVERE SHORTAGE OF CAPITAL. The Company has a limited current source of revenue. The Company has no significant assets or financial resources. The Company had revenues during the three months ended December 31, 2005 of $1,560 and $0 revenues during the same period ending December 31, 2004. At December 31, 2005, the Company had cash of $8,136 and accounts payable and accrued liabilities of $201,018 and current liabilities of $263,275.

Prior to commencement of the Company's current Swing Station System development activities in mid-2004, all material operations were discontinued in September 1999. The Company had $1,560 revenues during the first three months of fiscal 2006 and had $88,827 revenues in the fiscal year ended September 30, 2005 and the Company had no material revenues for the fiscal year ended September 30, 2004. It had a net loss from operations of $149,246 and a net loss of $156,165 during the first three months of fiscal 2006. It had a net loss of $590,433 in the fiscal year ended September 30, 2005. The Company's net loss during the first three months of fiscal 2006 was reduced by the reduction in development costs of the Company's golf swing analysis system. The Company's future is currently dependent upon its ability to successfully complete the development and marketing of its Swing Station System for golfers. There is a risk that the Company will be unable to continue as a going concern. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, until such time as it can develop material revenues from its Swing Station System. This can be expected to result in the Company incurring net operating losses for the foreseeable future. There can be no assurance that the Company can successfully market its Swing Station System and develop material revenues.

THERE ARE QUESTIONS AS TO THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN; THERE IS AN EXPLANATORY PARAGRAPH IN THE INDEPENDENT AUDITORS REPORT CONCERNING THESE QUESTIONS. The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has sustained substantial losses during the first three months of fiscal 2006 and in the fiscal year ended September 30, 2005 of $590,433, and its net income in fiscal 2004 arose out of a write down of a provision for income taxes made in an earlier fiscal year and not as a result of its operations in fiscal 2005. The Company had a working capital deficiency at December 31, 2005 of $237,717. The Company had a negative cash flow from operations during the first three months of fiscal 2006 and in the years ended September 30, 2005 and 2004 in the amount of $25,790, $243,635 and $886,272, respectively. All the foregoing factors lead to questions concerning the Company's ability to meet its obligations as they come due. The Company has a need for substantial funds to develop and market its SwingStation system. The Company has financed its activities using private debt and equity financings, and it has no line of credit or other financing agreement providing borrowing availability with a commercial lender. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company's assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. The Company's ability to continue as a going concern is dependent upon the availability of adequate sources of capital and the ability to manufacture, market and realize material revenues and cash flow from its SwingStation system.

The independent accountants' report on the Company's financial statements as of and for the year ended September 30, 2005 includes an explanatory paragraph which states that the Company has no material revenues, has suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

THERE ARE RISKS RELATED TO MARKETING "SWING STATION AND THE COMPANY HAS MADE NO ANALYSIS OF THE MARKET DEMAND FOR SUCH A SYSTEM."The Company in mid-2004 redirected its activities into the development and marketing of a golf swing video capture and analysis system named the "Swing Station." The Company has conducted limited market analysis of the demand for the system to support its business plans, primarily through attendance at trade shows in January 2005. There can be no assurance that the Company will be successful in marketing and developing material revenues and operating income from these activities. In the event the Company fails to develop material revenues from this system, it has no other products or activities from which it can derive material revenues. The failure of the Company to develop material revenues from the SwingStation system can be expected to result in the Company being unsuccessful.

THE COMPANY'S ACTIVITIES ARE CONDUCTED WITH A LIMITED STAFF. At present, the Company's marketing efforts are conducted primarily by its President. The Company has not employed any salesmen as of December 31, 2005, however, two salesmen are employed on a commission basis to market the Company's system. The Company's outing services are also marketed in New Jersey by two golf resorts and a golf management company. There can be no assurance that this staff will be adequate to pursue the necessary marketing activities to develop material revenues. In the event that either or both of such persons should become unavailable to the Company, the Company's operations would be materially adversely affected.

THE COMPANY WILL NEED ADDITIONAL CAPITAL TO PURSUE ITS BUSINESS PLANS AND IT MAY BE UNABLE TO RAISE THAT CAPITAL. The Company had cash of $8,136 and liabilities of $525,823 including current liabilities of $263,275 as of December 31, 2005. The Company expects to require further additional financing in order to fund the production, manufacture and marketing of its Swing Station System.

Depending upon the market acceptance for the Swing Station system and the possible expanded scope of the Company's operations, the Company estimates that it may require up to an additional approximately $3.0 million through the end of the calendar year ending December 31, 2006 to fund its intended level of operations, which funds it intends to seek to raise through a private sale of equity securities. At December 31, 2005, the Company had made no arrangements to obtain the funds it believes it will require through the remainder of the fiscal year ending September 30, 2006 and there can be no assurance that such funds can be obtained. The Company intends to seek such funds from further sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives. Any such transactions may result in material dilution to the Company's existing stockholders. In the event the Company engages in any further material transactions during the fiscal year ending September 30, 2006, it can be expected that it will require additional funds.

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

POSSIBLE FUTURE ISSUANCES OF ADDITIONAL SHARES THAT ARE AUTHORIZED MAY DILUTE THE INTERESTS OF STOCKHOLDERS. The Company's Certificate of Incorporation currently authorize its Board of Directors to issue up to 25,000,000 shares of Common Stock and 2,500,000 shares of undesignated Preferred Stock. Any additional issuances of any of the Company's securities will not require the approval of stockholders and may have the effect of further diluting the equity interest of stockholders. In connection with the proposed merger with Vianet Direct, Inc., the Company anticipates issuing new securities to the stockholders of Vianet Direct, Inc. such that they will own an aggregate of 80% of the Company's common stock and the Company's existing stockholders will retain only 20% of the Company's common stock on a fully diluted basis. Accordingly, if the Company consummates the merger with Vianet Direct, Inc., the equity interest of the Company's existing stockholders will be substantially diluted.

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


ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including Theodore M. Swartwood, its President and chief executive officer, the Company has evaluated its disclosure controls and procedures as of December 31, 2005 (the "Evaluation Date"), and, based on the evaluation, Mr. Swartwood has concluded that these controls and procedures are effective as of the Evaluation Date. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

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

                                     PART II
                                OTHER INFORMATION


ITEM 4.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SECURITIES SOLD WITHOUT REGISTRATION DURING THE QUARTER ENDED DECEMBER 31, 2005. During the quarter ended December 31, 2005, the Company sold the following securities without registration under the Securities Act of 1933, as amended, (the "Securities Act"):

On December 13, 2005, the Company issued 500,000 shares to US Pro Golf Tour Inc., for services rendered in connection with the Memo of Understanding from September 30, 2005. Details of the transaction can be found in the October 6, 2005 8-K Filing describing the contingencies.



ITEM 6.  EXHIBITS

         Exhibit
         Number     Description
         ------     -----------

         3.1(a)     Certificate of Incorporation and Amendment No. 1 thereto (1)

         3.1(b) Certificate of Amendment dated June 24, 1992 to Certificate of Incorporation. (2)

         3.2        By-Laws (1)

         14         Code of Ethics (3)

         31.1 Certification of President and Principal Executive Officer Pursuant to Rule 13a-14(a)

         31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

         32.1 Certification of President and Principal Executive Officer Pursuant to Section 1350 (Furnished but not filed)

         32.2       Certification of Principal Financial Officer Pursuant to
                    Section 1350 (Furnished but not filed).

_____________________

         (1) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 2-66471) of the Company and incorporated herein by reference.

         (2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1992 and incorporated herein by reference.

         (3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003 and incorporated herein by reference.




                                   SIGNATURES


         In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DIGITAL IMAGING RESOURCES INC.



Dated:   February 21, 2006                By: /s/ Theodore M. Swartwood
                                              ---------------------------
                                              Theodore M. Swartwood
                                              President, Chief Executive Officer
                                              and Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)