Form 10QSB
period 2006-03-31
DIGITAL IMAGING RESOURCES INC.
filed 2006-05-15
CIK 314712

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

                  For the quarterly period ended March 31, 2006

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to __________

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


                                      NONE
            --------------------------------------------------------
            (Former name, former address, and former fiscal year, if
                           changed since last report.)



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

                              Yes [_]       No [X]

There were 9,654,460 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at May 12, 2006.

================================================================================

                 DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                          QUARTER ENDED March 31, 2006


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

          Condensed consolidated balance sheets ...........................    3

          Condensed consolidated statements of operations .................  4-5

          Condensed consolidated statements of cash flows .................  6-7

          Notes to condensed consolidated financial statements ............ 8-10



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. ............................   11


Item 3.   Controls and Procedures .........................................   17




                                     PART II
                                OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds .......................   17


Item 6.   Exhibits and Reports on Form 8-K ................................   18

ITEM 1.   FINANCIAL STATEMENTS

DIGITAL IMAGING RESOURCES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         MARCH 31,     SEPTEMBER 30,
ASSETS                                                     2006            2005
                                                       ------------    ------------
                                                        (UNAUDITED)  (SEE NOTE BELOW)
Current assets:
  Cash and cash equivalents                            $     10,400    $      1,403
  Investment in marketable securities (Note 3)                    0               6
  Accounts receivable                                         8,075          41,626
  Inventory (Note 4)                                          8,790           7,096
                                                       ------------    ------------
     Total current assets                                    27,265          50,131

Furniture, fixtures & equipment, net of accumulated
  depreciation and amortization                              12,702          13,909
                                                       ------------    ------------

Other Assets:
  Security deposit                                               75              75
                                                       ------------    ------------
     Total other assets                                          75              75
                                                       ------------    ------------
             Total assets                              $     40,042    $     64,115
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
  Accounts payable                                     $    221,086    $    202,632
  Debt, current maturities                                  116,254          60,725
                                                       ------------    ------------
             Total currrent liabilities                     337,340         263,357
                                                       ------------    ------------

Long-term liabilities:
  Debt, net of current maturities                           266,223         231,557
                                                       ------------    ------------
Total Long-term liabilities                                 266,223         231,557
                                                       ------------    ------------

Commitments and contingencies:

Stockholders' deficit:
  Common stock, $.001 par value;
  authorized - 25,000,000 shares;
    issued and outstanding - 9,654,460 (Note 6)
    and 9,154,460                                             9,655           9,155
  Additional paid-in capital                              8,958,938       8,859,438
  Accumulated other comprehensive loss (Note 3)                   0         (48,209)
  Accumulated deficit                                    (8,131,201)     (7,850,270)

Less:  67,532 shares held in treasury                    (1,400,913)     (1,400,913)
                                                       ------------    ------------
             Total stockholders' deficit                   (563,521)       (430,799)
                                                       ------------    ------------
             Total liabilities and
               stockholders deficit                    $     40,042          64,115
                                                       ============    ============

Note: The balance sheet at September 30, 2005, has been taken from the audited financial statements at that date and condensed. It does not reflect changes related to revenue recognition and investments in marketable securities and other comprehensive loss recorded at March 31, 2006; the Company intends to file an amendment to its annual report on Form 10-KSB for the year ended September 30, 2005 reflecting these changes.

See accompanying notes.

DIGITAL IMAGING RESOURCES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)


                                                           2006            2005
                                                       ------------    ------------
Revenues
    System sales (Note 5)                              $     30,000    $          0
    Fee revenue                                               3,149               0
                                                       ------------    ------------
           Total revenue                                     33,149               0

Cost of goods sold                                           15,842               0
                                                       ------------    ------------

Gross profit                                                 17,307               0

Expenses:
    Other operations                                          8,155         131,776
    General and administrative (Note 7)                     210,912         492,981
    Depreciation and amortization                             1,207           1,500
                                                       ------------    ------------
           Total expenses                                   220,274         626,257

Loss from operations                                       (202,967)       (626,257)

Other income (expenses):
    Interest (expense)                                      (11,466)        (17,672)
    Interest expense - Convertible notes                          0         (54,095)
    Waiver and cancellation of
     interest--Convertible Notes                                  0         229,450
                                                       ------------    ------------
           Total other income (expenses)                    (11,466)        157,683

Loss before provision for income taxes                     (214,433)       (468,574)
    Provision for income taxes                                4,125               0
                                                       ------------    ------------

Net income (loss)                                      $   (218,558)   $   (468,574)
                                                       ============    ============

Basic net income (loss) per common share               $      (0.02)   $      (0.08)
Diluted net income (loss) per common share             $      (0.02)   $      (0.07)

Weighted average number of shares - basic                 9,453,911       6,247,098
Diluted weighted average number of shares                 9,530,577       6,268,764

DIGITAL IMAGING RESOURCES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

                                                           2006            2005
                                                       ------------    ------------
Revenues
    System sales                                       $          0    $          0
    Fee revenue                                               1,589               0
                                                       ------------    ------------
           Total revenue                                      1,589               0

Cost of goods sold                                                0               0
                                                       ------------    ------------
Gross profit                                                  1,589               0

Expenses:
    Other operations                                            183          60,425
    General and administrative                               68,762         153,948
    Depreciation and amortization                               524             750
                                                       ------------    ------------
           Total expenses                                    69,469         215,123

Loss from operations                                        (67,880)       (215,123)

Other income (expenses):
    Interest income (expense)                                (4,547)         (4,980)
    Interest expense - convertible note                           0            (811)
    Waiver and cancellation of interest --
      Convertible Notes                                           0          18,750
                                                       ------------    ------------
           Total other income (expense)                      (4,547)         12,959
                                                       ------------    ------------

Loss before provision for income taxes                      (72,427)       (202,164)
    Provision for income taxes                                4,125               0
                                                       ------------    ------------

Net income (loss)                                      $    (76,552)   $   (202,164)
                                                       ============    ============

Basic net income (loss) per common share               $      (0.01)   $      (0.02)
Diluted net income (loss) per common share             $      (0.01)   $      (0.02)

Weighted average number of shares - basic                 9,257,721       8,927,350
Diluted weighted average number of shares                 9,334,387       8,970,683

DIGITAL IMAGING RESOURCES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITIED)


                                                           2006            2005
                                                       ------------    ------------
Cash flows from operating activities:
    Net (loss)                                         $   (218,558)   $   (468,574)

Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:
    Depreciation and amortization                             1,207           1,500
    Issuance of common stock for advertising (Note 7)       100,000               0
    Issuance of common stock for compensation                     0         252,400
    Reduction of debt--waiver of interest--
       on Convertible Notes                                       0        (229,450)
Changes in assets and liabilities:
    Decrease in Accounts receivable                           3,551               0
    Decrease in Inventory                                    14,148               0
    Prepaid expenses and other assets                             0          (6,392)
    Increase (decrease) in accounts payable
       and accrued liabiliites                               18,454          33,465
                                                       ------------    ------------
Net cash from (used in) operating activities                (81,198)       (417,051)

Cash flow from investing activities:
    Mortgage receivables                                          0               0
    Lake Isle mortgage                                            0               0
                                                       ------------    ------------
Net cash from investing activities                                0               0

Cash flow from financing activities:
    Additional borrowings                                    90,195         115,475
    Issuance of common stock                                      0         270,000
                                                       ------------    ------------
Net cash provided by financing activities                    90,195         385,475

Increase (decrease) in cash and cash equivalents              8,997         (31,576)
Cash and cash equivalents, beginning of year                  1,403          35,657
                                                       ------------    ------------

Cash and equivalents, end of year                      $     10,400    $      4,081

DIGITAL IMAGING RESOURCES, INC AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
SIX MONTHS ENDED MARCH 31, 2006 AND 2005
(UNUADITED)


                                                           2006            2005
                                                       ------------    ------------
Conversion of Debt for Common Stock
(Note 7)

Reduction of Debt                                                 0         217,847
Issuance of common stock-par value                                0            (981)
Issuance of common stock-additional paid-in cap                   0        (216,866)
                                                       ------------    ------------
Subtotal                                                          0               0

Conversion of Debt for Common Stock
(Note 7)

Reduction of Debt                                                 0         762,000
Issuance of common stock-par value                                0          (5,081)
Issuance of common stock-additional paid-in cap                   0        (756,919)
                                                       ------------    ------------
Subtotal                                                          0               0
Issuance of Common Stock for Administrative &
  Consulting Fees (Note 8)

Administrative & consulting expense                               0         252,400
Issuance of common stock-par value                                0          (1,262)
Issuance of common stock-additional paid-in cap                   0        (251,138)
                                                       ------------    ------------
  Subtotal                                                        0               0

Issuance of Common Stock for Marketing Expense (Note 8)
  Marketing expense                                         100,000               0
  Issuance of common stock - par value                         (500)              0
  Issuance of common stock - Additional paid-in capital     (99,500)              0
                                                       ------------    ------------
Subtotal                                                          0               0

Total Non-Cash Operating, Investing and Financing
  Activities                                           $          0    $          0
                                                       ============    ============

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION

Digital Imaging Resources, Inc. (the "Company") was incorporated under the laws of the State of Delaware on October 11, 1979. On November 8, 2004, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware, which effected a change in the Company's name from Dominion Resources, Inc.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006 and September 30, 2005, the results of operations for the six and three months ended March 31, 2006 and 2005, and cash flows for the six months ended March 31, 2006 and 2005. Operating results for the six months ended March 31, 2006, are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2006. These statements should be read in conjunction with Form 10-KSB for fiscal 2005 which is on file with the Securities and Exchange Commission.


NOTE 2 - GOING CONCERN

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2005 of $590,433. For the first six months of fiscal 2006, the Company incurred a loss from operations of $202,967 and a net loss in the amount of $218,558. The Company had a working capital deficiency at March 31, 2006 and September 30, 2005 of $310,075 and $227,390, respectively. The Company had negative cash flow from operations for the first six months of fiscal 2006 in the amount of $81,198 and $417,051 for the year ended September 30, 2005. As of March 31, 2006 and September 30, 2005, the Company's liabilities exceeded its assets by $563,521 and $430,799, respectively.

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

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)


NOTE 3 - RECLASSIFICATION

The Company has determined that the $6.00 amount set forth in marketable securities for the year ended September 30, 2005 was a rounding error that occurred in connection with a sale of securities in fiscal 2000; accordingly the Company has recognized a loss of $6.00 in order to correct that error.

With respect to "Other Comprehensive Loss" the Company reserved $8,514 and $32,854 during the fiscal year ended September 30, 2002 with respect to investments it had made in two companies, Alliance Capital and SK Technologies, respectively. In the second quarter of fiscal 2004, the Company reserved an additional $6,841 with respect to an investment in shares of RiceX; the company sold the remaining RiceX shares in the third quarter of fiscal 2004 and realized a loss of $828, net of the Comprehensive Loss reserve adjustment made in the previous quarter. The Company has determined it is appropriate to make a prior period adjustment increasing the accumulated deficit by ($48,215) to account for the elimination of the nominal $6.00 investment in marketable securities item and to recognize the loss related to its determination that the remaining available for sale securities reserved against in 2002 are worthless.


NOTE 4 - INVENTORY

Inventory is valued at the lower of cost or market on the first-in, first-out basis.


NOTE 5 - REVENUE RECOGNITION

The Company recognizes sales upon the shipment of its Swing Station systems. Provisions for warranty costs are estimated and recorded at the time of the sale. In addition, net sales include revenues earned from marketing and promotional events to develop future sales of the swing station system.

In light of the foregoing, the Company has determined that it is appropriate to reclassify revenues related to the sale of two SwingStation Systems to Greens Worldwide, Inc. ("GRWW") from the fourth quarter of the fiscal year ended September 30, 2005 to the first quarter of fiscal year 2006. The Systems were delivered in November and the Company received payment for them on December 12, 2005.

The Company intends to file an amendment to its annual report on form 10-KSB for the year ended September 30, 2005 reflecting this reclassification. The changes are not reflected in the condensed balance sheet for the year ended September 30, 2005 contained herein.


NOTE 6 - DEBT

On January 7, 2005, Berkowitz Wolfman agreed to reduce the principal amount of the $417,221 of indebtedness owing to it as of September 30, 2004 by $217,221 to $200,000 in exchange for 981,276 shares of the Company's Common Stock effective as of December 31, 2004. The indebtedness, as amended, was due on December 31, 2006 and accrued interest at the rate of 5% per annum. In the event the Company completed a minimum $3.0 million equity financing, the indebtedness was immediately payable.

On January 3, 2006, Berkowitz Wolfman Associates ("Berkowitz Wolfman") agreed to extend the maturity date of the note receivable from the Company from December 31, 2006 to December 31, 2009 and further agreed to waive the mandatory acceleration of the maturity date upon completion of a minimum equity funding of $3 million by the Company or any surviving corporation. This agreement became effective once $500,000 was invested into Vianet Direct, Inc., a corporation with whom the Company is currently negotiating a definitive merger agreement. In addition Berkowitz Wolfman made additional advances to the Company from time to time during the six months ended March 31, 2006 totaling approximately $35,000.

In conjunction with the proposed merger (Note 9), on February 7, 2006 the Company received a short term loan in the principal amount of $50,000 from Vianet Direct, Inc. This loan bears interest at a rate of five percent per annum and is due and payable on demand at any time after August 7, 2006.


NOTE 7 - COMMON STOCK

On December 13, 2005 the Company issued 500,000 shares of its common stock to Greens Worldwide Inc. ("GRWW") as consideration for marketing services and commitments GRWW provided pursuant to a marketing agreement by and among the Company, GRWW, and U.S. Pro Golf Tour, Inc., a wholly-owned subsidiary of GRWW (the "Marketing Agreement") dated September 30, 2005. The Company valued the marketing services and commitments GRWW provided at $100,000. See Note 7 for a detailed discussion of the marketing agreement


NOTE 8 - MARKETING AGREEMENT

On September 30, 2005 the Company entered into a marketing agreement with GRWW and it wholly-owned subsidiary, U.S. Pro Golf Tour ("USPGT"). U.S. Pro Golf Tour is an intermediary professional golf tour featuring players preparing for the Champions Tour, non-exempt professionals on the Champions Tour, celebrity challengers and professionals 18 and older gearing up to try to play on the PGA Tour.

Pursuant to the agreement with GRWW, the Company was designated a Pro-Am Title Sponsor at their inaugural Tour Championship golf tournament held at the Bear's Best--Atlanta Golf Course in Atlanta, Georgia and televised on the Golf Channel, a cable television channel dedicated to golf coverage. USPGT priced the Pro-Am Title Sponsorship at $15,000. In addition the Company purchased four pro-am team entries at $1,000 each, and leader board advertisements, a sponsor's tent on the driving range, signage around the course, and inclusion in media coverage at $3,500. The Company believes the prices for the title sponsorship and the ancillary promotional services were fair based on comparable sponsorship packages for other golf events in large metropolitan markets.

In addition, USPGT agreed to arrange for the production of a 30-second television commercial that was aired 50 times on the Golf Channel during its broadcasts of the USPGT Tour Championship in December 2005. The Company valued the video production at $5,000 based on estimates of the cost of similar productions by independent video studios and the commercials at $800 each based on an estimate of the cost of 30-second spots on the Golf Channel and prices for similar spots on other cable television programs.

GRWW also arranged for the production of a two-minute interview with the Company's president and a demonstration of the SwingStation System that was aired ten times as part of the Golf Channel program. The Company valued the video production at $7,500 based on estimates of the cost of similar productions by independent video studios and the value of each two-minute broadcast on the Golf Channel at $1,500 each based estimates from the Golf Channel and other cable television programs. The Company estimated the value of displaying its logo on GRWW's web site for one-year at $2,500 based on estimates of the cost of advertising on other web sites.

In consideration of the foregoing services and commitments the Company agreed to issue to GRWW 500,000 shares of its common stock, provided USPGT successfully conducted their first tournament in November 2005, the Company received the sponsorship benefits, the video production services, and the commercials and interview were broadcast as agreed. On December 13, 2005, upon completion of the Golf Channel coverage the Company delivered 500,000 shares of the Company's common stock to GRWW.

Greens Worldwide also purchased for cash, in the aggregate amount of $30,000, two SwingStation Systems and an option to purchase a third System at a price of $10,000. GRWW also agreed to purchase advertising on any additional Systems the Company sells in the United States and to issue to the Company common shares of Greens Worldwide worth $2,000 each time they purchase ads.


NOTE 9 - PROPOSED MERGER

On January 9, 2006, the Company entered into a preliminary agreement with Vianet Direct, Inc., a Delaware corporation that operates an alternative trading system that provides real time, virtual, interactive, anonymous block trading for all types of equity securities ("Vianet"). It is presently contemplated that Vianet will merge with a newly formed subsidiary of the Company and that Vianet will be the corporation that survives this merger. As a result of the merger, the Company will own all of the issued and outstanding capital stock of Vianet and Vianet's stockholders will be issued an aggregate number of shares of capital stock of the Company such that they will own approximately 83% of the Company's capital stock on a fully diluted basis. Subsequent to the merger, the Company's present stockholders will own approximately 17% of the Company's capital stock on a fully diluted basis. Upon consummation of the merger, the Company's officers and directors will resign and Vianet's officers and directors will be elected and appointed as officers and directors of the Company. The parties are negotiating a definitive merger agreement. Upon executing a definitive merger agreement, it is presently contemplated that the following items must occur prior to consummation of the merger:

     o    approval of the merger by Vianet's stockholders;
     o    receipt of all required third party consents;
     o    completion of due diligence reviews by both parties;
     o    certain of the Company's subsidiaries must be dissolved; and
     o    certain liabilities of the Company must be satisfied.

There can be no assurance that the parties will successfully negotiate and enter into a definitive merger agreement and that all closing conditions described above can be satisfied in a timely manner. Due to these uncertainties, the timing of the consummation of the merger is unknown. The parties anticipate executing a definitive merger agreement on or about May 19, 2006 and hope to close the merger prior to June 30, 2006. However, there can be no assurance that the merger will be consummated in this timeframe.

In conjunction with the proposed merger, on February 7, 2006, Vianet extended to the Company a loan in the principal amount of $50,000. This loan bears interest at a rate of five percent per annum and is due and payable on demand at any time after August 7, 2006.

ITEM 2.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $33,149 and $0 during the six months ended March 31, 2006 and March 31, 2005, respectively. Since October 1, 2004, the Company has been engaged primarily in efforts to develop, manufacture, market and sell golf swing analysis systems called SwingStation and also to service golf outings and other corporate events. At March 31, 2006, the Company had cash of $10,400 and accounts payable and accrued liabilities of $221,086 and current liabilities of $337,340.

During the first six months of fiscal 2006, the Company had a net loss of $218,558. Included in the net loss is depreciation of $1,207, a non-cash expense. In addition, the net loss includes the expense related to the issuance of common stock to the US Pro Golf Tour for $100,000 for advertising and marketing.

During the first six months of fiscal 2006, changes in assets and liabilities included an increase in cash and cash equivalents resulting from a decrease in accounts receivable of $3,551, an increase in accounts payable and accrued liabilities of $18,454 and a decrease in inventory of $14,148. After reflecting the net changes in assets and liabilities, net cash used by operations was $81,198.

Accordingly, during the first six months of fiscal 2006, the Company's cash and cash equivalents increased by $8,997.

The Company's marketing efforts are presently primarily devoted to seeking to sell or lease SwingStation systems to golfing facilities and entrepreneurs, offer location specific revenue share plans with certain golf facilities and provide systems as featured services for use at golf outings and other corporate events. The Company believes that its current inventory of systems is adequate to support these marketing and servicing activities. These marketing activities are being funded primarily from limited current operating revenues realized in the months of July through March 2006 and a short term loan in the principal amount of $50,000 received on February 7, 2006 from Vianet Direct, Inc. Additional systems needed to fulfill lease and other commitments will be manufactured in response to executed sales contracts or leases with the manufacturing cost presently intended to be financed. There can be no assurance that the Company will be successful in raising this additional capital or that its marketing efforts will be successful.

Depending upon the market acceptance for the Swing Station system and the possible expanded scope of the Company's operations, the Company estimates that it may require up to an additional approximately $3.0 million through the end of the calendar year ending December 31, 2006 to fund its intended level of operations, which funds it intends to seek to raise through a private sale of equity securities if it does not complete its proposed merger with Vianet Direct, Inc.. In the event the Company engages in any further material transactions during the fiscal year ending September 30, 2006, it can be expected that it will require additional funds. At March 31, 2006, the Company had made no arrangements to obtain the funds it believes it will require through the remainder of the fiscal year ending September 30, 2006 and there can be no assurance that such funds can be obtained. The failure to obtain these funds may impair the ability of the Company to meet its business objectives and remain in operation. There can be no assurance that the Company's current limited capital available will not cause it to curtail its operations. There can be no assurance that any financings undertaken will not result in further material dilution to the Company's existing stockholders.

On January 3, 2006, Berkowitz Wolfman agreed to extend the due date of the Berkowitz Wolfman Loan until December 31, 2009 and agreed to waive the requirement for accelerating repayment upon receipt of $3 million of financing by the Company. In addition Berkowitz Wolfman made additional advances to the Company from time to time during the six months ended March 31, 2006 totaling approximately $35,000.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED MARCH 31, 2006 COMPARED WITH FISCAL QUARTER ENDED MARCH 31, 2005

Total revenues were $1,589 and $0 during the fiscal quarters ended March 31, 2006 and 2005, respectively. Revenues during the fiscal quarter ended March 31, 2006 were from leasing payments received of $1,589. Since April 2004, the Company has been engaged in efforts to develop, manufacture, market and sell a video capture golf swing analysis system. To date, the Company has sold only five Systems resulting in revenues of $75,000; otherwise, the Company has not realized any material revenues from these activities.

Cost of goods sold during the fiscal quarters ended March 31, 2006 and 2005, respectively was $ 0 and $ 0.

Other operations expenses were $183 during the fiscal quarter ended March 31, 2006 compared with $60,425 during the fiscal quarter ended March 31, 2005, for a decrease of $60,242. The decrease was primarily the result of reduced development costs in connection with the development of the Company's golf swing analysis system.

General and administrative expenses were $68,762 during the fiscal quarter ended March 31, 2006 compared with $153,948 during the fiscal quarter ended March 31, 2005, for a decrease of $85,186 primarily as a result of decreased professional and consulting fees.

Depreciation and amortization was $524 during fiscal quarter ended March 31, 2006 compared to $750 during the fiscal quarter ended March 31, 2005. The decrease is primarily the result of assets reaching their fully depreciated value and the addition of no new significant furniture and equipment in fiscal 2006.

Interest expense was $4,547 during the fiscal quarter ended March 31, 2006, compared with $4,980 during the fiscal quarter ended March 31, 2005. The decrease in expense was the result of the conversion of the convertible notes.

Interest expense--convertible notes was $0 for the fiscal quarter ended March 31, 2006 compared to $811 for the fiscal quarter ended March 31, 2005. The decrease in expense was the result of the conversion of convertible notes outstanding into shares of common stock which took place during the fiscal year ended September 30, 2005.

Waiver and cancellation of interest--convertible notes was $0 for the three months ended March 31, 2006 as compared to $18,750 for the three months ended March 31, 2005 as a result of the conversion of those notes into shares of common stock.

SIX MONTHS ENDED MARCH 31, 2006 COMPARED WITH SIX MONTHS ENDED MARCH 31, 2005

Total revenues were $33,149 and $0 during the six months ended March 31, 2006 and 2005, respectively. Revenues during the six months ended March 31, 2006 were from System sales of $30,000 and leasing payments received of $3,149. Since April 2004, the Company has been engaged in efforts to develop, manufacture, market and sell a video capture golf swing analysis system. To date, the Company has sold only five Systems resulting in revenues of $75,000; otherwise the Company has not realized any material revenues from these activities.

Cost of goods sold during the six months ended March 31, 2006 and 2005, respectively was $15,842 and $0. The increase was the result of the sale of two Systems in November 2005.

Other operations expenses were $8,155 during the six months ended March 31, 2006 compared with $131,776 during the six months ended March 31, 2005, for a decrease of $123,621. The decrease was primarily the result of reduced development costs in connection with the development of the Company's golf swing analysis system.

General and administrative expenses were $210,912 during the six months ended March 31, 2006 compared with $492,981 during the six months ended March 31, 2005, for a decrease of $282,060 primarily as a result of decreased professional and consulting fees.

Depreciation and amortization was $1,207 during the six months ended March 31, 2006 compared to $1,500 during the six months ended March 31, 2005. The decrease is primarily the result of assets reaching their fully depreciated value and no new significant furniture and equipment was purchased during the six months ended March 31, 2006 as compared to the six months ended March 31, 2005.

Interest expense was $11,466 during the six months ended March 31, 2006, compared to $71,767. The decrease was due to the waiver and cancellation of interest of the Company's convertible notes during the first six months of fiscal 2005.

Interest income was $0 during the six months ended March 31, 2006 and was $157,683 during the six months ended March 31, 2005. The decrease was due to the waiver and cancellation of interest of the Company's convertible notes in the amount of $229,450 during the first six months of fiscal 2005.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the fiscal quarter ended March 31, 2006 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

THE COMPANY HAS LIMITED CURRENT REVENUES AND HAS A SEVERE SHORTAGE OF CAPITAL. The Company has a limited current source of revenue. The Company has no significant assets or financial resources. The Company had revenues during the six months ended March 31, 2006 of $33,149 and $0 revenues during the same period ending March 31, 2005. At March 31, 2006, the Company had cash of $10,400 and accounts payable and accrued liabilities of $221,086 and current liabilities of $337,340.

Prior to commencement of the Company's current Swing Station System development activities in mid-2004, all material operations were discontinued in September 1999. The Company had $33,149 revenues during the first six months of fiscal 2006 and had $58,827 revenues in the fiscal year ended September 30, 2005 and the Company had no material revenues for the fiscal year ended September 30, 2004. It had a loss from operations of $202,967 and a net loss of $218,558 during the first six months of fiscal 2006. It had a net loss of $590,433 in the fiscal year ended September 30, 2005. The Company's net loss during the first six months of fiscal 2006 was reduced by the reduction in development costs of the Company's golf swing analysis system. The Company's future is currently dependent upon its ability to successfully complete the development and marketing of its Swing Station System for golfers. There is a risk that the Company will be unable to continue as a going concern. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, until such time as it can develop material revenues from its Swing Station System. This can be expected to result in the Company incurring net operating losses for the foreseeable future. There can be no assurance that the Company can successfully market its Swing Station System and develop material revenues.

THERE ARE QUESTIONS AS TO THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN; THERE IS AN EXPLANATORY PARAGRAPH IN THE INDEPENDENT AUDITORS REPORT CONCERNING THESE QUESTIONS. The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has sustained substantial losses during the first six months of fiscal 2006 and in the fiscal year ended September 30, 2005 of $218,558 and $590,433, and its net income in fiscal 2004 arose out of a write down of a provision for income taxes made in an earlier fiscal year and not as a result of its operations in fiscal 2005. The Company had a working capital deficiency at March 31, 2006 of $310,075. The Company had negative cash flow from operations during the first six months of fiscal 2006 in the amount of $81,198 and negative cash flow in the years ended September 30, 2005 and 2004 in the amount of $34,254 and $3,829, respectively. All the foregoing factors lead to questions concerning the Company's ability to meet its obligations as they come due. The Company has a need for substantial funds to develop and market its SwingStation system. The Company has financed its activities using private debt and equity financings, and it has no line of credit or other financing agreement providing borrowing availability with a commercial lender. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company's assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. The Company's ability to continue as a going concern is dependent upon the availability of adequate sources of capital and the ability to manufacture, market and realize material revenues and cash flow from its SwingStation system.

The independent accountants' report on the Company's financial statements as of and for the year ended September 30, 2005 includes an explanatory paragraph which states that the Company has no material revenues, has suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

THERE IS NO ASSURANCE THAT THE PROPOSED MERGER WITH VIANET DIRECT, INC. WILL BE CONSUMMATED. There can be no assurance that the parties will successfully negotiate and enter into a definitive merger agreement and that all closing conditions described above can be satisfied in a timely manner. Due to these uncertainties, the timing of the consummation of the merger is unknown. The parties anticipate executing a definitive merger agreement on or about May 19, 2006 and hope to close the merger prior to June 30, 2006. However, there can be no assurance that the merger will be consummated in this timeframe.

THERE ARE RISKS RELATED TO MARKETING "SWING STATION AND THE COMPANY HAS MADE NO ANALYSIS OF THE MARKET DEMAND FOR SUCH A SYSTEM. The Company in mid-2004 redirected its activities into the development and marketing of a golf swing video capture and analysis system named the "Swing Station." The Company has conducted limited market analysis of the demand for the system to support its business plans, primarily through attendance at trade shows in January 2005 and during presentations of the SwingStation system at various golf facilities throughout New Jersey and New York April 2005 through November 2005. There can be no assurance that the Company will be successful in marketing and developing material revenues and operating income from these activities. In the event the Company fails to develop material revenues from this system, it has no other products or activities from which it can derive material revenues. The failure of the Company to develop material revenues from the SwingStation system can be expected to result in the Company being unsuccessful.

THE COMPANY'S ACTIVITIES ARE CONDUCTED WITH A LIMITED STAFF. At present, the Company's marketing efforts are conducted primarily by its President. The Company has not employed any salesmen as of March 31, 2006, however, two salesmen are employed on a commission basis to market the Company's system. The Company's outing services are also marketed in New Jersey by two golf resorts and a golf management company. There can be no assurance that this staff will be adequate to pursue the necessary marketing activities to develop material revenues. In the event that either or both of such persons should become unavailable to the Company, the Company's operations would be materially adversely affected.

THE COMPANY WILL NEED ADDITIONAL CAPITAL TO PURSUE ITS BUSINESS PLANS AND IT MAY BE UNABLE TO RAISE THAT CAPITAL. The Company had cash of $10,400 and liabilities of $603,563 including current liabilities of $337,340 as of March 31, 2006. The Company expects to require further additional financing in order to fund the production, manufacture and marketing of its Swing Station System.

Depending upon the market acceptance for the Swing Station system and the possible expanded scope of the Company's operations, the Company estimates that it may require up to an additional approximately $3.0 million through the end of the calendar year ending December 31, 2006 to fund its intended level of operations, which funds it intends to seek to raise through a private sale of equity securities. At March 31, 2006, the Company had made no arrangements to obtain the funds it believes it will require through the remainder of the fiscal year ending September 30, 2006 and there can be no assurance that such funds can be obtained. The Company intends to seek such funds from further sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives. Any such transactions may result in material dilution to the Company's existing stockholders. In the event the Company engages in any further material transactions during the fiscal year ending September 30, 2006, it can be expected that it will require additional funds.

INTENSE COMPETITION IS EXPECTED TO BE EXPERIENCED BY THE COMPANY. There are a number of other companies engaged in the manufacture and marketing of golf swing analysis devices who are direct competitors of the Company. Many of these competitors are larger organizations with substantial assets and revenues with more established product development and marketing programs. While the Company's system may have certain characteristics that may give the Company an initial marketing advantage over other systems, management believes that its competitors will be able to readily add such features to their competing systems. There can be no assurance that its salesmanship and marketing efforts will be successful in enabling it to compete with these other persons. At present, the Company is not a significant factor in the marketing of golf swing analysis equipment.

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

POSSIBLE FUTURE ISSUANCES OF ADDITIONAL SHARES THAT ARE AUTHORIZED MAY DILUTE THE INTERESTS OF STOCKHOLDERS. The Company's Certificate of Incorporation currently authorize its Board of Directors to issue up to 25,000,000 shares of Common Stock and 2,500,000 shares of undesignated Preferred Stock. Any additional issuances of any of the Company's securities will not require the approval of stockholders and may have the effect of further diluting the equity interest of stockholders. In connection with the proposed merger with Vianet Direct, Inc., the Company anticipates issuing new securities to the stockholders of Vianet Direct, Inc. such that they will own an aggregate of 83% of the Company's common stock on a fully diluted basis and the Company's existing stockholders will retain only 17% of the Company's common stock on a fully diluted basis. Accordingly, if the Company consummates the merger with Vianet Direct, Inc., the equity interest of the Company's existing stockholders will be substantially diluted.

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

ITEM 3.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including Theodore M. Swartwood, its President and chief executive officer, the Company has evaluated its disclosure controls and procedures as of March 31, 2006 (the "Evaluation Date"), and, based on the evaluation, Mr. Swartwood has concluded that these controls and procedures are effective as of the Evaluation Date. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

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





                                     PART II
                                OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

SECURITIES SOLD WITHOUT REGISTRATION DURING THE FISCAL QUARTER ENDED MARCH 31, 2006. During the quarter ended March 31, 2006, the Company did not sell any securities without registration under the Securities Act of 1933, as amended.

ITEM 6.   EXHIBITS

          Exhibit Number   Description
          --------------   -----------
             3.1(a)        Certificate of Incorporation and Amendment No. 1
                           thereto (1)

             3.1(b) Certificate of Amendment dated June 24, 1992 to Certificate of Incorporation. (2)

             3.2           By-Laws (1)

            14             Code of Ethics (3)

            31.1 Certification dated May 15, 2006 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Theodore M. Swartwood, Chief Executive Officer and Chief Financial Officer.

            32.1 Certification dated May 15, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Theodore M. Swartwood, Chief Executive Officer and Chief Financial Officer.

______________

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

                                        DIGITAL IMAGING RESOURCES INC.



Dated: May 15, 2006                     By:  /s/ Theodore M. Swartwood
                                             --------------------------------
                                             Theodore M. Swartwood
                                             President, Chief Executive Officer
                                             and Chief Financial Officer
                                            (Principal Financial Officer and
                                             Principal Accounting Officer)