Form 10KSB/A
period 2005-09-30
DIGITAL IMAGING RESOURCES INC.
filed 2006-06-23
CIK 314712

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-KSB/A


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


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                            Yes [X]  No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.                                  Yes [_]  No [_]

For the year ended September 30, 2005, the issuer's total revenues were $58,827.

On January 27, 2006, the aggregate market value of the voting and non-voting common stock of Digital Imaging Resources Inc. (consisting of Common Stock, $0.001 par value) held by non-affiliates of the Issuer was approximately $2,731,904 based upon the high bid price for such Common Stock on said date in the over-the-counter market as reported by the National Quotation Bureau. On such date there were approximately 9,155,441 shares of Common Stock of the Issuer outstanding. Affiliates of the Issuer have been determined based on the information appearing under Item 11 of this Annual Report.

Transitional Small Business Disclosure Format                    Yes [_]  No [X]
================================================================================

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

MARKETS AND MARKETING

         Currently, we are marketing the Systems for sale to driving ranges, golf courses and golf professionals, colleges and universities, retail health and fitness clubs, event management companies, and entrepreneurs and others. We also offer event services to corporate sponsors for use at golf outings and tournaments, trade shows, and other special events to draw attention to the sponsor's name, product or service for marketing purposes. Since January 2005, sales and marketing were conducted by the Company's President and a limited number of independent contractors primarily focused on event services.

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

RECENT DEVELOPMENTS

         On September 30, 2005 we entered into a marketing agreement with U.S. Pro Golf Tour ("USPGT"), a wholly-owned subsidiary of Greens Worldwide Inc. ("Greens Worldwide" OTCBB symbol: GRWW). Greens Worldwide, through USPGT, is developing a new professional golf tour consisting of golf tournaments for former PGA golfers, players preparing for the Champions Tour(R), celebrity challengers and other golf professionals. The events also offer a competition for amateurs of all skill-levels in a tour-event atmosphere. USPGT events will include junior clinics, pro-am events, media coverage, entertainment, and charity tie-ins. USPGT's first event was held at the Bear's Best Course near Atlanta, Georgia in November 2005 and televised reality-based show on the Golf Channel as 54 HOLES TO SUNDAY.

Pursuant to our agreement with USPGT we were designated a Pro-Am Title Sponsor at the Bear's Best tournament. That sponsorship included four pro-am team entries, leader board advertisements, a sponsor's tent on the driving range, signage around the course, and inclusion in media coverage. In addition, USPGT agreed to arrange for the production of a 30-second television commercial that was aired 50 times during the Golf Channel program in December 2005 and a two-minute interview and demonstration that was included as part of the Golf Channel program. Also as part of our agreement, Greens Worldwide purchased two SwingStation Systems at a price of $15,000 each with an option to purchase a third System at a price of $10,000. GRWW also agreed to purchase advertising on any additional Systems we sell in the United States and to issue to us common shares of Greens Worldwide worth $2,000 each time they purchase ads. We agreed to issue to Greens Worldwide 500,000 share of our commons stock, provided USPGT successfully conducted their first tournament in November 2005, we received the sponsorship benefits, and upon completion of the Golf Channel coverage. On December __, 2005, 2005 we issued and delivered 500,000 common shares of the Company to Greens Worldwide.

         We are exploring the possibility of developing a strategic alliance with USPGT in connection with developing and promoting additional events and greater media coverage.


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

QUARTER ENDED                      BID                             ASKED
                            HIGH         LOW                 HIGH         LOW

December 31, 2003          $ 6.00       $ 3.00              $20.20       $10.00
March 31, 2004             $ 6.00       $ 4.00              $10.00       $10.00
June 30, 2004              $ 4.00       $ 3.60              $10.00       $ 6.00
September 30, 2004         $ 3.60       $ 1.00              $ 6.00       $ 2.40

December 31, 2004          $ 1.00       $ 0.05              $ 5.00       $ 1.50
March 31, 2005             $ 0.30       $ 0.20              $ 1.50       $ 0.85
June 30, 2005              $ 3.00       $ 0.30              $ 4.00       $ 0.85
September 30, 2005         $ 0.85       $ 0.30              $ 1.10       $ 0.55

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

LIQUIDITY AND CAPITAL RESOURCES

          The Company had revenues of $58,827 and a net loss of $834,041 during the year ended September 30, 2005. The net loss was a result of limited sales and increased marketing expenses. In addition, the Company reduced other income related to the waiver and cancellation of interest accrued on convertible notes in the amount of $229,450 and increased additional paid-in capital by the same amount.

         During the year ended September 30, 2005, changes in assets and liabilities included a decrease in cash of $34,254, an increase in accounts receivable of $11,626, a decrease in prepaid and other assets of $36,621, and an increase in accounts payable of $75,314.

         During the year ended September 30, 2005, investing activities provided net cash of $50,000 resulting from the sale of the company's mortgage receivable.

         During the year ended September 30, 2005, financing activities provided cash of $433,103 from additional borrowings in the principal amount of $163,103 and from the sale of Common Stock by the Company for proceeds of $270,000. The proceeds from the sale of the shares of Common Stock were used for further development and marketing of the Company's golf swing analysis system.

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

RESULTS OF OPERATIONS

FISCAL YEAR 2005 COMPARED WITH FISCAL YEAR 2004

         Total revenues were $58,827 and $-0- during the years ended September 30, 2005 and September 30, 2004, respectively. Since October 1, 2004, the Company has been engaged primarily in efforts to develop, manufacture, market and sell Systems and also to service golf outings and other corporate events.

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

         Interest expense was $101,801 in fiscal 2005, compared with $205,121 in fiscal 2004. The decrease of $103,320 was the result primarily of the conversion of $762,000 of the Convertible Notes into shares of Common Stock. Pursuant to the terms of the Convertible Notes the Company accrued interest on them at the annual rate of 25%. After the Company's shareholders authorized the amendment to the Company's Certificate of Incorporation increasing its authorized number of common shares to 25 million, the Convertible Notes were converted into 5,080,787 shares of Common Stock of the Company and pursuant to the terms of the Convertible Notes accrued interest in the amount of $229,450 was waived and cancelled. Management has determined that the interest waived and cancelled should have been treated as a component of additional paid-in capital. The Company has restated the previously issued financial statements to reflect the waiver of interest as a component of additional paid-in capital.

         In May 2005, the Company sold its mortgage receivable for $50,000. The mortgage receivable had a carrying value of $70,443. Accordingly, the Company recorded a loss on the transaction in the amount of $20,443 as at June 30, 2005.

         The Company had no income from the sale of RiceX common stock or other marketable securities during the year ended September 30, 2005. The Company determined, however, that a previously reported nominal investment in marketable securities was worthless and the $48,209 decrease in value of other marketable securities, previously reported as other comprehensive loss, was other than temporary as at September 30, 2004. Consequently, the Company recorded a loss of $48,215 as at September 30, 2004 as a prior-period adjustment and has restated the previously issued financial statements accordingly.

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

         Interest expense was $205,121 in fiscal 2004, compared with $63,441 in fiscal 2003. The increase of $141,680 was the result of increased debt primarily related to the issuance of the Company's convertible notes, which bore interest at 25% per annum through September 30, 2004. The interest expense on the Convertible Notes was $150,589 in the fiscal year ended September 30, 2004 compared with interest expense of $24,271 in the fiscal year ended September 30, 2003. During the first quarter of fiscal 2005, such interest was waived and cancelled as a consequence of stockholders' approval of and the Company filing an amendment to its Certificate of Incorporation increasing its authorized number of commons shares to 25 million shares (after reflecting a one-for-twenty reverse stock split) and the conversion of the Convertible Notes into Common Stock.

         The Company determined that a previously reported nominal investment in marketable securities was worthless and the $48,209 decrease in value of other marketable securities, previously reported as other comprehensive loss, was other than temporary as at September 30, 2004. Consequently, the Company recorded a loss of $48,215 as at September 30, 2004 as a prior-period adjustment.

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

THE COMPANY HAS LIMITED REVENUES. The Company had revenues of $58,827 in fiscal 2005 and no revenues in 2004. The Company's net income in 2004 was the result of the write down of $921,214 of a provision for a potential income tax liability made in a prior fiscal year. The Company's future is currently dependent upon its ability to successfully complete the development and marketing of its Swing Station System for golfers. There is a risk that the Company will be unable to continue as a going concern. The Company will, in all likelihood, sustain operating expenses without significant corresponding revenues, until such time as it can develop material revenues from its Swing Station System. This can be expected to result in the Company incurring net operating losses for the foreseeable future. There can be no assurance that the Company can successfully market its Swing Station System and develop material revenues.

THERE ARE QUESTIONS AS TO THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN; THERE IS AN EXPLANATORY PARAGRAPH IN THE INDEPENDENT AUDITORS REPORT CONCERNING THESE QUESTIONS. The Company's financial statements have been prepared on a going-concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a loss in fiscal 2005 of $834,041. The Company had a working capital deficiency at September 30, 2005 of approximately $227,299. The Company had negative cash flow from operations in 2004 and 2005, and during the year ended September 30, 2005 it used net cash of $517,357 for operating activities. All the foregoing factors lead to questions concerning the Company's ability to meet its obligations as they come due. The Company has a need for substantial funds to develop and market its SwingStation System. The Company has financed its activities using private debt and equity financings and a approximately $25,000 line of credit. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company's assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. The Company's ability to continue as a going concern is dependent upon adequate sources of capital and the ability to manufacture, market and realize revenues and cash flow from its SwingStation System.

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

THE COMPANY WILL NEED ADDITIONAL CAPITAL TO PURSUE ITS BUSINESS PLANS AND IT MAY BE UNABLE TO RAISE THAT CAPITAL. The Company had cash of $1,403 and current liabilities of $263,266 including accounts payable of $202,541 as of September 30, 2005. The Company expects to require further additional financing in order to fund the production, manufacture and marketing of its Swing Station System. This financing may consist of the issuance of debt or additional equity securities. These funds might not be available or might not be available on terms acceptable to the Company and may result in material dilution to existing investors. The Company remained liable, as of September 30, 2004, as guarantor on approximately $83,000 of secured debt of its former subsidiary, Resort Club, which the Company sold in fiscal 2000. Subsequent to September 30, 2004, the remaining $83,000 of indebtedness was repaid.

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

POSSIBLE FUTURE ISSUANCES OF ADDITIONAL SHARES THAT ARE AUTHORIZED MAY DILUTE THE INTERESTS OF STOCKHOLDERS. The Company's Articles of Incorporation currently authorize its Board of Directors to issue up to 25,000,000 shares of Common Stock and 1,000,000 shares of undesignated Preferred Stock. Any additional issuances of any of the Company's securities will not require the approval of shareholders and may have the effect of further diluting the equity interest of shareholders.

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


         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 2005, that certain of its officers, directors and beneficial owners of more than 10% of its equity securities may have failed to timely comply with Section 16(a) filing requirements.


         CODE OF ETHICS

         The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial and accounting officer. A copy of the Company's Code of Ethics was filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation paid or accrued by the Company during the three fiscal years ended September 30, 2005 to its Chief Executive Officer and President. No executive officer received compensation in excess of $100,000 in any such fiscal year.



                           SUMMARY COMPENSATION TABLE

                       ANNUAL
                    COMPENSATION            LONG-TERM COMPENSATION
                 -----------------  --------------------------------------
  NAME AND                          BONUS/ANNUAL   SECURITIES    LONG-TERM
  PRINCIPAL      FISCAL              INCENTIVE    UNDERLYING     INCENTIVE    ALL OTHER
  POSITION        YEAR     SALARY       AWARD        OPTIONS      PAYOUTS    COMPENSATION
------------------------------------------------------------------------------------------
Theodore M.       2003    $37,500       $-0-          $-0-          $-0-         $-0-
Swartwood,        2004    $75,000       $-0-          $-0-          $-0-         $-0-
President (1)     2005    $50,480       $-0-          $-0-          $-0-      $96,200(2)

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of December 31, 2005, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock as well as the number of shares of Common Stock beneficially owned by all Directors of the Company and all Directors and officers of the Company as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of the Company's Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options owned by such holder at said date. As of December 31, 2005, the Company had 9,655,441 shares of Common Stock outstanding.

-------------------------------   ------------------   ------------------------
          Name of                  Number of Shares         Percentage of
     Beneficial Owner             Beneficially Owned   Outstanding Common Stock
-------------------------------   ------------------   ------------------------
   Theodore M Swartwood                 481,000                   5.3%
-------------------------------   ------------------   ------------------------
      Paul J Donahue                      -0-                      -0-
-------------------------------   ------------------   ------------------------
All Officers & Directors
       as a Group                       481,000                   5.3%
-------------------------------   ------------------   ------------------------

-------------------------------   ------------------   ------------------------
 Top of Vernon Corporation             1,295,325                 14.2%
-------------------------------   ------------------   ------------------------
  Public Loan Associates               1,179,226                 12.9%
-------------------------------   ------------------   ------------------------
        Ken Stokes                      964,555                  10.5%
-------------------------------   ------------------   ------------------------
       Eugene Grasso                    606,541                   6.6%
-------------------------------   ------------------   ------------------------
      Craig Sulaitis                    481,541                   5.3%
-------------------------------   ------------------   ------------------------
   DataSync Engineering                 481,000                   5.3%
-------------------------------   ------------------   ------------------------

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. On November 8, 2004, the stockholders of the Company approved the adoption by the Company's Board of Directors of a 2004 Stock Incentive Plan under which 1,000,000 shares of the Company's Common Stock are reserved for the grant of options and issuance under the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan is described in the Company's proxy statement dated October 12, 2004. As of December 31,
(2005), no options had been granted under the 2004 Stock Incentive Plan.

EQUITY COMPENSATION PLAN INFORMATION. The following table provides information as of December 31, 2005 with respect to the Company's compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Subsequent to October 1, 2002 through September 30, 2005, there were no transactions between the Company and any person in which any officer or Director, including members of their immediate family, or any person who was the beneficial owner of more than 5% of the Company's

Common Stock outstanding, who had or is to have a direct or indirect material interest which are required to be disclosed in response to Item 404 of Regulation S-B.

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

         3.2   By-laws of Registrant (1)

         4.1   Specimen Common Stock Certificate, $0.001 par value(7)

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

----------------

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

The accompanying consolidated financial statements for the year ended September 30, 2005 have been restated as discussed in Note 2.


Liebman Goldberg & Drogin, LLP
Garden City, New York

December 13, 2005

June 15, 2006 (as to notes 1, 2, 6, 8, and 10)


                             See accompanying notes

DIGITAL IMAGING RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (RESTATED)
SEPTEMBER 30, 2005
(RESTATED)

Assets

Current assets:
  Cash                                                              $     1,403
  Accounts receivable                                                    11,626
  Inventory                                                              22,938
                                                                    -----------
     Total current assets                                                35,967

Furniture, fixtures & equipment , net
  of accumulated depreciation and amortization
  (Note 4)                                                               13,909
                                                                    -----------
Other Assets:
  Security deposit                                                           75
      Total other assets                                                     75

                          Total assets                                   49,951
                                                                    ===========
Liabilities and stockholders deficit

Current liabilities:
  Accounts payable and accrued liabilities (Note 6)                 $   202,541
  Debt, current maturities (Note 8)                                      60,725
                                                                    -----------
        Total currrent liabilities                                      263,266
                                                                    -----------
Long-term liabilities:
  Debt, net of current maturities (Note 8)                              231,558
                                                                    -----------
        Total long-term liabilities                                     231,558
                                                                    -----------
Commitments and contingencies

Stockholders' deficit:
  Common stock, $0.001 par value
  Authorized - 25,000,000 shares;
    issued and outstanding - 9,155,441                                    9,155
   Additional paid-in capital                                         9,088,978
   Accumulated deficit                                               (8,142,093)
Less:  67,532 shares held in treasury                                (1,400,913)
                                                                    -----------
          Total stockholders' deficit                                  (444,873)
                                                                    -----------

          Total liabilities and
             stockholders deficit                                        49,951
                                                                    ===========

                             See accompanying notes

DIGITAL IMAGING RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (RESTATED)
SEPTEMBER 30, 2005
(RESTATED)
                                                        2005            2004
Revenues
    System sales                                    $    47,500     $         0
    Fee revenue                                          11,327               0
                                                    -----------     -----------
           Total revenue                                 58,827               0

Cost of goods sold                                       16,528               0

Gross profit                                             42,299               0

Expenses:
    Other operations                                    188,437         323,199
    General and administrative                          558,268         313,535
    Depreciation and amortization                         3,000           2,707
                                                    -----------     -----------
             Total expenses                             749,705         639,441

Loss from operations                                   (707,406)       (639,441)

Other income (expenses):
    Interest income                                           0          16,094
    Interest expense                                    (47,706)        (54,532)
    Interest expense - conv note                        (54,095)       (150,589)
    Loss on sale of mortgage receivable                 (20,433)              0
    Loss on sale of RiceX common stock                        0            (828)
    Loss on marketable securities                             0         (48,215)
                                                    -----------     -----------
              Total other income (expenses)            (122,234)       (238,070)

Loss before provision for income taxes                 (829,640)       (877,511)
    Provision for income taxes                            4,401        (921,214)
                                                    -----------     -----------
Net income (loss)                                      (834,041)         43,703

Basic net income (loss) per common share            ($     0.12)    $      0.09
Diluted net income (loss) per common share          ($     0.12)    $      0.09

Weighted average number of shares - basic             7,148,881         481,378
Diluted weighted average number of shares             7,187,799         481,378


                             See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004
(RESTATED)

                                                             CAPITAL                       OTHER
                                     COMMON      PAR        IN EXCESS       ACCUM           COMP       TREASURY
                                      STOCK     VALUE        OF PAR        DEFICIT          LOSS         STOCK           TOTAL
Balance
  Sept. 30, 2003                     481,378     $481      $7,376,382    ($7,351,755)    ($41,368)    ($1,400,913)    ($1,417,173)

Net Income                                                                    43,703                                       43,703

Unrealized loss on
  securities                                                                               (6,841)                         (6,841)

Balance Sept. 30, 2004
  as previously reported             481,378      481       7,376,382     (7,308,052)     (48,209)     (1,400,913)     (1,380,311)

  Adjustments (see Note 2)                                                                 48,209                          48,209

  Restated as of Oct. 1, 2005        481,378      481       7,376,382     (7,308,052)           0      (1,400,913)     (1,332,102)

Net Loss                                                                    (834,041)                                    (834,041)

Sale of common stock                 475,000      475          94,525                                                      95,000

Issuance of Common Stock
  as Compensation                  1,262,000    1,262         251,138                                                     252,400

Issuance of Common Stock
  -convertible notes               4,599,247    4,599         921,166                                                     925,765

Issuance of Common Stock
  -forgiveness of debt               981,276      981         216,240                                                     217,221

Issuance of Common Stock
  -convertible notes                 481,540      482          55,402                                                      55,884

Sale of
  Common Stock                       875,000      875         174,125                                                     175,000

Balance
  Sept. 30, 2005                   9,155,441   $9,155      $9,088,978    $(8,142,093)      $    0     $(1,400,913)      ($444,873)
                                   =========   ======      ==========    ===========       ======     ===========       =========

                             See accompanying notes

DIGITAL IMAGING RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (RESTATED)
SEPTEMBER 30, 2005
(RESTATED)

                                                           2005          2004
Cash flows from operating activities:                   ($834,041)    $  43,703
    Net income (loss)

Adjustments to reconcile net income (loss)
  to net cash  (used in) operating activities:
    Depreciation                                            3,000         2,707
    Loss on sale of RiceX                                       0           828
    Loss on sale of mortgage receivable                    20,443             0
    Issuance of common stock for compensation             252,400             0
    Loss on marketable securities                               0        48,215

Changes in assets and liabilities:
    Accounts receivable                                   (11,626)            0
    Inventory                                             (22,938)      (36,620)
    Accounts payable and accrued liabilities               75,405      (945,105)
                                                        ---------     ---------
Net cash (used in) operating activities                  (517,357)     (886,272)

Cash flows from investing activities:
   Furniture, fixtures and equipment                            0        (2,707)
   Proceeds from sale of mortgage receivable               50,000             0
   Mortgage receivable--advances                                0        (6,287)
   Sale of RiceX and other marketable securities                0         6,502
   Mortgage receivable -- Lake Isle Corp.                       0       141,479
                                                        ---------     ---------
Net cash provided by investing activities                  50,000       138,987

Cash flow from financing activities:
   Additional borrowings                                  163,103       743,456
   Issuance of common stock                               270,000             0
                                                        ---------     ---------
Net cash provided by financing activities                 433,103       743,456

Increase (decrease) in cash and cash equivalents          (34,254)       (3,829)
Cash and cash equivalents, beginning of year               35,657        39,486

Cash and equivalents, end of year                       $   1,403     $  35,657

                             See accompanying notes

DIGITAL IMAGING RESOURCES, INC AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
SEPTEMBER 30, 2005
(RESTATED)

                                                             2005        2004
Conversion of Debt for Common Stock

Reduction of Debt                                          217,221            0
  Issuance of common stock-par value                          (981)           0
  Issuance of common stock-additional paid-in cap         (216,240)           0
                                                         ---------    ---------
  Subtotal                                                       0            0

Conversion of Debt for Common Stock

Reduction of Debt                                          981,649            0
  Issuance of common stock-par value                        (5,081)           0
  Issuance of common stock-additional paid-in cap          976,568            0
                                                         ---------    ---------
  Subtotal                                                       0            0

Issuance of Common Stock for
   Administrative & Consulting Fees

Administrative & consulting expense                        252,400            0
  Issuance of common stock-par value                        (1,262)           0
  Issuance of common stock-additional paid-in cap         (251,138)           0
                                                         ---------    ---------
  Subtotal                                                       0            0

Assignment of Seasons Development Mortgage
 Receivable for Partial Settlement of Debt

   Reduction in accrued liabilities                              0      144,853
   Assignment of Mortgage Receivable                             0     (144,853)
                                                         ---------    ---------
  Subtotal                                                       0            0

Assignment of Lake Isle Mortgage
 Receivable for Partial Settlement of Debt

   Reduction in Debt                                             0      198,356
  Assignment of Mortgage Receivable                              0     (198,356)
                                                         ---------    ---------
  Subtotal                                                       0            0

Total Non-Cash Operating, Investing
    and Financing Activities                             $       0    $       0
                                                         =========    =========

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

On September 30, 2005, the Company had entered into a sales agreement with one of its customers to purchase two SwingStation systems for a total of $30,000. It was subsequently determined that only an order was extended on September 30, 2005 and that the systems were shipped subsequent to September 30, 2005, To be consistent with the Company's revenue recognition policy, the Company has restated the previously issued financial statements to record this transaction in the proper accounting period.

Going Concern

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2005 of $834,041. The Company had net income in fiscal 2004 in the amount of $43,703 that arose out of a write down of a provision for income taxes made in an earlier fiscal year in the amount of $921,214 and not as a result of its operations in fiscal 2004. The Company had a working capital deficiency at September 30, 2005 of approximately $227,299. The Company had a negative cash flow from operations in 2004 and 2005 and during the year ended September 30, 2005

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

it used net cash of $517,357 for operating activities. As of September 30, 2005, the Company's liabilities exceeded its assets by $444,873.

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

The Company adopted Financial Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing the Company's net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic income/(loss) per common share for the years ended September 30, 2005 and 2004 was 7,148,881 and 7,187,799
respectively. The weighted average number of common shares used to calculate diluted income/(loss) per common share for the years ended September 30, 2005 and 2004 was 481,378 and 481,378 respectively.

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

Advertising

Advertising costs are charged to expense as incurred. For the year ended September 30, 2005 and 2004 the advertising expense was $9,448 and $0 respectively.

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

2. Restatement and Correction of an Error of Previously Issued Consolidated Financial Statements

The previously issued consolidated financial statements of the Company have been restated as a result of the accounting treatment of two previously recorded transactions. Those transactions are as follows:

Sale of SwingStation Units

On September 30, 2005, the Company had entered into a sales agreement with one of its customers to purchase two SwingStation systems for a total of $30,000. It was subsequently determined that only an order was extended on September 30, 2005 and that the systems were shipped subsequent to September 30, 2005, To be consistent with the Company's revenue recognition policy, the Company has restated the previously issued financial statements to record this transaction in the proper accounting period.

Waiver and cancellation of interest - convertible notes

During the period beginning April 2003, the Company sold convertible promissory notes at various dates which bear interest at 25%. The debt was then converted into an aggregate 5,080,787 shares of common stock and the accrued interest on the convertible notes were waived and cancelled as per the executed notes. Pursuant to EITF85-17, management has determined that the

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

interest waived and cancelled should have been treated as a component of additional paid-in capital. The Company has restated the previously issued financial statements to reflect the waiver of interest as a component of additional paid-in capital.

Summary

As a result of the transactions described above, the previously reported net loss for the year ended September 30, 2005 has increased by approximately $244,000 from $590,433 to approximately $834,000. Net loss per share as previously reported basic and diluted ($0.076) was restated to a basic and diluted net loss of ($0.12) per share. In addition, the originally reported total accumulated deficit had increased from approximately ($7,850,270) to ($8,142,093). Total stockholders' deficit as of September 30, 2005 of approximately ($431,000) as previously reported was increased to approximately ($445,000).

Correction of error

The Company has restated its previously issued financial statements due to the correction of an error. Management has determined that the decline in the value of the marketable securities was deemed to be other than temporary as of September 30, 2004. According to SFAS 115, unrealized securities which are deemed other than temporary are to be recognized in earnings. Management has restated its prior years' financial statements to reflect the treatment of its other than temporary losses. Management has adjusted its opening deficit by approximately $48,000.

3. Related Party Transactions

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

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

4. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consisted of the following at September 30, 2005:

Furniture, fixtures and equipment                   $   97,214
                                                    ----------
     Subtotal                                           97,214
Less:  Accumulated depreciation and amortization        83,305
                                                    ----------
Net furniture, fixtures and equipment               $   13,909

Depreciation expense for the years ended September 30, 2005 and 2004 is $3,000 and $2,707, respectively.

5. Investment in RiceX, Inc.

During the third quarter of fiscal 2004 the Company sold its remaining 48,866 shares of RiceX common stock on the open market for an aggregate selling price of $6,502. The Company's book value of the shares was $7,330. Accordingly, the Company recorded a loss on the transaction in the amount of $828.

6.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2005 consist of the following:


   Accounts Payable - trade                     $  190,565
   Accrued Product Warranty Liability                1,500
   Accrued interest and other                        9,630
   Lease Deposit Payable                               551
   Sales Tax Payable                                   295
                                                ----------
                                                $  202,541

7.  Income Taxes


The tax expense (benefit) for the years ended September 30, 2005 and 2004 consists of the following components:

                                  2005             2004

Current                       $     -0-         $    -0-
    Federal                         -0-          (921,214)
    State                         4,401          (921,214)
Deferred                            -0-              -0-
    Federal                         -0-              -0-
    State                           -0-              -0-

                              $   4,401         $(921,214)

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

8. Debt

During the quarter ended December 31, 2004, the Company sold $44,500 principal amount of its convertible promissory notes convertible at a per share conversion price of $0.20 into 222,500 shares of Common Stock.

In November and December 2004, $702,000 principal amount of the Company's outstanding convertible notes, including the $44,500 principal amount of notes sold during the quarter ended December 31, 2004, was converted into an aggregate of 4,599,247 shares of the Company's Common Stock.

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

The Convertible Notes were converted into an aggregate 5,080,787 shares of common stock and the accrued interest on the convertible notes was waived and cancelled as per the terms of the Convertible Notes. Pursuant to EITF85-17, management has determined that the interest waived and cancelled should have been treated as a component of additional paid-in capital. The Company has restated the previously issued financial statements to reflect the waiver of interest as a component of additional paid-in capital.

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

Commencing in April 2003 through September 30, 2003, the Company sold convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $360,000. Thereafter, during the period October 1, 2003 through September 30, 2004, the Company sold an additional $357,500 principal amount of Convertible Notes. The Convertible Notes accrued interest at a rate of 25% provided, however, the Company obtained authorization to increase its authorized number of shares to a number of shares sufficient to enable the lawful conversion of the shares and to increase the par value of the shares and to increase the par value of the shares at a shareholder meeting held on November 8, 2004 (see a full discussion of the meeting in section 12 of the Notes to Consolidated Financial Statements) and the interest accrued on the Convertible Notes was waived and cancelled. The notes were due on April 30, 2005. At September 30, 2004, the notes were convertible into an aggregate of 4,858,287 shares of common stock after adjusting for a 1 for 20 reverse stock split.

In August 2003, the Company entered into a loan with a third party in the amount of $50,000. The loan bears interest at 10% and was originally due on August 28, 2005. The principal and accrued interest on the note was subsequently extended to August 28, 2006.

Debt as of September 30, 2005, inclusive of accrued interest to that date, is summarized as follows:

Loan Agreement, 5% interest due December 31, 2006            $ 231,557
Loan Agreement, 10% interest due August 28, 2006                60,726
                                                               -------

  Total debt                                                   292,283
Less total current portion                                    ( 60,725)
Total non-current portion                                    $ 231,558


Other Information

Aggregate principal reductions of debt as of September 30, 2004 are summarized as follows (000's omitted):

                              Secured
Fiscal Year                     Debt

2006                        $   60,725
2007                        $  231,558

9. Commitments and Contingencies

The Company's executive offices are located at 355 Madison Avenue, Morristown, New Jersey, which the Company leases on a month-to-month basis at a rental of $625 per quarter.

10. Common Stock

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

In November and December, 2004, $762,000 principal amount of the Company's outstanding convertible notes, including the convertible notes sold prior to October 1, 2003, was converted into an aggregate of 5,080,787 shares (after reflecting the one-for-twenty reverse stock split) of the Company's Common Stock. Pursuant to EITF85-17, management has determined that the interest waived and cancelled in connection with the conversion should have been treated as a component of additional paid-in capital. The Company has restated the previously issued financial statements to reflect the waiver of interest as a component of additional paid-in capital.

As discussed in Note 8 above, during the period April 2003 through September 2004, the Company issued and sold $717,500 principal amount of Convertible Notes convertible into 97,165,730 (4,858,287 on a split adjusted basis) shares of its common stock. The Convertible Notes were converted into an aggregate 5,080,787 shares of common stock and the accrued interest on the convertible notes was waived and cancelled as per the terms of the Convertible Notes. Pursuant to EITF85-17, management has determined that the interest waived and cancelled should have been treated as a component of additional paid-in capital. The Company has restated the previously issued financial statements to reflect the waiver of interest as a component of additional paid-in capital.

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

11. Company Recapitalization and Reorganization:

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

12. Subsequent Events (Unaudited) Not Covered By Independent
Auditor's Report

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


                         DIGITAL IMAGING RESOURCES INC.



Dated: June 23, 2006                    By: /s/ Theodore M. Swartwood
                                            ----------------------------
                                            Theodore M. Swartwood, President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


SIGNATURE                                 TITLE                        DATE

/s/ Theodore M. Swartwood         President and Director           June 23, 2006
--------------------------
Theodore M. Swartwood



/s/ Paul J. Donahue               Director                         June 23, 2006
--------------------------
Paul J. Donahue