Form 10QSB
period 2006-06-30
DIGITAL IMAGING RESOURCES INC.
filed 2006-08-22
CIK 314712

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

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

                                 Yes |_| No |X|

There were 9,655,441 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at August 21, 2006
================================================================================

                 DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2006

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

          Condensed consolidated balance sheets                              3

          Condensed consolidated statements of operations                   4-5

          Condensed consolidated statements of cash flows                   6-7

          Notes to condensed consolidated financial statements             8-12

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.                                         13

ITEM 3.   CONTROLS AND PROCEDURES                                            18

                                     PART II
                                OTHER INFORMATION

ITEM 4.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS         19

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   19

ITEM 1.   FINANCIAL STATEMENTS

DIGITAL IMAGING RESOURCES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          JUNE 30,     SEPTEMBER 30,
ASSETS                                                     2006            2005
                                                        (UNAUDITED)   (SEENOTE BELOW)
                                                       ------------    ------------
Current assets:
  Cash and cash equivalents                            $      1,424    $      1,403
  Accounts receivable                                         8,075          11,626
  Inventory                                                  10,626          22,938
                                                       ------------    ------------
      Total current assets                                   20,125          35,967

Furniture, fixtures & equipment, net of depreciation         12,177          13,909
                                                       ------------    ------------

Other Assets:
  Security deposit                                               75              75
                                                       ------------    ------------
      Total other assets                                         75              75
                                                       ------------    ------------

            Total assets                               $     32,377    $     49,951
                                                       ============    ============


LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
  Accounts payable                                     $    261,831    $    202,541
  Debt, current maturities                                  120,881          60,725
                                                       ------------    ------------
      Total currrent liabilities                            382,712         263,266
                                                       ------------    ------------

Long-term liabilities:
  Debt, net of current maturities                           293,055         231,558
                                                       ------------    ------------
      Total Long-term liabilities                           293,055         231,558
                                                       ------------    ------------

Commitments and contingencies:

Stockholders' deficit:
  Common stock, $.001 par value;
  authorized - 25,000,000 shares;
    issued and outstanding - 9,655,441 and 9,155,441          9,655           9,155
  Additional paid-in capital                              9,188,478       9,088,978
  Accumulated deficit                                  $ (8,440,610)     (8,142,093)
Less: 67,532 shares held in treasury                     (1,400,913)     (1,400,913)
                                                       ------------    ------------
      Total stockholders' deficit                          (643,390)       (444,873)
                                                       ------------    ------------
            Total liabilities and
              stockholders deficit                     $     32,377          49,951
                                                       ============    ============

Note: The balance sheet at September 30, 2005, has been taken from the audited financial statements at that date and condensed.

See accompanying notes

DIGITAL IMAGING RESOURCES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)


                                                           2006            2005
                                                       ------------    ------------
Revenues
  System sales                                         $     30,000    $     32,500
  Fee revenue                                                 4,381           8,171
                                                       ------------    ------------
      Total revenue                                          34,381          40,671

Cost of goods sold                                           15,842          16,008
                                                       ------------    ------------

Gross profit                                                 18,539          24,663

Expenses:
  Other operations                                            8,155         171,127
  General and administrative                                291,076         555,729
  Depreciation and amortization                               1,732           2,250
                                                       ------------    ------------
      Total expenses                                        300,963         729,106

Loss from operations                                       (282,424)       (704,443)

Other income (expenses):
  Interest (expense)                                        (16,093)        (22,083)
  Interest expense - Convertible notes                            0         (54,095)
  Loss on sale of mortgage receivable                             0         (20,443)
                                                       ------------    ------------
      Total other income (expenses)                         (16,093)        (96,621)

Loss before provision for income taxes                     (298,517)       (801,064)
  Provision for income taxes                                      0               0
                                                       ------------    ------------

Net income (loss)                                      $   (298,517)   $   (801,064)
                                                       ============    ============

Basic net income (loss) per common share               $      (0.03)   $      (0.12)
Diluted net income (loss) per common share             $      (0.03)   $      (0.12)

Weighted average number of shares - basic                 9,563,529       6,505,206
Diluted weighted average number of shares                 9,606,866       6,534,042

DIGITAL IMAGING RESOURCES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)


                                                           2006            2005
                                                       ------------    ------------
Revenues
  System sales                                         $          0    $     32,500
  Fee revenue                                                 1,232           8,171
                                                       ------------    ------------
      Total revenue                                           1,232          40,671

Cost of goods sold                                                0          16,008

Gross profit                                                  1,232          24,663

Expenses:
  Other operations                                                0          39,351
  General and administrative                                 80,164          62,748
  Depreciation and amortization                                 525             750
                                                       ------------    ------------
      Total expenses                                         80,689         102,849

Loss from operations                                        (79,457)        (78,186)

Other income (expenses):
  Interest income (expense)                                  (4,627)         (4,411)
  Interest expense - convertible note                             0               0
  Loss on sale of mortgage receivable                             0         (20,443)
                                                       ------------    ------------
      Total other income (expense)                           (4,627)        (24,854)

Loss before provision for income taxes                      (84,084)       (103,040)
  Provision for income taxes                                      0               0
                                                       ------------    ------------

Net income (loss)                                      $    (84,084)   $   (103,040)
                                                       ============    ============

Basic net income (loss) per common share               $      (0.01)   $      (0.01)
Diluted net income (loss) per common share             $      (0.01)   $      (0.01)

Weighted average number of shares - basic                 9,655,441       9,155,441
Diluted weighted average number of shares                 9,732,107       9,198,774

DIGITAL IMAGING RESOURCES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITIED)


                                                           2006            2005
                                                       ------------    ------------
Cash flows from operating activities:
  Net income (loss) (Note __)                          $   (298,517)   $   (801,064)

Adjustments to reconcile net income (loss) to net
cash (used in) operating activities:
  Depreciation and amortization                               1,732           2,250
  Loss on sale of mortgage receivable                             0          20,443
  Issuance of common stock for advertising                  100,000               0
  Issuance of common stock for compensation                       0         252,400

Changes in assets and liabilities:
  Decrease in Accounts receivable                             3,551         (18,159)
  Decrease in Inventory                                      12,312          13,039
  Increase (decrease) in accounts payable and
    accrued liabiliites                                     119,446          56,862
                                                       ------------    ------------
Net cash from (used in) operating activities                (61,476)       (474,229)

Cash flow from investing activities:
  Proceeds from sale of mortgage receivable                       0          50,000
                                                       ------------    ------------
Net cash from investing activities                                0          50,000

Cash flow from financing activities:
  Additional borrowings                                      61,497         121,831
  Issuance of common stock                                        0         270,000
                                                       ------------    ------------
Net cash provided by financing activities                    61,497         391,831

Increase (decrease) in cash and cash equivalents                 21         (32,398)
Cash and cash equivalents, beginning of year                  1,403          35,657
                                                       ------------    ------------

Cash and equivalents, end of year                      $      1,424    $      3,259

DIGITAL IMAGING RESOURCES, INC AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
NINE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNUADITED)


                                                           2006            2005
                                                       ------------    ------------
Conversion of Debt for Common Stock (Note 6)

Reduction of Debt                                                 0         217,847
Issuance of common stock-par value                                0            (981)
Issuance of common stock-additional paid-in cap                   0        (216,866)
                                                       ------------    ------------
  Subtotal                                                        0               0

Conversion of Debt for Common Stock (Note 67)

Reduction of Debt                                                 0         762,000
Issuance of common stock-par value                                0          (5,081)
Issuance of common stock-additional paid-in cap                   0        (756,919)
                                                       ------------    ------------
Subtotal                                                          0               0
Issuance of Common Stock for Administrative &
  Consulting Fees (Note 7)

Administrative & consulting expense                               0         252,400
Issuance of common stock-par value                                0          (1,262)
Issuance of common stock-additional paid-in cap                   0        (251,138)
                                                       ------------    ------------
  Subtotal                                                        0               0

Issuance of Common Stock for Marketing
Expense (Note 7)
  Marketing expense                                         100,000               0
  Issuance of common stock - par value                         (500)              0
  Issuance of common stock - Additional paid-in capital     (99,500)              0
                                                       ------------    ------------
  Subtotal                                                        0               0

Total Non-Cash Operating, Investing and Financing
Activities                                             $          0    $          0
                                                       ============    ============

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

Digital Imaging Resources, Inc. (the "Company") was incorporated under the laws of the State of Delaware on October 11, 1979. On November 8, 2004, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware, which effected a change in the Company's name from Dominion Resources, Inc.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006 and September 30, 2005, the results of operations for the three and nine months ended June 30, 2006 and 2005, and cash flows for the nine months ended June 30, 2006 and 2005. Operating results for the nine months ended June 30, 2006, are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2006. These statements should be read in conjunction with Form-10KSB/A for fiscal 2005 which is on file with the Securities and Exchange Commission.

NOTE 2 - GOING CONCERN:

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2005 of $834,041. For the first nine months of fiscal 2006, the Company incurred a loss from operations of $282,424 and a net loss in the amount of 298,517. The Company had a working capital deficiency at June 30, 2006 and September 30, 2005 of $362,587 and $227,299, respectively. The Company used net cash in operating activities for the first nine months of fiscal 2006 of $61,476 and of $517,357 for the year ended September 30, 2005. . The Company had cash flow for the nine months ended June 30, 2006 of $21 and negative cash flow for fiscal 2005 of $34,254.

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

On June 5, 2006, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Vianet Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"), and Vianet Direct, Inc., a Delaware corporation ("Vianet"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into Vianet and Vianet will become a wholly-owned subsidiary of the Company (the "Merger")..

Under the Merger Agreement, the Company and Vianet have made customary representations, warranties and covenants. The merger is subject to closing conditions, including shareholder approval by holders of Vianet's common stock, and the performance of covenants by each party. The Company has agreed to have its stockholders place at least 1,000,000 shares of the Company's common stock into an escrow account for

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

a period of one year after the closing date of the merger in order to secure the performance of the Company's indemnification obligations under the Merger Agreement. In addition, Vianet has agreed to raise at least $1,000,000 prior to closing.

The Merger Agreement set forth a closing date of July 14, 2006; the Merger was not consummated on that day. Pursuant to the terms of the Merger Agreement if the Merger has not been consummated on or before August 31, 2006, either the Company or Vianet may terminate the Merger Agreement unless the failure to consummate the Merger is the result of a willful and material breach of the Merger Agreement by the party seeking to terminate the Merger Agreement. There can be no assurance that the Merger will be consummated. Failure to consummate the Merger may adversely affect the Company's financial position and its ability to raise additional working capital. In the event the Merger is not consummated the Company will consider other corporate transactions including business combinations or divesting some or all of its subsidiaries, including SwingStation. There can be no assurance that the Company will be able to identify or consummate any alternative transactions,

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement that is filed as Exhibit 2.1 to the report on Form 8-K filed on June 5, 2006 and incorporated herein by reference.

NOTE 3 - REVENUE RECOGNITION

The Company recognizes sales upon the shipment of its Swing Station systems. Provisions for warranty costs are estimated and recorded at the time of the sale. As of June 30, 2006 the Company has provided for estimated warranty expenditures of $1,500. In addition, net sales include revenues earned from marketing and promotional events to develop future sales of the swing station system.

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

NOTE 5 - DEBT

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

NOTE 6 - COMMON STOCK

On December 13, 2005 the Company issued 500,000 shares of its common stock to Greens Worldwide Inc. ("GRWW) as consideration for marketing services and commitments GRWW provided pursuant to a

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

marketing agreement, dated September 30, 2005, by and among the Company, GRWW, and U.S. Pro Golf Tour, Inc., a wholly-owned subsidiary of GRWW, (the "Marketing Agreement"). The Company valued the marketing services and commitments GRWW provided at $100,000. See Note 7 for a detailed discussion of the Marketing Agreement.

NOTE 7 - MARKETING ARRANGEMENT

On September 30, 2005 the Company entered into a marketing agreement with U.S. Pro Golf Tour ("USPGT"), a wholly-owned subsidiary of Greens Worldwide Inc. ("GRWW"). The U.S. Pro Golf Tour is an intermediary professional golf tour featuring players preparing for the Champions Tour, non-exempt professionals on the Champions Tour, celebrity challengers and professionals 18 and older gearing up to try to play on the PGA Tour. The events also offer a competition for amateurs of all skill levels in a tour-event atmosphere. USPGT events will include junior clinics, pro-am events, media coverage, entertainment, and charity tie-ins. USPGT's first event was held at the Bear's Best Course near Atlanta, Georgia in November 2005 and televised on the Golf Channel.

Pursuant to our agreement with USPGT the Company was designated a Pro-Am Title Sponsor at the Bear's Best tournament. That sponsorship included four pro-am team entries, leader board advertisements, a sponsor's tent on the driving range, signage around the course, and inclusion in media coverage. In addition, USPGT agreed to arrange for the production of a 30-second television commercial that was aired 50 times during the Golf Channel program in December 2005 and a two-minute interview and demonstration that was included as part of the Golf Channel program. The Company agreed to issue to Greens Worldwide 500,000 share of its commons stock, provided USPGT successfully conducted their first tournament in November 2005, we received the sponsorship benefits, and upon completion of the Golf Channel coverage. On December 19, 2005 the Company issued and delivered 500,000 common shares of the Company to Greens Worldwide.

The Company agreed to issue to Greens Worldwide 500,000 share of its commons stock, provided USPGT successfully conducted their first tournament in November 2005, we received the sponsorship benefits, and upon completion of the Golf Channel coverage. On December 19, 2005 the Company issued and delivered 500,000 common shares of the Company to Greens Worldwide.

Also as part of our agreement, GRWW purchased two SwingStation Systems at a price of $15,000 each with an option to purchase a third System at a price of $10,000. GRWW also agreed to purchase advertising on any additional Systems the Company sells in the United States and to issue to the Company common shares of Greens Worldwide worth $2,000 each time they purchase ads.

NOTE 8 - PROPOSED MERGER

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

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

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

There can be no assurance that the parties will successfully negotiate and enter into a definitive merger agreement and that all closing conditions described above can be satisfied in a timely manner. Due to these uncertainties, the timing of the consummation of the merger is unknown. The Merger Agreement set forth a closing date of July 14, 2006; the Merger was not consummated on that day. Pursuant to the terms of the Merger Agreement if the Merger has not been consummated on or before August 31, 2006, either the Company or Vianet may terminate the Merger Agreement unless the failure to consummate the Merger is the result of a willful and material breach of the Merger Agreement by the party seeking to terminate the Merger Agreement. There can be no assurance that the Merger will be consummated. Failure to consummate the Merger may adversely affect the Company's financial position and its ability to raise additional working capital. In the event the Merger is not consummated the Company will consider other corporate transactions including business combinations or divesting some or all of its subsidiaries, including SwingStation. There can be no assurance that the Company will be able to identify or consummate any alternative transactions,


In conjunction with the proposed merger, on February 7, 2006, Vianet extended to the Company a loan in the principal amount of $50,000. This loan bears interest at a rate of five percent per annum and is due and payable on demand at any time after August 7, 2006.

NOTE 9 - RESTATEMENT AND CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

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

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

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

NOTE 10 - SUBSEQUENT EVENTS

On July 25, 2006, the Company's wholly-owned subsidiary, SwingStation Inc., received a loan in the amount of $25,000 from a related party, SHAL Properties, LLC. The managing partner of SHAL Properties is T. Marshall Swartwood, father of the President of the company. The loan bears interest of 8% and is payable on demand.

ITEM. 2

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $ 34,381 and $ 40,671 during the nine months ended June 30, 2006 and June 30, 2005, respectively. Since October 1, 2004, the Company has been engaged primarily in efforts to develop, manufacture, market and sell golf swing analysis systems called SwingStation and also to service golf outings and other corporate events. At June 30, 2006, the Company had current assets of $20,125 consisting of cash of $1,424, accounts receivable of $8,075, and inventory of $10,626 and current liabilities of $382,712, consisting of accounts payable of $261,831 and debt, current maturities, of $120,881.

During the first nine months of fiscal 2006, the Company had a net loss of $298,517. Included in the net loss is depreciation of $1,732, a non-cash expense. In addition, the net loss includes the expense related to the issuance of common stock to the US Pro Golf Tour for $100,000 for advertising and marketing.

During the first nine months of fiscal 2006, changes in assets and liabilities included an increase in cash and cash equivalents resulting from a decrease in accounts receivable of $3,551, an increase in accounts payable and accrued liabilities of $119,446 and a decrease in inventory of $12,312. After reflecting the net changes in assets and liabilities, net cash used by operations was $61,476. Accordingly, during the first nine months of fiscal 2006, the Company's cash and cash equivalents increased by $21.

The Company's marketing efforts are presently primarily devoted to seeking to sell or lease SwingStation systems to golfing facilities and entrepreneurs, offer location specific revenue share plans with certain golf facilities and provide systems as featured services for use at golf outings and other corporate events. The Company believes that its current inventory of systems is adequate to support these marketing and servicing activities. The Company has funded these marketing activities primarily from limited revenues and a short term loan in the principal amount of $50,000 received on February 7, 2006 from Vianet. The Company plans to assemble additional systems only as needed to fulfill lease and other commitments. There can be no assurance that the Company will be successful in raising additional capital or that its marketing efforts will be successful.

Depending upon the market acceptance for the Swing Station system and the possible expanded scope of the Company's operations, the Company estimates that it may require up to an additional approximately $3.0 million through the end of the calendar year ending December 31, 2006 to fund its intended level of operations, which funds it intends to seek to raise through a private sale of equity securities if it does not complete its proposed merger with Vianet Direct, Inc.. In the event the Company engages in any further material transactions during the fiscal year ending September 30, 2007, it can be expected that it will require additional funds. At June 30, 2006, the Company had made no arrangements to obtain the funds it believes it will require through the remainder of the fiscal year ending September 30, 2006 and there can be no assurance that such funds can be obtained. The failure to obtain these funds may impair the ability of the Company to meet its business objectives and remain in operation. There can be no assurance that the

Company's current limited capital available will not cause it to curtail its operations. There can be no assurance that any financings undertaken will not result in further material dilution to the Company's existing stockholders.

On January 3, 2006, Berkowitz Wolfman agreed to extend the due date of the Berkowitz Wolfman Loan until December 31, 2009 and agreed to waive the requirement for accelerating repayment upon receipt of $3 million of financing by the Company.

In the event the Merger with Vianet is not consummated, the Company may consider other corporate transactions, including a merger or business combination with another company. The Company may also consider divesting some or all of its subsidiaries, including SwingStation. There can be no assurances, however, that the Company will be able to identify or consummate any such corporate transactions.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED JUNE 30, 2006 COMPARED WITH FISCAL QUARTER ENDED JUNE 30, 2005

Total revenues were $1,232 and $40,671 during the fiscal quarters ended June 30, 2006 and 2005, respectively. Revenues during the fiscal quarter ended June 30, 2006 were from leasing payments received of $1,232. Since April 2004, the Company has been engaged in efforts to develop, manufacture, market and sell a video capture golf swing analysis system. Except for the revenues recorded in the fiscal year 2005 in the amount of $58,827, and in the second quarter of fiscal 2006 of $30,000, the Company has not realized any material revenues from these activities.

Cost of goods sold during the fiscal quarters ended June 30, 2006 and 2005, respectively was $ 0 and $16,008.

Other operations expenses were $0 during the fiscal quarter ended June 30, 2006 compared with $39,351 during the fiscal quarter ended June 30, 2005, for a decrease of $39,351. The decrease was primarily the result of reduced development costs in connection with the development of the Company's golf swing analysis system.

General and administrative expenses were $80,164 during the fiscal quarter ended June 30, 2006 compared with $62,748 during the fiscal quarter ended June 30, 2005, for an increase of $17,416 primarily as a result of an increase in professional and consulting fees related to the Plan of Merger with Vianet Direct, Inc..

Depreciation and amortization was $525 during fiscal quarter ended June 30, 2006 compared to $750 during the fiscal quarter ended June 30, 2005. The decrease is primarily the result of assets reaching their fully depreciated value and no new significant furniture and equipment was purchased in fiscal 2006 as compared to fiscal 2005.

Interest expense was $4,627 during the fiscal quarter ended June 30, 2006, compared with interest expense of $4,411 during the fiscal quarter ended June 30, 2005. The increase of $216 was the result of an increase in interest expense resulting from an increase in borrowings.

NINE MONTHS ENDED JUNE 30, 2006 COMPARED WITH NINE MONTHS ENDED JUNE 30, 2005

Total revenues were $34,381 and $40,671 during the nine months ended June 30, 2006 and 2005, respectively. Revenues during the nine months ended June 30, 2006 were from leasing payments received of $4,381 and system sales of $30,000. Since April 2004, the Company has been engaged in efforts to develop, manufacture, market and sell a video capture golf swing analysis system. Except for the revenues recorded in the fiscal year 2005 in the amount of $58,827, and in the second quarter of fiscal 2006 of $30,000, the Company has not realized any material revenues from these activities.

Cost of goods sold during the nine months ended June 30, 2006 and 2005, respectively was $15,842 and $16,008.

Other operations expenses were $8,155 during the nine months ended June 30, 2006 compared with $171,127 during the fiscal quarter ended June 30, 2005, for a decrease of $162,972. The decrease was primarily the result of reduced development costs in connection with the development of the Company's golf swing analysis system.

General and administrative expenses were $291,076 during the nine months ended June 30, 2006 compared with $555,729 during the nine months ended June 30, 2005, for a decrease of $264,653 primarily as a result of decreased professional and consulting fees.

Depreciation and amortization was $1,732 during nine months ended June 30, 2006 compared to $2,250 during the nine months ended June 30, 2005. The decrease is primarily the result of assets reaching their fully depreciated value and no new significant furniture and equipment was purchased in fiscal 2006 as compared to fiscal 2005.

Interest expense was $16,093 during the nine months ended June 30, 2006, compared with interest expense of $96,621 during the fiscal quarter ended June 30, 2005. The decrease of $80,528 was the result of a decrease in interest income resulting from the sale of the Company's Lake Isle Corp. mortgage receivable, the cancellation of the Company's convertible notes, and an increase in borrowings.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the fiscal quarter ended June 30, 2006 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

The Company Has Limited Current Revenues and Has a Severe Shortage of Capital. The Company had revenues of$34,381 for the nine months ended June 30, 2006 and $58,827 in fiscal 2005. The Company had a loss from operations of $282,424 and a net loss of $298,517 during the first nine months of fiscal 2006. It had a net loss of $834,041 in the fiscal year ended September 30, 2005. The Company's future is currently dependent upon its ability to successfully complete the development and marketing of its Swing Station System for golfers. There is a risk that the Company will be unable to continue as a going concern. The Company will, in all likelihood, sustain operating expenses without significant corresponding revenues, until such time as it can develop material revenues from its Swing Station System. This can be expected to result in the Company incurring net operating losses for the foreseeable future. There can be no assurance that the Company can successfully market its Swing Station System and develop material revenues.

There are Questions As to the Company's Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions. The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has sustained substantial losses during the first nine months of fiscal 2006 and in the fiscal year ended September 30, 2005. The Company had a working capital deficiency at June 30, 2006 of $362,587. The Company used net cash in operations of $61,476 for the first nine months of fiscal 2006 in the amount of and $517,357 for the year ended September 30, 2005. The Company had nominal cash flow for the nine months ended June 30, 2006 of $21 and negative cash flow for fiscal 2005 of $34,254. All the foregoing factors lead to questions concerning the Company's ability to meet its obligations as they come due. The Company has a need for substantial funds to develop and market its SwingStation system. The Company has financed its activities using private debt and equity financings, and it has no line of credit or other financing agreement providing borrowing availability with a commercial lender. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company's assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. The Company's ability to continue as a going concern is dependent upon the availability of adequate sources of capital and the ability to manufacture, market and realize material revenues and cash flow from its SwingStation system.

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

The Company's Activities Are Conducted With a Limited Staff. At present, the Company's marketing efforts are conducted primarily by its President. The Company has not employed any salesmen as of June 30, 2006; however, two salesmen are employed on a commission basis to market the Company's system. The Company's outing services are also marketed in New Jersey by two golf resorts and a golf management company. There can be no assurance that this staff will be adequate to pursue the necessary marketing activities to develop material revenues. In the event that either or both of such persons should become unavailable to the Company, the Company's operations would be materially adversely affected.

The Company Will Need Additional Capital to Pursue its Business Plans and It May be Unable to Raise that Capital. The Company had cash of $1,424 and current liabilities of $382,712 as of June 30, 2006. The Company expects to require further additional financing in order to fund general and administrative expenses and the production, manufacture and marketing of its Swing Station System.

Depending upon the market acceptance for the Swing Station system and the possible expanded scope of the Company's operations, the Company estimates that it may require up to an additional approximately $3.0 million through the end of the calendar year ending December 31, 2006 to fund its intended level of operations, which funds it intends to seek to raise through a private sale of equity securities. At June 30, 2006, the Company had made no arrangements to obtain the funds it believes it will require through the remainder of the fiscal year ending September 30, 2006 and there can be no assurance that such funds can be obtained. The Company intends to seek such funds from further sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives. Any such transactions may result in material dilution to the Company's existing stockholders. In the event the Company engages in any further material transactions during the fiscal year ending September 30, 2006, it can be expected that it will require additional funds.

Intense Competition is Expected to be Experienced by the Company. There are a number of other companies engaged in the manufacture and marketing of golf swing analysis devices who are direct competitors of the Company. Many of these competitors are larger organizations with substantial assets and revenues with more established product development and marketing programs. While the Company's system may have certain characteristics that may give the Company an initial marketing advantage over other systems, management believes that its competitors will be able to readily add such features to their competing systems. There can be no assurance that its salesmanship and marketing efforts will be successful in enabling it to compete with these other persons. At present, the Company is not a significant factor in the marketing of golf swing analysis equipment

Continued Control by Existing Management. The Company's management retains significant control over the Company and its business plans and investors may be unable to meaningfully influence the course of action of the Company. The existing management is able to control substantially all matters requiring shareholder approval, including nomination and election of directors and approval or rejection of significant corporate transactions. There is also a risk that the existing management of the Company will pursue an agenda, which is beneficial to themselves at the expense of other shareholders.

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

Possible Future Issuances of Additional Shares that are Authorized May Dilute the Interests of Stockholders. The Company's Certificate of Incorporation currently authorize its Board of Directors to issue up to 25,000,000 shares of Common Stock and 2,500,000 shares of undesignated Preferred Stock. Any additional issuances of any of the Company's securities will not require the approval of stockholders and may have the effect of further diluting the equity interest of stockholders. In connection with the proposed merger with Vianet Direct, Inc., the Company anticipates issuing new securities to the stockholders of Vianet Direct, Inc. such that they will own an aggregate of 83% of the Company's common stock and the Company's existing stockholders will retain only 17% of the Company's common stock on a fully diluted basis. Accordingly, if the Company consummates the merger with Vianet Direct, Inc., the equity interest of the Company's existing stockholders will be substantially diluted.

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

There is No Assurance that the Proposed Merger with Vianet Direct, Inc. Will Be Consummated. There can be no assurance that all closing conditions contained in the Merger Agreement described above can be satisfied in a timely manner. Due to these uncertainties, the timing of the consummation of the merger is unknown, and there can be no assurance that the Merger will be consummated.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including Theodore M. Swartwood, its President and chief executive officer, the Company has evaluated its disclosure controls and procedures as of June 30, 2006 (the "Evaluation Date"), and, based on the evaluation, Mr. Swartwood has concluded that these controls and procedures are effective as of the Evaluation Date. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

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

                                     PART II
                                OTHER INFORMATION

ITEM 4. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities Sold Without Registration During the Fiscal Quarter Ended June 30, 2006. During the quarter ended June 30, 2006, the Company did not sell any securities without registration under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

          Exhibit
          Number                          Description

          3.1(a)    Certificate of Incorporation and Amendment No. 1 thereto (1)

          3.1(b) Certificate of Amendment dated June 24, 1992 to Certificate of Incorporation. (2)

          3.2       By-Laws (1)

          14        Code of Ethics (3)

          31.1 Certification dated August 22, 2006 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Theodore M. Swartwood, Chief Executive Officer and Chief Financial Officer.

          32.1      Certification dated August 22, 2006 pursuant to 18 U.S.C.
                    Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Theodore M. Swartwood, Chief Executive Officer and Chief Financial Officer.

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


                                   DIGITAL IMAGING RESOURCES INC.


Dated: August 22, 2006              By: /s/ Theodore M. Swartwood
                                        -----------------------------
                                        Theodore M. Swartwood
                                        President, Chief Executive Officer and
                                        Chief Financial Officer (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)