Form 10KSB
period 2006-09-30
DIGITAL IMAGING RESOURCES INC.
filed 2007-01-29
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                            Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                 Yes [X] No [ ]

For the year ended September 30, 2006, the issuer's total revenues were $34,381.

On January 27, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer was approximately $1,565,700 based upon the average bid and asked price for such Common Stock on said date as quoted on the OTC Bulletin Board. Affiliates of the Issuer have been determined based on the information appearing under Item 11 of this Annual Report.

         State the number of shares outstanding of the issuer's Common Stock. 9,655,441 shares as of January 11, 2007.

          Transitional Small Business Disclosure Format          Yes [ ] No [X]

                                     PART I

Item 1. Description of Business

General and Recent Activities

         Digital Imaging Resources Inc. (the "Company") is currently engaged in a review of its future business objectives and plans. In that regard, it may acquire additional business assets or enter into a business combination or other transactions with others or seek to raise additional capital in an effort to fund any of such ventures. As of January 27, 2007, no definitive agreements or agreements in principle have been entered into with respect to any such transaction and there can be no assurance that the Company will be successful in entering into such agreements or that any ventures that are acquired or pursued will be successful

         From May, 2003 through October 2006, the Company was engaged through its wholly-owned subsidiary, SwingStation, Inc ("SSI") in the development, production and marketing of a video recording system (the "SwingStation System" or the "System") for sports training, corporate entertaining and special events. The development of the System, including hardware and software, had been substantially completed and production and marketing of the System commenced in the second fiscal quarter of the year ended September 30, 2005. The SwingStation System is a stand-alone mobile kiosk with a touch-activated display screen, two sound activated digital video cameras, a microphone, and a smartcard reader. Through September 30, 2006, the Company invested approximately $980,000 in the development and marketing of the SwingStation System.

         On October 5, 2006, the Company, SSI, and SwingStation Systems, LLC, a limited liability company ("SwingStation LLC") entered into an asset purchase agreement pursuant to which SSI agreed to sell to SwingStation LLC and SwingStation LLC agreed to purchase all the assets of SSI, consisting of inventory, digital video recording systems, software, trademarks, service marks and all other related intellectual property. As consideration for the purchase of the assets SwingStation LLC agreed to assume approximately $92,337 of liabilities of SSI and $92,375 of liabilities of the Company, including approximately $53,750 owed to Theodore M. Swartwood, a former Director and former President of the Company and of SSI, approximately $47,185 owed to The Pointer Group LLC, a consulting business owned by Thomas M. Swartwood who is Theodore M. Swartwood's brother, and $27,500 owed to T. Marshall Swartwood who is Theodore M. Swartwood's father. In addition SwingStation LLC agreed to issue to the Company a five-year warrant to purchase 10% of SwingStation LLC with an exercise price of $50,000. As of October 5, 2006 the Company estimates a gain of approximately $167,000 on the above transaction.

Prior Activities

         Commencing in February 1996 through September 1999, the Company was principally engaged, through a majority-owned subsidiary, Resort Club, Inc. ("Resort Club"), in the business of offering membership interests to the general public which allows its members to vacation in resort condominiums and utilize certain other amenities primarily located in the Vernon, New Jersey area. In September 1999, Resort Club ceased operations, and has since been engaged in liquidating its assets and paying its liabilities.

Organization

         The Company was incorporated under the laws of the State of Delaware on October 11, 1979. On November 8, 2004, the Company amended its certificate of incorporation to change its corporate name to Digital Imaging Resources Inc. from Dominion Resources Inc.

Employees

         As of January 22, 2007, the Company has no full-time employees. The Company has three part-time employees.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the quarter ended September 30, 2006


                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

         Market for Common Equity and Dividends. The Company's Common Stock is traded in the over-the-counter market and quotations appear on the OTC Bulletin Board under the symbol DGIR (temporarily DGIRE). The following table sets forth the range of high and low bid and asked quotations for the Common Stock during the past two fiscal years as derived from reports furnished by the National Quotation Bureau, Inc.

Quarter Ended                         Bid                     Asked
                                High       Low           High       Low

December 31, 2004               $1.00     $0.05          $5.00     $1.50
March 31, 2005                  $0.30     $0.20          $1.50     $0.85
June 30, 2005                   $3.00     $0.30          $4.00     $0.85
September 30, 2005              $0.85     $0.30          $1.10     $0.55

December 31, 2005               $0.60     $0.25          $1.00     $0.60
March 31, 2006                  $1.07     $0.30          $1.20     $0.75
June 30, 2006                   $1.01     $0.51          $1.10     $0.75
September 30, 2006              $0.51     $0.36          $0.75     $0.51

         The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

         As of January 22, 2007, the number of record holders of the Company's Common Stock was 232. The Company has never paid a cash dividend on its Common Stock and anticipated capital requirements make it unlikely that any cash dividends will be paid on the Common Stock in the foreseeable future.

         Securities Sold Without Registration During the Year Ended September 30, 2006. On December 13, 2005, the Company issued 500,000 shares of its common stock to Greens Worldwide Inc. ("GRWW") as consideration for marketing services and commitments GRWW provided pursuant to a marketing agreement, dated September 30, 2005, by and among the Company, GRWW, and U.S. Pro Golf Tour, Inc., a wholly-owned subsidiary of GRWW. The Company valued the marketing services and commitments GRWW provided at $100,000. This information was previously reported in the Company's Current Report on Form 8-K dated September 30, 2005 filed on October 6, 2005. Such shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemption afforded by Section 4(2) thereof. Restrictions were imposed upon the resale of the shares and a restrictive legend was affixed to the certificate representing the shares.

         Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers. Neither the Company nor any "affiliated purchaser," as defined in Rule 10b-18(a)(3) purchased during the fiscal quarter ended September 30, 2006 any securities of the Company that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Introduction

         The following discussions and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes.


Liquidity and Capital Resources

         During the year ended September 30, 2006, the Company had a net loss of $373,335, which was a result of expenses incurred exceeding limited revenues.

         During the year ended September 30, 2006, operating activities used net cash of $112,907 as a result of a net loss in the amount of $373,335 offset by depreciation in the amount $3,001, a non-cash expense and issuance of common stock in the amount of $100,000 for advertising, a non-cash expense. Changes in assets and liabilities increased cash resulting from a decrease in accounts receivable of $3,551, a decrease in inventory of $14,148 and an increase in accounts payable of $139,728.

         During the year ended September 30, 2006, financing activities provided net cash of $112,082 from additional borrowings.

         Accordingly, during the year ended September 30, 2006, net cash decreased by $825.

The Company estimates that it may require up to an additional $700,000 during the fiscal year ended September 30, 2007 to fund its current level of operations. During January 2007, the Company sold in a private sale of its securities $150,000 principal amount of its 6% unsecured promissory notes due July 31, 2007. In consideration for the purchase of the notes, the Company also agreed to issue to the investors an aggregate of 7,500,000 shares of Common Stock, or 500,000 shares for each $10,000 principal amount of notes purchased.

         Further, in the event the Company engages in any further material transactions during the fiscal year ended September 30, 2007, it can be expected that it will require additional funds. At January 26, 2007, the Company had made no arrangements to obtain any funds to engage in any such material transactions and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives. There can be no assurance that any financings undertaken will not result in further material dilution to the Company's existing stockholders.

Results of Operations

Fiscal Year 2006 Compared With Fiscal Year 2005

         Total revenues were $34,381 and $58,827 during the years ended September 30, 2006 and 2005, respectively. From April 2004 through October 2006, the Company was engaged in efforts to develop, manufacture, market and sell a video capture golf swing analysis system. Except for the revenues recorded in the fiscal year 2005 in the amount of $58,827, and in the fiscal year 2006 of $34,381, the Company did not realize any material revenues from these activities.

         Cost of goods sold during the years ended September 30, 2006 and 2005, was $17,678 and $16,528, respectively.

         Other operations expenses were $20,734 during the year ended September 30, 2006 compared with $188,437 during the year ended September 30, 2005, for a decrease of $167,703. The decrease was primarily the result of reduced development costs in connection with the development of the Company's golf swing analysis system.

         General and administrative expenses were $340,875 during the year ended September 30, 2006 compared with $558,268 during the year ended September 30, 2005, for a decrease of $217,393 primarily as a result of a decrease primarily as a result of expenses incurred in issuing an aggregate of 1,262,000 shares of the Company's common stock issued to the Company's President, Theodore M. Swartwood, a former employee of the company, Geoffrey Clark, and a consultant to the Company, DataSync Engineering, as compensation for services.

         Depreciation and amortization was $3,001 during the year ended September 30, 2006 compared to $3,000 during the year ended September 30, 2005.

         Interest expense was $20,853 during the year ended September 30, 2006, compared with interest expense of $101,801 during the year ended September 30, 2005. The decrease of $80,948 was the result of an decrease in interest expense resulting from a decrease in borrowings.

Fiscal Year 2005 Compared With Fiscal Year 2004

         Total revenues were $58,827 and $-0- during the years ended September 30, 2005 and September 30, 2004, respectively. Since October 1, 2004, the Company has been engaged primarily in efforts to develop, manufacture, market and sell Systems and also to service golf outings and other corporate events.

         Cost of goods sold during the years ended September 30, 2005 and 2004, was $16,528 and $0, respectively.

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

         Interest income was $-0- in fiscal 2005, compared with $16,094 in fiscal 2004. The decrease was the result of the Company's decision to write off unpaid interest accrued on a mortgage receivable payable to the Company and the subsequent assignment of that note to an unrelated third party in consideration of $50,000.

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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding the Company's plans and objectives relating to its review of its business activities and possible plans to acquire additional business assets or enter into a business combination or other transactions with others or seek to raise additional capital and the adequacy of that capital to fund the Company's proposed business plans and objectives. Forward-looking statements made in this Report also include statements made regarding the future business direction of the Company.

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

         No Current Operations or Revenues. The Company has no current operations or source of revenue. The Company has no significant assets or financial resources. All material operations were discontinued in October, 2006. The Company's future is dependent upon its ability to raise additional capital and apply the proceeds to acquire successful business activities. There is a risk that the Company will be unable to continue as a going concern and consummate a business acquisition. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business acquisition. This may result in the Company incurring net operating losses that could increase continuously until it can consummate a business acquisition. There can be no assurance that the Company can identify a suitable business opportunity and consummate a business acquisition or that any transaction the Company consummates will be on favorable terms or result in profitable operations.

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

         There are Questions As to the Company's Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions. The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a loss in fiscal 2006 of $373,335. The Company had a working capital deficiency at September 30, 2006 of $729,191. The Company had a negative cash flow from operations in fiscal 2006 and 2005 of $112,907 and $517,357, respectively. As of September 30, 2006, the Company's current liabilities exceeded its current assets by $729,191. All the foregoing factors lead to questions concerning the Company's ability to meet its obligations as they come due. The Company has financed its activities using private debt and equity financings. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company's assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

         The independent accountants' report on the Company's financial statements as of and for the year ended September 30, 2006 includes an explanatory paragraph which states that the Company has no material revenues, has suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

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

         Dependence On Part-Time Management. Currently, the Company has no employees other than its officers and Directors. It is the Company's intention to limit its employees to its sole executive officer, Joseph Bellantoni. Mr. Bellantoni, who is the Company's President and Chief Financial Officer, is engaged in other activities and will devote no more than approximately eight (8) hours per month to the Company's activities. Therefore, the day-to-day operations of any company or business that is acquired by the Company will have to be performed by outside management or management of the acquired company. The Company cannot assure investors that it will be able to obtain experienced and able outside management to run any company or business that may acquire.

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

         The Company Will Need Additional Capital to Pursue its Business Plans and It May be Unable to Raise that Capital. The Company had cash of $578 and current liabilities of $746,634 including accounts payable of $342,179 as of September 30, 2006. The Company expects to require further additional financing in order to fund its ongoing administrative expenses. This financing may consist of the issuance of debt or additional equity securities. These funds might not be available or might not be available on terms acceptable to the Company and may result in material dilution to existing investors.

         The Company estimates that it may require up to an additional $700,000 during the fiscal year ending September 30, 2007 to fund its intended level of operations. During January 2007, the Company sold in a private sale of its securities $150,000 principal amount of its 6% unsecured promissory notes due July 31, 2007. In consideration for the purchase of the notes, the Company also agreed to issue to the investors an aggregate of 7,500,000 shares of Common Stock, or 500,000 shares for each $10,000 principal amount of notes purchased.

         Further, in the event the Company engages in any further material transactions during the fiscal year ending September 30, 2007, it can be expected that it will require additional funds. At January 26, 2007, the Company had made no arrangements to obtain these funds to engage in any such material transactions and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives.

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

         Continued Control by Existing Management and a limited number of Shareholders. The Company's management and a limited number of shareholders retain significant control over the Company and its business plans and investors may be unable to meaningfully influence the course of action of the Company. The existing management and a limited number of shareholders are able to control substantially all matters requiring shareholder approval, including nomination and election of directors and approval or rejection of significant corporate transactions. There is also a risk that the existing management of the Company and a limited number of shareholders will pursue an agenda, which is beneficial to themselves at the expense of other shareholders.

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


  Independent Auditors' Report                       S-1

  Consolidated Balance Sheet -
    September 30, 2006                               S-2-3

  Consolidated Statements of Operations
    years ended September 30, 2006 and 2005          S-4

  Consolidated Statements of Stockholders'
    Deficit - years ended
    September 30, 2006 and 2005                      S-5

  Consolidated Statements of Cash Flows -
    years ended September 30, 2006 and 2005          S-6-7

  Notes to Consolidated Financial Statements         S-8-19

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         During the two fiscal years ended September 30, 2006, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement or event on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 8A. Controls and Procedures.

         Under the supervision and with the participation of the Company's management, including Joseph R. Bellantoni, its President, chief executive and chief financial officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, Mr. Bellantoni has concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation.

         Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including Mr. Bellantoni, as appropriate to allow timely decisions regarding required disclosure.

Item 8B. Other Information.

         On December 29, 2006, Theodore M. Swartwood resigned as a Director of the Company and each of its subsidiaries.

         On January 12, 2007, Joseph R. Bellantoni was elected a Director and President and Chief Financial Officer of the Company. See Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act for a description of Mr. Bellantoni's employment background.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

         The directors and executive officers of the Company are as follows:

Name                           Age              Principal Occupation

Joseph R. Bellantoni           44               President and Director

Paul J. Donahue(+)             71               Director

_______________
(+)  Member of the Audit Committee.


Directors and Executive Officers.

         Mr. Bellantoni has been President and a Director of the Company since January 12, 2007. Mr. Bellantoni previously joined the Company as a Director and Treasurer in April, 1995. Mr. Bellantoni remained a Director until November 8, 2004 and Chief Financial Officer until September 22, 2005. He devotes approximately 5% of his time to the Company. Mr. Bellantoni also is employed by North Jersey Management Services, Inc., a private company providing accounting and financial record-keeping services.

         Mr. Donahue is retired. He was formerly employed by Ballyowen Golf Club as a Pro Shop Manager from March 1997 through December 2001. Prior to working at Ballyowen, Mr. Donahue was employed as a Bank Examiner with the State of Florida in 1994 and from 1990 through 1993, he was employed by Midlantic Bank as a Vice President. He was elected a Director in 1995.

         Mr. Theodore M. Swartwood was a Director of the Company from March 2003 until he resigned in December 2006.

         No Director is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Exchange Act

         Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 2006, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with during the fiscal year ended September 30, 2006. 2006.

         Code of Ethics

         The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial and accounting officer. A copy of the Company's Code of Ethics was filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003. The Company will provide to any person, without charge, upon request, a copy of such Code of Ethics. Requests should be addressed to Mr. Joseph R. Bellantoni, President at the Company's address appearing on the cover page of this Annual Report on Form 10-KSB.

Item 10. Executive Compensation

         The following table sets forth all cash compensation paid or accrued by the Company during the three fiscal years ended September 30, 2006 to its Chief Executive Officer and President. No executive officer received compensation in excess of $100,000 in any such fiscal year.

                           SUMMARY COMPENSATION TABLE


                                Annual Compensation                    Long-Term Compensation
                         -----------------------------------------------------------------------------

                                                              Securities    Long-Term
     Name and             Fiscal                              Underlying    Incentive       All Other
Principal Position         Year        Salary       Bonus      Options       Payouts      Compensation
------------------------------------------------------------------------------------------------------
Theodore M. Swartwood,     2004       $75,000       $-0-          $-0-          $-0-          $-0-
President(1)               2005       $50,480       $-0-          $-0-          $-0-        $96,200(2)
                           2006       $75,000       $-0-          $-0-          $-0-          $-0-

________________
(1) Mr. Swartwood was elected President of the Company in March, 2003. Mr. Swartwood resigned as an officer of the Company and all its subsidiaries on October 6, 2006 and as a Director on December 29, 2006.

(2) The Company issued 481,000 shares of common stock to Mr. Swartwood at $.20 per share as additional compensation.

         No options or stock appreciation rights were granted to Mr. Swartwood during the year ended September 30, 2006. He exercised no options during the fiscal year and held no options at September 30, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth, as of January 11, 2007, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock as well as the number of shares of Common Stock beneficially owned by all Directors of the Company and all Directors and officers of the Company as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of the Company's Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options owned by such holder at said date. As of January 11, 2007 the Company had 9,655,441 shares of Common Stock outstanding.

---------------------------------- ---------------------- ----------------------------
            Name of                    Number of Shares           Percentage of
        Beneficial Owner             Beneficially Owned     Outstanding Common Stock
---------------------------------- ---------------------- ----------------------------
     Joseph R. Bellantoni                  300,000                    3.1%
---------------------------------- ---------------------- ----------------------------
        Paul J Donahue                       -0-                      -0-
---------------------------------- ---------------------- ----------------------------
    All Officers & Directors
          as a Group                       300,000                    3.1%
---------------------------------- ---------------------- ----------------------------

---------------------------------- ---------------------- ----------------------------
    Public Loan Associates                1,377,376                  14.3%
---------------------------------- ---------------------- ----------------------------
          Ken Stokes                       964,555                     10%
---------------------------------- ---------------------- ----------------------------
         Eugene Grasso                     606,541                    6.3%
---------------------------------- ---------------------- ----------------------------
          US Pro Golf                      500,000                    5.2%
---------------------------------- ---------------------- ----------------------------
        Craig Sulaitis                     481,541                      5%
---------------------------------- ---------------------- ----------------------------
     DataSync Engineering                  481,000                      5%
---------------------------------- ---------------------- ----------------------------
     Theodore M. Swartwood                 481,000                      5%
---------------------------------- ---------------------- ----------------------------

Recent Private Sale of Securities. During January 2007, the Company sold in a private sale of its securities $150,000 principal amount of its 6% unsecured promissory notes due July 31, 2007. In consideration for the purchase of the notes, the Company also agreed to issue to the investors an aggregate of 7,500,000 shares of Common Stock, or 500,000 shares for each $10,000 principal amount of notes purchased. The above table does not reflect the issuance of the 7,500,000 shares the Company has agreed to issue.

Securities Authorized for Issuance Under Equity Compensation Plans. On November 8, 2004, the stockholders of the Company approved the adoption by the Company's Board of Directors of a 2004 Stock Incentive Plan under which 1,000,000 shares of the Company's Common Stock are reserved for the grant of options and issuance under the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan is described in the Company's proxy statement dated October 12, 2004. As of December 31, 2006, no options had been granted under the 2004 Stock Incentive Plan.

Equity Compensation Plan Information. The following table provides information as of December 31, 2006 with respect to the Company's compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information As Of December 31, (2006)

                                           (a)                          (b)                          (c)
Plan Category                   Number of securities to      Weighted-average exercise    Number of securities
                                be issued upon exercise      price of outstanding         remaining available for
                                of outstanding options,      options, warrants and        future issuance under equity
                                warrants and rights          rights                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
-----------------------------   ------------------------     -------------------------    ----------------------------
Equity compensation plans                    -0-                         N/A                     (1,000,000)(1)
approved by security holders

Equity compensation plans                (110,000)(1)                   $0.20                        -0-
not approved by security
holders

Total                                    (110,000)                      $0.20                    (1,000,000)

__________________
(1)  Shares reserved for issuance under the Company's 2004 Stock Incentive Plan.

(2) Shares issuable on exercise of options granted as compensation to a consultant and an attorney.


Item 12. Certain Relationships and Related Transactions

On November 22, 2004, the Company had issued 481,000 shares of stock to Theodore
M. Swartwood, its former President and chief executive officer. These shares were issued as compensation and in recognition of his efforts in assisting the Company in completing its recapitalization and the thresholds achieved by the Company in implementing its business plan.

During the third quarter of fiscal 2005 the Company sold for $50,000 a mortgage receivable on a condominium located in Vernon New Jersey securing the repayment of approximately $70,000 to Shal Properties, LLC, a company affiliated with T. Marshall Swartwood, the father of Theodore M. Swartwood, the Company's former President. The Company's carrying value on the mortgage receivable was $70,443. Accordingly, the Company recorded a loss of $20,443 on the transaction.

On June 24, 2005, the Company entered into a loan agreement in the amount of $2,500 with T. Marshall Swartwood,. The loan is due on demand and bears interest at 10%

On July 25, 2006, the Company entered into a loan agreement in the amount of $25,000 with Shal Properties, LLC, a company affiliated with T. Marshall Swartwood. The loan is due on demand and bears interest at 5%.

On October 5, 2006, the Company, SSI, and SwingStation LLC, entered into an asset purchase agreement pursuant to which SSI agreed to sell to SwingStation LLC all its assets, consisting of inventory, digital video recording systems, software, trademarks, service marks and all other related intellectual property. As consideration for the purchase of the assets SwingStation LLC agreed to assume approximately $92,337 of liabilities of SSI and $92,375 of liabilities of the Company, including approximately $53,750 owed to Theodore M. Swartwood, a former Director and former President of the Company and of SSI, approximately $47,185 owed to The Pointer Group LLC, a consulting business owned by Thomas M. Swartwood who is Theodore M. Swartwood's brother, and $27,500 owed to T. Marshall Swartwood who is Theodore M. Swartwood's father. In addition SwingStation LLC agreed to issue to the Company a five-year warrant to purchase 10% of SwingStation LLC with an exercise price of $50,000. The Company estimates a gain of approximately $167,000 on the above transaction.


                                     PART IV

Item 13. Exhibits

         3.1.1 Certificate of Incorporation of Registrant and Amendment No.1 thereto (1)

         3.1.2 Certificate of Amendment dated June 24, 1992 to Certificate of Incorporation reducing the authorized shares of Common Stock to 25,000,000, increasing the par value to $.01 per share and effecting a one-for-four reverse stock split (2)

         3.1.3 Certificate of Amendment filed November 8, 2004 increasing number of shares of Common Stock authorized (6)

         3.1.4 Certificate of Amendment filed November 8, 2004 effecting, among other things, a reduction in the par value of the shares of Common Stock and a one-for-twenty reverse stock split (6)

         3.2      By-laws of Registrant (1)

         4.1      Specimen Common Stock Certificate, $0.001 par value)

         10.1     Option Agreement between the Registrant and William S.
                  Clarke (7)

         10.2 Asset Purchase Agreement, dated October 5, 2006 among the Registrant, SwingStation, Inc. and SwingStation Systems, LLC
                  (8)

         14       Code of Ethics (5)

         22.      Subsidiaries of the registrant (as of September 30, 2006):

         Name                                            State of Incorporation
         ----                                            ----------------------
         Dominion Cellular, Inc.                         New Jersey
         Diamond Leasing and Management Corp.            Delaware
         Diamond World Funding Corp.                     New Jersey
         SwingStation, Inc.                              Delaware

         31.1 Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a)(7)

         32.1 Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)(7)

____________________________

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

(4) Filed as an exhibit to the Registrant's annual report on Form 10-KSB/A (Amendment No. 1) for the year ended September 30, 2000.

(5) Filed as an exhibit to the Registrant's annual report on Form 10-KSB for the year ended September 30, 2003

(6)  Filed as an exhibit to the Current Report on Form 8-K for November 8, 2004.

(7)  Filed herewith.

(8) Filed as an exhibit to the Registrant's Current Report on Form 8-K for October 2, 2006 and incorporated herein by reference.


Item 14.  Principal Accountant Fees and Services

The following sets forth fees incurred by the Company during the two fiscal years ended September 30, 2006 for services provided by Liebman, Goldberg & Drogin, L.L.P., the Company's independent public accountant at those year ends.

                                     Audit Related                  All Other
                    Audit Fees           Fees          Tax Fees       Fees
                    ----------      ---------------    -------      --------
    2006             $37,075             $-0-           $3,750        $-0-
    2005             $35,250             $-0-           $3,750        $-0-

         The Company's Board of Directors believes that the provision of the services during the two years ended September 30, 2006 is compatible with maintaining the independence of Liebman, Goldberg & Drogin, L.L.P. The Company's Board of Directors has not adopted any pre-approval policies and procedures for engaging an accountant to render audit or non-audit services that are subject to the pre-approval requirement.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Audit Committee
Digital Imaging Resources, Inc. and Subsidiaries
Formerly Dominion Resources, Inc. and Subsidiaries
Morristown, New Jersey

We have audited the accompanying consolidated balance sheet of Digital Imaging Resources, Inc. and Subsidiaries, formerly Dominion Resources, Inc. and Subsidiaries as of September 30, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two fiscal years ended September 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Company as of September 30, 2006, and the results of its operations and cash flows for the two fiscal years ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

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

Liebman Goldberg & Drogin, LLP
Garden City, New York

January 26, 2007


                             See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006

ASSETS

Current assets:
Cash and cash equivalents                                             $      578
Accounts receivable                                                        8,075
Inventory                                                                  8,790
     Total current assets                                                 17,443

Furniture, fixtures and equipment, net of accumulated depreciation
and amortization (Note 4)                                                 10,908

Other assets:
 Security Deposit                                                             75
        Total other assets                                                    75

        Total assets                                                  $   28,426


                             See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued liabilities (Note 5)                 $    342,179
 Debt, current maturities (Notes 7)                                     404,455
       Total current liabilities                                        746,634

Commitments and contingencies (Note 8)

Stockholders' deficit:
 Common stock, $0.001 par value;                                          9,655
 Authorized 25,000,000 shares; issued and outstanding 9,655,441 shares issued and outstanding
Additional Paid in Capital                                            9,188,478
 Accumulated deficit                                                 (8,515,428)
Less: 67,532 shares held in treasury at cost                         (1,400,913)
     Total stockholders' deficit                                       (718,208)

     Total liabilities and stockholders' deficit                   $     28,426


                             See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005


                                                                    As Restated
                                                        2006            2005
Revenues
System Sales                                       $     30,000    $     47,500
Fee revenue                                               4,381          11,327
       Total revenues                                    34,381          58,827

Cost of Goods Sold                                       17,678          16,528

Gross Profit                                             16,703          42,299

Expenses:
Other operations                                         20,734         188,437
General and administrative expenses                     340,875         558,268
  Depreciation and amortization                           3,001           3,000
       Total expenses                                   364,610         749,705

Loss from operations                                   (347,907)       (707,406)

Other income (expenses):
Interest expense                                        (20,853)        (47,706)
Interest expense Convertible Notes                            0         (54,095)
Loss on sale of mortgage receivable                           0         (20,433)

      Total other income (expenses)                     (20,853)       (122,234)

Loss before provision for income taxes                 (368,760)       (829,640)
      Provision for income taxes                          4,575           4,401

Net loss                                           $   (373,335)   $   (834,041)
Basic net loss per common share                    $      (0.04)   $      (0.12)
Diluted net loss per common share                  $      (0.04)   $      (0.12)

Weighted average number of shares - basic             9,554,071       7,148,881
Diluted weighted average number of shares             9,664,071       7,187,799


                             See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005

                      Common       Par            Capital in     Accum           Other           Treasury        Total
                      Stock        Value          Excess of      Deficit         Comprehensive   Stock
                                                  Par                            Loss
Balance                  481,378   $        481   $  7,376,382   $ (7,308,052)   $    (48,209)   $ (1,400,913)   $ (1,380,311)
September 30,
2004 as
previously
reported
Adjustments (see                                                                       48,209                          48,209
Note 2)
Restated as of           481,378            481      7,376,382     (7,308,052)              0      (1,400,913)     (1,332,102)
Oct. 1, 2005
Net Loss                                                             (834,041)                                       (834,041)
Sale of Common           475,000            475         94,525                                                         95,000
Stock
Issuance of            1,262,000          1,262        251,138                                                        252,400
Common Stock as
Compensation
Issuance of            4,599,247          4,599        921,166                                                        925,765
Common Stock -
convertible notes
Issuance of              981,276            981        216,240                                                        217,221
Common Stock -
forgiveness of
debt
Issuance of              481,540            482         55,402                                                         55,884
Common Stock -
convertible notes
Sale of Common           875,000            875        174,125                                                        175,000
Stock
Balance                9,155,441   $      9,155   $  9,088,978   $ (8,142,093)   $          0    $ (1,400,913)   $   (444,873)
September 30,
2005
Issuance of              500,000            500         99,500                                                        100,000
Common Stock -
marketing
services
Net Loss                                                         $   (373,335)                                   $   (373,335)
Balance                9,655,441   $      9,655   $  9,188,478   $ (8,515,428)   $          0    $ (1,400,913)   $   (718,208)
September 30,
2006

                             See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005


                                                                     As Restated
                                                          2006          2005
Cash flows from operating activities:

Net loss                                               $ (373,335)   $ (834,041)
Adjustments to reconcile net loss
 to net cash used in operating activities:
Depreciation and amortization                               3,001         3,000
Loss on sale of mortgage receivable                             0        20,443
Issuance of common stock for compensation                       0       252,400
Issuance of common stock for advertising                  100,000             0
Changes in assets and liabilities:

Accounts receivable                                         3,551       (11,626)
Inventory                                                  14,148       (22,938)
Accounts payable and accrued liabilities                  139,728        75,405
Net cash used in operating activities                    (112,907)     (517,357)

Cash flows from investing activities:
Proceeds from Sale of mortgage receivable                       0        50,000
Net cash provided by investing                                  0        50,000
  activities

Cash flows from financing activities:
Additional borrowings                                     112,082       163,103
Issuance of Common Stock                                        0       270,000
Net cash provided by financing activities                 112,082       433,103

Decrease in cash and cash equivalents                        (825)      (34,254)
Cash and cash equivalents, beginning of year,               1,403        35,657
Cash and cash equivalents, end of year,                       578         1,403


                             See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005

                                                                    As Restated
                                                           2006         2005

Conversion of Debt for
   Common Stock

Reduction of Debt                                      $        0    $  217,221
Issuance of common stock-par value                              0          (981)
Issuance of common stock - add. Paid in cap                            (216,240)
Subtotal                                                        0             0

Conversion of Debt for
  Common Stock

Reduction of debt                                               0       981,649
Issuance of common stock - par value                            0        (5,081)
Issuance of common stock - add. Paid in cap                     0      (976,568)
Subtotal                                                        0             0

Issuance of Common Stock for
   Administrative & Consulting fees
Administrative & consulting expense                             0       252,400
Issuance of common stock-par value                              0        (1,262)
Issuance of common stock-add. Paid in cap                       0      (251,138)
Subtotal                                                        0             0

Issuance of Common Stock for
   Marketing Expense
Marketing expense                                         100,000             0
Issuance of common stock-par value                           (500)            0
Issuance of common stock-add. Paid in cap                 (99,500)            0
Subtotal                                                                      0

Total Non-Cash Operating, Investing                    $        0    $        0
   and Financing Activities


                             See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
FORMERLY DOMINION RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005


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

On October 5, 2006, the Company, SwingStation, Inc., a wholly-owned subsidiary of the Company ("SSI"), and SwingStation Systems, LLC, a limited liability company ("SwingStation LLC") entered into an asset purchase agreement pursuant to which SSI agreed to sell to SwingStation LLC all its assets, consisting of inventory, digital video recording systems, software, trademarks, service marks and all other related intellectual property. As a result, the Company has no current operations or source of revenues.


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

Revenue Recognition

The Company recognizes sales upon the shipment of its swing station system. Provisions for warranty costs are estimated and recorded at the time of the sale. As of September 30, 2006 and 2005 the Company has provided for estimated warranty expenditures of $1,500 and $1,500, respectively. In addition, net sales include revenues earned from marketing and promotional events to develop future sales of the swing station system.

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

Going Concern

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained substantial losses in fiscal 2006 and 2005 of $373,335 and $834,041, respectively. The Company had a working capital deficiency at September 30, 2006 of approximately $729,191. The Company had a negative cash flow from operations in 2006 and 2005 and during the year ended September 30, 2006 it used net cash of $112,907 for operating activities. As of September 30, 2006, the Company's liabilities exceeded its assets by $729,191.

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

The Company adopted Financial Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing the Company's net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic income/(loss) per common share for the years ended September 30, 2006 and 2005 was 9,554,071 and 7,148,881
respectively. The weighted average number of common shares used to calculate diluted income/(loss) per common share for the years ended September 30, 2006 and 2005 was 9,664,071 and 7,187,799 respectively.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of September 30, 2006 the Company has not recorded an allowance for doubtful accounts since sales has just commenced and management deems the accounts receivable collectible in full at this time.

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

Investments

Investment securities, which consist principally of common stock, are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Standard requires that debt and equity securities be classified as either trading, available-for-sale or held-to-maturity. As of September 30, 2006, the Company had no securities available for sale.

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

Comprehensive Income (Loss)

SFAS No. 130 "Reporting Comprehensive Income," requires unrealized gains and losses on the Company's available for sale securities to be included in Other Comprehensive Income (Loss). The Company has recorded unrealized losses on securities as Other Comprehensive Loss in the amount of $0 for the years ended September 30, 2006 and 2005. The Company reports accumulated other Comprehensive Loss in the Consolidated Statements of Stockholders' Deficit.

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

Advertising

Advertising costs are charged to expense as incurred advertising expense. For the years ended September 30, 2006 and 2005 the advertising expense was $100,000 and $9,448, respectively.


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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of SFAS No. 154 will not have a material effect on its consolidated financial statements.


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

During the third quarter of fiscal 2005 the Company sold the above mortgage receivable to Shal Properties, LLC, a company affiliated with T. Marshall Swartwood, the father of Theodore M. Swartwood, the Company's former President, for $50,000. The carrying value on the mortgage receivable was $70,443. Accordingly, the Company recorded a loss of $20,443 on the transaction

On June 24, 2005, the Company entered into a loan agreement in the amount of $2,500 with T. Marshall Swartwood, the father of Theodore M. Swartwood. The loan is due on demand and bears interest at 10%

On July 25, 2006, the Company entered into a loan agreement in the amount of $25,000 with Shal Properties, LLC, a company affiliated with T. Marshall Swartwood. The loan is due on demand and bears interest at 5%.


4. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consisted of the following at September 30, 2006:

Furniture, fixtures and equipment                         $   97,214
     Subtotal                                                 97,214
Less:  Accumulated depreciation and amortization              86,306
Net furniture, fixtures and equipment                     $   10,908

Depreciation expense for the years ended September 30, 2006 and 2005 is $3,001 and $3,000, respectively.


5.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2006 consist of the following:

   Accounts Payable - trade                               $  265,386
   Accrued Product Warranty Liability                          1,500
   Accrued interest and other                                 74,742
   Lease Deposit Payable                                         551
                                                          $  342,179


6.  Income Taxes

The tax expense (benefit) for the years ended September 30, 2006 and 2005 consists of the following components:

                                                     2006              2005

Current                                         $     -0-         $      -0-
    Federal                                           -0-                -0-
    State                                            4,575              4,401
Deferred
    Federal                                           -0-                -0-
    State                                             -0-                -0-

                                                $    4,575         $    4,401

The income tax benefit for the year does not bear the expected relationship between pretax loss and the federal corporate income tax rate of 34% because of the direct effect of state and local income taxes.

The reconciliation between the actual and expected federal tax is as follows:

Federal corporate tax rate of 34% and applicable
 AMT applied to pretax loss                        $     -0-       $      -0-

State and local taxes, net of federal benefit         (4,575)          (4,401)

Effect of non-deductible entertainment                   -0-              -0-

Effect of tax vs. book depreciation                      -0-              -0-

Effect of capital loss carry forward                     -0-              -0-

Effect of NOL limitation                                 -0-              -0-

Total tax expense (benefit)                        $  (4,575)      $   (4,401)

Deferred income taxes as reported on the balance sheet consists of:

                                                            September 30,
                                                         2006           2005
Deferred tax assets                                $   286,203       $193,157
Deferred tax liabilities                                  -0-            -0-
Valuation allowance                                   (286,203)      (193,157)
                                                   $      -0-        $   -0-

As of September 30, 2006 the Company had net operating losses (NOL) of approximately $3,502,000. This amount is available to be carried back two years to offset past taxable income. Any remaining NOL after the carry back is available to offset future taxable income. The carry forwards begin to expire for the year ended September 30, 2006. The company has provided a full 100% valuation allowance on the deferred tax assets at September 30, 2006 and 2005 to reduce such deferred income tax assets to zero as it is the management's belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles. Management will review the valuation allowance required periodically and make adjustments as warranted.

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

On January 7, 2005, Berkowitz Wolfman agreed to reduce the principal amount of the $417,221 of indebtedness owing to it as of September 30, 2004 by $217,221 to $200,000 in exchange for 981,276 shares of the Company's Common Stock effective as of December 31, 2004. The indebtedness, as amended, is due on December 31, 2006 and bears interest at 5% per annum. In the event the Company completes a minimum $3.0 million equity financing, the indebtedness is immediately payable. As of September 30, 2006 the loan had not been extended and is due on demand.

Commencing in April 2003 through September 30, 2003, the Company sold convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $360,000. Thereafter, during the period October 1, 2003 through September 30, 2004, the Company sold an additional $357,500 principal amount of Convertible Notes. The Convertible Notes beared interest at a rate of

25% provided, however, the Company obtained authorization to increase its authorized number of shares to a number of shares sufficient to enable the lawful conversion of the shares and to increase the par value of the shares and to increase the par value of the shares at a shareholder meeting held on

November 8, 2004 and the interest accrued on the Convertible Notes was waived and cancelled. The notes were due on April 30, 2005. At September 30, 2004, the notes were convertible into an aggregate of 4,858,287 shares of common stock after adjusting for a 1 for 20 reverse stock split.

In August 2003, the Company entered into a loan with a third party in the amount of $50,000. The loan bears interest at 10% and was originally due on August 28, 2005. The principal and accrued interest on the note was subsequently extended to August 28, 2006. As of September 30, 2006 the loan had not been extended and is due on demand.

In February 2006, the Company entered into a loan with a third party in the amount of $50,000. The loan bears interest at 5% and was originally due on August 7, 2006. As of September 30, 2006 the loan had not been extended and is due on demand.

On June 24, 2005, the Company entered into a loan agreement in the the amount of $2,500 with T. Marshall Swartwood, the father of Theodore M. Swartwood, the Company's former President. The loan is due on demand and bears interest at 10%

On July 25, 2006, the Company entered into a loan agreement in the amount of $25,000 with Shal Properties, LLC, a company affiliated with T. Marshall Swartwood. The loan is due on demand and bears interest at 5%.

Debt as of September 30, 2006, inclusive of accrued interest to that date, is summarized as follows:

Loan Agreement, 5% interest due December 31, 2006            $ 258,027
Loan Agreement, 10% interest due August 28, 2006                66,749
Loan Agreement, 5% interest due August 7, 2006                  51,630
Loan Agreement, 10% interest due on demand                       2,820
Loan Agreement, 5% interest due on demand                       25,229
  Total debt                                                   404,455
Less total current portion                                    (404,455)
Total non-current portion                                    $       0

Other Information

Aggregate principal reductions of debt as of September 30, 2004 are summarized as follows (000's omitted):
                            Secured
Fiscal Year                 Debt
2007                        $404,455
2008                        $      0


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

Subsequent to September 30, 2004 through December 31, 2004, the Company sold an additional $44,500 principal amount of convertible promissory notes. Such notes were convertible into shares of Common Stock at a conversion price of $0.20 per share (after reflecting the one-for-twenty reverse stock split).

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

On December 13, 2005 the Company issued 500,000 shares of its common stock to Greens Worldwide Inc. ("GRWW) as consideration for marketing services and commitments GRWW provided pursuant to a marketing agreement, dated September 30, 2005, by and among the Company, GRWW, and U.S. Pro Golf Tour, Inc., a wholly-owned subsidiary of GRWW, (the "Marketing Agreement"). The Company valued the marketing services and commitments GRWW provided at $100,000.

Non-qualified Stock Option Plan and Option to Purchase Common
Stock

The Company adopted a new non-qualified stock option plan and reserved 1,000,000 shares for issuance at a shareholder meeting held on November 8, 2004 (see Note
12). Options are non-transferable; expire if not exercised after five years; may not be exercised until after the completion of one year of service with the Company by the employee; are exercisable at the rate of one-fifth of the shares optioned per year and are issuable to employees in such amounts and at such prices as determined by the Board of Directors, provided that no single employee may be granted options to purchase more than 7,500 shares and persons owning more than 10% of the Company's outstanding shares are excluded from participation in the plan. Options are protected against dilution resulting from stock recapitalization. As of September 30, 2006, no options had been issued under the plan. No further options will be granted under this plan.


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


11. Merger Agreement

On September 29, 2006, the Company terminated the Agreement and Plan of Merger (the "Merger Agreement") by and among Vianet Direct, Inc. ("Vianet"), the Company, and Vianet Acquisition Corp. ("Merger Sub") dated June 5, 2006.

The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub was to be merged with and into Vianet and Vianet was to become a wholly-owned subsidiary of DGIR.

Under the terms of the Merger Agreement, each share of common stock of Vianet outstanding at the time of the merger was to be converted into 0.05 shares of the Company's newly designated Series A Convertible Preferred Stock. Each outstanding warrant and option to purchase shares of Vianet common stock that was outstanding on the closing date of the merger was to be assumed by DGIR and was to become a warrant or option to purchase 0.05 shares of the Company's Series A Convertible Preferred Stock at an exercise price equal to the exercise price of the warrant or option at the effective time of the merger divided by 0.05.

Under the Merger Agreement, the Company and Vianet made customary representations, warranties and covenants. The merger was subject to closing conditions, and the performance of covenants by each party. Closing of the merger was to have taken place on July 14, 2006 or such later date to be agreed upon by the parties, following satisfaction or waiver of the conditions to the closing. After extensive discussions the Company and Vianet were unable to agree to a later closing date or to satisfaction or waiver of the closing conditions. As a result, the Company elected to terminate the Merger Agreement.


12. Subsequent Events:

The Company, SSI, and SwingStation LLC entered into an asset purchase agreement dated October 5, 2006 pursuant to which SSI agreed to sell to SwingStation LLC all its assets, consisting of inventory, digital video recording systems, software, trademarks, service marks and all other related intellectual property. As consideration for the purchase of the Assets SwingStation LLC agreed to assume approximately $92,337 of liabilities of SSI and $92,375 of liabilities of the Company, including approximately $53,750 owed to Theodore M. Swartwood, a former Director and former President of the Company and of SSI, approximately $47,185 owed to The Pointer Group LLC, a consulting business owned by Thomas M. Swartwood who is Theodore M. Swartwood's brother, and $27,500 owed to T. Marshall Swartwood who is Theodore M. Swartwood's father. In addition SwingStation LLC agreed to issue to the Company a warrant to purchase 10% of SwingStation LLC.

Theodore M. Swartwood is a founder and chief executive officer of SwingStation LLC, and Thomas M. Swartwood, his brother, is a founder and President of SwingStation LLC.

On October 6, 2006, Theodore M. Swartwood resigned as an officer of the Company and all its subsidiaries. On December 29, 2006, Mr. Swartwood resigned as a Director of the Company.

During January 2007, the Company sold in a private sale of its securities $150,000 principal amount of its 6% unsecured promissory notes due July 31, 2007. In consideration for the purchase of the notes, the Company also agreed to issue to the investors an aggregate of 7,500,000 shares of Common Stock, or 500,000 shares for each $10,000 principal amount of notes purchased.

                                   Signatures


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DIGITAL IMAGING RESOURCES INC.


Dated: January 29, 2007                 By: /s/ JOSEPH R. BELLANTONI
                                            -----------------------------------
                                            Joseph R. Bellantoni, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                     Title                           Date

/s/ JOSEPH R. BELLANTONI      President and Director          January 29, 2007
---------------------------
Joseph R. Bellantoni



/s/ PAUL J. DONAHUE           Director                        January 29, 2007
---------------------------
Paul J. Donahue