Form 10QSB
period 2006-12-31
DIGITAL IMAGING RESOURCES INC.
filed 2007-02-16
CIK 314712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2006

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

                                 (973) 538-2247

              (Issuer's telephone number, including area code)

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

               Class - Common Stock, $0.001 par value
               9,655,441 shares Outstanding at February 14, 2007

Transitional Small Business Disclosure Format (Check one):      Yes [ ]  No [X]

                 DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES

                                   FORM 10-QSB
                         QUARTER ENDED December 31, 2006



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


          Condensed consolidated balance sheets ..........................   3-4

          Condensed consolidated statements of operations ................     5

          Condensed consolidated statements of cash flows ................   6-7

          Notes to condensed consolidated financial statements ...........   8-9

Item 2.   Management's Discussion and Analysis or Plan of Operation ......    10

Item 3.   Controls and Procedures ........................................    15


                                     PART II
                                OTHER INFORMATION


Item 6.   Exhibits........................................................    17

ITEM 1.   FINANCIAL STATEMENTS

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS


                                                     DECEMBER 31,  SEPTEMBER 30,
                                                        2006           2006

                                                     (Unaudited)     (See note
                                                                       below)

Current assets:
Cash and cash equivalents                           $        542   $        578
Accounts Receivable                                            0          8,075
Inventory                                                      0          8,790

Total current assets                                         542         17,443


Property, equipment, furniture and fixtures, net
of accumulated depreciation and amortization               9,707         10,908


Other assets:

Security deposit                                              75             75
Total other assets                                            75             75

Total assets                                        $     10,324   $     28,426



Note: The balance sheet at September 30, 2006, has been taken from the audited financial statements at that date and condensed. See Notes 1 and 3 to Notes to Condensed Consolidated Financial Statements for information regarding the sale by a subsidiary of the Company of its assets and the assumption by the purchaser of certain liabilities of the Company and the subsidiary.



See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                    DECEMBER 31,   SEPTEMBER 30,
                                                        2006           2006

                                                    (Unaudited)      (See note
                                                                       below)

Current Liabilities:
Accounts payable and accrued liabilities           $    177,398    $    342,179
Debt, current portion                                   384,549         404,455

Total current liabilities                               561,947         746,634



Commitments and Contingencies:

Stockholders' deficit:
Common stock, $0.001 par value; authorized
   25,000,000 Shares; issued and outstanding
    9,655,441 shares at December 31, 2006
    and at September 30, 2006                             9,655           9,655
Additional paid-in-capital                            9,188,478       9,188,478
Accumulated deficit                                  (8,348,843)     (8,515,428)
Less: 67,532 shares held in treasury
at December 31, 2006 and September 30, 2006          (1,400,913)     (1,400,913)

Total stockholders' deficit                            (551,623)       (718,208)

Total liabilities and
stockholders' deficit                              $     10,324    $     28,426



Note: The balance sheet at September 30, 2006, has been taken from the audited financial statements at that date and condensed. See Notes 1 and 3 to Notes to Condensed Consolidated Financial Statements for information regarding the sale by a subsidiary of the Company of its assets and the assumption by the purchaser of certain liabilities of the Company and the subsidiary.



See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)


                                                        2006           2005

Revenues:
System sales                                       $          0    $          0
Fee revenue                                                   0           1,560
Total revenues                                                0           1,560

Cost of goods sold                                            0               0

Gross profit                                                  0           1,560

Expenses:
Other operations                                              0           7,972
General and administrative expenses                       2,449         142,151
Depreciation and amortization                               525             683
Total expenses                                            2,974         150,806

Loss from operations                                     (2,974)       (149,246)

Other income (expenses):

Interest expense                                         (5,324)         (6,919)
Gain on Sale of SwingStation Assets                     174,882               0

Total other income                                      169,558          (6,919)

Income (Loss) before provision for income taxes         166,584        (156,165)
Provision for Income Taxes                                    0               0

Net income (loss)                                  $    166,584    $   (156,165)


Basic net income (loss) per common share           $       0.02    $      (0.02)
Diluted net income (loss) per common share         $       0.02    $      (0.02)


Weighted average number of shares - basic             9,655,441       9,465,921
Diluted weighted average number of shares             9,765,441       9,575,921



See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)


                                                        2006            2005

Cash flows from operating activities:
Net income (loss)                                  $    166,584    $   (156,165)
Adjustments to reconcile net
loss to net cash (used
in) operating activities:

Depreciation and amortization                               525             683
Issuance of common stock for advertising                      0         100,000
Gain on Sale of SwingStation Assets                    (174,882)              0

Changes in assets and liabilities:
Decrease in Accounts Receivable                               0          33,000
Increase in Inventory                                         0          (1,694)
Increase (decrease) in accounts payable
  and accrued liabilities                                 7,737          (1,614)
Net cash (used in) operating activities                     (36)        (25,790)

Cash flows from financing activities:
Additional borrowings                                         0          32,523
Net cash provided by financing activities                     0          32,523

Increase (decrease) in cash and cash equivalents            (36)          6,733
Cash and cash equivalents balance, beginning
of period                                                   578           1,403

Cash and cash equivalents balance, end of period   $        542    $      8,136



See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES

SUPPLEMENTARY SCHEDULE OF NON-CASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)

                                                              2006            2005
Sale of SwingStation Assets (Note 4)

Debt                                                     $     25,229    $          0
Accounts payable & accrued liabilities                        167,195               0
Receivables                                                    (8,075)              0
Inventory                                                      (8,790)              0
Equipment                                                        (677)              0
Gain on Sale                                                 (174,882)              0
Subtotal                                                            0               0

Issuance of Common Stock for
Marketing Expense
 Marketing expense                                                  0         100,000
 Issuance of common stock - par value                               0            (500)
 Issuance of common stock - Additional Paid-in Capital              0         (99,000)
Subtotal                                                            0               0

Total Non-Cash Operating, Investing
and Financing Activities                                 $          0    $          0

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)


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


The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2006 and September 30, 2006, the results of operations for the three months ended December 31, 2006 and 2005, and cash flows for the three months ended December 31, 2006 and 2005. Operating results for the three months ended December 31, 2006, are not necessarily indicative of the results which may be expected for the year ending September 30, 2007. These statements should be read in conjunction with Form 10-KSB for fiscal 2006 which is on file with the Securities and Exchange Commission.

Note 2 - GOING CONCERN:

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2006 of $373,335. For the first three months of fiscal 2007, the Company incurred a loss from operations of $2,974 and net income in the amount of $166,584. The net income was the result of a non-recurring gain in the amount of $174,882 resulting from the sale of the Company's SwingStation assets. The Company had a working capital deficiency at December 31, 2006 and September 30, 2006 of $561,405 and $729,191 respectively. The Company had negative cash flow from operations for the first three months of fiscal 2007 and during the year ended September 30, 2006 in the amount of $36 and $112,907, respectively. As of December 31, 2006 and September 30, 2006, the Company's liabilities exceeded its assets by $551,623 and $718,208, respectively.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)

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


NOTE 3 - RELATED PARTY TRANSACTIONS:

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


NOTE 4 - SUBSEQUENT EVENTS:

During January 2007, the Company sold in a private sale of its securities $150,000 principal amount of its 6% unsecured promissory notes due July 31, 2007. The promissory notes are convertible into an aggregate of 7,500,000 shares of Common Stock, or 500,000 shares for each $10,000 principal amount of notes purchased.

ITEM. 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 2007, the Company had net income of $166,584. Included in net loss is depreciation of $525, a non-cash expense. In addition, net income includes a non-cash gain on the sale of the SwingStation assets in the amount of $174,882.

During the first three months of fiscal 2007, changes in assets and liabilities included an increase in cash and cash equivalents resulting from an increase in accounts payable and accrued liabilities of $7,737, including accrued interest of $5,324. After reflecting the net changes in assets and liabilities, net cash used by operations was $36.

Accordingly, during the first three months of fiscal 2006, the Company's cash and cash equivalents decreased by $36.

The Company estimates that it may require up to an additional $700,000 during the fiscal year ended September 30, 2007 to fund its current level of operations. During January 2007, the Company sold in a private sale of its securities $150,000 principal amount of its 6% unsecured promissory notes due July 31, 2007. The promissory notes are convertible into an aggregate of 7,500,000 shares of Common Stock, or 500,000 shares for each $10,000 principal amount of notes purchased.

Further, in the event the Company engages in any further material transactions during the fiscal year ended September 30, 2007, it can be expected that it will require additional funds. At February 12, 2007, the Company had made no arrangements to obtain any funds to engage in any such material transactions and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives. There can be no assurance that any financings undertaken will not result in further material dilution to the Company's existing stockholders.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED DECEMBER 31, 2006 COMPARED WITH FISCAL QUARTER ENDED DECEMBER 31, 2005

Total revenues were $0 and $1,560 during the first three months of fiscal 2007 and 2006, respectively. On October 5, 2006, the Company, SwingStation, Inc., a wholly-owned subsidiary of the Company ("SSI"), and SwingStation Systems, LLC, a limited liability company ("SwingStation LLC") entered into an asset purchase agreement pursuant to which SSI agreed to sell to SwingStation LLC all its assets, consisting of inventory, digital video recording systems, software, trademarks, service marks and all other related intellectual property. As a result, the Company has no current operations or source of revenues.

Other operations expenses were $0 during the first three months of fiscal
2007 compared with $ 7,972 during the first three months of fiscal 2006, for a decrease of $7,972. The decrease was the result of the sale of the SwingStation System; therefore, the Company has no current operations.

General and administrative expenses were $2,449 during the first three months of fiscal 2007 compared with $142,151 during the first three months of fiscal 2006, for a decrease of $139,702 primarily as a result of the sale of the SwingStation System, therefore, the Company has no current operations.

Depreciation and amortization was $525 during the first three months of fiscal 2006 compared to $683 during the first three months of fiscal 2005. The decrease is primarily the result of assets reaching their fully depreciated value and no new furniture and equipment was purchased in fiscal 2007.

Interest expense was $5,324 during the first three months of fiscal 2006, compared with $ 6,919 during the first three months of fiscal 2004. The decrease of $1,595 was primarily the result of decreased debt in the first three months of fiscal 2007.

The Company, SSI, and SwingStation LLC entered into an asset purchase agreement dated October 5, 2006 pursuant to which SSI agreed to sell to SwingStation LLC all its assets, consisting of inventory, digital video recording systems, software, trademarks, service marks and all other related intellectual property. As consideration for the purchase of the assets SwingStation LLC agreed to assume approximately $92,337 of liabilities of SSI and $92,375 of liabilities of the Company, including approximately $53,750 owed to Theodore M. Swartwood, a former Director and former President of the Company and of SSI, approximately $47,185 owed to The Pointer Group LLC, a consulting business owned by Thomas M. Swartwood who is Theodore M. Swartwood's brother, and $27,500 owed to T. Marshall Swartwood who is Theodore M. Swartwood's father. In addition SwingStation LLC agreed to issue to the Company a warrant to purchase 10% of SwingStation LLC. The Company recognized a gain of $174,882 on the above transaction.


OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the fiscal quarter ended December 31, 2006 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding the Company's plans and objectives relating to its review of its business activities and possible plans to acquire additional business assets or enter into a business combination or other transactions with others or seek to raise additional capital and the adequacy of that capital to fund the Company's proposed business plans and objectives. Forward-looking statements made in this Report also include statements made regarding the future business direction of the Company. The Company's ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured. Under such circumstance, an investor's entire investment will be in jeopardy and may be lost. The Company's business plan has evolved over time and the Company expects that its plans will evolve further in the future. These changes create additional risks and uncertainties to the investor. The Company's inability to meet its plans and objectives or the consequences to it from adverse developments in general economic or capital market conditions and its inability to raise additional capital could have a material adverse effect on it. The Company cautions investors that various risk factors accompanying those forward-looking statements are described, among other places, under the caption "Risk Factors" herein. They are also described in the Company's Annual Reports on Form 10-KSB, it's Quarterly Reports on Form 10-QSB, and its Current Reports on Form 8-K. These risk factors could cause the Company's operating results, financial condition and ability to fulfill its plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect its financial condition and its ability to pursue its business strategy and plans.


RISK FACTORS

An investment in the Company's securities involves a high degree of risk, including, but not necessarily limited to, the risk factors described below. Each prospective investor should carefully consider the following risk factors inherent in and affecting the Company and its business before making an investment decision to purchase the Company's securities.

         No Current Operations or Revenues. The Company has no current operations or source of revenue. The Company has no significant assets or financial resources. All material operations were sold in October, 2006. The Company's future is dependent upon its ability to raise additional capital and apply the proceeds to acquire successful business activities. There is a risk that the Company will be unable to continue as a going concern and consummate a business acquisition. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business acquisition. This may result in the Company incurring net operating losses that could increase continuously until it can consummate a business acquisition. There can be no assurance that the Company can identify a suitable business opportunity and consummate a business acquisition or that any transaction the Company consummates will be on favorable terms or result in profitable operations.

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

         There are Questions As to the Company's Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions. The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a loss in fiscal 2006 of $373,335 and net income for the first three months of fiscal 2007 in the amount of $166,584, which included a non-recurring gain on the Sale of the Company's SwingStation assets in the amount of $174,882. The Company had a working capital deficiency at December 31, 2006 of $561,405. The Company had a negative cash flow from operations during the first three months of fiscal 2007 and in fiscal 2006 of $36 and $112,907, respectively. As of December 31, 2006, the Company's current liabilities exceeded its current assets by $561,405. All the foregoing factors lead to questions concerning the Company's ability to meet its obligations as they come due. The Company has financed its activities using private debt and equity financings. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company's assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

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

         Management May Not Devote a Sufficient Amount of Time to Seeking a Target Business. While seeking a business acquisition, management anticipates devoting no more than approximately eight (8) hours per month to the Company's activities. As a result, the Company may expend a considerable period of time identifying and negotiating with an acquisition candidate. This extended period of time may result in continuing losses to the Company.

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

         The Company's Activities Are Conducted With a Limited Staff. The Company's activities are being conducted primarily through the Company's President and independent consultants. There can be no assurance that this staff will be adequate to pursue the necessary to pursue the Company's business plans. In the event that the Company's President should become unavailable to the Company, the Company's operations would be materially adversely affected.

         The Company Will Need Additional Capital to Pursue its Business Plans and It May be Unable to Raise that Capital. The Company had cash of $542 and current liabilities of $561,947 including accounts payable of $177,398 as of December 31, 2006. The Company expects to require further additional financing in order to fund its ongoing administrative expenses. This financing may consist of the issuance of debt or additional equity securities. These funds might not be available or might not be available on terms acceptable to the Company and may result in material dilution to existing investors.

The Company estimates that it may require up to an additional $700,000 during the fiscal year ending September 30, 2007 to fund its intended level of operations. During January 2007, the Company sold in a private sale of its securities $150,000 principal amount of its 6% unsecured promissory notes due July 31, 2007. The promissory notes are convertible into an aggregate of 7,500,000 shares of Common Stock, or 500,000 shares for each $10,000 principal amount of notes purchased.

Further, in the event the Company engages in any further material transactions during the fiscal year ending September 30, 2007, it can be expected that it will require additional funds. At February 12, 2007, the Company had made no arrangements to obtain these funds to engage in any such material transactions and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives.

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

         There Is No Assurance Of An Active Public Market For The Company's Common Stock And The Price Of the Company's Common Stock May Be Volatile. Given the relatively minimal public float and trading activity in the Company's securities, there is little likelihood of any active and liquid public trading market developing for its shares. If such a market does develop, the price of the shares may be volatile. Since the shares do not qualify to trade on any national securities exchange, if they do actually trade, the only available market will continue to be through the OTC Bulletin Board or in the "pink sheets". It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk that investors may never be able to sell their shares.

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


ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including Joseph R. Bellantoni, its President, chief executive officer and chief financial officer, the Company has evaluated its disclosure controls and procedures as of December 31, 2006 (the "Evaluation Date"), and, based on the evaluation, Mr. Bellantoni has concluded that these controls and procedures are effective as of the Evaluation Date. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

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


                                          DIGITAL IMAGING RESOURCES INC.



Dated:   February 14, 2007                By: /s/ JOSEPH R. BELLANTONI
                                              ----------------------------------
                                              Joseph R. Bellantoni
                                              President, Chief Executive Officer
                                              and Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)