Form 10QSB
period 2007-03-31
DIGITAL IMAGING RESOURCES INC.
filed 2007-05-21
CIK 314712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007

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

                 Class - Common Stock, $0.001 par value
               9,655,441 shares Outstanding at May 14, 2007

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]

                 DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES

                                   FORM 10-QSB
                         QUARTER ENDED March 31, 2007



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


          Condensed consolidated balance sheets ..........................   3-4

          Condensed consolidated statements of operations ................   5-6

          Condensed consolidated statements of cash flows ................   7-8

          Notes to condensed consolidated financial statements ...........  9-10

Item 2.   Management's Discussion and Analysis or Plan of Operation ......    11

Item 3.   Controls and Procedures ........................................    16


                                     PART II
                                OTHER INFORMATION


Item 6.   Exhibits........................................................    18


ITEM 1.   FINANCIAL STATEMENTS

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS


                                                        MARCH 31,       SEPTEMBER 30,
                                                          2007              2006
                                                      --------------    --------------
                                                       (Unaudited)     (See note below)
Current assets:
Cash and cash equivalents                             $       72,730    $          578
Accounts Receivable                                                0             8,075
Inventory                                                          0             8,790

Total current assets                                          72,730            17,443

Property, equipment, furniture and fixtures, net
of accumulated depreciation and amortization                   9,182            10,908

Other assets:

Security deposit                                                   0                75
Total other assets                                                 0                75

Total assets                                          $       81,912    $       28,426


Note: The balance sheet at September 30, 2006, has been taken from the audited financial statements at that date and condensed. See Notes 1 and 3 to Notes to Condensed Consolidated Financial Statements for information regarding the sale by a subsidiary of the Company of its assets and the assumption by the purchaser of certain liabilities of the Company and the subsidiary. The transaction has been reflected in the Company's financial statements at September 30, 2006 and for the fiscal years then ended.

See accompanying notes.


DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                         MARCH 31,      SEPTEMBER 30,
                                                           2007              2006
                                                      --------------    --------------
                                                       (Unaudited)     (See note below)
Current Liabilities:
Accounts payable and accrued liabilities              $      144,248    $      342,179
Debt, current portion                                        537,242           404,455

Total current liabilities                                    681,490           746,634


Commitments and Contingencies:

Stockholders' deficit:
Common stock, $0.001 par value; authorized
   25,000,000 Shares; issued and outstanding
    9,655,441 shares at March 31, 2007
    and at September 30, 2006                                  9,655             9,655
Additional paid-in-capital                                 9,188,478         9,188,478
Accumulated deficit                                       (8,396,798)       (8,515,428)
Less: 67,532 shares held in treasury
at March 31, 2007 and September 30, 2006                  (1,400,913)       (1,400,913)

Total stockholders' deficit                                 (599,578)         (718,208)

Total liabilities and stockholders' deficit           $       81,912    $       28,426


Note: The balance sheet at September 30, 2006, has been taken from the audited financial statements at that date and condensed. See Notes 1 and 3 to Notes to Condensed Consolidated Financial Statements for information regarding the sale by a subsidiary of the Company of its assets and the assumption by the purchaser of certain liabilities of the Company and the subsidiary. The transaction has been reflected in the Company's financial statements at September 30, 2006 and for the fiscal years then ended.

See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)


                                                      2007            2006
                                                  ------------    ------------
Revenues:
System sales                                      $          0    $     30,000
Fee revenue                                                  0           3,149
Total revenues                                               0          33,149

Cost of goods sold                                           0          15,842

Gross profit                                                 0          17,307

Expenses:
Other operations                                             0           8,155
General and administrative expenses                     41,668         210,912
Depreciation and amortization                            1,049           1,207
Total expenses                                          42,717         220,274

Loss from operations                                   (42,717)       (202,967)

Other income (expenses):

Interest expense                                       (12,572)        (11,466)
Gain on Sale of SwingStation Assets                    177,701               0

Total other income (loss)                              165,129         (11,466)

Income (Loss) before provision for income taxes        122,412        (214,433)
Provision for Income Taxes                               3,782           4,125

Net income (loss)                                 $    118,630    $   (218,558)


Basic net income (loss) per common share          $       0.01    $      (0.02)
Diluted net income (loss) per common share        $       0.01    $      (0.02)


Weighted average number of shares - basic            9,655,441       9,453,911
Diluted weighted average number of shares           12,746,100       9,530,577


See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)


                                                      2007            2006
                                                  ------------    ------------
Revenues:
System sales                                      $          0    $          0
Fee revenue                                                  0           1,589
Total revenues                                               0           1,589

Cost of goods sold                                           0               0

Gross profit                                                 0           1,589

Expenses:
Other operations                                             0             183
General and administrative expenses                     39,219          68,762
Depreciation and amortization                              525             524
Total expenses                                          39,744          69,469

Loss from operations                                   (39,744)        (67,880)

Other income (expenses):

Interest expense                                        (7,248)         (4,547)
Gain on Sale of SwingStation Assets                      2,820               0

Total other income (loss)                               (4,428)         (4,547)

Loss before provision for income taxes                 (44,172)        (72,427)
Provision for Income Taxes                               3,782           4,125

Net Loss                                          $    (47,954)   $    (76,552)


Basic net loss per common share                   $       0.00    $      (0.01)
Diluted net loss per common share                 $       0.00    $      (0.01)


Weighted average number of shares - basic            9,655,441       9,257,721
Diluted weighted average number of shares           15,905,441       9,334,387


See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)


                                                      2007            2006
                                                  ------------    ------------
Cash flows from operating activities:
Net income (loss)                                 $    118,630    $   (218,558)
Adjustments to reconcile net
loss to net cash (used
in) operating activities:

Depreciation and amortization                            1,049           1,207
Issuance of common stock for advertising                     0         100,000
Gain on Sale of SwingStation Assets                   (177,701)              0

Changes in assets and liabilities:
Decrease in Accounts Receivable                              0           3,551
Decrease in Prepaid Assets                                  75               0
Increase in Inventory                                        0          14,148
Increase (decrease) in accounts payable
  and accrued liabilities                              (19,901)         18,454
Net cash (used in) operating activities                (77,848)        (81,198)

Cash flows from financing activities:
Additional borrowings                                  150,000          90,195
Net cash provided by financing activities              150,000          90,195

Increase in cash and cash equivalents                   72,152           8,997
Cash and cash equivalents balance, beginning
of period                                                  578           1,403

Cash and cash equivalents balance, end of period  $     72,730    $     10,400


See accompanying notes.


DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES

SUPPLEMENTARY SCHEDULE OF NON-CASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)


                                                                2007            2006
                                                            ------------    ------------
Sale of SwingStation Assets (Note 4)

Debt                                                        $     28,048    $          0
Accounts payable & accrued liabilities                           167,194               0
Receivables                                                       (8,075)              0
Inventory                                                         (8,790)              0
Equipment                                                           (676)              0
Gain on Sale                                                    (177,701)              0
Subtotal                                                               0               0

Issuance of Common Stock for
Marketing Expense
 Marketing expense                                                     0         100,000
 Issuance of common stock - par value                                  0            (500)
 Issuance of common stock - Additional Paid-in Capital                 0         (99,000)
Subtotal                                                               0               0

Total Non-Cash Operating, Investing and Financing
 Activities                                                 $          0    $          0


See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)


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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007 and September 30, 2006, the results of operations for the six months ended March 31, 2007 and 2006, and cash flows for the six months ended March 31, 2007 and 2006. Operating results for the six months ended March 31, 2007, are not necessarily indicative of the results which may be expected for the year ending September 30, 2007. These statements should be read in conjunction with Form 10-KSB for fiscal 2006 which is on file with the Securities and Exchange Commission.

Note 2 - GOING CONCERN:

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2006 of $373,335. For the first six months of fiscal 2007, the Company incurred a loss from operations of $46,499 and net income in the amount of $118,630. The net income was the result of a non-recurring gain in the amount of $177,701 resulting from the sale of the Company's SwingStation assets. The Company had a working capital deficiency at March 31, 2007 and September 30, 2006 of $608,760 and $729,191 respectively. The Company had negative cash flow from operations for the first six months of fiscal 2007 and during the year ended September 30, 2006 in the amount of $77,848 and $112,907, respectively. As of March 31, 2007 and September 30, 2006, the Company's liabilities exceeded its assets by $599,578 and $718,208, respectively.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS:

The Company, SSI, and SwingStation LLC entered into an asset purchase agreement dated October 5, 2006 pursuant to which SSI agreed to sell to SwingStation LLC all its assets, consisting of inventory, digital video recording systems, software, trademarks, service marks and all other related intellectual property. As consideration for the purchase of the assets SwingStation LLC agreed to assume approximately $91,488 of liabilities of SSI and $103,755 of liabilities of the Company, including approximately $53,750 owed to Theodore M. Swartwood, a former Director and former President of the Company and of SSI, approximately $47,185 owed to The Pointer Group LLC, a consulting business owned by Thomas M. Swartwood who is Theodore M. Swartwood's brother, and $30,320 owed to T. Marshall Swartwood who is Theodore M. Swartwood's father. In addition SwingStation LLC agreed to issue to the Company a warrant to purchase 10% of SwingStation LLC.

Theodore M. Swartwood is a founder and chief executive officer of SwingStation LLC, and Thomas M. Swartwood, his brother, is a founder and President of SwingStation LLC.

On October 6, 2006, Theodore M. Swartwood resigned as an officer of the Company and all its subsidiaries. On December 29, 2006, Mr. Swartwood resigned as a Director of the Company.

NOTE 4 - DEBT:

During January 2007, the Company sold in a private sale of its securities $150,000 principal amount of its 6% unsecured promissory notes due July 31, 2007. The promissory notes are convertible into an aggregate of 7,500,000 shares of Common Stock, 500,000 shares for each $10,000 principal amount of notes purchased.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 2007, the Company had net income of $118,630. Included in net income is depreciation of $1,049, a non-cash expense. In addition, net income includes a non-cash gain on the sale of the SwingStation assets in the amount of $177,701.

During the first six months of fiscal 2007, changes in assets and liabilities primarily included a decrease in cash and cash equivalents resulting from a decrease in accounts payable and accrued liabilities of $19,901. After reflecting the net changes in assets and liabilities, net cash used by operations was $77,848.

During the first six months of fiscal 2007, financing activities provided net cash of $150,000, from additional borrowings.

Accordingly, during the first six months of fiscal 2007, the Company's cash and cash equivalents increased by $72,152.

The Company estimates that it may require up to an additional $750,000 during the fiscal year ended September 30, 2007 to fund its current level of operations. During January 2007, the Company sold in a private sale of its securities $150,000 principal amount of its 6% unsecured promissory notes due July 31, 2007. The promissory notes are convertible into an aggregate of 7,500,000 shares of Common Stock, 500,000 shares for each $10,000 principal amount of notes purchased.

Further, in the event the Company engages in any further material transactions during the fiscal year ended September 30, 2007, it can be expected that it will require additional funds. At May 14, 2007, the Company had made no arrangements to obtain any funds to engage in any such material transactions and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives. There can be no assurance that any financings undertaken will not result in further material dilution to the Company's existing stockholders.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED MARCH 31, 2007 COMPARED WITH FISCAL QUARTER ENDED MARCH 31, 2006

Total revenues were $0 and $33,149 during the first six months of fiscal 2007 and 2006, respectively. On October 5, 2006, the Company, SwingStation, Inc., a wholly-owned subsidiary of the Company ("SSI"), and SwingStation Systems, LLC, a limited liability company ("SwingStation LLC") entered into an asset purchase agreement pursuant to which SSI agreed to sell to SwingStation LLC all its assets, consisting of inventory, digital video recording systems, software, trademarks, service marks and all other related intellectual property. As a result, the Company has no current operations or source of revenues.

Other operations expenses were $0 during the first six months of fiscal 2007 compared with $8,155 during the first six months of fiscal 2006, for a decrease of $8,155. The decrease was the result of the sale of the SwingStation System; therefore, the Company has no current operations.

General and administrative expenses were $41,668 during the first six months of fiscal 2007 compared with $210,912 during the first six months of fiscal 2006, for a decrease of $169,244 primarily as a result of the sale of the SwingStation System.

Depreciation and amortization was $1,049 during the first six months of fiscal 2007 compared to $1,207 during the first six months of fiscal 2006. The decrease is primarily the result of assets reaching their fully depreciated value and no new furniture and equipment was purchased in fiscal 2007.

Interest expense was $12,572 during the first six months of fiscal 2007, compared with $11,466 during the first six months of fiscal 2006.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the fiscal quarter ended March 31, 2007 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

         There are Questions As to the Company's Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions. The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a loss in fiscal 2006 of $373,335 and net income for the first six months of fiscal 2007 in the amount of $118,630, which included a non-recurring gain on the Sale of the Company's SwingStation assets in the amount of $177,701. The Company had a working capital deficiency at March 31, 2007 of $608,760. The Company had a negative cash flow from operations during the first six months of fiscal 2007 and in fiscal 2006 of $77,848 and $112,907, respectively. As of March 31, 2007, the Company's liabilities exceeded its assets by $599,578. All the foregoing factors lead to questions concerning the Company's ability to meet its obligations as they come due. The Company has financed its activities using private debt and equity financings. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company's assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

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

         The Company's Activities Are Conducted With a Limited Staff. The Company's activities are being conducted primarily through the Company's President and independent consultants. There can be no assurance that this staff will be adequate to pursue the Company's business plans. In the event that the Company's President should become unavailable to the Company, the Company's operations would be materially adversely affected.

         The Company Will Need Additional Capital to Pursue its Business Plans and It May be Unable to Raise that Capital. The Company had cash of $72,730 and current liabilities of $681,490 including accounts payable of $144,248 as of March 31, 2007. The Company expects to require further additional financing in order to fund its ongoing administrative expenses. This financing may consist of the issuance of debt or additional equity securities. These funds might not be available or might not be available on terms acceptable to the Company and may result in material dilution to existing investors.

The Company estimates that it may require up to an additional $750,000 during the fiscal year ending September 30, 2007 to fund its intended level of operations. During January 2007, the Company sold in a private sale of its securities $150,000 principal amount of its 6% unsecured promissory notes due July 31, 2007. The promissory notes are convertible into an aggregate of 7,500,000 shares of Common Stock, 500,000 shares for each $10,000 principal amount of notes purchased.

Further, in the event the Company engages in any further material transactions during the fiscal year ending September 30, 2007, it can be expected that it will require additional funds. At May 14, 2007, the Company had made no arrangements to obtain these funds to engage in any such material transactions and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives.

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

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including Joseph R. Bellantoni, its President, chief executive officer and chief financial officer, the Company has evaluated its disclosure controls and procedures as of March 31, 2007 (the "Evaluation Date"), and, based on the evaluation, Mr. Bellantoni has concluded that these controls and procedures are effective as of the Evaluation Date. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

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


                                       DIGITAL IMAGING RESOURCES INC.


Dated:   May 18, 2007                  By: /s/ JOSEPH R. BELLANTONI
                                           -------------------------------------
                                           Joseph R. Bellantoni
                                           President, Chief Executive Officer
                                           and Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)