Form 10QSB
period 2007-06-30
DIGITAL IMAGING RESOURCES INC.
filed 2007-08-14
CIK 314712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2007

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

                            Yes [X]          No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class - Common Stock, $0.001 par value
               9,855,441 shares Outstanding at August 14, 2007

Transitional Small Business Disclosure Format (Check one):  Yes [_]   No [X]

                 DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES

                                   FORM 10-QSB
                           QUARTER ENDED June 30, 2007



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

ITEM 1.   FINANCIAL STATEMENTS

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS


                                                       JUNE 30,    SEPTEMBER 30,
                                                        2007           2006
                                                    ------------   ------------
                                                     (Unaudited)      (See note
                                                                        below)

Current assets:
Cash and cash equivalents                           $      3,101   $        578
Accounts Receivable                                            0          8,075
Inventory                                                      0          8,790

Total current assets                                       3,101         17,443


Property, equipment, furniture and fixtures, net
of accumulated depreciation and amortization                   0         10,908


Other assets:

Security deposit                                               0             75
Total other assets                                             0             75

Total assets                                        $      3,101   $     28,426



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

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                       JUNE 30,   SEPTEMBER 30,
                                                        2007           2006
                                                    ------------   ------------
                                                     (Unaudited)      (See note
                                                                        below)

Current Liabilities:
Accounts payable and accrued liabilities            $    146,879   $    342,179
Debt, current portion                                    491,509        404,455

Total current liabilities                                638,388        746,634



Commitments and Contingencies:

Stockholders' deficit:
Common stock, $0.001 par value; authorized
   25,000,000 Shares; issued and outstanding
    9,855,441 shares at June 30, 2007
    and at September 30, 2006                              9,855          9,655
Additional paid-in-capital                             9,198,478      9,188,478
Accumulated deficit                                   (8,442,507)    (8,515,428)
Less: 67,532 shares held in treasury
at June 30, 2007 and September 30, 2006               (1,400,913)    (1,400,913)

Total stockholders' deficit                             (635,287)      (718,208)

Total liabilities and
stockholders' deficit                               $      3,101    $     28,426



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

See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)


                                                        2007            2006
                                                    ------------   ------------
Revenues:
System sales                                        $          0   $     30,000
Fee revenue                                                    0          4,381
Total revenues                                                 0         34,381

Cost of goods sold                                             0         15,842

Gross profit                                                   0         18,539

Expenses:
Other operations                                               0          8,155
General and administrative expenses                       73,241        291,076
Depreciation and amortization                              1,049
1,732
Total expenses                                            74,290        300,963

Loss from operations                                     (74,290)      (282,424)

Other income (expenses):

Interest expense                                         (20,514)       (16,093)
Loss on Sale of Equipment                                 (6,182)
Gain on Sale of SwingStation Assets                      177,701              0

Total other income (loss)                                151,005        (16,093)

Income (Loss) before provision for income taxes           76,715       (298,517)
Provision for Income Taxes                                 3,794              0

Net income (loss)                                   $     72,921  $    (298,517)


Basic net income (loss) per common share            $     0.01    $      (0.03)
Diluted net income (loss) per common share          $     0.01    $      (0.03)


Weighted average number of shares - basic              9,658,756      9,563,529
Diluted weighted average number of shares             12,746,100      9,606,866

See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)


                                                        2007           2006
                                                    ------------   ------------
Revenues:
System sales                                        $          0   $          0
Fee revenue                                                    0          1,232
Total revenues                                                 0          1,232

Cost of goods sold                                             0              0

Gross profit                                                   0          1,232

Expenses:
Other operations                                               0              0
General and administrative expenses                       31,573         80,164
Depreciation and amortization                                  0            525
Total expenses                                            31,573         80,689

Loss from operations                                     (31,573)       (79,457)

Other income (expenses):

Interest expense                                          (7,942)        (4,627)
Loss on Sale of Equipment                                 (6,182)             0

Total other income (loss)                                (14,124)        (4,627)

Loss before provision for income taxes                   (45,697)       (84,084)
Provision for Income Taxes                                    12              0
Net Loss                                            $    (45,709)  $    (84,084)


Basic net loss per common share                     $     0.00     $     (0.01)
Diluted net loss per common share                   $     0.00     $     (0.01)


Weighted average number of shares - basic              9,658,756      9,655,441
Diluted weighted average number of shares             15,905,441      9,732,107


See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)


                                                      2007         2006
                                                  ------------  -----------
Cash flows from operating activities:
Net income (loss)                                  $  72,921    $(298,517)
Adjustments to reconcile net
loss to net cash (used
in) operating activities:

Loss on Sale of Equipment                              6,182            0
Depreciation and amortization                          1,049        1,732
Issuance of common stock for services                 10,000            0
Issuance of common stock for advertising                   0      100,000
Gain on Sale of SwingStation Assets                 (177,701)

Changes in assets and liabilities:
Decrease in Accounts Receivable                            0        3,551
Decrease in Prepaid Assets                                75            0
Decrease in Inventory                                      0       12,312
Increase (decrease) in accounts payable
  and accrued liabilities                            (21,348)     119,446
Net cash (used in) operating activities             (108,822)     (61,476)

Cash flows from investing activities:
Proceeds from sale of equipment                        3,001            0
Net cash provided by investing activities              3,001            0

Cash flows from financing activities:
Additional borrowings                                150,000       61,497
Repayment of debt                                    (41,656)           0
Net cash provided by financing activities            108,344       61,497

Increase in cash and cash equivalents                  2,523           21
Cash and cash equivalents balance, beginning
of period                                                578        1,403

Cash and cash equivalents balance, end of period   $   3,101    $   1,424


See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES

SUPPLEMENTARY SCHEDULE OF NON-CASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)


                                                             2007          2006
                                                          ---------    ---------
Sale of SwingStation Assets (Note 4)

Debt                                                      $  28,048    $       0
Accounts payable & accrued liabilities                      167,194            0
Receivables                                                  (8,075)           0
Inventory                                                    (8,790)           0
Equipment                                                      (676)           0
Gain on Sale                                               (177,701)           0
Subtotal                                                          0            0

Issuance of Common Stock for
Marketing Expense
 Marketing expense                                                0            0
 Issuance of common stock - par value                             0            0
 Issuance of common stock - Additional Paid-in Capital            0            0
Subtotal                                                          0            0

Issuance of Common Stock for
Consulting Services
  Consulting Services                                        10,000            0
  Issuance of common stock - par value                         (200)           0
  Issuance of common stock - Additional Paid-in Capital      (9,800)           0
Subtotal                                                          0            0

Total Non-Cash Operating, Investing
and Financing Activities                                  $       0    $       0


See accompanying notes.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)


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


The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007 and September 30, 2006, the results of operations for the nine months ended June 30, 2007 and 2006, and cash flows for the nine months ended June 30, 2007 and 2006. Operating results for the nine months ended June 30, 2007, are not necessarily indicative of the results which may be expected for the year ending September 30, 2007. These statements should be read in conjunction with Form 10-KSB for fiscal 2006 which is on file with the Securities and Exchange Commission.

Note 2 - GOING CONCERN:

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2006 of $373,335. For the first nine months of fiscal 2007, the Company incurred a loss from operations of $74,290 and net income in the amount of $72,921. The net income was the result of a non-recurring gain in the amount of $177,701 resulting from the sale of the Company's SwingStation assets. The Company had a working capital deficiency at June 30, 2007 and September 30, 2006 of $635,287 and $729,191 respectively. The Company had negative cash flow from operations for the first nine months of fiscal 2007 and during the year ended September 30, 2006 in the amount of $108,822 and $112,907, respectively. As of June 30, 2007 and September 30, 2006, the Company's liabilities exceeded its assets by $635,287 and $718,208, respectively.

DIGITAL IMAGING RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

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

NOTE 5 - COMMON STOCK:

On June 27, 2007, the Company agreed to issue 100,000 shares each, or 200,000 shares in total of Common Stock to Thomas Conlin and Paul Donahue for their services spent on the Board of Directors of Digital Imaging Resources, Inc.

NOTE 6 - SUBSEQUENT EVENTS:

On July 31, 2007, the Company's 6% unsecured promissory notes matured. The promissory notes are convertible into an aggregate of 7,500,000 shares of Common Stock which represents 500,000 shares for each $10,000 principal amount of notes purchased. These promissory notes are being converted and will not be renewed.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 2007, the Company had net income of $72,921. Included in net income is a non-cash gain on the sale of the SwingStation assets in the amount of $177,701, a non-cash expense and issuance of common stock in the amount of $10,000, and a loss on the sale of equipment in the amount of $6,182.

During the first nine months of fiscal 2007, changes in assets and liabilities primarily included a decrease in cash and cash equivalents resulting from a decrease in accounts payable and accrued liabilities of $21,348. After reflecting the net changes in assets and liabilities, net cash used by operations was $108,822.

During the first nine months of fiscal 2007, investing activities provided net cash of $3,001. This was from the proceeds from the sale of equipment.

During the first nine months of fiscal 2007, financing activities provided net cash of $108,344. This was from additional borrowings of $150,000 and offset by the repayment of other debt of $41,656.

Accordingly, during the first nine months of fiscal 2007, the Company's cash and cash equivalents increased by $2,523.

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


Further, in the event the Company engages in any further material transactions during the fiscal year ended September 30, 2007, it can be expected that it will require additional funds. At August 14, 2007, the Company had made no arrangements to obtain any funds to engage in any such material transactions and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives. There can be no assurance that any financings undertaken will not result in further material dilution to the Company's existing stockholders.

On July 31, 2007, the Company's 6% unsecured promissory notes matured. The promissory notes are convertible into an aggregate of 7,500,000 shares of Common Stock which represents 500,000 shares for each $10,000 principal amount of notes purchased.



RESULTS OF OPERATIONS

FISCAL QUARTER ENDED JUNE 30, 2007 COMPARED WITH FISCAL QUARTER ENDED JUNE 30, 2006

Total revenues were $0 and $34,381 during the first nine months of fiscal 2007 and 2006, respectively. On October 5, 2006, the Company, SwingStation, Inc., a wholly-owned subsidiary of the Company ("SSI"), and SwingStation Systems, LLC, a limited liability company ("SwingStation LLC") entered into an asset purchase agreement pursuant to which SSI agreed to sell to SwingStation LLC all its assets, consisting of inventory, digital video recording systems, software, trademarks, service marks and all other related intellectual property. As a result, the Company has no current operations or source of revenues.

Other operations expenses were $0 during the first nine months of fiscal
2007 compared with $8,155 during the first nine months of fiscal 2006, for a decrease of $8,155. The decrease was the result of the sale of the SwingStation System; therefore, the Company has no current operations.

General and administrative expenses were $73,241 during the first nine months of fiscal 2007 compared with $291,076 during the first nine months of fiscal 2006, for a decrease of $217,655 primarily as a result of the sale of the SwingStation System.

Depreciation and amortization was $1,049 during the first nine months of fiscal 2007 compared to $1,732 during the first nine months of fiscal 2006. The decrease is primarily the result of assets reaching their fully depreciated value and no new furniture and equipment was purchased in fiscal 2007.

Interest expense was $20,514 during the first nine months of fiscal 2007, compared with $16,093 during the first nine months of fiscal 2006. The increase is the result of the Company's 6% unsecured promissory notes issued in fiscal 2007.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the fiscal quarter ended June 30, 2007 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

      There are Questions As to the Company's Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions. The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a loss in fiscal 2006 of $373,335 and net income for the first nine months of fiscal 2007 in the amount of $72,921, which included a non-recurring gain on the Sale of the Company's SwingStation assets in the amount of $177,701. The Company had a working capital deficiency at June 30, 2007 of $635,287. The Company had a negative cash flow from operations during the first nine months of fiscal 2007 and in fiscal 2006 of $108,822 and $112,907, respectively. As of June 30, 2007, the Company's liabilities exceeded its assets by $635,287. All the foregoing factors lead to questions concerning the Company's ability to meet its obligations as they come due. The Company has financed its activities using private debt and equity financings. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company's assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

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

     Dependence on Part-Time Management. Currently, the Company has no employees other than its officers and Directors. It is the Company's intention to limit its employees to its sole executive officer, Joseph Bellantoni, President and

Chief Financial Officer. In early July 2007, Mr. Bellantoni was injured in an automobile accident and is currently disabled and is undergoing rehabilitation. Mr. Bellantoni also is engaged in other activities and devotes no more than approximately eight (8) hours per month to the Company's activities. Therefore, the day-to-day operations of any company or business that is acquired by the Company will have to be performed by outside management or management of the acquired company. The Company cannot assure investors that it will be able to obtain experienced and able outside management to run any company or business that may acquire.

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

      The Company Will Need Additional Capital to Pursue its Business Plans and It May be Unable to Raise that Capital. The Company had cash of $3,101 and current liabilities of $638,388 including accounts payable of $146,879 as of June 30, 2007. The Company expects to require further additional financing in order to fund its ongoing administrative expenses. This financing may consist of the issuance of debt or additional equity securities. These funds might not be available or might not be available on terms acceptable to the Company and may result in material dilution to existing investors.

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

Further, in the event the Company engages in any further material transactions during the fiscal year ending September 30, 2007, it can be expected that it will require additional funds. At August 14, 2007, the Company had made no arrangements to obtain these funds to engage in any such material transactions and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives.

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


ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including Joseph R. Bellantoni, its President, chief executive officer and chief financial officer, the Company has evaluated its disclosure controls and procedures as of June 30, 2007 (the "Evaluation Date"), and, based on the evaluation, Mr. Bellantoni has concluded that these controls and procedures are effective as of the Evaluation Date. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

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


                         DIGITAL IMAGING RESOURCES INC.



Dated:  August 14, 2007    By: /s/ Maureen J. Cowell
                               ---------------------------------------------
                               Maureen J. Cowell
                               Vice President, Chief Executive Officer and
                               Chief Financial Officer, (Principal Financial Officer and, Principal Accounting
                               Officer)