Form 10KSB
period 2007-09-30
DIGITAL IMAGING RESOURCES INC.
filed 2007-12-04
CIK 314712

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Issuer’s telephone number, including area code (973) 538-2247

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

For the year ended September 30, 2007, the issuer’s total revenues were $0.

On November 28, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer was approximately $770,216 based upon the average bid and asked price for such Common Stock on said date as quoted on the OTC Bulletin Board. Affiliates of the Issuer have been determined based on the information appearing under Item 11 of this Annual Report.

State the number of shares outstanding of the issuer’s Common Stock. 17,355,441 shares as of October 26, 2007.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I

Item 1. Description of Business

General and Recent Activities

Digital Imaging Resources, Inc. (the “Company”) has been engaged, since approximately October 2006, in a review of its future business objectives and plans. This review has included the possible acquisition of additional business assets or entering into a business combination or other transactions with others or seeking to raise additional capital in an effort to fund any of such ventures. These efforts were ongoing through October 10, 2007, at which time we entered into a letter of intent with Boomerang Systems, Inc. (“Boomerang”) to enter into a business combination transaction with Boomerang. As of November 19, 2007, the Company is negotiating an Agreement and Plan of Merger (referred to as the “Merger Agreement”), with Boomerang. Boomerang is engaged in the design, development, initial marketing and sale of automated systems for automobile parking and automated self-storage systems.

The Merger Agreement is expected to provide for a number of conditions to the completion of the transaction, including the following:

•

The completion of the sale pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, of 30,000,000 pre-reverse split shares of the Company’s Common Stock to yield gross proceeds of up to $1,800,000. This transaction is referred to as the “Private Placement.”

•	The effectiveness of the Amendments to the Company’s Certificate of Incorporation, which are refer to as the “ Charter Amendments,” that will

	¸	reverse split (the “Reverse Split”) the Company’s outstanding shares of Common Stock on terms whereby each fifteen shares will be combined into one share, and

¸

increase the number of shares of Common Stock the Company is authorized to issue from 25,000,000 to 35,000,000. The increase in the Company’s authorized shares will not affect the number of shares it has outstanding following the Reverse Split.

Under the expected terms of the Merger Agreement, in exchange for an aggregate of 200,000,000 pre-reverse split shares of the Company’s Common Stock, Boomerang will be merged with and into a newly organized wholly-owned subsidiary of the Company which will be the surviving corporation and will result in Boomerang becoming the Company’s wholly-owned subsidiary. Herein, this transaction is referred to as the “Merger.”

Prior Activities

From May 2003 through October 2006, the Company was engaged through its wholly-owned subsidiary, SwingStation, Inc (“SSI”) in the development, production and marketing of a video recording system (the “SwingStation System” or the “System”) for sports training, corporate entertaining and special events. The development of the System, including hardware and software, had been substantially completed and production and marketing of the System commenced in the second fiscal quarter of the year ended September 30, 2005. The SwingStation System is a stand-alone mobile kiosk with a touch-activated display screen, two sound activated digital video cameras, a microphone, and a smartcard reader. Through September 30, 2006, the Company invested approximately $980,000 in the development and marketing of the SwingStation System.

On October 5, 2006, the Company, SSI, and SwingStation Systems, LLC, a limited liability company (“SwingStation LLC”) entered into an asset purchase agreement whereby SSI agreed to sell to SwingStation LLC and SwingStation LLC agreed to purchase all the assets of SSI, consisting of inventory, digital video recording systems, software, trademarks, service marks and all other related intellectual property. Consideration for the purchase of the assets, SwingStation LLC agreed to assume approximately $92,337 of liabilities of SSI and $92,375 of liabilities of the Company, including approximately $53,750 owed to Theodore M. Swartwood, a former Director and former President of the Company and of SSI, approximately $47,185 owed to The Pointer Group LLC, a consulting business owned by Thomas M. Swartwood who is Theodore M. Swartwood’s brother, and $27,500 owed to T. Marshall Swartwood who is Theodore M. Swartwood’s father. In addition SwingStation LLC issued to the Company a five-year warrant to purchase 10% of SwingStation LLC with an exercise price of $50,000. The Company has recognized a non-cash gain of $177,701 on the above transaction.

Organization

The Company was incorporated under the laws of the State of Delaware on October 11, 1979. On November 8, 2004, the Company amended its certificate of incorporation to change its corporate name to Digital Imaging Resources Inc. from Dominion Resources Inc.

Employees

As of December 3, 2007, the Company has no full-time employees.

Item 2. Description of Property

The Company’s executive offices are at 355 Madison Avenue, Morristown, New Jersey, which the Company leases on a month-to-month basis at a rental of $300 per quarter. The Company believes that these facilities are adequate for its present activities.

Item 3. Legal Proceedings

The Company is not a defendant in any pending legal proceedings the outcome of which is expected to result in a material liability to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2007.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business

Market for Common Equity and Dividends.

The Company’s Common Stock is traded in the over-the-counter market and quotations appear on the OTC Bulletin Board under the symbol DGIR. The following table sets forth the range of high and low bid and asked quotations for the Common Stock during the past two fiscal years as derived from reports furnished by the National Quotation Bureau, Inc.

	Bid		Asked
Quarter Ended	High	Low	High	Low

December 31, 2005	$0.60	$0.25	$1.00	$0.60
March 31, 2006	$1.07	$0.30	$1.20	$0.75
June 30, 2006	$1.01	$0.51	$1.10	$0.75
September 30, 2006	$0.51	$0.36	$0.75	$0.51

December 31, 2006	$0.37	$0.35	$0.66	$0.04
March 31, 2007	$0.35	$0.06	$0.51	$0.075
June 30, 2007	$0.06	$0.05	$0.075	$0.06
September 30, 2007	$0.05	$0.03	$0.06	$0.035

The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

As of October 26, 2007, the number of record holders of the Company’s Common Stock was 271. The Company has never paid a cash dividend on its Common Stock and anticipated capital requirements make it unlikely that any cash dividends will be paid on the Common Stock in the foreseeable future.

Securities Sold Without Registration During the Three Years Ended September 30, 2007

During the fiscal year ended September 30, 2007, the Company,

Issued 100,000 shares each, or 200,000 shares in total of its common stock to Thomas Conlin and Paul Donahue for their services spent on the Board of Directors of Digital Imaging Resources, Inc

Sold in a private sale of its securities $150,000 principal amount of its 6% unsecured convertible notes due July 31, 2007. The Company agreed to issue upon conversion of the notes an aggregate of 7,500,000 shares of Common Stock, or 500,000 shares for each $10,000 principal amount invested.

Issued, in July 2007, an aggregate of 7,500,000 shares of its common stock on conversion of its outstanding 6% convertible note holders. The accrued interest of $4,677 was credited to additional paid in capital. The Company has recorded the amount of $2,475,000 as debt discount as a result of the difference between the fair market value ($.35) on the date of the promissory notes and the value of the promissory notes ($.02).

During the fiscal year ended September 30, 2006, the Company issued 500,000 shares of its common stock to Greens Worldwide Inc. as consideration for marketing services and commitments GRWW provided pursuant to a marketing agreement, dated September 30, 2005, by and among the Company, GRWW, and U.S. Pro Golf Tour, Inc., a wholly-owned subsidiary of GRWW.

During the fiscal year ended September 30, 2005, the Company

Sold $44,500 principal amount of its convertible promissory notes, convertible at $.20 per share into 222,500 shares of Common Stock The total consideration received by the Registrant was $359,500 during the fiscal year ended September 30, 2005.

Sold an additional 1,325,000 shares of Common Stock at a price of $0.20 per share.

Issued an aggregate of 5,080,787shares of Common Stock on conversion of $762,000 principal amount of the Company’s outstanding convertible notes. The notes converted were sold on various dates during 2003 and 2004.

Issued an aggregate of 1,262,000 shares of common stock issued to its President, Theodore M. Swartwood, a former employee of the company, Geoffrey Clark, and a consultant to the Company, DataSync Engineering, as compensation for services.

The securities sold described above were sold in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof. Each of the certificates issued bears a legend stating that resale of the shares is restricted without compliance with the registration requirements of the Securities Act and stop transfer instructions have been placed with the transfer agent.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers.

Neither the Company nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) purchased during the fiscal quarter ended September 30, 2007 any securities of the Company that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Introduction

The following discussions and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and accompanying notes.

Liquidity and Capital Resources

During the year ended September 30, 2007, the Company had a net loss of $2,450,880, which was primarily the result of the conversion of the Company’s 6% convertible notes to 7,500,000 shares at a discount of $2,475,000, a non-cash loss. This loss was offset by the sale of the assets of the Company’s wholly owned subsidiary, Swingstation, Inc., which resulted in a non-cash gain on the sale of the swingstation assets in the amount of $177,701. In addition, the Company realized a loss of $6,182 on the sale of the Company’s storage trailers.

During the year ended September 30, 2007, operating activities used net cash of $144,657 as a result of depreciation in the amount $1,049, a non-cash expense and issuance of common stock in the amount of $10,000 for consulting, a non-cash expense. Changes in assets and liabilities increased cash resulting in a decrease of accounts payable by $8,307.

During the year ended September 30, 2007, investing activities provided net cash of $3,000 as a result of proceeds from the sale of the Company’s furniture and fixtures.

During the year ended September 30, 2007, financing activities provided net cash of $144,800 from additional borrowings.

Accordingly, during the year ended September 30, 2007, net cash increased by $3,143.

The Company estimates that it may require up to an additional $600,000 during the fiscal year ended September 30, 2008 to fund its current level of operations. During January 2007, the Company sold in a private sale of its securities $150,000 principal amount of its 6% unsecured promissory notes due July 31, 2007. On July 31, 2007, the Company issued upon conversion of the notes an aggregate of 7,500,000 shares of Common Stock, or 500,000 shares for each $10,000 principal amount invested. The accrued interest of $4,677 was credited to additional paid in capital. The Company has recorded the amount of $2,475,000 as debt discount as a result of the difference between the fair market value ($.35) on the date of the promissory notes and the value of the promissory notes ($.02).

Further, in the event the Company engages in any further material transactions during the fiscal year ended September 30, 2008, it can be expected that it will require additional funds.

At December 3, 2007, other than the proposed merger with Boomerang and the related Private Placement, the Company had made no arrangements to obtain any funds to engage in any such material transactions and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives. There can be no assurance that any financings undertaken will not result in further material dilution to the Company’s existing stockholders.

The Company believes that if the Merger is completed and the full $1,800,000 of gross proceeds are realized in the Private Placement, and without giving effect to any revenues realized and depending upon the initial marketing results for the Boomerang automated self-storage and parking systems, the Company may seek to raise up to an additional amount of approximately $2,500,000 during the fiscal year ended September 30, 2008 from the sale of its equity securities.

The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company recognized a substantial loss in fiscal 2007 of $2,450,880, which includes a debt discount on the conversion of the Company’s 6% convertible notes in the amount of $2,475,000, a non-cash loss, and sustained a loss in fiscal 2006 of $373,335. The Company had a working capital deficiency at September 30, 2007 of approximately $529,411. The Company had a negative cash flow from operations in 2007 and 2006 and during the year ended September 30, 2007 it used net cash of $144,657 for operating activities. As of September 30, 2007, the Company’s liabilities exceeded its assets by $529,411.

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

Results of Operations

Fiscal Year 2007 Compared With Fiscal Year 2006

The Company’s total revenues were $0 and $34,381 during the years ended September 30, 2007 and 2006, respectively. Except for the revenues recorded in the fiscal year 2006 in the amount of $34,381, and in the fiscal year 2007 of $0, the Company did not realize any material revenues from these activities.

Cost of goods sold during the years ended September 30, 2007 and 2006, was $0 and $17,678, respectively.

Other operations expenses were $197 during the year ended September 30, 2007 compared with $20,734 during the year ended September 30, 2006, for a decrease of $20,537. The decrease was a result of the sale of the swingstation system, therefore, the Company has no current operations.

General and administrative expenses were $108,786 during the year ended September 30, 2007 compared with $340,875 during the year ended September 30, 2006, for a decrease of $232,089 primarily as a result of the sale of the swingstation system, therefore, the Company has no current operations.

Depreciation and amortization was $1,049 during the year ended September 30, 2007 compared to $3,001 during the year ended September 30, 2006. The decrease of $1,952 was primarily the result of the furniture and fixtures being fully depreciated and the sale of the remaining furniture of fixtures in the year ended September 30, 2007.

Interest expense was $32,219 during the year ended September 30, 2007, compared with interest expense of $20,853 during the year ended September 30, 2006. The increase of $11,366 was the result from an increase in borrowings.

The Company has recorded a debt discount in the amount of $2,475,000 during the year ended September 30, 2007, compared to $0 during the year ended September 30, 2006. This loss was the result of the conversion of the Company’s 6% convertible notes to 7,500,000 shares at a discount. The discount was based on the difference between the fair market value ($.35) on the date of the promissory notes and the value of the promissory notes ($.02).

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

General and administrative expenses were $340,875 during the year ended September 30, 2006 compared with $558,268 during the year ended September 30, 2005, for a decrease of $217,393 primarily as a result of a decrease primarily as a result of expenses incurred in issuing an aggregate of 1,262,000 shares of the Company’s common stock issued to the Company’s President, Theodore M. Swartwood, a former employee of the company, Geoffrey Clark, and a consultant to the Company, DataSync Engineering, as compensation for services.

Depreciation and amortization was $3,001 during the year ended September 30, 2006 compared to $3,000 during the year ended September 30, 2005.

Interest expense was $20,853 during the year ended September 30, 2006, compared with interest expense of $101,801 during the year ended September 30, 2005. The decrease of $80,948 was the result of a decrease in interest expense resulting from a decrease in borrowings.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

With the exception of historical matters, the matters discussed in this Annual Report are “forward-looking statements” as defined under the Securities Act of 1934, as amended which involve risks and uncertainties. The Company intends that the forward-looking statements in this Annual Report be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with the safe-harbor provisions. Forward-looking statements include, but are not limited to, the Company’s ability to complete the Merger and related transactions on any terms whatsoever, the ability of management to integrate and operate the combined companies successfully, the Company’s ability following the Merger to successfully market the Boomerang products and achieve material revenues and growth, the Company’s ability to establish successfully an on-going management structure, and its ability to raise additional capital when needed on terms acceptable to management.

Such forward-looking statements also relate to the parties’ abilities to fulfill all the pre-conditions to the completion of the Merger. The inability of the parties to meet these pre-conditions or requirements could prevent the Company from completing the proposed merger with Boomerang. Additionally, there can be no assurance that the completion of the merger transaction will result in the Company having successful business activities or that the operations of the two companies can be successfully combined and operated. There can be no assurance that the combined companies can be successfully managed after the completion of the transaction or that there will be adequate management available for that purpose. Many factors may adversely affect the future operations of Boomerang, including the possibility that it will be unable to achieve material revenues, that it will be unable to market its automated systems profitably, or that other companies with significantly larger staffs, revenues and assets may not compete with Boomerang and limit the ability of Boomerang to market its systems. Important factors that could cause the Company to be unable to meet its goals and objectives are also described in its periodic filings with the Securities and Exchange Commission, including its annual report on Form 10-KSB and quarterly reports on Form 10-QSB.

With the exception of historical matters, the matters discussed in this Report are “forward-looking statements” as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein included, but are not limited to, the statements in the Report regarding the Company’s plans and objectives relating to its review of its business activities and possible plans to acquire additional business assets or enter into a business combination of other transactions with others to seek to raise additional capital and the adequacy of that capital to fund the company’s proposed business plans and objectives. Forward-looking statements made in the Report also include statements made regarding the future business direction of the Company.

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

RISK FACTORS

An investment in the Company’s securities involves a high degree of risk, including, but not necessarily limited to, the risk factors described below. Each prospective investor should carefully consider the following risk factors inherent in and affecting the Company and its business before making an investment decision to purchase the Company’s securities.

No Current Operations or Revenues. The Company has no current operations or source of revenue. The Company has no significant assets or financial resources. All material operations were discontinued in October, 2006. The Company’s future is dependent upon its ability to raise additional capital and apply the proceeds to acquire successful business activities. There is a risk that the Company will be unable to continue as a going concern and consummate a business acquisition. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business acquisition. This may result in the Company incurring net operating losses that could increase continuously until it can consummate a business acquisition. There can be no assurance that the Company can identify a suitable business opportunity and consummate a business acquisition or that any transaction the Company consummates will be on favorable terms or result in profitable operations.

The Company May Not Be Successful in Completing the Merger or Pursuing Its Business Plans. Other than the Merger, the Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity or any interest in such an entity. No assurances can be given that it will complete the Merger or successfully identify and evaluate other suitable business opportunities and conclude a business acquisition. The Company cannot make any assurance that it will be able to negotiate any other business transactions on favorable terms

Completion of the Merger and Private Placement Will Result in Substantial Dilution to the Company’s Existing Stockholders. Under the Merger Agreement, in exchange for the equivalent of an aggregate of 200,000,000 pre-reverse split shares of the Company’s Common Stock, Boomerang will be merged with and into a newly organized wholly-owned subsidiary of the Company which will be the surviving corporation and will result in Boomerang becoming the Company’s wholly-owned subsidiary. In addition, in order to complete the Private Placement, the Company will issue the equivalent of up to 30,000,000 In addition, in order to complete the Private Placement, the Company will issue the equivalent of up to 30,000,000 shares of its Common Stock. Both transactions are conditioned upon the prior completion of a reverse stock split on terms whereby each fifteen of the Company’s presently outstanding shares will be combined into one share. The immediate effect of the reverse stock split will be to reduce the number of the Company’s presently issued and outstanding shares of Common Stock from approximately 17,355,441 to approximately 1,157,029. The reverse stock split will not reduce the number of the Company’s 25,000,000 authorized shares of Common Stock and will not affect its 1,000,000 authorized preferred shares. On a post-split basis, the Company will issue 13,333,333 shares as the consideration to complete the Merger and up to 2,000,000 shares in the Private Placement. Following the completion of the Merger, the reverse stock split, the Private Placement and reflecting the shares the Company issues in consideration of the Merger, all on a post-reverse split basis, the Company’s capitalization will include the following:

•

The Company’s present stockholders prior to completion of the Merger will hold approximately 1,157,029 post reverse split shares of Common Stock representing approximately 7.0% of our shares outstanding.

•

The subscribers to the shares of Common Stock in the Private Placement will hold approximately 2,000,000 post reverse split shares of Common Stock representing approximately 12.1% of our shares outstanding, assuming all the shares offered are sold, and

•

The former stockholders of Boomerang prior to the Merger will receive as the Merger consideration and hold approximately 13,333,333 post reverse split shares of our Common Stock representing approximately 80.9% of our shares outstanding.

Accordingly, the Company’s present stockholders will be substantially diluted if the Merger and its related transactions are completed.

There are Questions As to the Company’s Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions. The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had net loss in fiscal 2007 of $2,450,880, which includes a debt discount on the conversion of the Company’s 6% convertible notes in the amount of $2,475,000, a non-cash loss. The Company had a working capital deficiency at September 30, 2007 of $529,411. The Company had a negative cash flow from operations in fiscal 2007 and 2006 of $144,657 and $112,907, respectively. As of September 30, 2007, the Company’s current liabilities exceeded its current assets by $529,411. All the foregoing factors lead to questions concerning the Company’s ability to meet its obligations as they come due. The Company has financed its activities using private debt and equity financings. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company’s assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

The independent accountants’ report on the Company’s financial statements as of and for the year ended September 30, 2007 includes an explanatory paragraph which states that the Company has no material revenues, has suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

Boomerang May Never Operate Profitably. Boomerang was organized in January 2007 and is in the early stage of developing its business plan and operations and has a very limited history of operations. Boomerang has realized no revenues to date from the sale of its automated parking and self-storage systems. As a result of Boomerang’s limited operating history, Boomerang has limited meaningful historical financial data upon which an evaluation of its current business plans and its prospects can be based. There can be no assurance that Boomerang will have a significant or successful operating history. Boomerang may experience losses, limited or no potential for earnings, limited assets, negative net worth or other characteristics that are indicative of that are indicative of development stage companies. There can be no assurance that after an acquisition by the Company, the business of Boomerang can be operated so as to develop significant revenues and cash flow and become profitable.

Dependence On Part-Time Management. Currently, the Company has no employees other than its officers and Directors. It is the Company’s intention to limit its employees to its sole executive officer, Joseph Bellantoni. Mr. Bellantoni, who is the Company’s President and Chief Financial Officer, is engaged in other activities and will devote no more than approximately eight (8) hours per month to the Company’s activities. Therefore, the day-to-day operations of any company or business that is acquired by the Company will have to be performed by outside management or management of the acquired company. The Company cannot assure investors that it will be able to obtain experienced and able outside management to run any company or business that may acquire.

The Company Will Need Additional Capital to Pursue its Business Plans and It May be Unable to Raise that Capital. The Company had cash of $3,721 and current liabilities of $533,132 including accounts payable of $166,693 as of September 30, 2007. The Company expects to require further additional financing in order to fund its ongoing administrative expenses, including the funds to complete the Merger and to pursue the Boomerang business plan. This financing is expected to consist of the issuance of additional equity securities. These funds might not be available or might not be available on terms acceptable to the Company and may result in material dilution to existing investors.

Excluding the cash required in pursuing the Boomerang business plan, the Company estimates that it may require up to an additional $600,000 during the fiscal year ending September 30, 2008 to fund its intended level of operations. Further, in the event the Company engages in any further material transactions during the fiscal year ending September 30, 2008, it can be expected that it will require additional funds. As of December 3, 2007, the Company had made no firm arrangements to obtain these funds to engage in any such material transactions and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities. The failure to obtain these funds may impair the ability of the Company to meet its business objectives.

Possible Government Regulation. Although the Company is subject to the periodic reporting requirements under the Securities Exchange Act of 1934, as amended, and files annual, quarterly and other reports, management believes it will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since it will not be engaged in the business of investing or trading in securities. If the Company engages in a business acquisition which results in it holding passive investment interests in a number of entities, it could be subject to regulation under the Investment Company Act. If so, it would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission (the “SEC” or “Commission”) or any opinion of counsel as to its status under the Investment Company Act. A violation of the Act could subject it to material adverse consequences.

Continued Control by Existing Management and a Limited Number of Shareholders. The Company’s management and a limited number of shareholders retain significant control over the Company and its business plans and investors may be unable to meaningfully influence the course of action of the Company. The existing management and a limited number of shareholders are able to control substantially all matters requiring shareholder approval, including nomination and election of directors and approval or rejection of significant corporate transactions. There is also a risk that the existing management of the Company and a limited number of shareholders will pursue an agenda, which is beneficial to themselves at the expense of other shareholders.

There Is No Assurance Of An Active Public Market For The Company’s Common Stock And The Price Of the Company’s Common Stock May Be Volatile. Given the relatively minimal public float and trading activity in the Company’s securities, there is little likelihood of any active and liquid public trading market developing for its shares. If such a market does develop, the price of the shares may be volatile. Since the shares do not qualify to trade on any exchange or on NASDAQ, if they do actually trade, the only available market will continue to be through the OTC Bulletin Board or in the “pink sheets”. It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk that investors may never be able to sell their shares.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the two fiscal years ended September 30, 2007, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement or event on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 8A. Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including Joseph R. Bellantoni, its President, chief executive and chief financial officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, Mr. Bellantoni has concluded that these controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including Mr. Bellantoni, as appropriate to allow timely decisions regarding required disclosure.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company are as follows:

Name	Age	Position With the Company

Joseph R. Bellantoni	45	President and Director

Paul J. Donahue(+)	72	Director

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

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 2007, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were timely complied with during the fiscal year ended September 30, 2007.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial and accounting officer. A copy of the Company’s Code of Ethics was filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003. The Company will provide to any person, without charge, upon request, a copy of such Code of Ethics. Requests should be addressed to Mr. Joseph R. Bellantoni, President at the Company’s address appearing on the cover page of this Annual Report on Form 10-KSB.

Audit Committee Financial Expert

The Company currently does not have an Audit Committee Financial Expert.

Item 10. Executive Compensation

The following table sets forth all cash compensation paid or accrued by the Company during the three fiscal years ended September 30, 2007 to its Chief Executive Officer and President. No executive officer received compensation in excess of $100,000 in any such fiscal year.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation

Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options	Long-Term Incentive Payouts	All Other Compensation

Theodore M. Swartwood,	2005	$50,480	$-0-	$-0-	$-0-	$96,200	(2)
President(1)	2006	$75,000	$-0-	$-0-	$-0-	$-0-
	2007	$-0-	$-0-	$-0-	$-0-	$-0-
Joseph R. Bellantoni,
President (3)	2005	$-0-	$-0-	$-0-	$-0-	$-0-
	2006	$-0-	$-0-	$-0-	$-0-	$-0-
	2007	$-0-	$-0-	$-0-	$-0-	$-0-

(1) Mr. Swartwood was elected President of the Company in March, 2003. Mr. Swartwood resigned as an officer of the Company and all its subsidiaries on October 6, 2006 and as a Director on December 29, 2006.

(2) The Company issued 481,000 shares of common stock to Mr. Swartwood at $.20 per share as additional compensation.

(3) Mr. Bellantoni was elected President and a Director of the Company in January, 2007

No options or stock appreciation rights were granted to Mr. Swartwood or Mr. Bellantoni during the year ended September 30, 2007. They exercised no options during the fiscal year and held no options at September 30, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 3, 2007, information with respect to each person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock as well as the number of shares of Common Stock beneficially owned by all Directors of the Company and all Directors and officers of the Company as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of the Company’s Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options owned by such holder at said date. As of December 3, 2007 the Company had 17,355,441 shares of Common Stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock

Joseph R. Bellantoni	300,000	1.7%

Paul J Donahue	100,000	.6%

All Officers & Directors as a Group	400,000	2.3%

Milton Koffman	1,490,770	8.6%

Public Loan Company, Inc.	1,377,376	7.9%

The K-6 Family Limited Partnership	1,250,000	7.2%

Ken Stokes	964,555	5.6%

Securities Authorized for Issuance Under Equity Compensation Plans. On November 8, 2004, the stockholders of the Company approved the adoption by the Company’s Board of Directors of a 2004 Stock Incentive Plan under which 1,000,000 shares of the Company’s Common Stock are reserved for the grant of options and issuance under the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan is described in the Company’s proxy statement dated October 12, 2004. As of December 3, 2007, no options had been granted under the 2004 Stock Incentive Plan.

Equity Compensation Plan Information. The following table provides information as of December 3, 2007 with respect to the Company’s compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information As Of December 3, (2007)

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-0-	N/A	(1,000,000) (1)

Equity compensation plans not approved by security holders	(110,000) (2)	$0.20	-0-

Total	(110,000)	$0.20	(1,000,000)

(1) Shares reserved for issuance under the Company’s 2004 Stock Incentive Plan.

(2) Shares issuable on exercise of options granted as compensation to a consultant and an attorney.

Item 12. Certain Relationships and Related Transactions

On October 5, 2006, the Company, SSI, and SwingStation LLC, entered into an asset purchase agreement pursuant to which SSI agreed to sell to SwingStation LLC all its assets, consisting of inventory, digital video recording systems, software, trademarks, service marks and all other related intellectual property. As consideration for the purchase of the assets SwingStation LLC agreed to assume approximately $92,337 of liabilities of SSI and $92,375 of liabilities of the Company, including approximately $53,750 owed to Theodore M. Swartwood, a former Director and former President of the Company and of SSI, approximately $47,185 owed to The Pointer Group LLC, a consulting business owned by Thomas M. Swartwood who is Theodore M. Swartwood’s brother, and $27,500 owed to T. Marshall Swartwood who is Theodore M. Swartwood’s father. In addition SwingStation LLC agreed to issue to the Company a five-year warrant to purchase 10% of SwingStation LLC with an exercise price of $50,000. The Company has recognized a non-cash gain of $177,701 on the above transaction.

During January 2007, the Company sold in a private sale of its securities $150,000 principal amount of its 6% unsecured promissory notes due July 31, 2007. Of the $150,000 promissory notes sold, $50,000 in aggregate was sold to K-6 Family Limited Partnership and Milton Koffman. On July 31, 2007, these notes were converted into shares of common stock and the Company has issued 1,250,000 shares to the K-6 Family Ltd. Partnership and 1,250,000 shares to Milton Koffman.

As is disclosed above, October 10, 2007, the Company entered into a letter of intent with Boomerang Systems, Inc. (“Boomerang”) to enter into a business combination transaction with Boomerang. As of December 3, 2007, the Company is negotiating an Agreement and Plan of Merger (referred to as the “Merger Agreement”), with Boomerang. Certain of the Company’s stockholders are also stockholders of Boomerang and in the event the transaction is completed these stockholders, none of whom individually own 5% or more of the Company’s outstanding common stock as of September 30,2007, will receive shares of the Company’s common stock as part of the merger consideration.

PART IV

Item 13. Exhibits

3.1.1	Certificate of Incorporation of Registrant and Amendment No.1 thereto (1)

3.1.2

Certificate of Amendment dated June 24, 1992 to Certificate of Incorporation reducing the authorized shares of Common Stock to 25,000,000, increasing the par value to $.01 per share and effecting a one-for-four reverse stock split (2)

3.1.3	Certificate of Amendment filed November 8, 2004 increasing number of shares of Common Stock authorized (6)

3.1.4	Certificate of Amendment filed November 8, 2004 effecting, among other things, a reduction in the par value of the shares of Common Stock and a one-for-twenty reverse stock split (6)

3.2	By-laws of Registrant (1)

4.1	Specimen Common Stock Certificate, $0.001 par value)

10.2	Asset Purchase Agreement, dated October 5, 2006 among the Registrant, SwingStation, Inc. and SwingStation Systems, LLC (8)

14	Code of Ethics (5)

22.	Subsidiaries of the registrant (as of September 30, 2007):

Name	State of Incorporation

Dominion Cellular, Inc.	New Jersey
Diamond Leasing and Management Corp.	Delaware
Diamond World Funding Corp.	New Jersey
SwingStation, Inc.	Delaware

31.1 Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a)(7)

32.1 Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)(7)

(1) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 2-66471) of the Registrant and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant’s annual report on Form 10-KSB for the year ended September 30, 1992 and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended September 30, 1989 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant’s annual report on Form 10-KSB/A (Amendment No. 1) for the year ended September 30, 2000.

(5) Filed as an exhibit to the Registrant’s annual report on Form 10-KSB for the year ended September 30, 2003

(6) Filed as an exhibit to the Current Report on Form 8-K for November 8, 2004.

(7) Filed as an exhibit to the Registrant’s annual report on Form 10-KSB for the year ended September 30, 2006.

(8) Filed as an exhibit to the Registrant’s Current Report on Form 8-K for October 2, 2006 and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The following sets forth fees incurred by the Company during the two fiscal years ended September 30, 2007 for services provided by Liebman, Goldberg & Drogin, L.L.P., the Company’s independent public accountant at those year ends.

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees

2007	$31,750	$-0-	$3,750	$-0-
2006	$37,075	$-0-	$3,750	$-0-

The Company’s Board of Directors believes that the provision of the services during the two years ended September 30, 2007 is compatible with maintaining the independence of Liebman, Goldberg & Drogin, L.L.P. The Company’s Board of Directors has not adopted any pre-approval policies and procedures for engaging an accountant to render audit or non-audit services that are subject to the pre-approval requirement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee
Digital Imaging Resources, Inc. and Subsidiaries
Morristown, New Jersey

We have audited the accompanying consolidated balance sheet of Digital Imaging Resources, Inc. and Subsidiaries as of September 30, 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two fiscal years ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Company as of September 30, 2007, and the results of its operations and cash flows for the two fiscal years ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no material revenues, has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liebman Goldberg & Drogin, LLP Garden City, New York

November 12, 2007

See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007

ASSETS

	Current assets:
	Cash and cash equivalents	$3,721

	Total current assets	3,721

	Total assets	$3,721

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	Current liabilities:
	Accounts payable and accrued liabilities (Note 3)	$166,693
	Debt, current maturities (Notes 5)	366,439
	Total current liabilities	533,132

	Commitments and contingencies (Note 6)

	Stockholders’ deficit:
	Common stock, $0.001 par value;	17,355
	Authorized 25,000,000 shares; issued and outstanding 17,355,441
	shares issued and outstanding
	Additional Paid in Capital	11,820,455
	Accumulated deficit	(10,966,308)
	Less: 67,532 shares held in treasury at cost	(1,400,913)
	Total stockholders’ deficit	(529,411)

	Total liabilities and stockholders’ deficit	$3,721

See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 and 2006

	2007	2006

Revenues
System Sales	$0	$30,000
Fee revenue	0	4.381
Total revenues	0	34,381

Cost of Goods Sold	0	17,678

Gross Profit	0	16,703

Expenses:
Other operations	197	20,734
General and administrative expenses	108,786	340,875
Depreciation and amortization	1,049	3,001
Total expenses	110,032	364,610

Loss from operations	(110,032)	(347,907)

Other income (expenses):
Interest expense	(27,452)	(20,853)
Interest expense Convertible Notes	(4,767)	0
Debt Discount	(2,475,000)	0
Gain on Sale of Swingstation Assets	177,701	0
Income (Loss) on sale of furniture and fixtures	(6,182)	0

Total other income (expenses)	(2,335,700)	(20,853)

Income (Loss) before provision for income taxes	(2,445,732)	(368,760)
Provision for income taxes	5,148	4,575

Net income (loss)	$(2,450,880)	$(373,335)
Basic net income (loss) per common share	$(0.22)	$(0.04)
Diluted net income (loss) per common share	$(0.22)	$(0.04)

Weighted average number of shares - basic	10,982,016	9,554,071
Diluted weighted average number of shares	10,982,016	9,554,071

See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2007 and 2006

	Common Stock	Par Value	Capital in Excess of Par	Accum Deficit	Treasury Stock	Total

Balance September 30, 2005	9,155,441	$9,155	$9,088,978	$(8,142,093)	$(1,400,913)	$(444,873)
Issuance of Common Stock - marketing services	500,000	500	99,500			100,000
Net (Loss)				$(373,335)		(373,335)
Balance September 30, 2006	9,655,441	$9,655	$9,188,478	$(8,515,428)	$(1,400,913)	$(718,208)
Issuance of Common Stock - consulting services	200,000	200	9,800			10,000
Issuance of Common Stock - convertible notes	7,500,000	7,500	2,622,177			2,629,677
Net (Loss)				$(2,450,880)		$(2,450,880)
Balance September 30, 2007	17,355,441	$17,355	$11,820,455	$(10,966,308)	$(1,400,913)	$(529,411)

See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 and 2006

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(2,450,880)	$(373,335)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	1,049	3,001
Debt Discount	2,475,000	0
Loss on Sale of Equipment	6,182	0
Gain on sale of Swingstation assets	(177,701)	0
Issuance of common stock for consulting services	10,000	0
Issuance of common stock for advertising	0	100,000
Changes in assets and liabilities:

Accounts receivable	0	3,551
Inventory	0	14,148
Accounts payable and accrued liabilities	(8,307)	139,728
Net cash (used in) operating activities	(144,657)	(112,907)

Cash flows from investing activities:
Proceeds from Sale of furniture and fixtures	3,000	0
Net cash provided by investing activities	3,000	0

Cash flows from financing activities:
Additional borrowings	144,800	112,082
Net cash provided by financing activities	144,800	112,082

Increase (Decrease) in cash and cash equivalents	3,143	(825)
Cash and cash equivalents, beginning of year,	578	1,403
Cash and cash equivalents, end of year,	3,721	578

See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006

Sale of SwingStation Assets

Debt	$28,048	$0
Accounts payable & accrued liabilities	167,194	0
Receivables	(8,075)	0
Inventory	(8,790)	0
Equipment	(676)	0
Gain on Sale	(177,701)	0
Subtotal	0	0

Conversion of Debt for
Common Stock

Reduction of Debt	$154,677	$0
Debt Discount	2,475,000	0
Issuance of common stock-par value	(7,500)	0
Issuance of common stock - add. Paid in cap	(2,622,177)	0
Subtotal	0	0

Issuance of Common Stock for
Administrative & Consulting fees
Administrative & consulting expense	10,000	0
Issuance of common stock-par value	(200)	0
Issuance of common stock-add. Paid in cap	(9,800)	0
Subtotal	0	0

Issuance of Common Stock for
Marketing Expense
Marketing expense	0	100,000
Issuance of common stock-par value	0	(500)
Issuance of common stock-add. Paid in cap	0	(99,500)
Subtotal

Total Non-Cash Operating, Investing and Financing Activities	$0	$0

See accompanying notes

DIGITAL IMAGING RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

On October 5, 2006, the Company, SwingStation, Inc., (“SSI”) a wholly-owned subsidiary of the Company, and SwingStation Systems, LLC, a limited liability company (“SwingStation LLC”) entered into an asset purchase agreement pursuant to which SSI agreed to sell to SwingStation LLC all its assets, consisting of inventory, digital video recording systems, software, trademarks, service marks and all other related intellectual property. As a result, the Company has no current operations or source of revenues.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Digital Imaging Resources, Inc. and the accounts of all majority-owned subsidiaries, hereinafter referred to as the “Company”. The consolidated balance sheet is a classified presentation, which distinguishes between current and non-current assets and liabilities. The Company believes that a classified balance sheet provides a more meaningful presentation consistent with the business cycles of the Company’s operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company had recognized sales upon the shipment of its swing station system. Provisions for warranty costs are estimated and recorded at the time of the sale. As of September 30, 2007 and 2006 the Company has provided for estimated warranty expenditures of $0 and $1,500, respectively. In addition, net sales include revenues earned from marketing and promotional events to develop future sales of the swing station system. In fiscal year end September 30, 2007, the Company has sold the assets of its wholly-owned subsidiary, SwingStation, Inc.

Going Concern

The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company recognized a substantial loss in fiscal 2007 of $2,450,880, which includes a debt discount on the conversion of the Company’s 6% convertible notes in the amount of $2,475,000, a non-cash loss, and sustained a loss in fiscal 2006 of $373,335. The Company had a working capital deficiency at September 30, 2007 of approximately $529,411. The Company had a negative cash flow from operations in 2007 and 2006 and during the year ended September 30, 2007 it used net cash of $144,657 for operating activities. As of September 30, 2007, the Company’s liabilities exceeded its assets by $529,411.

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

Earnings Per Common Share

The Company adopted Financial Standards Board (FASB) Statement No. 128, “Earnings per Share”. The statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing the Company’s net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic income/(loss) per common share for the years ended September 30, 2007 and 2006 was 10,982,016 and 9,554,071 respectively. The weighted average number of common shares used to calculate diluted income/(loss) per common share for the years ended September 30, 2007 and 2006 was 10,982,016 and 9,554,071 respectively.

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

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, costs of major additions and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of seven years for furniture, fixtures and equipment. When furniture, fixtures and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation is eliminated from the accounts and any resulting gain or loss is reflected in income. Depreciation expense for the fiscal years ended September 30, 2007 and 2006 was $1,049 and $3,001 respectively. As of September 30, 2007, all of the Company’s remaining assets were sold.

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

Fair Value of Financial Instruments

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”, requires disclosures of the fair value information whether or not recognized in the balance sheet where it is practicable to estimate that value. The carrying value of cash, cash equivalents and notes payable approximate fair value.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The Company and its subsidiaries file a consolidated Federal income tax return.

Advertising

Advertising costs are charged to expense as incurred advertising expense. For the years ended September 30, 2007 and 2006 the advertising expense was $0 and $100,000, respectively.

Recent Accounting Pronouncements

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The adoption of SFAS No. 157 will not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159)”. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 will be effective for the Company’s fiscal 2009 year. The Company believes the adoption of SFAS No. 159 will not have a material effect on its consolidated financial statements.

2. Related Party Transactions

On July 25, 2006, the Company entered into a loan agreement in the amount of $25,000 with Shal Properties, LLC, a company affiliated with T. Marshall Swartwood. The loan was due on demand and bears interest at 5%. On October 5, 2006, this loan, along with all accrued interest was assumed by SwingStation LLC in conjunction with the asset purchase agreement with SwingStation, Inc., the Company’s wholly-owned subsidiary.

On October 5, 2006, the Company, SSI, and SwingStation LLC, entered into an asset purchase agreement pursuant to which SSI agreed to sell to SwingStation LLC all its assets, consisting of inventory, digital video recording systems, software, trademarks, service marks and all other related intellectual property. As consideration for the purchase of the assets SwingStation LLC agreed to assume approximately $92,337 of liabilities of SSI and $92,375 of liabilities of the Company, including approximately $53,750 owed to Theodore M. Swartwood, a former Director and former President of the Company and of SSI, approximately $47,185 owed to The Pointer Group LLC, a consulting business owned by Thomas M. Swartwood who is Theodore M. Swartwood’s brother, and $27,500 owed to T. Marshall Swartwood who is Theodore M. Swartwood’s father. In addition SwingStation LLC agreed to issue to the Company a five-year warrant to purchase 10% of SwingStation LLC with an exercise price of $50,000. The Company has recognized a non-cash gain of $177,701 on the above transaction.

During January 2007, the Company sold in a private sale of its securities $150,000 principal amount of its 6% unsecured promissory notes due July 31, 2007. Of the $150,000 promissory notes sold, $50,000 in aggregate was sold to K-6 Family Limited Partnership and Milton Koffman. On July 31, 2007, these notes were converted into shares of common stock and the Company has issued 1,250,000 shares to the K-6 Family Ltd. Partnership and 1,250,000 shares to Milton Koffman

3. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2007 consist of the following:

Accounts Payable - trade	$141,897
Accrued interest and other	24,796

$166,693

4. Income Taxes

The tax expense (benefit) for the years ended September 30, 2007and 2006 consists of the following components:

	2007	2006

Current	$-0-	$-0-
Federal	-0-	-0-
State	5,148	4,575
Deferred
Federal	-0-	-0-
State	-0-	-0-

	$5,148	$4,575

The income tax benefit for the year does not bear the expected relationship between pretax loss and the federal corporate income tax rate of 34% because of the direct effect of state and local income taxes.

The reconciliation between the actual and expected federal tax is as follows:

Federal corporate tax rate of 34% and applicable AMT applied to pretax loss	$-0-	$-0-

State and local taxes, net of federal benefit	(5,148)	(4,575)

Effect of non-deductible entertainment	-0-	-0-

Effect of tax vs. book depreciation	-0-	-0-

Effect of capital loss carry forward	-0-	-0-

Effect of NOL limitation	-0-	-0-

Total tax expense (benefit)	$(5,148)	$(4,575)

Deferred income taxes as reported on the balance sheet consists of:

	September 30,
	2007	2006

Deferred tax assets	$317,259	$286,203
Deferred tax liabilities	-0-	-0-
Valuation allowance	(317,259)	(286,203)
	$-0-	$-0-

As of September 30, 2007 the Company had net operating losses (NOL) of approximately $3,882,000. This amount is available to be carried back two years to offset past taxable income. Any remaining NOL after the carry back is available to offset future taxable income. The carry forwards begin to expire for the year ended September 30, 2007. The company has provided a full 100% valuation allowance on the deferred tax assets at September 30, 2007 and 2006 to reduce such deferred income tax assets to zero as it is the management’s belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles. Management will review the valuation allowance required periodically and make adjustments as warranted.

5. Debt

On January 7, 2005, Berkowitz Wolfman agreed to reduce the principal amount of the $417,221 of indebtedness owing to it as of September 30, 2004, by $217,221 to $200,000 in exchange for 981,276 shares of the Company’s common stock effective as of December 31, 2004. On August 29, 2007, Berkowitz Wolfman had agreed to extend the maturity date of the loan to December 31, 2007. In addition to the extension of the maturity date it was agreed the interest rate on the loan would bear interest at 8% per annum beginning January 1, 2007. The note is not collateralized and at September 30, 2007, the balance of the loan due Berkowitz Wolfman including interest was $238,827.

Commencing in January 2007, the Company sold convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $150,000. The Convertible Notes beared interest at a rate of 6% with a maturity date of July 31, 2007. During the fourth quarter of fiscal 2007, $150,000 principal amount of the Company’s outstanding convertible notes was converted into an aggregate of 7,500,000 shares of the Company’s Common Stock. The accrued interest of $4,677 was credited to additional paid in capital. The conversion transactions were not registered under the Securities Act by virtue of the exemption afforded by Section 3(a)(9) of the Securities Act. The notes converted were sold in January 2007 and were sold in transactions exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D thereunder. The Company has recorded the amount of $2,475,000 as debt discount as a result of the difference between the fair market value ($.35) on the date of the promissory notes and the value of the promissory notes ($.02).

In August 2003, the Company entered into a unsecured loan with a third party in the amount of $50,000. The loan bears interest at 10% and was originally due on August 28, 2005. The principal and accrued interest on the note was subsequently extended to August 28, 2006. As of September 30, 2007 the loan had not been extended and is due on demand. The balance of the loan including interest at September 30, 2007 is $74,459.

In February 2006, the Company entered into a unsecured loan with a third party in the amount of $50,000. The loan bears interest at 5% and was originally due on August 7, 2006. As of September 30, 2007 the loan had not been extended and is due on demand. As of September 30, 2007, the balance of the loan including interest if $54,154.

Debt as of September 30, 2007, inclusive of accrued interest to that date, is summarized as follows:

Loan Agreement, 8% interest due on demand	$238,827
Loan Agreement, 10% interest due August 28, 2006	74,459
Loan Agreement, 5% interest due August 7, 2006	54,154
Less total current portion	(366,439)
Total non-current portion	$0

Other Information

Aggregate principal reductions of debt as of September 30, 2007 are summarized as follows (000’s omitted):

Secured
Fiscal Year	Debt
2008	$ 366,439

6. Commitments and Contingencies

The Company’s executive offices are located at 355 Madison Avenue, Morristown, New Jersey, which the Company leases on a month-to-month basis at a rental of $300 per quarter.

7. Capital Stock

Common Stock

The authorized common stock of the Company consists of 25,000,000 shares of $0,001 par value common stock at September 30,2007,.

On December 13, 2005 the Company issued 500,000 shares of its common stock to Greens Worldwide Inc. (“GRWW) as consideration for marketing services and commitments GRWW provided pursuant to a marketing agreement, dated September 30, 2005, by and among the Company, GRWW, and U.S. Pro Golf Tour, Inc., a wholly-owned subsidiary of GRWW, (the “Marketing Agreement”). The Company valued the marketing services and commitments GRWW provided at $100,000.

On June 27, 2007, the Company issued 100,000 shares each, or 200,000 shares in total of its common stock to Thomas Conlin and Paul Donahue for their services spent on the Board of Directors of Digital Imaging Resources, Inc. The value of the services performed for both Thomas Conlin and Paul Donahue spent on the Board of Directors at fair market value was determined to be $10,000.00.

During the fourth quarter of fiscal 2007, $150,000 principal amount of the Company’s outstanding convertible notes, was converted into an aggregate of shares of the Company’s Common Stock. The accrued interest of $4,677 was credited to additional paid in capital. The Company has recorded the amount of $2,475,000 as debt discount as a result of the difference between the fair market value ($.35) on the date of the promissory notes and the value of the promissory notes ($.02). The conversion transactions were not registered under the Securities Act by virtue of the exemption afforded by Section 3(a)(9) of the Securities Act. The notes converted were sold in January 2007 and were sold in transactions exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D thereunder.

Preferred Stock

The authorized preferred stock of the Company consists of 1,000,000 shares of $0.01 par value at September 30, 2007. As of September 30, 2007, the Company has not issued any shares of its preferred stock.

Non-qualified Stock Option Plan and Option to Purchase Common Stock

The Company adopted a new non-qualified stock option plan and reserved 1,000,000 shares for issuance at a shareholder meeting held on November 8, 2004. Options are non-transferable; expire if not exercised after five years; may not be exercised until after the completion of one year of service with the Company by the employee; are exercisable at the rate of one-fifth of the shares optioned per year and are issuable to employees in such amounts and at such prices as determined by the Board of Directors, provided that no single employee may be granted options to purchase more than 7,500 shares and persons owning more than 10% of the Company’s outstanding shares are excluded from participation in the plan. Options are protected against dilution resulting from stock recapitalization. As of September 30, 2007, no options had been issued under the plan. No further options will be granted under this plan.

8. Subsequent Events:

On October 10, 2007, the Company has entered into a Non-Binding Letter of Intent with Boomerang Systems, Inc.
(“Boomerang”) for the acquisition of Boomerang by Digital. Boomerang is engaged in the design, development, and initial marketing of automated racking and retrieval systems for automobile parking and automated racking and retrieval of containerized self-storage units.

As of November 19,2007, the Company is negotiating an Agreement and Plan of Merger (referred to as the “Merger Agreement”), with Boomerang.

The Merger Agreement is expected to provide for a number of conditions to the completion of the transaction, including the following:

•

The completion of the sale pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, of 30,000,000 pre-reverse split shares of the Company’s Common Stock to yield gross proceeds of up to $1,800,000. This transaction is referred to as the “Private Placement.”

•	The effectiveness of the Amendments to the Company’s Certificate of Incorporation, which are refer to as the “ Charter Amendments,” that will

¸	reverse split (the “Reverse Split”) the Company’s outstanding shares of Common Stock on terms whereby each fifteen shares will be combined into one share, and

¸

increase the number of shares of Common Stock the Company is authorized to issue from 25,000,000 to 35,000,000. The increase in the Company’s authorized shares will not affect the number of shares it has outstanding following the Reverse Split.

Under the expected terms of the Merger Agreement, in exchange for an aggregate of 13,333,333 post-reverse split shares of the Company’s Common Stock, Boomerang will be merged with and into a newly organized wholly-owned subsidiary of the Company which will be the surviving corporation and will result in Boomerang becoming the Company’s wholly-owned subsidiary. Herein, this transaction is referred to as the “Merger.” The transaction will be accounted for in a reverse merger.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL IMAGING RESOURCES INC.

Dated: December 3, 2007	By:	/s/ JOSEPH R. BELLANTONI

Joseph R. Bellantoni, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOSEPH R. BELLANTONI	President and Director	December 3, 2007

Joseph R. Bellantoni

/s/ PAUL J. DONAHUE	Director	December 3, 2007

Paul J. Donahue