Form 10QSB
period 2007-12-31
DIGITAL IMAGING RESOURCES INC.
filed 2008-02-19
CIK 314712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________ to __________
Commission file number 0-10176
BOOMERANG SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	22-2306487
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

355 Madison Avenue, Morristown, NJ	07960
(Address of principal executive offices)	(Zip Code)
(973) 538-1194
(Issuer’s telephone number, including area code)
DIGITAL IMAGING RESOURCES, INC.
(Former name, former address, and former fiscal year,
if changed since last report.)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class — Common Stock, $0.001 par value
16,490,362 shares Outstanding at February 06, 2008
Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☑

BOOMERANG SYSTEMS, Inc. AND SUBSIDIARIES
(FORMALLY DIGITAL IMAGING RESOURCES, INC.)
FORM 10-QSB
QUARTER ENDED December 31, 2007
PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The attached unaudited financial statements of Boomerang Systems, Inc. and its wholly owned subsidiaries (the “Company”) reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

	Condensed consolidated balance sheets	3 - 4

	Condensed consolidated statements of operations	5

	Condensed consolidated statements of cash flows	6 - 7

	Notes to condensed consolidated financial statements	8 - 9

Item 2.	Management’s Discussion and Analysis or Plan of Operation	10

Item 3.	Controls and Procedures	15

	PART II OTHER INFORMATION

Item 4.	Exhibits	17
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
Certification of President Pursuant to Rule 13a-14(a)
Certification of Chief Financial Officer Pursuant to Section 1350
Certification of President Pursuant to Section 1350

ITEM 1. FINANCIAL STATEMENTS
BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMALLY DIGITAL IMAGING RESOURCES, INC)
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	DECEMBER 31,	SEPTEMBER 30,
	2007	2007
	(Unaudited)	(See note below)

Current assets:
Cash and cash equivalents	$2,963	$3,721

Total current assets	2,963	3,721

Total assets	$2,963	$3,721
Note: The balance sheet at September 30, 2007, has been taken from the audited financial statements at that date and condensed. See Notes 1 and 3 to Notes to Condensed Consolidated Financial Statements for information regarding the sale by a subsidiary of the Company of its assets and the assumption by the purchaser of certain liabilities of the Company and the subsidiary.
See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMALLY DIGITAL IMAGING RESOURCES, INC)
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

	DECEMBER 31,	SEPTEMBER 30,
	2007	2007
	(Unaudited)	(See note below)

Current Liabilities:
Accounts payable and accrued liabilities	$193,939	$166,693
Debt, current portion	436,756	366,439

Total current liabilities	630,695	533,132

Commitments and Contingencies:

Stockholders’ deficit:
Common stock, $0.001 par value; authorized 25,000,000 Shares; issued and outstanding 17,355,441 shares at December 31, 2007 and at September 30, 2007	17,355	17,355
Additional paid-in-capital	11,820,455	11,820,455
Accumulated deficit	(11,064,629)	(10,966,308)
Less: 67,532 shares held in treasury at December 31, 2007 and September 30, 2007	(1,400,913)	(1,400,913)

Total stockholders’ deficit	(627,732)	(529,411)

Total liabilities and stockholders’ deficit	$2,963	$3,721
Note: The balance sheet at September 30, 2007, has been taken from the audited financial statements at that date and condensed. See Notes 1 and 3 to Notes to Condensed Consolidated Financial Statements for information regarding the sale by a subsidiary of the Company of its assets and the assumption by the purchaser of certain liabilities of the Company and the subsidiary.
See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMALLY DIGITAL IMAGING RESOURCES, INC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	2007	2006

Revenues:
Total revenues	0	0

Cost of goods sold	0	0

Gross profit	0	0

Expenses:
Other operations	253	0
General and administrative expenses	90,151	2,449
Depreciation and amortization	0	525
Total expenses	90,404	2,974

Loss from operations	(90,404)	(2,974)

Other income (expenses):

Interest expense	(7,917)	(5,324)
Gain on Sale of SwingStation Assets	0	174,882

Total other income (expenses)	(7,917)	169,558

Income (Loss) before provision for income taxes	(98,321)	166,584
Provision for Income Taxes	0	0

Net income (loss)	$(98,321)	$166,584

Basic net income (loss) per common share	$(0.01)	$0.02
Diluted net income (loss) per common share	$(0.01)	$0.02

Weighted average number of shares — basic	17,355,441	9,655,441
Diluted weighted average number of shares	17,355,441	9,765,441
See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMALLY DIGITAL IMAGING RESOURCES, INC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net income (loss)	$(98,321)	$166,584
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:

Depreciation and amortization	0	525
Gain on Sale of SwingStation Assets	0	(174,882)

Changes in assets and liabilities:
Increase in accounts payable and accrued liabilities	27,246	7,737
Net cash (used in) operating activities	(71,075)	(36)

Cash flows from financing activities:
Additional borrowings	70,317	0
Net cash provided by financing activities	70,317	0

(Decrease) in cash and cash equivalents	(758)	(36)
Cash and cash equivalents balance, beginning of period	3,721	578

Cash and cash equivalents balance, end of period	$2,963	$542
See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMALLY DIGITAL IMAGING RESOURCES, INC)
SUPPLEMENTARY SCHEDULE OF NON-CASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	2007	2006

Sale of SwingStation Assets (Note 4)

Debt	$0	$25,229
Accounts payable & accrued liabilities	0	167,195
Receivables	0	(8,075)
Inventory	0	(8,790)
Equipment	0	(677)
Gain on Sale	0	(174,882)
Subtotal	0	0

Total Non-Cash Operating, Investing and Financing Activities	$0	$0

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMALLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION:
The Company was incorporated under the laws of the State of Delaware on October 11, 1979. On November 8, 2004, the Company amended its certificate of incorporation to change its corporate name to Digital Imaging Resources Inc. from Dominion Resources Inc. On February 6, 2008 the Company filed an amendment to its Certificate of Incorporation with the State of Delaware, which effected a change in the Company’s name to Boomerang Systems, Inc.
On February 6, 2008, Boomerang (formerly named Digital Imaging Resources, Inc. (“Digital”))completed the acquisition of the business, assets and liabilities of Boomerang Systems Inc., a Utah corporation, by the merger of the Utah corporation into a wholly owned subsidiary of Boomerang. Boomerang issued as consideration for the acquisition 13,333,334 shares (on a post one-for-fifteen reverse split basis) of its Common Stock. Closing of the merger was subject to (i) the completion of a private placement of 2,000,000 post-split shares of Common Stock of Digital pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) resulting in net proceeds to Boomerang of approximately $1,700,000, (ii) the completion of a one-for-fifteen reverse stock split of Boomerang’s outstanding shares, and (iii) completion by Boomerang of all filing requirements under the Securities Exchange Act of 1934, as amended, and the passage of all notice periods.
Concurrently with the closing of the acquisition, Digital changed its corporate name to Boomerang Systems, Inc.
Boomerang is engaged in the design, development, and initial marketing of automated racking and retrieval systems for automobile parking and automated racking and retrieval of containerized self-storage units.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2007 and September 30, 2007, the results of operations for the three months ended December 31, 2007 and 2006, and cash flows for the three months ended December 31, 2007 and 2006. Operating results for the three months ended December 31, 2007, are not necessarily indicative of the results which may be expected for the year ending September 30, 2008. These statements should be read in conjunction with Form 10-KSB for fiscal 2007 which is on file with the Securities and Exchange Commission.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMALLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)
Note 2 — GOING CONCERN:
The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2007 of $2,450,880. For the first three months of fiscal 2008, the Company incurred a net loss of $98,321. The Company had negative cash flow from operations for the first three months of fiscal 2008 and during the year ended September 30, 2007 in the amount of $71,075 and $144,657, respectively. As of December 31, 2007 and September 30, 2007, the Company’s liabilities exceeded its assets by $627,732 and $529,411, respectively.
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
NOTE 3 — RELATED PARTY TRANSACTIONS:
No transactions with realated parties were completed during the quarter ended Deember 31, 2007..
NOTE 4 — SUBSEQUENT EVENTS:
On February 6, 2008, Boomerang (formerly named Digital Imaging Resources, Inc. (“Digital”))completed the acquisition of the business, assets and liabilities of Boomerang Systems Inc., a Utah corporation, by the merger of the Utah corporation into a wholly owned subsidiary of Boomerang. Boomerang issued as consideration for the acquisition 200,000,000 pre-reverse split shares (13,333,334 shares on a post one-for-fifteen reverse split basis) of its Common Stock. Closing of the merger was subject to (i) the completion of a private placement of 30,000,000 pre-reverse split shares (2,000,000 post-split shares) of Common Stock of Digital pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) resulting in net proceeds to Boomerang of approximately $1,700,000, (ii) the completion of a one-for-fifteen reverse stock split of Boomerang’s outstanding shares, and (iii) completion by Boomerang of all filing requirements under the Securities Exchange Act of 1934, as amended, and the passage of all notice periods.
Concurrently with the closing of the acquisition, in addition to completing the one-for-fifteen reverse stock split, Digital changed its corporate name to Boomerang Systems, Inc. and it was assigned the new trading symbol of BMER. Quotations in Boomerang’s Common Stock now appear under the new trading symbol.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMALLY DIGITAL IMAGING RESOURCES, INC)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Boomerang is engaged in the design, development, and initial marketing of automated racking and retrieval systems for automobile parking and automated racking and retrieval of containerized self-storage units.
ITEM. 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
INTRODUCTION
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes appearing elsewhere in this report. This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors, including but not limited to the risks discussed in this report.
LIQUIDITY AND CAPITAL RESOURCES
During the first three months of fiscal 2008, the Company had net loss of $98,321.
During the first three months of fiscal 2008, changes in assets and liabilities included an increase in cash and cash equivalents resulting from an increase in accounts payable and accrued liabilities of $27,246. After reflecting the net changes in assets and liabilities, net cash used by operations was $71,075. For the first three months of fiscal 2008, the company raised 70,317 of additional borrowings.
Accordingly, during the first three months of fiscal 2008, the Company’s cash and cash equivalents decreased by $758.
It is expected that Boomerang’s business activities will require additional capital. It is intended that this additional capital will be raised by the public or private sale of equity securities of the Company. While management is unable to determine such amounts definitively, depending upon the outcome of Boomerang’s marketing efforts, the Company estimates that it may require up to an additional $2,500,000 during the fiscal year ended September 30, 2008 to fund its current level of operations. Although these funds are intended to be raised from the sale of the Company’s securities, the Company has not made any specific arrangements with respect to raising this capital. The failure to obtain these funds may impair the ability of the Company to meet its business objectives. There can be no assurance that any financings undertaken will not result in further material dilution to the Company’s existing stockholders.

RESULTS OF OPERATIONS
FISCAL QUARTER ENDED DECEMBER 31, 2007 COMPARED WITH FISCAL QUARTER ENDED DECEMBER 31, 2006
Other operations expenses were $253 during the first three months of fiscal 2008 compared with $0.00 during the first three months of fiscal 2007.
General and administrative expenses were $90,151 during the first three months of fiscal 2008 compared with $2,449 during the first three months of fiscal 2007, for an increase of $87,702. This is primarily as a result of the Company’s merger with Boomerang Systems, Inc.
Depreciation and amortization was $0 during the first three months of fiscal 2008 compared to $525 during the first three months of fiscal 2009. The decrease is primarily the result of assets reaching their fully depreciated value and the sale of the companies remaining fixed assets in fiscal year 2007.
Interest expense was $7,917 during the first three months of fiscal 2008, compared with $5,324 during the first three months of fiscal 2007. The increase of $2,593 was primarily the result of additional debt in the first three months of fiscal 2008.
The Company, SSI, and SwingStation LLC entered into an asset purchase agreement dated October 5, 2006 pursuant to which SSI agreed to sell to SwingStation LLC all its assets, consisting of inventory, digital video recording systems, software, trademarks, service marks and all other related intellectual property. As consideration for the purchase of the assets SwingStation LLC agreed to assume approximately $91,488 of liabilities of SSI and $103,755 of liabilities of the Company, including approximately $53,750 owed to Theodore M. Swartwood, a former Director and former President of the Company and of SSI, approximately $41,185 owed to The Pointer Group LLC, a consulting business owned by Thomas M. Swartwood who is Theodore M. Swartwood’s brother, and $30,320 owed to T. Marshall Swartwood who is Theodore M. Swartwood’s father. In addition SwingStation LLC agreed to issue to the Company a warrant to purchase 10% of SwingStation LLC. The Company recognized a non-cash gain of $177,701.
OFF BALANCE SHEET ARRANGEMENTS
There were no off-balance sheet arrangements during the fiscal quarter ended December 31, 2007 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996
     With the exception of historical matters, the matters discussed in this Report are “forward-looking statements” as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding the Company’s plans and objectives relating to its acquisition of the business activities of Boomerang, the success of Boomerang in pursuing its business activities and the ability of the Company to raise additional capital and the adequacy of that capital to fund the Company’s proposed business plans and objectives. The Company’s ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured. Under such circumstance, an investor’s entire investment will be in jeopardy and may be lost. The Company’s business plan has evolved over time and the Company expects that its plans will evolve further in the future. These changes create additional risks and uncertainties to the investor. The Company’s inability to meet its plans and objectives or the consequences to it from adverse developments in general economic or capital market conditions and its inability to raise additional capital could have a material adverse effect on it. The Company cautions investors that various risk factors accompanying those forward-looking statements are described, among other places, under the caption “Risk Factors” herein. They are also described in the Company’s Annual Reports on Form 10-KSB, it’s Quarterly Reports on Form 10-QSB, and its Current Reports on Form 8-K. These risk factors could cause the Company’s operating results, financial condition and ability to fulfill its plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect its financial condition and its ability to pursue its business strategy and plans.
RISK FACTORS
An investment in the Company’s securities involves a high degree of risk, including, but not necessarily limited to, the risk factors described below. Each prospective investor should carefully consider the following risk factors inherent in and affecting the Company and its business before making an investment decision to purchase the Company’s securities.
     The Company Has Limited Current Revenues and Has a Severe Shortage of Capital. Boomerang was organized in January 2007 and is in the early stage of developing its business plan and operations and has a very limited history of operations. Through September 30, 2007, Boomerang had realized no revenues from the sale of its automated parking and self-storage systems. Since its inception in January 2007 through September 30, 2007, it has had $-0- revenues, accumulated losses of $1,504,687 and it has total liabilities of $341,338. Subsequent to September 30, 2007, Boomerang entered into an agreement to sell one automated storage system. As a result of Boomerang’s limited operating history, Boomerang has limited meaningful historical financial data upon which an evaluation of its current business plans and its prospects can be based. Boomerang’s anticipated expense levels in the future are based in part on its expectations as to the subjective views of its management as to the market for its automated parking and self-storage systems.
     There are Questions As to the Company’s Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report

Concerning These Questions. The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a loss in fiscal 2007 of $2,450,880 and net loss for the first three months of fiscal 2008 in the amount of $98,321. The Company had a working capital deficiency at December 31, 2007 of $627,732. The Company had a negative cash flow from operations during the first three months of fiscal 2008 and in fiscal 2007 of $71,075 and $144,657, respectively. As of December 31, 2007, the Company’s current liabilities exceeded its current assets by $627,732. All the foregoing factors lead to questions concerning the Company’s ability to meet its obligations as they come due. The Company has financed its activities using private debt and equity financings. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company’s assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.
     The independent accountants’ report on the Company’s financial statements as of and for the year ended September 30, 2007 includes an explanatory paragraph which states that the Company has no material revenues, has suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.
     The Company May Never Become Profitable. There can be no assurance that Boomerang will have a significant or successful operating history. Boomerang may experience losses, limited or no potential for earnings, limited assets, negative net worth or other characteristics that are indicative of development stage companies. There can be no assurance that after an acquisition by the Company, the business of Boomerang can be operated so as to develop significant revenues and cash flow and become profitable.
     The Company Will Need Additional Capital to Pursue its Business Plans and It May be Unable to Raise that Capital. The Company had cash of $2,963 and current liabilities of $630,695 including accounts payable of $193,939 as of December 31, 2007.
     It is expected that Boomerang’s business activities will require additional capital. It is intended that this additional capital will be raised by the public or private sale of equity securities of the Company. While management is unable to determine such amounts definitively, depending upon the outcome of Boomerang’s marketing efforts, the Company estimates that it may require up to an additional $2,500,000 during the fiscal year ended September 30, 2008 to fund its current level of operations. Although these funds are intended to be raised from the sale of the Company’s securities, the Company has not made any specific arrangements with respect to raising this capital. The failure to obtain these funds may impair the ability of the Company to meet its business objectives. There can be no assurance that any financings undertaken will not result in further material dilution to the Company’s existing stockholders.
     Limited Management Experience in Manufacture and Marketing of Automated Parking and Self-storage Systems. Boomerang is recently organized and its management has limited experience in the manufacturing and marketing of automated parking and self-storage systems. This limited experience can be expected to possibly result in disruptions or inefficiencies in these activities which may adversely affect Boomerang’s activities and our operating results subsequent to the Company’s acquisition of Boomerang. Because of this limited experience, Boomerang may be unable to achieve its goals and objectives in sales of its systems which would result in disappointing revenues and operating results. Mr. Stanley J. Checketts, who will be the Chief Executive Officer of the Company following the acquisition of Boomerang, has various real estate and other interests to which he will devote a portion of his time. Such activities are not expected to interfere with his activities on the Company’s behalf.
     Intense Competition. Management expects that Boomerang will experience intense competition. It can be expected that Boomerang will experience intense competition from others in the manufacturing and marketing of its automated parking and self-storage facilities. Management believes that it has more than ten competitors engaged in the manufacture and marketing of automated parking facilities and a more limited number engaged in the manufacture and marketing of the self-storage facilities. Management expects that many of Boomerang’s competitors will be divisions of large multi-national enterprises and be better capitalized than the Company. Other automated parking and self-storage facilities are available from both domestic and foreign manufacturers, and it can be anticipated that others will seek to enter the market. Manufacturers of automated materials handling warehouse systems may seek to manufacture systems in competition with Boomerang.
     Absence of Patent or Other Protection. Boomerang has not to date been granted any patent protection for its automated trolley-operated parking and self-storage systems and there can be no assurance that, if applied for, any significant patent protection would be granted. Accordingly, Boomerang may have limited protection to prevent others from entering into competition with it. There can be no assurance that Boomerang’s systems may not violate the patent or other proprietary rights of others. If such violations should occur, the Company could be subject to litigation seeking to enjoin the manufacture and sale of the systems, seeking to collect royalties or other monetary damages. The existence of such litigation or the threat of such litigation could disrupt and delay the Company’s ability to pursue its business plans.
     Absence of Market Studies. Other than Boomerang’s initial marketing efforts conducted by its employees, it has not obtained any market studies by outside consultants or others. Accordingly, there are no independent studies performed by non-affiliated persons to support the beliefs of Boomerang’s management as to the likely market for the automated systems Boomerang proposes to manufacture and market. There can be no assurance that the market for these systems will be significant.
     The Requirements of Section 404 of the Sarbanes-Oxley Act of 2002 Require that the Company Undertake an Evaluation of Its Internal Controls That May Identify Internal Control Weaknesses. The Sarbanes-Oxley Act of 2002 imposes new duties on the Company and its executives, directors, attorneys and independent registered public accounting firm. In order to comply with the Sarbanes-Oxley Act, the Company is required to evaluate its internal controls systems to allow management to report on, and its independent auditors to attest to, the Company’s internal controls. The Company has initiated the establishment of the procedures for performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. The Company anticipates being able to fully implement the requirements relating to reporting on internal controls and all other aspects of Section 404 in a timely fashion.

If the Company is not able to implement the reporting requirements of Section 404 in a timely manner or with adequate compliance, the Company’s management and/or its auditors may not be able to render the required certification and/or attestation concerning the effectiveness of the internal controls over financial reporting, the Company may be subject to investigation and/or sanctions by regulatory authorities, such as the Securities and Exchange Commission or the NASD, Inc., and its reputation may be harmed. Any such action could adversely affect the Company’s financial results and the market price of its common stock.
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
     Possible Future Issuances of Additional Shares that are Authorized May Dilute the Interests of Stockholders. The Company’s Articles of Incorporation currently authorize its Board of Directors to issue up to 35,000,000 shares of Common Stock and 1,000,000 shares of undesignated Preferred Stock. Any additional issuances of any of the Company’s securities will not require the approval of shareholders and may have the effect of further diluting the equity interest of shareholders.
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
ITEM 3. CONTROLS AND PROCEDURES
Under the supervision and with the participation of the Company’s management, including Joseph R. Bellantoni, its chief financial officer and, until February

6, 2008, its President, Mr. Bellantoni undertook an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, Mr. Bellantoni has concluded that such disclosure controls and procedures were effective to ensure (a) that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
Changes in Internal Controls
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 4. EXHIBITS

Exhibit
Number		Description

3.1	(1)	Certificate of Incorporation and Amendment No. 1 thereto (1)

3.2	(2)	Certificate of Amendment dated June 24, 1992 to Certificate of Incorporation. (2)

3.3		Certificate of Amendment filed February 6, 2008 effecting a one-for-fifteen reverse stock split of the registrant’s outstanding Common Stock. (3)

3.4		Certificate of Amendment filed February 6, 2008 effecting an increase in the registrant’s authorized shares of Common Stock. (3)

3.5		Certificate of Ownership and Merger filed February 6, 2008 effecting a change in the Registrant’s corporate name to Boomerang Systems, Inc. (3)

3.6		Second Restated and Amended Bylaws adopted by Registrant’s Board of Directors on November 28, 2007 (4)

14		Code of Ethics (5)

31.1		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

31.2		Certification of President Pursuant to Rule 13a-14(a)

32.1		Certification of Chief Financial Officer Pursuant to Section 1350 (Furnished but not filed).

32.2		Certification of President Pursuant to Section 1350 (Furnished but not filed)

(1)	Filed as an exhibit to the Registration Statement on Form S-1(File No. 2-66471)

(2)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended September 30, 1992.

(3)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed February 7, 2008.

(4)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed December 5, 2007.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2003.

SIGNATURES
     In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.
Dated: February 14, 2008	By:	/s/ Christopher Mulvihill
President

Dated: February 14, 2008	By:	/s/ Joseph R. Bellantoni
Joseph R. Bellantoni
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)