Form 10QSB
period 2008-03-31
Boomerang Systems, Inc.
filed 2008-05-23
CIK 314712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________

Commission file number 0-10176

BOOMERANG SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	22-2306487
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

355 Madison Avenue, Morristown, NJ	07960
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class - Common Stock, $0.001 par value
16,490,362 shares Outstanding at May 23, 2008

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

BOOMERANG SYSTEMS, Inc. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC.)

FORM 10-QSB
QUARTER ENDED March 31, 2008

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The attached unaudited financial statements of Boomerang Systems, Inc. and its wholly owned subsidiaries (the “Company”) reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

	Condensed consolidated balance sheets	3-4

	Condensed consolidated statements of operations	5-6

	Condensed consolidated statements of cash flows	7-8

	Notes to condensed consolidated financial statements	9-15

Item 2.	Management’s Discussion and Analysis or Plan of Operation	16-23

Item 3.	Controls and Procedures	24

PART II
OTHER INFORMATION

Item 4.	Unregistered Sales of Securities and Use of Proceeds	25

Item 5.	Exhibits	26

ITEM 1. FINANCIAL STATEMENTS

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	MARCH 31, 2008	SEPTEMBER 30, 2007

	(Unaudited)	(See note below)

Current assets:
Cash and cash equivalents	$363,341	$3,721
Accounts receivable	268,997	0

Costs and estimated earned profits in excess of billings on uncompleted contracts	117,372	0

Inventories	1,999	0

Prepaid expenses and other assets	27,325	0

Total current assets	779,034	3,721

Property and equipment, net	211,000	0

Total assets	$990,034	$3,721

Note: The balance sheet at September 30, 2007, has been taken from the audited financial statements at that date and condensed.

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

	MARCH 31, 2008	SEPTEMBER 30, 2007

	(Unaudited)	(See note below)

Current Liabilities:
Accounts payable and accrued liabilities	$1,190,907	$166,693
Debt, current portion	920,213	366,439
Billings in excess of costs and estimated earned profits of uncompleted contracts	18,527	0

Total current liabilities	2,129,647	533,132

Long-term Liabilities:
Debt	131,842	0

Total long-term liabilities	131,842	0

Total liabilities	2,261,489	533,132

Commitments and Contingencies:

Stockholders’ deficit:
Common stock, $0.001 par value; authorized 35,000,000 Shares; issued and outstanding 16,490,362 shares at March 31, 2008 and 1,157,029 at September 30, 2007	16,490	1,157
Additional paid-in-capital	2,639,273	11,836,653
Accumulated deficit	(3,927,218)	(10,966,308)
Less: 0 shares held in treasury at March 31, 2008 and 4,502 at September 30, 2007	0	(1,400,913)

Total stockholders’ deficit	(1,271,455)	(529,411)

Total liabilities and stockholders’ deficit	$990,034	$3,721

Note: The balance sheet at September 30, 2007, has been taken from the audited financial statements at that date and condensed. The September 30, 2007 shares and share dollar amount reflect the 1 for 15 reverse split.

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007

Revenues:
System Sales	$561,442	$0

Total revenues	561,442	0

Cost of goods sold	625,854	0

Gross profit	(64,412)	0

Expenses:
Other operations	1,943	0
Sales and marketing	561,398	0
General and administrative expenses	775,275	41,668
Research and development expense	881,721	0
Depreciation and amortization	10,780	1,049

Total expenses	2,231,117	42,717

Loss from operations	(2,295,529)	(42,717)

Other income (expenses):
Interest income	6,515	0
Interest expense	(23,902)	(12,572)
Gain on Sale of SwingStation Assets	0	177,701

Total other income (loss)	(17,387)	165,129

Income (Loss) before provision for income taxes	(2,312,916)	122,412
Provision for Income Taxes	0	3,782

Net income (loss)	$(2,312,916)	$118,630

Basic net income (loss) per common share	$(0.40)	$0.01
Diluted net income (loss) per common share	$(0.37)	$0.01

Weighted average number of shares – basic	5,765,408	9,655,441
Diluted weighted average number of shares	6,321,371	12,746,100

Note: The six months ended March 31, 2007 weighted average and diluted weighted average number of shares has been changed to reflect the 1 for 15 reverse stock split.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
Revenues:
System Sales	$392,806	$0

Total revenues	392,806	0

Cost of goods sold	392,806	0

Gross profit	0	0

Expenses:
Other operations	1,943	0
Sales and marketing	351,190	0
General and administrative expenses	367,730	39,219
Research and development expense	238,216	0
Depreciation and amortization	6,418	525

Total expenses	965,497	39,744

Loss from operations	(965,497)	(39,744)

Other income (expenses):
Interest income	4,264	0
Interest expense	(14,126)	(7,248)
Gain on Sale of SwingStation Assets	0	2,820

Total other income (loss)	(9,862)	(4,428)

Loss before provision for income taxes	(975,359)	(44,172)
Provision for Income Taxes	0	3,782

Net Loss	$(975,359)	$(47,954)

Basic net loss per common share	$(0.09)	$0.00
Diluted net loss per common share	$(0.08)	$0.00

Weighted average number of shares – basic	10,424,429	9,655,441
Diluted weighted average number of shares	11,542,464	15,905,441

Note: The three months ended March 31, 2007 weighted average and diluted weighted average number of shares has been changed to reflect the 1 for 15 reverse stock split.

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net income (loss)	$(2,312,916)	$118,630
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:

Depreciation and amortization	10,780	1,049
Gain on Sale of SwingStation Assets	0	(177,701)

Changes in assets and liabilities:
Increase in accounts receivable	(268,997)	0
Increase in costs and estimated earned profits in excess of billings and uncompleted contracts	(117,372)	0
Increase (decrease) in prepaid and other assets	(27,325)	75
Increase in inventory	(1,999)	0
Increase (decrease) in accounts payable and accrued liabilities	1,024,214	(19,901)
Increase in billings in excess of costs and estimated earned profits of uncompleted contracts	18,527	0

Net cash (used in) operating activities	(1,675,088)	(77,848)

Cash Flow from Investing Activities:
Property and equipment	(221,780)	0

Net Cash (used in) Investing Activities	(221,780)	0

Cash flows from financing activities:
Issuance of common stock	1,570,872	0
Additional borrowings	685,616	150,000

Net cash provided by financing activities	2,256,488	150,000

Increase in cash and cash equivalents	359,620	72,152
Cash and cash equivalents balance, beginning of period	3,721	578

Cash and cash equivalents balance, end of period	$363,341	$72,730

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
SUPPLEMENTARY SCHEDULE OF NON-CASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007

Sale of SwingStation Assets

Debt	$0	$28,048
Accounts payable & accrued liabilities	0	167,194
Receivables	0	(8,075)
Inventory	0	(8,790)
Equipment	0	(676)
Gain on sale	0	(177,701)

Subtotal	0	0

Reverse merger with Boomerang (Note 15)
Accumulated deficit	(9,352,006)	0
Common stock	(200,000)	0
Additional paid in capital	10,952,919	0
Treasury stock	(1,400,913)	0

Subtotal	0	0

Reverse stock split:
Common stock	230,865	0
Additional paid in capital	(230,865)	0

Subtotal	0	0

Total Non-Cash Operating, Investing and Financing Activities	$0	$0

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

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

On February 6, 2008, the Company (formerly named Digital Imaging Resources, Inc. (“Digital”)) completed the acquisition (the “Acquisition”) of the business, assets and liabilities of Boomerang Systems Inc., a Utah corporation (“Boomerang”), by the merger of the Utah corporation into a wholly owned subsidiary of the Company. The Company issued as consideration for the acquisition 13,333,334 shares (on a post one-for-fifteen reverse split basis) of its Common Stock. Closing of the merger was subject to (i) the completion of a private placement of 2,000,000 post-split shares of Common Stock of the Company pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) resulting in net proceeds to Boomerang of approximately $1,700,000, (ii) the completion of a one-for-fifteen reverse stock split of the Company’s outstanding shares, and (iii) completion by the Company of all filing requirements under the Securities Exchange Act of 1934, as amended, and the passage of all notice periods.

Concurrently with the closing of the acquisition, the Company changed its corporate name to Boomerang Systems, Inc.

The Company, through its wholly owned subsidiary, Boomerang, which it acquired in February 2008, is engaged in the design, development, and marketing of automated racking and retrieval systems for automobile parking and automated racking and retrieval of containerized self-storage units.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008 and September 30, 2007, the results of operations for the six months ended March 31, 2008 and 2007, and cash flows for the six months ended March 31, 2008 and 2007. Operating results for the six months ended March 31, 2008, are not necessarily indicative of the results which may be expected for the year ending September 30, 2008. These statements should be read in conjunction with Form 10-KSB for fiscal 2007 which is on file with the Securities and Exchange Commission.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

Note 2 - GOING CONCERN:

The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2007 of $2,450,880. For the first six months of fiscal 2008, the Company incurred a net loss of $2,312,916. The Company had negative cash flow from operations for the first six months of fiscal 2008 and during the year ended September 30, 2007 in the amount of $1,675,088 and $144,657, respectively. As of March 31, 2008 and September 30, 2007, the Company’s liabilities exceeded its assets by $1,271,455 and $529,411, respectively.

These factors create uncertainty whether the Company can continue as a going concern. The Company’s plans to mitigate the effects of the uncertainties of the Company’s continued existences are: 1) to raise additional equity capital and 2) to develop a business plan which will generate positive operating cash flow. Management believes that these plans can be effectively implemented in the next twelve-month period.

NOTE 3 - RELATED PARTY TRANSACTIONS:

Prior to the completion of the Acquisition, the holder of Boomerang’s outstanding capital stock was Boomerang Systems Holdings, Inc. (“Holdings”). Certain persons, who are the beneficial holders of the outstanding stock of Holdings are also members or stockholders of other entities that are parties to agreements with Boomerang. HSK Funding, Inc., Lake Isle Corp. and Venturetek, LP, who are beneficial holders of shares of the Company and stockholders of Holdings, are also the members of B&G Management, LLC (“B&G”). A majority-owned subsidiary of B&G, S&S Worldwide, Inc. (“S&S”) has, since Boomerang’s inception, provided Boomerang with consulting services and purchased for resale to Boomerang the parts and components used in the manufacture and construction of the two existing Boomerang automated parking and self-storage pilot systems and utilized in Boomerang’s research and development activities. The services, parts, components and other activities of S&S have been charged by S&S to Boomerang based on the actual cost to S&S of the time and materials plus an override of 5%. Through December 31, 2007 charges to Boomerang by S&S, including the 5% override were approximately $801,361. During the quarter ended March 31, 2008, $122,416 of this balance was paid down. As of March 31, 2008, $678,946 is outstanding to S&S to be paid from Boomerang. Except for limited purchases from S&S, Boomerang is purchasing parts, components and other services directly.

Mr. Stanley J. Checketts (“Checketts”), the Company’s Chief Executive Officer, was the founder of S&S and is its Chief Executive Officer.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS: (continued)

SB&G Properties, L.C. (“SB&G”), a wholly-owned subsidiary of Holdings, is the landlord under a lease entered into with Boomerang dated October 1, 2007, relating to premises located at 324 West 2500 North, Building A, Logan, Utah. The term of the lease is for one year renewable for an additional one year at a fixed annual rent of $260,610 plus real property and school taxes. Of the annual rental, payment of $36,088 has been deferred until October 1, 2008. In addition, Boomerang is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities.

Stan Checketts Properties, L.C., whose sole owner is Mr. Stanley J. Checketts, is the landlord under a lease entered into with Boomerang dated October 1, 2007 for premises located at 324 West 2500 North, Building B, Logan, Utah. The term of the lease is for one year renewable for an additional one year at a fixed annual rent of $157,680 plus real property and school taxes. Of the fixed annual rent, payment of $24,030 of rent has been deferred until October 1, 2008. In addition, Boomerang is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 18,000 square foot leased premises are also used for Boomerang’s manufacturing activities.

Boomerang also leases on a month-to-month basis approximately 743 square feet of office space at 355 Madison Avenue, Morristown, New Jersey from St. Mark’s Associates. The rental is $1,362 per month and Boomerang is obligated to maintain the premises. Mr. Gene Mulvihill (“Mulvihill”), the father of Christopher Mulvihill, the President of the Company, is a partner of St. Mark’s Associates.

SB&G is obligated on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $881,250, bearing interest at 7.845% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang. Boomerang, along with Messrs. Mulvihill, Checketts, and Burton Koffman (“Koffman”), the father of David Koffman, a member of the Board of Directors, are the joint and several guarantors of the promissory note.

Holdings and each of Messrs. Mulvihill and Koffman are the guarantors of a financing lease entered into on September 1, 2007 between Boomerang and a non-affiliated bank. The lease relates to certain equipment used by Boomerang in its manufacturing operations. The total cost of the equipment was approximately $900,000. The rental is payable in sixty monthly installments of approximately $12,750. Boomerang has the option to purchase the equipment at the conclusion of the lease term for approximately $315,000 which amount is the parties’ pre-determined fair market value of the equipment at the conclusion of the lease.

J and A Financing, Inc., also affiliated with Messrs. Mulvihill and Koffman have guaranteed two loans to Boomerang from a non-affiliated bank, totaling $500,000 as of March 31, 2008.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS: (continued)

The Company issued warrants to purchase common stock during the fiscal six months ended March 31, 2008 to certain of its officers and Directors, including: Joseph Bellantoni, the Company’s Principal Financial Officer, was issued a non-statutory option to purchase 350,000 shares at an exercise price of $.90 per share. Ami Abramson, a Vice President, was issued a non-statutory option to purchase 350,000 shares at an exercise price of $.90 per share. Paul Donohue, a member of the Board, was issued a non-statutory option to purchase 25,000 shares at an exercise price of $.90 per share. Guy Jardine, the Company’s Principal Operating Officer, was issued a non-statutory option to purchase 150,000 shares at an exercise price of $.90 per share.

NOTE 4 - INVENTORY:

Inventories consisting of parts, materials, and assemblies are stated at the lower of cost or market. Cost is determined using the weighted average cost method.

NOTE 5 - REVENUE RECOGNITION:

Revenues from manufacturing contracts are mainly recognized using the percentage-of-completion method of accounting. Under this method, revenues earned are primarily recorded based on the contract. Contract costs include all direct material, labor, freight, and equipment costs, and those indirect costs related to contract performance such as indirect labor, overhead, supplies, shop, and tool costs. Selling, general, and administrative costs are charged to expense when incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, inclusive of those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and will be recognized in the period in which the changes are determined. The asset “Costs and estimated earned profits in excess of billings on uncompleted contracts” represents revenues recognized in advance of amounts billed. The liability “Billings in excess of costs and estimated earned profits on uncompleted contracts” represents billings in advance of revenues recognized and contemplated losses on contracts in progress.

NOTE 6 - COSTS IN EXCESS OF BILLINGS/BILLINGS IN EXCESS OF COSTS:

The Company enters into contracts for the construction of Racking and Retrieval Systems and generally recognizes revenue on the percentage-of-completion method. The Company entered into two contracts for $1,128,140 in 2008.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 6 - COSTS IN EXCESS OF BILLINGS/BILLINGS IN EXCESS OF COSTS: (continued)

Information with respect to uncompleted contracts at March 31, 2008:

2008

Accumulated costs and estimated earnings on Uncompleted contracts	$542,915
Less Billings	(444,070)

Included in the accompanying consolidated Balance sheets under the following captions:

Costs and estimated earned profits in excess Of billings on uncompleted contracts	117,372
Billings in excess of costs and estimated Earned profits on uncompleted contracts	(18,527)

Net Costs to Billings	98,845

NOTE 7 - ACCOUNTS RECEIVABLE:

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

For the period ended March 31, 2008, the Allowance for Doubtful Accounts was $0.

NOTE 8 - PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets. Depreciation and amortization for the six months ended March 31, 2008 and 2007 was $10,780 and $1,049, respectively.

NOTE 9 - RESEARCH AND DEVELOPMENT:

Pursuant to SFAS No. 2, research and development costs are expensed as incurred.

NOTE 10 - ADVERTISING:

Advertising costs amounted to $212,878 and $0 for the six months ended March 31, 2008 and 2007, respectively. Advertising costs are expensed as incurred.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 11 - USE OF ESTIMATES:

Management of the Company has made estimates and assumptions relating to reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

NOTE 12 - DEBT:

On November 20, 2007 the Company, through its wholly own subsidiary Boomerang Sub (“Sub”), entered into a loan agreement with a non-affiliated bank in the amount of $200,000. The loan bears interest at 7.05%, and is due on May 21, 2008. On December 11, 2007 the Company entered into a second loan agreement with a non-affiliated bank through Sub for $300,000 at an interest rate of 7%. This loan was paid back on February 11, 2008 out of the proceeds of the private sale of the Company’s securities in February 2008. The Company entered into a third loan with a non-affiliated bank through Sub on January 14, 2008 for $300,000 with an interest rate of 6.458% which was due on April 14, 2008. This loan was extended to July 14, 2008.

Sub also entered into a capital lease with a non-affiliated bank on December 28, 2007 for $135,675. The terms are for 60 monthly payments of $2,651 with a purchase price of $1.00 at the end of the lease.

NOTE 13 - COMMON STOCK:

Concurrently with the closing of the Acquisition, the Company issued as consideration 200,000,000 pre-reverse split shares (13,333,334 shares on a post one-for-fifteen reverse split basis) of its Common Stock, the completed private sale of 30,000,000 pre-reverse split shares (2,000,000 post-split shares) of Common Stock resulting in net proceeds to the Company of approximately $1,700,000, and completed one-for-fifteen reverse stock split of the Company’s outstanding shares. In addition, the Company changed its corporate name to Boomerang Systems, Inc.

The Company issued options and warrants to purchase common stock during the fiscal six months ended March 31, 2008, comprised of: (i) ten-year non-statutory options to purchase 1,000,667 shares exercisable at $.90 per share; (ii) five-year non-statutory options to purchase 507,019 shares exercisable at $.90 per share; and (iii) five-year warrants to purchase 50,000 shares exercisable at $1.20 per share; for a total of 1,557,686 shares.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 14 - MERGER:

On February 6, 2008, the Company completed the Acquisition (see Notes 1 and 13 to Notes to Condensed Consolidated Financial Statements). The transaction is considered to be a reverse takeover of Digital by Boomerang, as the former shareholders of Boomerang will own approximately 80.9% of the combined company. This transaction was handled in accordance with reverse take-over accounting.

NOTE 15 - COMMITMENTS AND CONTINGENCIES:

SB&G is obligated on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $881,250, bearing interest at 7.845% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang. Boomerang, along with Messrs. Mulvihill, Checketts, and Koffman, are the joint and several guarantors of the promissory note.

NOTE 16 - SUBSEQUENT EVENTS:

The Company extended, the maturity date of the loan agreement in the principal amount of $300,000 with a non-affiliated bank from April 14, 2008 to July 14, 2008. The interest rate on this loan decreased to 5%.

In May 2008, the company entered into two loan agreements with J & A Financing, Inc., for an aggregate of $400,000. The loans bear an interest at 9% and are due on demand.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates we use to prepare the consolidated financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

Principles of consolidation – The accompanying consolidated financial statements include the accounts of Boomerang Systems Inc. and its wholly owned subsidiaries (collectively, the “Company”). All significant inter company transactions have been eliminated.

Cash – We maintain cash in bank accounts which may, at times, exceed federally insured limits. We have not experienced any loss on these accounts.

Accounts receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

For the period ended March 31, 2008, the Allowance for Doubtful Accounts was $0.

Property and equipment – Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets.

Revenue recognition – Revenues from manufacturing contracts are mainly recognized using the percentage-of-completion method of accounting. Under this method, revenues earned are primarily recorded based on the contract. Contract costs include all direct material, labor, freight, and equipment costs, and those indirect costs related to contract performance such as indirect labor, overhead, supplies, shop, and tool costs. Selling, general, and administrative costs are charged to expense when incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, inclusive of those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and will be recognized in the period in which the changes are determined. The asset “Costs and estimated earned profits in excess of billings on uncompleted contracts” represents revenues recognized in advance of amounts billed. The liability “Billings in excess of costs and estimated earned profits on uncompleted contracts” represents billings in advance of revenues recognized and contemplated losses on contracts in progress.

Research and development – Pursuant to SFAS No. 2, research and development costs are expensed as incurred.

Inventories – Inventories consisting of parts, materials, and assemblies are stated at the lower of cost or market. Cost is determined using the weighted average cost method.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 2008, the Company had net loss of $2,312,916. Included in net loss is depreciation of $10,780, a non-cash expense.

During the first six months of fiscal 2008, changes in assets and liabilities primarily included a increase in cash and cash equivalents resulting from an increase in accounts receivable of $268,997, an increase in inventory of $1,999, an increase in costs and estimated earned profits in excess of billings and uncompleted contracts of $117,372, and an increase in prepaid and other assets of $27,325, offset by an increase in cash resulting of an increase of accounts payable and accrued liabilities of $1,024,214 and an increase in billings in excess of costs and estimated earned profits of uncompleted contracts of $18,527. After reflecting the net changes in assets and liabilities, net cash used by operations was $1,675,088.

Cash used in investing activities of $221,780 was used for the purchase of property and equipment.

During the first six months of fiscal 2008, financing activities provided net cash from additional borrowings of $685,616 and net cash from the issuance of common stock of $1,570,872. Accordingly, net cash provided by financing activities was $2,256,488.

Accordingly, during the first six months of fiscal 2008, the Company’s cash and cash equivalents increased by $359,620.

It is expected that Boomerang’s business activities will require additional capital. It is intended that this additional capital will be raised by the public or private sale of equity securities of the Company, or debt. While management is unable to determine such amounts definitively, depending upon the outcome of Boomerang’s marketing efforts; the Company estimates that it may require up to an additional $1,500,000 during the fiscal year ended September 30, 2008 funding its current level of operations. Although these funds are intended to be raised from the sale of the Company’s securities, or debt the Company has not made any long term arrangements with respect to raising this capital. Subsequent to March 31, 2008, the Company entered into two loan agreements with J &A Financing, Inc. for an aggregate of $400,000. The loans bear interest at 9% and are due on demand. The failure to obtain these funds may impair the ability of the Company to meet its business objectives. There can be no assurance that any financings undertaken will not result in further material dilution to the Company’s existing stockholders.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED MARCH 31, 2008 COMPARED WITH FISCAL QUARTER ENDED MARCH 31, 2007

Total revenues were $561,442 and $0 during the first six months of fiscal 2008 and 2007, respectively. The increase is the result of the sale of a racking and retrieval systems for containerized self-storage units in 2008, with a sales price of $788,140. Revenues are recognized using the percentage-of-completion method. As of March 31, 2008, the Company recognized approximately 71.24% of the revenues on this contract.

The Cost of Goods Sold were $625,854 and $0 during the first six months of fiscal 2008 and 2007, respectively. The increase is the result of the direct cost associated with the sale of a racking and retrieval systems for containerized self-storage units in 2008. Expenses are recognized using the percentage-of-completion method. As of March 31, 2008, the Company recognized expenses on the contract utilizing the percentage-of-completion method of 71.24% in the amount of $625,854, including a loss provision in the amount of $64,412. This loss provision is based on estimated cost to complete this contract in the aggregate amount of $852,552.

Other operations expenses were $1,943 during the first six months of fiscal 2008 compared with $0 during the first six months of fiscal 2007, for an increase of $1,943.

Sales and Marketing were $561,398 during the first six months of fiscal 2008 compared with $0 during the first six months of fiscal 2007, for an increase of $561,398. The increase is the result of sales and marketing of the racking and retrieval systems, which include advertising expenses of $212,878. In addition, as of March 31, 2008, the Company employed four full time salesmen, which are recorded under Sales and Marketing expense.

General and administrative expenses were $775,275 during the first six months of fiscal 2008 compared with $41,668 during the first six months of fiscal 2007, for an increase of $733,607. This increase is primarily the result of additional administrative expenses in connection with the development and construction of the Company’s automated racking and retrieval systems, including two part time and five full time employees.

Research and Development expenses were $902,251 during the first six months of fiscal 2008 compared with $0 during the first six months of fiscal 2007, for an increase of $902,251. This increase is a result of the company’s research and development of racking and retrieval systems, which includes the development and construction of two automated racking and retrieval systems prototypes for automobile parking and one automated racking and retrieval system prototype of containerized self-storage units. In addition, the Company employed fifteen full time employees who are recorded under Research and Development expense.

Depreciation and amortization was $10,780 during the first six months of fiscal 2008 compared to $1,049 during the first six months of fiscal 2007, for an increase of $9,731. This increase is the result of the purchase of additional assets in fiscal 2008.

Interest income was $6,515 during the first six months of fiscal 2008, compared with $0 during the first six months of fiscal 2007, for an increase of $6,515.

Interest expense was $23,902 during the first six months of fiscal 2008, compared with $12,572 during the first six months of fiscal 2007, for an increase of $11,330. This increase is the result of additional borrowings.

In 2007, the company realized a gain on the sale of SwingStation Assets in the amount of $177,701.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the fiscal quarter ended March 31, 2008 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

           The Company Has Limited Current Revenues and Has a Severe Shortage of Capital. Boomerang was organized in January 2007 and is in the early stage of developing its business plan and operations and has a very limited history of operations. Since its inception, through March 31, 2008, Boomerang had realized $561,442 from the sale of its one contract of a self-storage system, which had a contract price of $788,140. As a result of Boomerang’s limited operating history, Boomerang has limited meaningful historical financial data upon which an evaluation of its current business plans and its prospects can be based. Boomerang’s anticipated expense levels in the future are based in part on its expectations as to the subjective views of its management as to the market for its automated parking and self-storage systems.

          There are Questions As to the Company’s Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions. The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a loss in fiscal 2007 of $2,450,880 and net loss for the first six months of fiscal 2008 in the amount of $2,312,916. The Company had a working capital deficiency at March 31, 2008 of $1,350,613. The Company had a negative cash flow from operations during the first six months of fiscal 2008 and in fiscal 2007 of $1,675,088and$144,657, respectively. As of March 31, 2008, the Company’s liabilities exceeded its assets by $1,271,455. All the foregoing factors lead to questions concerning the Company’s ability to meet its obligations as they come due. The Company has financed its activities using private debt and equity financings. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company’s assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

          The independent accountants’ report on the Company’s financial statements as of and for the year ended September 30, 2007 includes an explanatory paragraph which states that the Company has no material revenues, has suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

          The Company May Never Become Profitable. There can be no assurance that the Company, including Boomerang, will have a significant or successful operating history. The Company may experience losses, limited or no potential for earnings, limited assets, negative net worth or other characteristics that are indicative of development stage companies. There can be no assurance that after an acquisition by the Company, the business of Boomerang can be operated so as to develop significant revenues and cash flow and become profitable.

          The Company Will Need Additional Capital to Pursue its Business Plans and It May be Unable to Raise that Capital. The Company had cash of $363,341 and current liabilities of $2,129,647 including accounts payable of $1,190,907 as of March 31, 2008.

          It is expected that the Company’s business activities will require additional capital. It is intended that this additional capital will be raised by the public or private sale of equity securities of the Company, or debt. While management is unable to determine such amounts definitively, depending upon the outcome of the Company’s marketing efforts; the Company estimates that it may require up to an additional $1,500,000 during the fiscal year ended September 30, 2008 funding its current level of operations. Although these funds are intended to be raised from the sale of the Company’s securities, or debt, the Company has not made any long term arrangements with respect to raising this capital. Subsequent to March 31, 2008, the Company entered into two loan agreements with J and A Financing Inc. for an aggregate of $400,000. The loans bear interest at 9 % and are due on demand. The failure to obtain these funds may impair the ability of the Company to meet its business objectives. There can be no assurance that any financings undertaken will not result in further material dilution to the Company’s existing stockholders.

          Limited Management Experience in Manufacture and Marketing of Automated Parking and Self-storage Systems. The Company has only recently entered the business of manufacturing and marketing of automated parking and self-storage systems and its management has limited experience in the manufacturing and marketing of automated parking and self storage systems. This limited experience can be expected to possibly result in disruptions or inefficiencies in these activities which may adversely affect the Company’s activities and its operating results subsequent to the Company’s acquisition of Boomerang. Because of this limited experience, the Company may be unable to achieve its goals and objectives in sales of its systems which would result in disappointing revenues and operating results. Mr. Stanley J. Checketts, is the Chief Executive Officer of the Company following the acquisition of Boomerang, has various real estate and other interests to which he will devote a portion of his time. Such activities are not expected to interfere with his activities on the Company’s behalf.

          Intense Competition. Management expects that the Company will experience intense competition. It can be expected that it will experience intense competition from others in the manufacturing and marketing of its automated parking and self-storage facilities. Management believes that it has more than ten competitors engaged in the manufacture and marketing of automated parking facilities and a more limited number engaged in the manufacture and marketing of the self-storage facilities. Management expects that many of its competitors will be divisions of large multi-national enterprises and be better capitalized than the Company. Other automated parking and self-storage facilities are available from both domestic and foreign manufacturers, and it can be anticipated that others will seek to enter the market. Manufacturers of automated materials handling warehouse systems may seek to manufacture systems in competition with the Company.

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

          Absence of Market Studies. Other than recent initial marketing efforts conducted by the Company’s employees, it has not obtained any market studies by outside consultants or others. Accordingly, there are no independent studies performed by non-affiliated persons to support the beliefs of the Company’s management as to the likely market for the automated systems it intends to manufacture and market. There can be no assurance that the market for these systems will be significant.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls

Under the supervision and with the participation of the Company’s management, including Stanley J. Checketts, its Principal Executive Officer, and Joseph R. Bellantoni, its Principal Financial Officer, the Company undertook an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that such disclosure controls and procedures were effective to ensure (a) that information required to be disclosed by the Company in reports that its files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

Changes in Internal Controls

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 4. UNREGISTERED SALES OF SECURITITES AND USE OF PROCEEDS

On February 6, 2008, the Company completed the following private sales of its securities:

(i)	The Company issued as consideration for the acquisition of Boomerang 13,333,334 shares (on a post one-for-fifteen reverse split basis) of Its Common Stock. The transaction is described above.

(ii)	Completed a private placement of 2,000,000 post-split shares of Common Stock of the Company.

The foregoing transactions were completed as transactions exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) by virtue of Section 4(2) thereof and, with respect to (2) above, in reliance upon Regulation D adopted under the Securities Act.

The private placement resulted in net proceeds to the Company of approximately $1,700,000, which were used to meet ongoing expenses of Boomerang and $300,000 was used for the repayment of indebtedness.

Swartwood Hesse, Inc., received a selling commission of $82,000 and was issued five-year warrants to purchase 50,000 shares of Common Stock at an exercise price of $1.20 per share.

ITEM 5. EXHIBITS

Exhibit Number	Description

3.1(a)	Certificate of Incorporation and Amendment No. 1 thereto (1)

3.1(b)	Certificate of Amendment dated June 24, 1992 to Certificate of Incorporation. (2)

3.2	By-Laws (1)

3.3	Certificate of Amendment filed February 6, 2008 effecting a one-for-fifteen reverse stock split of the registrant’s outstanding Common Stock. (3)

3.4	Certificate of Amendment filed February 6, 2008 effecting an increase in the registrant’s authorized shares of Common Stock. (3)

3.5	Certificate of Ownership and Merger filed February 6, 2008 effecting a change in the Registrant’s corporate name to Boomerang Systems, Inc. (3)

3.6	Second Restated and Amended Bylaws adopted by Registrant’s Board of Directors on November 28, 2007 (4)

14	Code of Ethics (3)

31.1	Certification of President and Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of President and Principal Executive Officer Pursuant to Section 1350 (Furnished but not filed)

32.2	Certification of Principal Financial Officer Pursuant to Section 1350 (Furnished but not filed).

(1)	Filed as an exhibit to the Registration Statement on Form S-1 (File No. 2-66471) of the Company and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 1992 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2003 and incorporated herein by reference.

SIGNATURES

          In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

Dated: May 23, 2008	By:	/s/ Stanley J. Checketts

Stanley J. Checketts
Principal Executive Officer

Dated: May 23, 2008	By:	/s/ Joseph R. Bellantoni

Joseph R. Bellantoni
Principal Financial Officer
and Principal Accounting Officer