Form 10QSB
period 2008-06-30
Boomerang Systems, Inc.
filed 2008-08-01
CIK 314712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Class - Common Stock, $0.001 par value
16,490,362 shares Outstanding at July 20, 2008

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

BOOMERANG SYSTEMS, Inc. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC.)

FORM 10-QSB
QUARTER ENDED June 30, 2008

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The attached unaudited financial statements of Boomerang Systems, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

	Condensed consolidated balance sheets	3-4

	Condensed consolidated statements of operations	5-6

	Condensed consolidated statements of cash flows	7-8

	Notes to condensed consolidated financial statements	9-15

Item 2.	Management's Discussion and Analysis or Plan of Operation	16-25

Item 3.	Controls and Procedures	26

PART II
OTHER INFORMATION

Item 5.	Other Information	27

Item 6.	Exhibits	28

ITEM 1. FINANCIAL STATEMENTS

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	JUNE 30, 2008	SEPTEMBER 30, 2007
	(Unaudited)	(See note below)

Current assets:
Cash and cash equivalents	$12,453	$3,721
Accounts receivable	126,012	0

Costs and estimated earned profits in excess of billings on uncompleted contracts	494,095	0

Inventories	54,609	0

Prepaid expenses and other assets	52,187	0

Total current assets	739,356	3,721

Property and equipment, net	219,479	0

Total assets	$958,835	$3,721

Note: The balance sheet at September 30, 2007, has been taken from the audited financial statements at that date and condensed.

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' DEFICIT

	JUNE 30, 2008	SEPTEMBER 30, 2007
	(Unaudited)	(See note below)

Current Liabilities:
Accounts payable and accrued liabilities	$1,337,308	$166,693
Debt, current portion	1,847,390	366,439
Billings in excess of costs and estimated earned profits of uncompleted contracts	2,739	0
Total current liabilities	3,187,437	533,132

Long-term Liabilities:
Debt	123,985	0
Total long-term liabilities	123,985	0

Total liabilities	3,311,422	533,132

Commitments and Contingencies:

Stockholders’ deficit:
Common stock, $0.001 par value; authorized 35,000,000 Shares; issued and outstanding 16,490,632 shares at June 30, 2008 and 1,157,029 at September 30, 2007	16,490	1,157
Additional paid-in-capital	2,639,273	11,836,653
Accumulated deficit	(5,008,350)	(10,966,308)
Less: 0 shares held in treasury at June 30, 2008 and 4,502 at September 30, 2007	0	(1,400,913)

Total stockholders' deficit	(2,352,587)	(529,411)

Total liabilities and stockholders' deficit	$958,835	$3,721

Note: The balance sheet at September 30, 2007, has been taken from the audited financial statements at that date and condensed. The September 30, 2007 shares and share dollar amount reflect the 1 for 15 reverse split.

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

Revenues:
System Sales	$938,140	$0
Total revenues	938,140	0

Cost of goods sold	1,002,552	0

Gross loss	(64,412)	0

Expenses:
Sales and marketing	795,143	0
General and administrative expenses	1,273,605	73,241
Research and development expense	1,202,248	0
Depreciation and amortization	13,918	1,049
Total expenses	3,284,914	74,290

Loss from operations	(3,349,326)	(74,290)

Other income (expenses):
Interest income	7,706	0
Interest expense	(49,816)	(20,514)
Loss on sale of equipment	0	(6,182)
Gain on Sale of SwingStation Assets	0	177,701
Total other income (loss)	(42,110)	151,005

Income (Loss) before provision for income taxes	(3,391,436)	76,715
Provision for Income Taxes	2,613	3,794

Net income (loss)	$(3,394,049)	$72,921

Basic net income (loss) per common share	$(0.36)	$0.11
Diluted net income (loss) per common share	$(0.32)	$0.09

Weighted average number of shares - basic	9,327,346	643,917
Diluted weighted average number of shares	10,633,032	849,740

Note: The nine months ended June 30, 2007 weighted average and diluted weighted average number of shares has been changed to reflect the 1 for 15 reverse stock split.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

Revenues:
System Sales	$376,698	$0
Total revenues	376,698	0

Cost of goods sold	376,698	0

Gross profit	0	0

Expenses:
Sales and marketing	233,745	0
General and administrative expenses	498,331	31,573
Research and development expense	320,526	0
Depreciation and amortization	3,138	0
Total expenses	1,055,740	31,573

Loss from operations	(1,055,740)	(31,573)

Other income (expenses):
Interest income	1,191	0
Interest expense	(25,915)	(7,942)
Loss on sale of equipment	0	(6,182)
Gain on Sale of SwingStation Assets	0	0
Total other income (loss)	(24,724)	(14,124)

Loss before provision for income taxes	(1,080,464)	(45,697)
Provision for Income Taxes	670	12

Net Loss	$(1,081,134)	$(45,709)

Basic net loss per common share	$(0.07)	$(0.07)
Diluted net loss per common share	$(0.00)	$(0.04)

Weighted average number of shares - basic	16,490,362	643,917
Diluted weighted average number of shares	17,998,048	1,060,363

Note: The three months ended June 30, 2007 weighted average and diluted weighted average number of shares has been changed to reflect the 1 for 15 reverse stock split.

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net income (loss)	$(3,394,049)	$72,921
Adjustments to reconcile net income(loss) to net cash (used in) operating activities:

Loss on sale of equipment	0	6,182
Depreciation and amortization	13,918	1,049
Issuance of common stock for services	0	10,000
Gain on Sale of SwingStation Assets	0	(177,701)

Changes in assets and liabilities:
Increase in accounts receivable	(126,012)	0
Increase in costs and estimated earned profits in excess of billings and uncompleted contracts	(494,095)	0
Increase (decrease) in prepaid and other assets	(52,187)	75
Increase in inventory	(54,609)	0
Increase (decrease) in accounts payable and accrued liabilities	1,170,616	(21,348)
Increase in billings in excess of costs and estimated earned profits of uncompleted contracts	2,739	0
Net cash (used in) operating activities	(2,933,679)	(108,822)

Cash Flows from Investing Activities:
Property and equipment	(233,397)	0
Proceeds from sale of equipment	0	3,001
Net cash (used in) provided by investing activities	(233,397)	3,001

Cash flows from financing activities:
Issuance of common stock	1,570,872	0
Additional borrowings	1,604,936	150,000
Repayment of debt	0	(41,656)
Net cash provided by financing activities	3,175,808	108,344

Increase in cash and cash equivalents	8,732	2,523
Cash and cash equivalents balance, beginning of period	3,721	578

Cash and cash equivalents balance, end of period	$12,453	$3,101

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
SUPPLEMENTARY SCHEDULE OF NON-CASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

Sale of SwingStation Assets
Debt	$0	$28,048
Accounts payable & accrued liabilities	0	167,194
Receivables	0	(8,075)
Inventory	0	(8,790)
Equipment	0	(676)
Gain on sale	0	(177,701)
Subtotal	0	0

Reverse merger with Boomerang
Accumulated deficit	(9,352,006)	0
Common stock	(200,000)	0
Additional paid in capital	10,952,919	0
Treasury stock	(1,400,913)	0
Subtotal	0	0

Reverse stock split:
Common stock	230,865	0
Additional paid in capital	(230,865)	0
Subtotal	0	0

Issuance of Common Stock for
Consulting Services:
Consulting services	0	10,000
Issuance of common stock - par value	0	(200)
Issuance of common stock - Additional Paid-in Capital	0	(9,800)
Subtotal	0	0

Total Non-Cash Operating, Investing and Financing Activities	$0	$0

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The Company was incorporated under the laws of the State of Delaware on October 11, 1979. On November 8, 2004, the Company amended its certificate of incorporation to change its corporate name to Digital Imaging Resources Inc. from Dominion Resources Inc. On February 6, 2008 the Company filed an amendment to its Certificate of Incorporation with the State of Delaware, which effected a change in the Company's name to Boomerang Systems, Inc.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008 and September 30, 2007, the results of operations for the nine months ended June 30, 2008 and 2007, and cash flows for the nine months ended June 30, 2008 and 2007. Operating results for the nine months ended June 30, 2008, are not necessarily indicative of the results which may be expected for the year ending September 30, 2008. These statements should be read in conjunction with Form 10-KSB for fiscal 2007 which is on file with the Securities and Exchange Commission.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

Note 2 - GOING CONCERN:

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2007 of $2,450,880. For the first nine months of fiscal 2008, the Company incurred a net loss of $3,394,049. The Company had negative cash flow from operations for the first nine months of fiscal 2008 and during the year ended September 30, 2007 in the amount of $2,933,679 and $144,657, respectively. As of June 30, 2008 and September 30, 2007, the Company's liabilities exceeded its assets by $2,352,587 and $529,411, respectively.

These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties of the Company's continued existences are: 1) to raise additional equity capital and 2) to develop a business plan which will generate positive operating cash flow. Management believes that these plans can be effectively implemented in the next twelve-month period.

NOTE 3 - RELATED PARTY TRANSACTIONS:

Prior to the completion of the Acquisition, the holder of Boomerang’s outstanding capital stock was Boomerang Systems Holdings, Inc. (“Holdings”). Certain persons, who are the beneficial holders of the outstanding stock of Holdings are also members or stockholders of other entities that are parties to agreements with Boomerang. HSK Funding, Inc., Lake Isle Corp. and Venturetek, LP, who are beneficial holders of shares of the Company and stockholders of Holdings, are also the members of B&G Management, LLC (“B&G”). A majority-owned subsidiary of B&G, S&S Worldwide, Inc. (“S&S”) has, since Boomerang’s inception, provided Boomerang with consulting services and purchased for resale to Boomerang the parts and components used in the manufacture and construction of the two existing Boomerang automated parking and self-storage pilot systems and utilized in Boomerang’s research and development activities. The services, parts, components and other activities of S&S have been charged by S&S to Boomerang based on the actual cost to S&S of the time and materials plus an override of 5%. Through December 31, 2007 charges to Boomerang by S&S, including the 5% override were approximately $801,361. During the two quarters ended June 30, 2008, $151,307 of this balance was paid down. As of June 30, 2008, $650,054 is outstanding to S&S to be paid from Boomerang. Except for limited purchases from S&S, Boomerang is purchasing parts, components and other services directly.

Mr. Stanley J. Checketts (“Checketts”), the Company’s Chief Executive Officer, was the founder of S&S and is its Chief Executive Officer.

SB&G Properties, L.C. (“SB&G”), a wholly-owned subsidiary of Holdings, is the landlord under a lease entered into with Boomerang dated October 1, 2007,

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS: (continued)

relating to premises located at 324 West 2500 North, Building A, Logan, Utah. The term of the lease is for one year renewable for an additional one year at a fixed annual rent of $260,610 plus real property and school taxes. Of the annual rental, payment of $57,740 has been deferred until October 1, 2008. In addition, Boomerang is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities.

Stan Checketts Properties, L.C., whose sole owner is Mr. Stanley J. Checketts, is the landlord under a lease entered into with Boomerang dated October 1, 2007 for premises located at 324 West 2500 North, Building B, Logan, Utah. The term of the lease is for one year renewable for an additional one year at a fixed annual rent of $157,680 plus real property and school taxes. Of the fixed annual rent, payment of $38,448 of rent has been deferred until October 1, 2008. In addition, Boomerang is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 18,000 square foot leased premises are also used for Boomerang’s manufacturing activities.

Boomerang also leases on a month-to-month basis approximately 743 square feet of office space at 355 Madison Avenue, Morristown, New Jersey from St. Mark’s Associates. The rental is $1,362 per month and Boomerang is obligated to maintain the premises. Mr. Gene Mulvihill (“Mulvihill”), the father of Christopher Mulvihill, the President of the Company, is a partner of St. Mark’s Associates.

SB&G is obligated on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $868,552 as of June 30, 2008, bearing interest at 7.845% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang. Boomerang, along with Messrs. Mulvihill, Checketts, and Burton Koffman (“Koffman”), the father of David Koffman, a member of the Board of Directors, are the joint and several guarantors of the promissory note.

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

J and A Financing, Inc., also affiliated with Messrs. Mulvihill and Koffman have guaranteed two loans to Boomerang from a non-affiliated bank, totaling $485,000 as of June 30, 2008.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED June 30, 2008 AND 2007
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS: (continued)

The Company issued warrants to purchase common stock during the fiscal nine months ended June 30, 2008 to certain of its officers and Directors, including: Joseph Bellantoni, the Company's Principal Financial Officer, was issued a non-statutory option to purchase 350,000 shares at an exercise price of $.90 per share. Ami Abramson, a Vice President, was issued a non-statutory option to purchase 350,000 shares at an exercise price of $.90 per share. Paul Donohue, a member of the Board, was issued a non-statutory option to purchase 25,000 shares at an exercise price of $.90 per share. Guy Jardine, the Company's Principal Operating Officer, was issued a non-statutory option to purchase 150,000 shares at an exercise price of $.90 per share.

In May, 2008, the Company executed and delivered to J & A Financing, Inc. a Demand Grid Note with a maximum borrowing availability of $1,500,000. On May 8, 2008 the Company drew down under the Grid Note the sum of $870,000. Interest under the Grid Note accrues at 9% per annum and principal and accrued interest is due on demand. The proceeds of $870,000 were used for working capital and general corporate purposes.

NOTE 4- INVENTORY:

Inventories consisting of parts, materials, and assemblies are stated at the lower of cost or market. Cost is determined using the weighted average cost method.

NOTE 5- REVENUE RECOGNITION:

Revenues from manufacturing contracts are mainly recognized using the percentage-of-completion method of accounting. Under this method, revenues earned are primarily recorded based on the contract. Contract costs include all direct material, labor, freight, and equipment costs, and those indirect costs related to contract performance such as indirect labor, overhead, supplies, shop, and tool costs. Selling, general, and administrative costs are charged to expense when incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, inclusive of those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and will be recognized in the period in which the changes are determined. The asset "Costs and estimated earned profits in excess of billings on uncompleted contracts" represents revenues recognized in advance of amounts billed. The liability “Billings in excess of costs and estimated earned profits on uncompleted contracts" represents billings in advance of revenues recognized and contemplated losses on contracts in progress.

NOTE 6- COSTS IN EXCESS OF BILLINGS/BILLINGS IN EXCESS OF COSTS:

The Company enters into contracts for the construction of Racking and Retrieval Systems and generally recognizes revenue on the percentage-of-completion method. The Company entered into three contracts for $1,278,140 in 2008.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

NOTE 6- COSTS IN EXCESS OF BILLINGS/BILLINGS IN EXCESS OF COSTS: (continued)

Information with respect to uncompleted contracts at June 30, 2008:

2008
Accumulated costs and estimated earnings on Uncompleted contracts	$935,426
Less Billings	(444,070)

Included in the accompanying consolidated Balance sheets under the following captions:

Costs and estimated earned profits in excess Of billings on uncompleted contracts	494,095
Billings in excess of costs and estimated Earned profits on uncompleted contracts	(2,739)
Net Costs to Billings	491,356

NOTE 7- ACCOUNTS RECEIVABLE:

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

For the period ended June 30, 2008, the Allowance for Doubtful Accounts was $0.

NOTE 8- PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets. Depreciation and amortization for the nine months ended June 30, 2008 and 2007 was $13,918 and $1,049, respectively.

NOTE 9- RESEARCH AND DEVELOPMENT:

Pursuant to SFAS No. 2, research and development costs are expensed as incurred.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

NOTE 10- ADVERTISING:

Advertising costs amounted to $312,845 and $0 for the nine months ended June 30, 2008 and 2007, respectively. Advertising costs are expensed as incurred.

NOTE 11- USE OF ESTIMATES:

Management of the Company has made estimates and assumptions relating to reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

NOTE 12- DEBT:

On November 20, 2007 the Company, through its wholly own subsidiary Boomerang Sub (“Sub”), entered into a loan agreement with a non-affiliated bank in the amount of $200,000. The loan bears interest at 7.05%, and is due on May 21, 2008. This loan was extended to August 21, 2008 and now bears an interest rate of 5%. On December 11, 2007 the Company entered into a second loan agreement with a non-affiliated bank through Sub for $300,000 at an interest rate of 7%. This loan was paid back on February 11, 2008 out of the proceeds of the private sale of the Company’s securities in February 2008. The Company entered into a third loan with a non-affiliated bank through Sub on January 14, 2008 for $300,000 with an interest rate of 6.458% which was due on April 14, 2008. This loan was extended to July 14, 2008 and the interest rate was decreased to 5%.

Sub also entered into a capital lease with a non-affiliated bank on December 28, 2007 for $135,675. The terms are for 60 monthly payments of $2,651 with a purchase price of $1.00 at the end of the lease.

In May 2008, the Company entered into a loan agreement with J & A Financing, Inc., for an aggregate of $870,000. The loan bears an interest at 9% and is due on demand.

NOTE 13- COMMON STOCK:

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

The Company issued options and warrants to purchase common stock during the fiscal nine months ended June 30, 2008, comprised of: (i) ten-year non-statutory options to purchase 1,000,667 shares exercisable at $0.90 per share; (ii) five-

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED June 30, 2008 AND 2007
(Unaudited)

NOTE 13- COMMON STOCK: (continued)

year non-statutory options to purchase 507,019 shares exercisable at $0.90 per share; and (iii) five-year warrants to purchase 50,000 shares exercisable at $1.20 per share; for a total of 1,557,686 shares.

NOTE 14- MERGER:

On February 6, 2008, the Company completed the Acquisition (see Notes 1 and 13 to Notes to Condensed Consolidated Financial Statements). The transaction is considered to be a reverse takeover of Digital by Boomerang, as the former shareholders of Boomerang will own approximately 80.9% of the combined company. This transaction was handled in accordance with reverse take-over accounting.

NOTE 15- COMMITMENTS AND CONTINGENCIES:

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

NOTE 16- SUBSEQUENT EVENTS:

A non-affiliated bank loan that was due on July 14, 2008, has been extended to October 14, 2008, with an interest rate of 4.75%.

During July 2008, the Company drew down under the Grid Note an additional $700,000. The proceeds of $700,000 were used for working capital and general corporate purposes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM. 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company’s revenues from manufacturing contracts are mainly recognized using the percentage-of-completion method of accounting. Under this method, revenues earned are primarily recorded based on the contract. Contract costs include all direct material, labor, freight, and equipment costs, and those indirect costs related to contract performance such as indirect labor, overhead, supplies, shop, and tool costs. Selling, general, and administrative costs are charged to expense when incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, inclusive of those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and will be recognized in the period in which the changes are determined. The asset "Costs and estimated earned profits in excess of billings on uncompleted contracts" represents revenues recognized in advance of amounts billed. The liability “Billings in excess of costs and estimated earned profits on uncompleted contracts" represents billings in advance of revenues recognized and contemplated losses on contracts in progress.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 2008, the Company had net loss of $3,394,049. Included in net loss is depreciation of $13,918, a non-cash expense.

During the first nine months of fiscal 2008, changes in assets and liabilities primarily included a decrease in cash and cash equivalents resulting from an increase in accounts receivable of $126,012, an increase in inventory of $54,609, an increase in costs and estimated earned profits in excess of billings and uncompleted contracts of $494,095, and an increase in prepaid and other assets of $52,187, offset by an increase in cash resulting of an increase of accounts payable and accrued liabilities of $1,170,616 and an increase in billings in excess of costs and estimated earned profits of uncompleted contracts of $2,739. After reflecting the net changes in assets and liabilities, net cash used by operations was $2,933,679.

Cash used in investing activities of $233,397 was used for the purchase of property and equipment.

During the first nine months of fiscal 2008, financing activities provided net cash from additional borrowings of $1,604,936 and net cash from the issuance of common stock of $1,570,872. Accordingly, net cash provided by financing activities was $3,175,808.

Accordingly, during the first nine months of fiscal 2008, the Company's cash and cash equivalents increased by $8,732.

The Company intends to seek to raise the sum of $1,500,000 from the private sale of its debt and equity securities. It is presently intended that the securities will be offered in such jurisdictions where the offering may lawfully be made to those persons who purchased the Company’s securities in the Company’s private sale of securities completed in February, 2008 with any unsold securities purchased by certain affiliates of the Company. The securities offered are expected to include $1,500,000 principal amount of the Company’s promissory notes due twelve months from issuance with interest accruing at the rate of 12% per annum payable currently at 1% per month. Issued with the promissory notes are intended to be five-year common stock purchase warrants exercisable at $1.25 per share to purchase an aggregate of 1,500,000 shares of Common Stock, or one warrant for each $1.00 of notes purchased. In the event the promissory notes and any accrued but unpaid interest are not paid at maturity, the holder of the notes will be issued additional five-year common stock purchase warrants exercisable at a per common share exercise price equal to 80% of the average of the last sale prices for the Company’s Common Stock during the most recent ten trading days prior to the date of issuance of the warrants and, in the event last sale prices are unavailable for a full ten trading days, such additional number of trading days immediately prior to such ten trading day period so as to total the most recent ten trading days during which last sale prices are available. The Company’s shares of Common Stock are quoted in the Pink OTC Markets under the trading symbol BMER (www.pinksheets.com/pink). The warrants will be issued at the rate of warrants to purchase 1.5 shares for each dollar of principal and accrued interest that remains unpaid for each 30-day period after maturity of the notes. The offering will only be made to persons who meet the definition of an “accredited investor” under Regulation D of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

The foregoing is not and should not be considered to be an offering of the Company’s securities. The foregoing is for informational purposes only. The securities offered will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absence registration or an applicable exemption from the registration requirements.

There can be no assurance that the capital the Company requires to meet its operating needs will be raised on the above terms or any other terms. If the Company is unsuccessful in raising this capital, it may be required to curtail its operations.

RESULTS OF OPERATIONS

FISCAL PERIOD ENDED JUNE 30, 2008 COMPARED WITH PERIOD ENDED JUNE 30, 2007

Total revenues were $938,140 and $0 during the first nine months of fiscal 2008 and 2007, respectively. The increase is the result of the sale of a racking and retrieval system for containerized self-storage units and a racking and retrieval system for automobiles in 2008, with a sales price of $788,140 and $150,000, respectively. Revenues are recognized using the percentage-of-completion method. As of June 30, 2008, the Company recognized approximately 95.75% and 100% of the revenues on the racking and retrieval system for containerized self-storage units contract and the racking and retrieval system for the automobiles contract, respectively. Revenue recognized in the third quarter ending June 30, 2008 in the amount of $376,698 decreased from the second quarter ending March 31, 2008 in the amount of $392,806. This is the result of less revenue being accrued utilizing the percentage of completion method.

The Cost of Goods Sold were $1,002,552 and $0 during the first nine months of fiscal 2008 and 2007, respectively. The increase is the result of the direct cost associated with the sale of a racking and retrieval system for containerized self-storage units and a racking and retrieval system for automobiles in 2008. Expenses are recognized using the percentage-of-completion method. As of June 30, 2008, the Company recognized expenses on the contract for the racking and retrieval system for containerized self-storage units and for the racking and retrieval system for automobiles utilizing the percentage-of-completion method in the amount of $852,552 (95.75%) and $150,000 (100%), respectively. For fiscal 2008, the Company recorded losses in the amount of $64,412 and $0 on its racking and retrieval system for containerized self-storage units and racking and retrieval system for automobiles, respectively. These losses are based on the estimated cost to complete these contracts in the aggregate amount of $852,552 and $150,000.

Sales and Marketing were $795,143 during the first nine months of fiscal 2008 compared with $0 during the first nine months of fiscal 2007, for an increase of $795,143. The increase is the result of sales and marketing of the racking and retrieval systems, which include advertising expenses of $312,845. In addition, as of June 30, 2008, the Company employed four full time salesmen, which are recorded under Sales and Marketing expense.

General and administrative expenses were $1,273,605 during the first nine months of fiscal 2008 compared with $73,241 during the first nine months of fiscal 2007, for an increase of $1,200,364. This increase is primarily the result of additional administrative expenses in connection with the development and construction of the Company’s automated racking and retrieval systems, including two part time and five full time employees.

Research and Development expenses were $1,202,248 during the first nine months of fiscal 2008 compared with $0 during the first nine months of fiscal 2007, for an increase of $1,202,248. This increase is a result of the company’s research and development of racking and retrieval systems, which includes the development and construction of two automated racking and retrieval systems prototypes for automobile parking and one automated racking and retrieval system prototype of containerized self-storage units. In addition, the Company employed fifteen full time employees who are recorded under Research and Development expense.

Depreciation and amortization was $13,918 during the first nine months of fiscal 2008 compared to $1,049 during the first nine months of fiscal 2007, for an increase of $12,869. This increase is the result of the purchase of additional assets in fiscal 2008.

Interest income was $7,706 during the first nine months of fiscal 2008, compared with $0 during the first nine months of fiscal 2007, for an increase of $7,706.

Interest expense was $49,816 during the first nine months of fiscal 2008, compared with $20,514 during the first nine months of fiscal 2007, for an increase of $29,302. This increase is the result of additional borrowings.

In 2007, the Company realized a gain on the sale of SwingStation Assets in the amount of $177,701.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the fiscal quarter ended June 30, 2008 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Boomerang Systems, Inc. and its wholly owned subsidiaries (collectively, the “Company”). All significant inter-company transactions have been eliminated.

Cash - We maintain cash in bank accounts which may, at times, exceed federally insured limits. We have not experienced any loss on these accounts.

Accounts receivable - Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

For the period ended June 30, 2008, the Allowance for Doubtful Accounts was $0.

Property and equipment - Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets.

Revenue recognition - Revenues from manufacturing contracts are mainly recognized using the percentage-of-completion method of accounting. Under this method, revenues earned are primarily recorded based on the contract. Contract costs include all direct material, labor, freight, and equipment costs, and those indirect costs related to contract performance such as indirect labor, overhead, supplies, shop, and tool costs. Selling, general, and administrative costs are charged to expense when incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, inclusive of those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and will be recognized in the period in which the changes are determined. The asset "Costs and estimated earned profits in excess of billings on uncompleted contracts" represents revenues recognized in advance of amounts billed. The liability “Billings in excess of costs and estimated earned profits on uncompleted contracts" represents billings in advance of revenues recognized and contemplated losses on contracts in progress.

Research and development - Pursuant to SFAS No. 2, research and development costs are expensed as incurred.

Inventories - Inventories consisting of parts, materials, and assemblies are stated at the lower of cost or market. Cost is determined using the weighted average cost method.

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

    The Company Has Limited Current Revenues and Has a Severe Shortage of Capital. Boomerang was organized in January 2007 and is in the early stage of developing its business plan and operations and has a very limited history of operations. Since its inception, through June 30, 2008, Boomerang had realized $938,140 from the sale of its two contracts of a containerized self-storage system and an automobile parking system, which had a contract price of $788,140 and $150,000, respectively. In addition, the Company has another automobile contract in the amount of $340,000 which it has not started the manufacturing process. As a result of Boomerang’s limited operating history, Boomerang has limited meaningful historical financial data upon which an evaluation of its current business plans and its prospects can be based. Boomerang’s anticipated expense levels in the future are based in part on its expectations as to the subjective views of its management as to the market for its automated parking and self-storage systems. Boomerang currently has a severe shortage of working capital. The Company has approximately $3,800,000 of indebtedness due on demand or classified as a current liability. Boomerang requires additional capital to continue its operations.

    There are Questions As to the Company’s Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions. The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a loss in fiscal 2007 of $2,450,880 and net loss for the first nine months of fiscal 2008 in the amount of $3,394,049. The Company had a working capital deficiency at June 30, 2008 of $2,448,081. The Company had a negative cash flow from operations during the first nine months of fiscal 2008 and in fiscal 2007 of $2,933,679 and $144,657, respectively. As of June 30, 2008, the Company’s liabilities exceeded its assets by $2,352,587. All the foregoing factors lead to questions concerning the Company’s ability to meet its obligations as they come due. The Company has financed its activities using private debt and equity financings. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company’s assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

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

The Company Needs Additional Capital to Pursue its Business Plans and It May be Unable to Raise that Capital. The Company had cash of $12,453 and current liabilities of $3,187,437 including accounts payable of $1,337,308 as of June 30, 2008. As of July 10, 2008, the Company had cash of $108,158 and liabilities in the amount of $3,670,493, including debt in the amount of $2,374,768 and accounts payable in the amount of $1,295,725. As of July 10, 2008, it had completed two contracts for the sale of its systems and had no other contracts in place. Management estimates that it will require an additional $1,500,000 of capital through September 30, 2008 and that its fixed expenses are approximately $150,000 per month. The Company is in need of raising additional capital in order to continue its operations.

The Company intends to seek to raise the sum of $1,500,000 from the private sale of its debt and equity securities. It is presently intended that the securities will be offered in such jurisdictions where the offering may lawfully be made to those persons who purchased the Company’s securities in the Company’s private sale of securities completed in February, 2008 with any unsold securities purchased by certain affiliates of the Company. The securities offered are expected to include $1,500,000 principal amount of the Company’s promissory notes due twelve months from issuance with interest accruing at the rate of 12% per annum payable currently at 1% per month. Issued with the promissory notes are intended to be five-year common stock purchase warrants exercisable at $1.25 per share to purchase an aggregate of 1,500,000 shares of Common Stock, or one warrant for each $1.00 of notes purchased. In the event the promissory notes and any accrued but unpaid interest are not paid at maturity, the holder of the notes will be issued additional five-year common stock purchase warrants exercisable at a per common share exercise price equal to 80% of the average of the last sale prices for the Company’s Common Stock during the most recent ten trading days prior to the date of issuance of the warrants and, in the event last sale prices are unavailable for a full ten trading days, such additional number of trading days immediately prior to such ten trading day period so as to total the most recent ten trading days during which last sale prices are available. The Company’s shares of Common Stock are quoted in the Pink OTC Markets under the trading symbol BMER (www.pinksheets.com/pink). The warrants will be issued at the rate of warrants to purchase 1.5 shares for each dollar of principal and accrued interest that remains unpaid for each 30-day period after maturity of the notes. The offering will only be made to persons who meet the definition of an “accredited investor” under Regulation D of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

The foregoing is not and should not be considered to be an offering of the Company’s securities. The foregoing is for informational purposes only. The securities offered will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absence registration or an applicable exemption from the registration requirements.

There can be no assurance that the capital the Company requires to meet its operating needs will be raised on the above terms or any other terms. If the Company is unsuccessful in raising this capital, it may be required to curtail its operations.

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

    Possible Future Issuances of Additional Shares that are Authorized May Dilute the Interests of Stockholders. The Company’s Articles of Incorporation currently authorize its Board of Directors to issue up to 35,000,000 shares of Common Stock and 1,000,000 shares of undesignated Preferred Stock. Any additional issuances of any of the Company’s securities will not require the approval of shareholders and may have the effect of further diluting the equity interest of shareholders. In the event that the Company defaults at maturity in the repayment of principal and accrued but unpaid interest on the promissory notes it is intending to issue to raise $1,500,000 of additional capital, under the terms of the promissory notes it will be required to issue each 30 days after the maturity of the promissory notes additional warrants to the holders of the promissory notes on the basis of warrants to purchase 1.5 shares of common stock for each $1.00 of principal and accrued interest unpaid at maturity. Such warrants are to be exercisable at a per common share exercise price equal to 80% of the average of the last sale prices for the Company’s Common Stock during the most recent ten trading days prior to the date of issuance of the warrants and, in the event last sale prices are unavailable for a full ten trading days, such additional number of trading days immediately prior to such ten trading day period so as to total the most recent ten trading days during which last sale prices are available. In the event the Company defaults in the payment of principal and accrued interest at maturity on the promissory notes and is required to issue additional warrants, because the exercise price of the warrants is to be determined on the basis of 80% of the OTC last sale prices for the Company’s Common Stock, the existing holders of the Company’s Common Stock may experience material dilution in their interest in the Company. Significant selling activity in the Company’s Common Stock in the over-the counter market during the exercise price measurement period may result in a material decline in the last sale prices for the Company’s Common Stock and thereby result in a reduction of the exercise price of the additional warrants that may be issued thereby resulting in additional dilution.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls

Under the supervision and with the participation of the Company's management, including Stanley J. Checketts, its Principal Executive Officer, and Joseph R. Bellantoni, its Principal Financial Officer, the Company undertook an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that such disclosure controls and procedures were effective to ensure (a) that information required to be disclosed by the Company in reports that its files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

Changes in Internal Controls

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

In May, 2008, the Company executed and delivered to J & A Financing, Inc. a Demand Grid Note with a maximum borrowing availability of $1,500,000. On May 8, 2008 the Company drew down under the Grid Note the sum of $870,000. Interest under the Grid Note accrues at 9% per annum and principal and accrued interest is due on demand. The proceeds of $870,000 were used for working capital and general corporate purposes.

During July 2008, the Company drew down under the Grid Note an additional $700,000. The proceeds of $700,000 were used for working capital and general corporate purposes.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1(a)	Certificate of Incorporation and Amendment No. 1 thereto (1)

3.1(b)	Certificate of Amendment dated June 24, 1992 to Certificate of Incorporation. (2)

3.2	By-Laws (1)

3.3	Certificate of Amendment filed February 6, 2008 effecting a one-for-fifteen reverse stock split of the registrant’s outstanding Common Stock. (3)

3.4	Certificate of Amendment filed February 6, 2008 effecting an increase in the registrant’s authorized shares of Common Stock. (3)

3.5	Certificate of Ownership and Merger filed February 6, 2008 effecting a change in the Registrant’s corporate name to Boomerang Systems, Inc. (3)

3.6	Second Restated and Amended Bylaws adopted by Registrant's Board of Directors on November 28, 2007 (4)

10.1	Demand Grid Note payable dated May 1, 2008 made between the Company and J & A Financing, Inc.

14	Code of Ethics (3)

31.1	Certification of President and Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of President and Principal Executive Officer Pursuant to Section 1350 (Furnished but not filed)

32.2	Certification of Principal Financial Officer Pursuant to Section 1350 (Furnished but not filed).

(1)	Filed as an exhibit to the Registration Statement on Form S-1 (File No. 2-66471) of the Company and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1992 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003 and incorporated herein by reference.

SIGNATURES

In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

Dated: August 1, 2008	By:	/s/ Stanley J. Checketts
Stanley J. Checketts
Principal Executive Officer

Dated: August 1, 2008	By:	/s/ Joseph R. Bellantoni
Joseph R. Bellantoni
Principal Financial Officer and Principal Accounting Officer