Form 10-K
period 2008-09-30
Boomerang Systems, Inc.
filed 2009-01-09
CIK 314712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EX CHANGE ACT OF 1934

For the Transition period from ____________to______________

Commission File Number 0-10176

Boomerang Systems, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	22-2306487
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

355 Madison Avenue, Morristown, New Jersey	07960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (973) 538-1194

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐..No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐..No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.          $9,425,756

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

16,490,362 as of December 23, 2008

DOCUMENTS INCORPORATED BY REFERENCE:            None

PART I

Item 1.  Business

General and Recent Activities

Our company, Boomerang Systems, Inc., is engaged in the design, development, marketing and sale of automated racking and retrieval systems for automobile parking and automated racking and retrieval systems for self-storage units.  Three of its systems, considered by management to be pilot demonstration systems, have been built and are operating in Logan, Utah with a fourth one currently being built.  One of these systems is the automated self-storage product, two are the automated parking product and the one under construction is a double picking version of the parking system.  Neither of such facilities is intended to be sold.  Substantially all development work has been completed to enable the marketing and sale of systems based on these pilot systems.  We remain in the inception stage of our operations and have realized limited revenues from sales of these facilities.

During the year ended September 30, 2008, in addition to the manufacturing of the four pilot systems described above, we manufactured and sold one automated self storage system, which has been constructed and is operational located in Pittsburgh, Pennsylvania, and one racking and retrieval system for automobile parking, which is constructed and is operational located in Mexico.

Systems Design, Development and Operation

Our parking and self-storage system structures are configured as automated racking and retrieval systems designed to enable a motorized trolley to quickly transport an automobile or storage container from a central receiving and delivery point within the facility to a pre-determined stall where the automobile is parked or the container is stored.  The trolley is able to run horizontally and vertically along a clear aisle within the parking or storage structure and off-load the automobile or container into a given destination unit on either side of the aisle.  This design creates multiple levels and multiple units on each level while utilizing either side of the trolley aisle.

Storage facilities are designed to be capable of handling containers in sizes of 8 by 12 feet and 8 by 18 feet with one or more doors enabling the storage containers to be subdivided into separate storage unit sizes as small as 8 by 6 feet or 8 by 4 feet.

Automobiles are stored and retrieved in substantially the same manner as storage containers.  Automobiles can be transported to a given pre-determined parking stall by the trolley accessing the automobile and transporting it from the central receiving point through the central aisle and off-loading it into the pre-determined parking stall on any one of the several levels.

The systems can be integrated into an existing building structure or erected as a free-standing building to which steel siding and a steel roof may be affixed for aesthetic or weather protection purposes.  The free-standing building containing the vertical and horizontal racking is able to be erected to virtually any horizontal length and vertically up to as many as six stories in height.

The systems are automated so that, in the case of a storage container, the patron can enter either a credit card or personal identification number and the trolley will automatically and without further patron input move horizontally and vertically through the central aisle to the stall where the patron’s container is located, access the unit onto the trolley and off-load the unit at the central receiving point where the patron gains physical access to his storage container and its contents.  The reverse process is used for the initial placement and subsequent return of the storage container to the facility.

Similarly, in the case of automated automobile parking, the patron’s automobile is positioned at the trolley access point and the trolley, after the automobile is loaded onto a specifically-designed transporter, will move horizontally and vertically to an empty parking stall where the automobile will be off-loaded into the available empty stall.  In order to retrieve his or her automobile, after making payment for the parking privilege, the patron will enter, using a key pad and an individual identifying code at the control station and the trolley will automatically locate the parking stall where the automobile was placed, remove it from the stall onto the transporter and return it to the patron at the access and departure point where the patron will drive his car from the facility.

Advantages of the automated parking system include:

•	Our automated parking systems are more-space efficient to the extent that approximately double the number of cars can be fit into the same cubic area as can be fit into a ramp garage.
•	Our parking systems will fit onto a property footprint that is too small for a ramp garage.
•	There is greater automobile security inasmuch as vehicles are accessible only by facility employees and are not accessible to patrons or the public.
•
There is greater patron security in that all automobile drop-off, access and departure is conducted at a centralized location within the facility which can be readily monitored for safety and security.

•	The necessity for extensive valet services is lessened resulting in reduced labor and related expenses.
•	Vehicles are parked and retrieved without the necessity for operating the automobile’s engine, resulting in reduced emissions and lessened ventilation requirements.
•	There are no extensive lighting requirements except for the centralized location.
•	A greater number of automobiles can be parked or stored in a given square footage footprint than in a ramp garage or other conventional parking facility.

The advantages of the self-storage system include:

•	Every storage container is ground floor and drive-up accessible.
•	Climate controlled facilities can be provided throughout the multiple levels, whereas drive-up facilities are unable to provide such facilities cost effectively.
•	Greater patron security is available inasmuch as all storage unit access is conducted at secure centralized locations which can be readily monitored for safety and security.
•
There is substantially no ability for unauthorized persons to gain access to the storage units in their stalls and pilfer because the storage containers are not accessible to unauthorized patrons or the public.

•	There are no extensive lighting requirements except at the centralized access location.
•	Patron parking is centralized at the facility access point and requires a smaller square footage,
•	Because patron access is limited to a relatively small central area, compliance with building and fire code requirements can be minimized, and
•	Construction of these facilities is simplified compared to drive-up access storage facilities because of the smaller land area footprint involved.

Marketing

The automated parking facilities are marketed by personnel employed by us, as well as pursuant to distribution agreements into which we may enter.  We market our systems to the many facilities where patron parking is offered and where automobiles may be stored.  These facilities include, among other possibilities:

•	public garages

•	shopping malls
•	casinos
•	hotels
•	airports
•	residential apartments and condominiums
•	office complexes
•	car dealerships and service facilities
•	impound lots

The automated storage facilities are marketed by us primarily to the existing drive-up storage facility developers.  These prospects are reached through trade publications, such as Inside Self Storage (ISS), Mini Storage Messenger and the Self Storage Association (SSA), and through the several national trade shows, including the SSA Show, the ISS Show and the Mobile Self Storage Association.  There are also a number of regional and local drive-up storage association conferences where industry participants can be solicited.  These activities are supplemented by our website and by search engine advertising.  Direct mailings are also undertaken.

Marketing is currently conducted by an employed staff of four persons and we outsource marketing to experienced third-party providers.

We envision that we will be able to provide mobile self-storage containers that facilitate the design of self-storage activities that enable patrons to transport storage units to their place of business or home and return it for storage in the automated storage system.

We believe that the nature of our business is such that we will not be materially dependent upon a single customer.  At present, we do not have a backlog of orders.

manufacturing

We are currently the tenant under leases for two manufacturing facilities located in Logan, Utah.  We manufacture the steel components for the structures, containers and platforms from raw materials supplied by local suppliers.  We also obtain the electrical and other control components from local suppliers.  The structural materials and other system components are configured by us into sub-assemblies and the materials are then shipped by us to the customer ready to be assembled under our supervision.  We also intend to provide, for an additional charge, construction services if requested.

The construction period for the system at its intended location will be dependent upon the size and configuration of the system.  Our customers will be responsible for obtaining all local and other governmental permits and approvals to construct the systems at their intended location.

inventory and working capital

At present, we do not have an inventory of parking or self-storage systems and only a limited partial inventory of certain of the components or sub-assemblies for these systems.  Establishing such a fuller inventory will be dependent upon establishing sales volume in the future.  Our working capital requirements at the present time are limited to having the funds necessary to support its marketing activities and administrative requirements.  We expect that we will require additional working capital during the year ended September 30, 2009.

We expect that once our production facilities are fully established and operating, approximately thirty days will be required to manufacture a system from the time an order is received and the components are shipped.  Additional time will be required for its assembly at the site.

Competition

We experience intense competition from others in the manufacturing and marketing of our automated parking and self-storage facilities.  Management believes that we have more than ten competitors engaged in the manufacture and marketing of automated parking facilities with a more limited number engaged in the manufacture and marketing of the self-storage facilities.  Many of our competitors are divisions of large multi-national enterprises and are better capitalized than we are.

Other automated parking and self-storage facilities are available from both domestic and foreign manufacturers, and it can be anticipated that others will seek to enter the market.  Manufacturers of automated materials handling warehouse systems may seek to manufacture systems in competition with us.

We intend to seek to attain a competitive advantage over other parking and self-storage facilities as follows:

•	We intend to keep our systems simple to build, operate and maintain, thereby making the systems cost effective.
•	We intend to focus our activities on automated parking and self-storage facilities so as to be more responsive than our competitors to the needs and requirements of our customer.
•	We will endeavor to establish Boomerang Utah in the market for automated parking and retrieval trolley systems ahead of others and thereby establish an early track record for our systems.
•
For the domestic market, we intend to maintain our primary production facilities within the continental United States and thereby enhance our ability to deliver and construct systems with greater speed and fewer logistical issues and lower shipping costs.

Employees

As of January 1, 2009, we had 17 full-time employees and 3 part-time employees.

Prior Activities

During the period February 1996 through September 1999, we were engaged in the business of offering membership interests in vacation resort condominiums on a time-share basis.  Commencing in September 1999, we ceased those operations and liquidated those assets.  From September 1999 through April 2003, we continued the liquidation of assets and reviewed various opportunities to enter into a business combination or other transaction.  Commencing in May 2003 through October 2006, we were engaged, through our wholly owned subsidiary, SwingStation, Inc ("SSI"), in the development, production and marketing of a video recording system intended to be used primarily for sports training with an emphasis on golf.  On October 6, 2006, these assets were sold and these activities were discontinued.

Organization

Our company was incorporated under the laws of the State of Delaware on October 11, 1979. On November 8, 2004, we amended our certificate of incorporation to change our corporate name to Digital Imaging Resources Inc. from Dominion Resources Inc. On February 6, 2008, we filed an amendment to our Certificate of Incorporation with the State of Delaware, which effected a change in our corporate name to Boomerang Systems, Inc.

On February 6, 2008, we completed the acquisition (the “Acquisition”) of the business, assets and liabilities of Boomerang Systems Inc., a Utah corporation (“Boomerang Utah”), by the merger of the Boomerang Utah into a wholly owned subsidiary of ours. We issued as consideration for the acquisition 13,333,334 shares (on a post one-for-fifteen reverse split basis) of our Common Stock. Closing of the merger was subject to (i) the completion of a private placement of 2,000,000 post-split shares of our Common Stock pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) resulting in net proceeds to us of approximately $1,700,000, (ii) the completion of a one-for-fifteen reverse stock split of our outstanding shares, and (iii) completion by us of all filing requirements under the Securities Exchange Act of 1934, as amended, and the passage of all notice periods.

Item 1A.  Risk Factors

An investment in our securities involves a high degree of risk, including, but not necessarily limited to, the risk factors described below. Each prospective investor should carefully consider the following risk factors inherent in and affecting our business before making an investment decision to purchase our securities.

We Have Had Limited Revenues and Have a Severe Shortage of Capital. We are in the early stage of developing our business plan and operations and have a very limited history of operations in the manufacture and marketing of our automated racking and retrieval systems for automobile parking and automated racking and retrieval of containerized self-storage units. Since the inception of these activities, through September 30, 2008, we realized $938,140 from the sale of one containerized self-storage system and one automobile parking system, which had contract prices of $788,140 and $150,000, respectively. As a result of this limited operating history, we have limited meaningful historical financial data upon which an evaluation of our current business plans and its prospects can be based.  Our anticipated expense levels in the future are based in part on our expectations as to the subjective views of our management as to the market for our automated parking and self-storage systems. We currently have a severe shortage of working capital.  We have approximately $4,700,000 of accounts payable and indebtedness due on demand or classified as a current liability.  We require additional capital to continue our operations.

There are Questions As to Our Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions. Our financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We had a loss in fiscal 2008 of $8,684,451. We had a working capital deficiency at September 30, 2008 of $3,930,229. We had a negative cash flow from operations during the fiscal year 2008 and in fiscal 2007 of $4,157,154 and $144,657, respectively. As of September 30, 2008, our liabilities exceeded our assets by $3,780,675. All the foregoing factors lead to questions concerning our ability to meet our obligations as they come due.  We have financed our activities using private debt and equity financings. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

The independent accountants’ report on our financial statements as of and for the year ended September 30, 2008 includes an explanatory paragraph which states that we have no material revenues, have suffered recurring losses from operations, and have a net capital deficiency that raise substantial doubt about our ability to continue as a going concern.

We May Never Become Profitable. There can be no assurance that we will have a significant or successful operating history. We may experience losses, limited or no potential for earnings, limited assets, negative net worth or other characteristics that are indicative of development stage companies. There can be no assurance that our business can be operated so as to develop significant revenues and cash flow and become profitable.

We Need Additional Capital to Pursue Our Business Plans and We May be Unable to Raise that Capital. We had cash of $425,614 and current liabilities of $4,734,365 including accounts payable of $1,191,513 as of September 30, 2008. As of January 1, 2009, we had cash of $130,663 and liabilities in the amount of $5,333,601, including debt in the amount of $4,245,956 and accounts payable in the amount of $1,087,645. As of January 1, 2009, we had completed two contracts for the sale of our systems and have no other contracts in place. We expect to require further additional financing in order to fund our ongoing administrative expenses, including the funds to pursue our business plan. This financing is expected to consist of the issuance of additional debt and/or equity securities. These funds might not be available or might not be available on terms acceptable to us and may result in material dilution to existing investors.  In addition, the Company may seek to restructure its existing liabilities and debt.

Including the cash required in pursuing our business plan, we estimate that we may require up to an additional $8,500,000 during the fiscal year ending September 30, 2009 to fund our intended level of operations.  Further, in the event we engage in any further material transactions during the fiscal year ending September 30, 2009, it can be expected that we will require additional funds.   Of the $8,500,000, approximately $4,500,000 is repayment of current debt, $200,000 for accounts payable and the remaining balance is for the funding of working capital.  As of December 23, 2008, we had made no firm arrangements to obtain these funds or to engage in any such material transactions and there can be no assurance that such funds can be obtained. However, we believe we will be able to obtain such funds from further financings or sales of equity securities, including debt securities convertible into equity. The failure to obtain these funds may impair our ability to meet our business objectives.

Limited Management Experience in Manufacture and Marketing of Automated Parking and Self-storage Systems. We have only recently entered the business of manufacturing and marketing of automated parking and self-storage systems and our management has limited experience in the manufacturing and marketing of automated parking and self storage systems. This limited experience can be expected to possibly result in disruptions or inefficiencies in these activities which may adversely affect our activities and our operating results. Because of this limited experience, we may be unable to achieve our goals and objectives in sales of our systems which would result in disappointing revenues and operating results. Mr. Stanley J. Checketts, our Chief Executive Officer has various real estate and other interests to which he will devote a portion of his time. Such activities are not expected to interfere with his activities on our behalf.

Intense Competition. Management expects that we will experience intense competition. It can be expected that we will experience intense competition from others in the manufacturing and marketing of our automated parking and self-storage facilities. Management believes that we have more than ten competitors engaged in the manufacture and marketing of automated parking facilities and a more limited number engaged in the manufacture and marketing of the self-storage facilities. Management expects that many of its competitors will be divisions of large multi-national enterprises and be better capitalized than our company. Other automated parking and self-storage facilities are available from both domestic and foreign manufacturers, and it can be anticipated that others will seek to enter the market. Manufacturers of automated materials handling warehouse systems may seek to manufacture systems in competition with us.

Absence of Patent or Other Protection. We have not to date been granted any patent protection for our automated trolley-operated parking and self-storage systems and there can be no assurance that, if applied for, any significant patent protection would be granted. Accordingly, we may have limited protection to prevent others from entering into competition with us. There can be no assurance that our systems may not violate the patent or other proprietary rights of others. If such violations should occur, we could be subject to litigation seeking to enjoin the manufacture and sale of the systems, seeking to collect royalties or other monetary damages. The existence of such litigation or the threat of such litigation could disrupt and delay our ability to pursue our business plans.

Absence of Market Studies. Other than recent initial marketing efforts conducted by our employees, we have not obtained any market studies by outside consultants or others. Accordingly, there are no independent studies performed by non-affiliated persons to support the beliefs of our management as to the likely market for the automated systems we manufacture and market. There can be no assurance that the market for these systems will be significant.

The Requirements of Section 404 of the Sarbanes-Oxley Act of 2002 Require that We Undertake an Evaluation of Our Internal Controls That May Identify Internal Control Weaknesses. The Sarbanes-Oxley Act of 2002 imposes duties on us and our executives, directors, attorneys and independent registered public accounting firm. In order to comply with the Sarbanes-Oxley Act and rules adopted by the Securities and Exchange Commission (SEC), we are required to evaluate our internal controls systems to allow management to report on  our internal controls over financial reporting.  Under current SEC rules, we will be required to file an attestation report signed by our auditors, Liebman, Goldberg & Drogin, LLP, when we file our annual report for our fiscal year ending September 30, 2010. This annual report does not include such an attestation report by our auditors.  We anticipate being able to fully implement the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act  and all other aspects of Section 404 in a timely fashion. We have initiated the establishment of procedures to enable our auditors to perform the system and process evaluation and testing required to comply with the attestation requirement.  If we are not able to implement the reporting requirements of Section 404 in a timely manner or with adequate compliance, our auditors may not be able to render the required attestation concerning the effectiveness of the internal controls over financial reporting, we may be subject to investigation and/or sanctions by regulatory authorities, such as the Securities and Exchange Commission or the NASD, Inc., and our reputation may be harmed.  Any such action could adversely affect our financial results and the market price of our common stock.

Continued Control by Existing Management and a limited number of Shareholders. Our management and a limited number of shareholders retain significant control over our company and its business plans and investors may be unable to meaningfully influence the course of our actions. Our existing management and a limited number of shareholders are able to control substantially all matters requiring shareholder approval, including nomination and election of directors and approval or rejection of significant corporate transactions and other matters requiring shareholder approval. There is also a risk that the existing management of our company and a limited number of shareholders will pursue an agenda, which is beneficial to themselves at the expense of other shareholders.

There Is No Assurance Of An Active Public Market For Our Common Stock And The Price Of Our Common Stock May Be Volatile. Given the relatively minimal public float and trading activity in our securities, there is little likelihood of any active and liquid public trading market developing for its shares. If such a market does develop, the price of the shares may be volatile. Since the shares do not qualify to trade on any national securities exchange, if they do actually trade, the only available market will continue to be through the "pink sheets".  We intend to seek to have our shares of Common Stock traded on the OTC Bulletin Board subsequent to May 15, 2009.  It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk that investors may never be able to sell their shares.

Possible Future Issuances of Additional Shares that are Authorized May Dilute the Interests of Stockholders. Our Certificate of Incorporation currently authorize our Board of Directors to issue up to 35,000,000 shares of Common Stock and 1,000,000 shares of undesignated Preferred Stock. Any additional issuances of any of our securities will not require the approval of shareholders and may have the effect of further diluting the equity interest of shareholders.

During the fourth quarter of fiscal 2008, we completed the private sale of $1,500,000 principal amount of our promissory notes due on August 14, 2009, with respect to $1,000,000 principal amount, and August 20, 2009, with respect to $500,000 principal amount, with interest accruing at the rate of 12% per annum payable currently at 1% per month.  Issued with the promissory notes were five-year common stock purchase warrants exercisable at $1.25 per share to purchase an aggregate of 1,500,000 shares of Common Stock, or one warrant to purchase one share for each $1.00 principal amount of notes purchased.  In the event the promissory notes and any accrued but unpaid interest are not paid at maturity, the holder of the notes will be issued additional five-year common stock purchase warrants exercisable at a per common share exercise price equal to 80% of the average of the last sale prices for our Common Stock during the most recent ten trading days prior to the date of issuance of the warrants and, in the event last sale prices are unavailable for a full ten trading days, such additional number of trading days immediately prior to such ten trading day period so as to total the most recent ten trading days during which last sale prices are available. The additional warrants will be issued at the rate of warrants to purchase 1.5 shares for each dollar of principal and accrued interest that remains unpaid for each 30-day period after maturity of the notes.  In the event the additional warrants are issued, such issuance may result in material dilution to our existing stockholders.

Existence of Limited Market for Our Common Stock. There has been a very limited market for our Common Stock. Accordingly, although quotations for the Company’s Common Stock have been, and continue to be, published on the “pink sheets” published by the National Quotation Bureau, Inc., these quotations, in the light of our operating history, continuing losses and financial condition, are not necessarily indicative of the value of our company. Such quotations are inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Item 1B.  Un-resolved Staff Comments

We have no unresolved staff comments and, as a smaller reporting company, are not required to respond to this Item.

Item 2.  Properties

Our principal office, consisting of approximately 743 square feet, is located at 355 Madison Avenue, Morristown, NJ  07960.  This is also the location of our sales and marketing activities.  This office is leased on a month-to-month basis from St. Mark’s Associates at a rental of $1,362 per month.  We are obligated to maintain the premises.

Manufacturing is undertaken at 350 West 2450 North, Logan, Utah 84341.

SB&G Properties, L.C. (“SB&G”), an entity owned by HSK Funding, Lake Isle Corp. and Venturetek, who are also shareholders of the Company, is the landlord under a lease entered into with Boomerang Utah dated October 1, 2007, relating to premises located at 324 West 2450 North, Building A, Logan, Utah. The term of the lease is for one year renewable for an additional one year at a fixed annual rent of $260,610 plus real property and school taxes. The deferred rent of $79,393, which was deferred to October 1, 2008, has been reduced by $23,728, which are payments Boomerang Utah has made on behalf of the SB&G. In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang Utah’s manufacturing activities.  On October 1, 2008 Boomerang Utah renewed and renegotiated the terms of the lease which increased the deferred rent to $176,610 annually plus the net deferral from fiscal year end 2008, which remain unpaid.

Stan Checketts Properties, L.C. (“SCP”), whose sole owner is Mr. Stanley J. Checketts, is the landlord under a lease entered into with Boomerang Utah dated October 1, 2007 for premises located at 324 West 2450 North, Building B, Logan, Utah. The term of the lease is for one year renewable for an additional one year at a fixed annual rent of $157,680 plus real property and school taxes. The deferred rent of $52,866, which was deferred to October 1, 2008, has been increased by $5,808, which are net payments between SCP and Boomerang Utah.  In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 18,000 square foot leased premises are also used for Boomerang Utah’s manufacturing activities.  On October 1, 2008 Boomerang Utah renewed and renegotiated the terms of the lease which increased the deferred rent to $106,857 annually plus the net deferral from fiscal year end 2008, which remain unpaid.

Item 3. Legal Proceedings

We are not a defendant in any pending legal proceedings the outcome of which is expected to result in a material liability to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended September 30, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity and Dividends.

Given the relatively minimal public float and trading activity in our securities, there is little likelihood of any active and liquid public trading market developing for our shares. If such a market does develop, the price of the shares may be volatile. Since the shares do not qualify to trade on any national securities exchange, if they do actually trade, the only market currently available will continue to be in the "pink sheets". It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk that investors may never be able to sell their shares.

Our Common Stock is quoted on the OTC “pink sheets” under the symbol BMER.  The following table sets fourth the quarterly high and low sales price as appearing in the “pink sheets” for each of our fiscal quarters during the period October 1, 2006 through September 30, 2008.

Quarter Ended	Bid		Asked
	High	Low	High	Low

December 31, 2006	$0.37	$0.35	$0.66	$0.04
March 31, 2007	$0.35	$0.06	$0.51	$0.075
June 30, 2007	$0.06	$0.05	$0.075	$0.06
September 30, 2007	$0.05	$0.03	$0.06	$0.035

December 31, 2007	$0.09	$0.03	$0.10	$0.035
March 31, 2008	$1.10	$0.55	$1.50	$1.01
June 30, 2008	$1.30	$1.01	$2.00	$1.10
September 30, 2008	$1.50	$0.27	$7.60	$1.50

As adjusted for a one for fifteen reverse stock split effective February 6, 2008.

Our shares of Common Stock were quoted and traded on the OTC Bulletin Board during the period commencing before October 1, 2006 through June 18, 2008 at which time they were removed from quotation on that market.  Subject to meeting the requirements for such trading activity, we intend to seek to have our shares again traded on the OTC Bulletin Board as soon as practicable after the filing of our quarterly report on form 10-Q for the quarter ended March 31, 2009, which is due to be filed no later that May 15, 2009.  There can be no assurance that we will meet the requirements to have our shares quoted on the OTC Bulletin Board at that time.

The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

As of December 23, 2008, the number of record holders our Common Stock was 147.  We have never paid a cash dividend on our Common Stock and anticipated capital requirements make it unlikely that any cash dividends will be paid on the Common Stock in the foreseeable future.

Securities Sold Without Registration During the Year Ended September 30, 2008

During the forth quarter of fiscal 2008, we completed the private sale of $1,500,000 principal amount of our promissory notes due on August 14, 2009, with respect to $1,000,000 principal amount, and August 20, 2009, with respect to $500,000 principal amount, with interest accruing at the rate of 12% per annum payable currently at 1% per month.  Issued with the promissory notes were five-year common stock purchase warrants exercisable at $1.25 per share to purchase an aggregate of 1,500,000 shares of Common Stock, or one warrant to purchase one share for each $1.00 principal amount of notes purchased.  In the event the promissory notes and any accrued but unpaid interest are not paid at maturity, the holder of the notes will be issued additional five-year common stock purchase warrants exercisable at a per common share exercise price equal to 80% of the average of the last sale prices for our Common Stock during the most recent ten trading days prior to the date of issuance of the warrants and, in the event last sale prices are unavailable for a full ten trading days, such additional number of trading days immediately prior to such ten trading day period so as to total the most recent ten trading days during which last sale prices are available. The additional warrants will be issued at the rate of warrants to purchase 1.5 shares for each dollar of principal and accrued interest that remains unpaid for each 30-day period after maturity of the notes.

During the second quarter of fiscal 2008, in connection with our acquisition of Boomerang Utah, we completed the private sale of 2,000,000 shares (post-split) of Common Stock resulting in net proceeds to us of approximately $1,700,000.

During the first quarter of fiscal 2008, we issued options and warrants to purchase common stock, comprised of: (i) ten-year non-statutory options to purchase 1,147,686 shares exercisable at $0.90 per share; (ii) five-year non-statutory options to purchase 360,000 shares exercisable at $0.90 per share; and (iii) five-year warrants to purchase 50,000 shares exercisable at $1.20 per share; for a total of 1,557,686 shares.

The securities sold described above were sold in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof.  Each of the certificates issued bears or will bear a legend stating that resale of the shares, including shares to be issued on exercise of options and warrants, is restricted without compliance with the registration requirements of the Securities Act or the availability of an exemption from such registration requirements and stop transfer instructions have been or will be placed with the transfer agent with respect to the transfer of the shares issued.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers.
Neither our company nor any "affiliated purchaser," as defined in Rule 10b-18(a)(3) purchased during the fiscal quarter ended September 30, 2008 any of our securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Item 6.  Selected Financial Data

As a smaller reporting company, we are not required to respond to this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes appearing elsewhere in this report. This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

Our company, through its wholly owned subsidiary, Boomerang Utah which we acquired in February 2008, is engaged in the design, development, and marketing of automated racking and retrieval systems for automobile parking and automated racking and retrieval of containerized self-storage units.

Our revenues from manufacturing contracts are recognized using the percentage-of-completion method of accounting. Under this method, revenues earned are recorded based on the contract.  Contract costs include all direct material, labor, freight, and equipment costs, and those indirect costs related to contract performance such as indirect labor, overhead, supplies, shop, and tool costs. Selling, general, and administrative costs are charged to expense when incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, inclusive of those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and will be recognized in the period in which the changes are determined. The asset "Costs and estimated earned profits in excess of billings on uncompleted contracts" represents revenues recognized in advance of amounts billed. The liability “Billings in excess of costs and estimated earned profits on uncompleted contracts" represents billings in advance of revenues recognized and contemplated losses on contracts in progress.

Liquidity and Capital Resources

During the year ended September 30, 2008, we had a net loss of $8,684,451. Included in net loss is depreciation of $18,684 and expenses relating to the issuance of stock options and warrants of $3,862,315, both items are non-cash expenses.

During the year ended September 30, 2008, changes in assets and liabilities primarily included a decrease in cash and cash equivalents resulting from an increase in accounts receivable of $177,500, an increase in inventory of $80,488, an increase in costs and estimated earned profits in excess of billings and completed contracts of $28,814, and an increase in prepaid and other assets of $91,721, offset by an increase in cash resulting of an increase of accounts payable and accrued liabilities of $1,024,820. After reflecting the net changes in assets and liabilities, net cash used by operations was $4,157,154.

Cash used in investing activities of $261,300 was used for the purchase of property and equipment.

During the year ended September 30, 2008, financing activities provided net cash from additional borrowings of $4,159,475 and net cash from the issuance of common stock of $1,570,872, which is offset by the repayment of debt of $890,000. Accordingly, net cash provided by financing activities totaled $4,840,347.

During the year ended September 30, 2008, our cash and cash equivalents increased by $421,893.

During the fourth quarter of fiscal 2008, we completed the private sale of $1,500,000 principal amount of our promissory notes due on August 14, 2009, with respect to $1,000,000 principal amount, and August 20, 2009, with respect to $500,000 principal amount, with interest accruing at the rate of 12% per annum payable currently at 1% per month.  Issued with the promissory notes were five-year common stock purchase warrants exercisable at $1.25 per share to purchase an aggregate of 1,500,000 shares of Common Stock, or one warrant to purchase one share for each $1.00 principal amount of notes purchased.  In the event the promissory notes and any accrued but unpaid interest are not paid at maturity, the holder of the notes will be issued additional five-year common stock purchase warrants exercisable at a per common share exercise price equal to 80% of the average of the last sale prices for our Common Stock during the most recent ten trading days prior to the date of issuance of the warrants and, in the event last sale prices are unavailable for a full ten trading days, such additional number of trading days immediately prior to such ten trading day period so as to total the most recent ten trading days during which last sale prices are available. The additional warrants will be issued at the rate of warrants to purchase 1.5 shares for each dollar of principal and accrued interest that remains unpaid for each 30-day period after maturity of the notes.  In the event the additional warrants are issued, such issuance may result in material dilution to the existing stockholders.

During the year ended September 30, 2009, we expect to require and seek to raise the sum of approximately $8,500,000 from the private sale of our debt and equity securities. The $8,500,000 represents repaying approximately $4,500,000 of current debt, $200,000 for accounts payables and the remaining balance is for the funding of working capital.  It is presently intended that the securities will be offered in such jurisdictions where the offering may lawfully be made to those persons who purchased our securities in our private sales of securities completed in February and July, 2008 with any unsold securities purchased by certain of our affiliates.  The foregoing is not and should not be considered to be an offering of our securities. The foregoing is for informational purposes only. The securities offered will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

There can be no assurance that the capital we require to meet our operating needs will be raised on the above terms or any other terms and, if raised, that it will be sufficient to meet our requirements.  If we are unsuccessful in raising this capital, we may be required to curtail our operations.  In addition, we may seek to restructure its existing liabilities and debt.

Our financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We recognized a substantial loss in fiscal 2008 of $8,684,451, due to the first year of operations, and sustained a loss in fiscal 2007 of $2,450,880.  We had a working capital deficiency at September 30, 2008 of approximately $3,930,000. We had a negative cash flow from operations in 2008 and 2007 of $4,157,154 and, $144,657 respectively. As of September 30, 2008, our liabilities exceeded our assets by $3,780,675.

These factors create uncertainty whether we can continue as a going concern. Our plans to mitigate the effects of the uncertainties on our continued existence are: 1) to raise additional equity capital; 2) to restructure our existing debt; and 3) to pursue our business plan and seek to generate positive operating cash flow. Management believes that these plans can be effectively implemented in the next twelve-month period. However, our ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event we are unable to continue as a going concern.

Results of Operations

Fiscal Year 2008 Compared With Fiscal Year 2007

Our total revenues were $938,140 and $0 during the fiscal years ended September 30, 2008 and 2007, respectively. The increase of our revenues is the result of the commencement of our activities in the sale of a racking and retrieval system for containerized self-storage units and a racking and retrieval system for automobiles in 2008, which contributed $788,140 and $150,000, respectively, to our revenues. Revenues are recognized using the percentage-of-completion method.  As of September 30, 2008, we recognized all of our revenues from a contract for the sale of a racking and retrieval system for containerized self-storage units and a contract for the sale of a racking and retrieval system for the automobiles.  No revenues were recognized in the fourth quarter ending September 30, 2008 because the revenues for both contracts were accrued in the prior quarters utilizing the percentage of completion method.

Our cost of goods sold was $1,002,552 and $0 during the fiscal years ended September 30, 2008 and 2007, respectively. The increase is the result of the direct cost associated with the sale of the racking and retrieval system for containerized self-storage units and the racking and retrieval system for automobiles in 2008. Expenses are recognized using the percentage-of-completion method. As of September 30, 2008, we recognized expenses on the contracts for the sale of the racking and retrieval system and the sale of the racking and retrieval system for automobiles utilizing the percentage-of-completion method which amounted to expenses of $852,552 (100%) and $150,000 (100%), respectively, for the two systems. For fiscal 2008, we recorded losses in the amount of $64,412 and $0, respectively, from these two contracts.

Our sales and marketing costs were $1,052,147 during the fiscal year ended September 30, 2008 compared with $0 during the fiscal year ended September 30, 2007, for an increase of $1,052,147. The increase is the result of the commencement of our racking and retrieval systems operations in the 2008 fiscal year, which included, among other items, advertising expenses of $382,707. In addition, during the fiscal year ended September 30, 2008, we employed up to four full time salesmen, which is a sales and marketing expense.

Our general and administrative expenses were $5,865,713 during the fiscal year ended September 30, 2008 compared with $108,786 during the fiscal year ended September 30, 2007, for an increase of $5,756,927. This increase is primarily the result of additional administrative expenses in connection with the development and construction of our automated racking and retrieval systems, including two part time and five full time employees.  It is also due to the $3,862,315 expense relating to the issuance of stock options and warrants.

Our research and development expenses were $1,575,619 during the fiscal year ended September 30, 2008 compared with $0 during the fiscal year ended September 30, 2007, for an increase of $1,575,619. This increase is a result of our research and development of racking and retrieval systems, which includes the development and construction of two automated racking and retrieval system prototypes for automobile parking and one automated racking and retrieval system prototype of containerized self-storage units. In addition, we employed two part time and up to fifteen full time employees who are recorded under research and development expense.

Depreciation and amortization expense was $18,684 during the year ended September 30, 2008 compared to $1,049 during the year ended September 30, 2007, for an increase of $17,635. This increase is the result of the purchase of additional assets in fiscal 2008.

Interest income was $9,611 during the year ended September 30, 2008, compared with $0 during the year ended September 30, 2007, for an increase of $9,611 due to holding funding monies in an interest bearing account.

Interest expense was $123,945 during the year ended September 30, 2008, compared with $32,219 during the year ended September 30, 2007, for an increase of $91,726. This increase is the result of additional borrowings outstanding in 2008.

In 2007, we realized a gain on the sale of SwingStation Assets in the amount of $177,701.

Fiscal Year 2007 Compared With Fiscal Year 2006

Prior to the fiscal year commencing October 1, 2008, we were not engaged in the design, development, and marketing of automated racking and retrieval systems for automobile parking and automated racking and retrieval of containerized self-storage units.  Accordingly, a comparison of our operations in the fiscal year ended September 31, 2007 is not reflective of our current operations.

Our total revenues were $0 and $34,381 during the fiscal years ended September 30, 2007 and 2006, respectively. Except for the revenues recorded in the fiscal year 2006 in the amount of $34,381, and in the fiscal year 2007 of $0, we did not realize any material revenues from operating activities.

Cost of goods sold during the fiscal years ended September 30, 2007 and 2006, was $0 and $17,678, respectively.

Other operations expenses were $197 during the year ended September 30, 2007 compared with $20,734 during the year ended September 30, 2006, for a decrease of $20,537.    The decrease was a result of the sale of the swingstation system, therefore, resulting in us having no current operations at that time.

General and administrative expenses were $108,786 during the fiscal year ended September 30, 2007 compared with $340,875 during the fiscal year ended September 30, 2006, for a decrease of $232,089 primarily as a result of the sale of the swingstation system.

Depreciation and amortization was $1,049 during the fiscal year ended September 30, 2007 compared to $3,001 during the fiscal year ended September 30, 2006.  The decrease of $1,952 was primarily the result of the furniture and fixtures being fully depreciated and the sale of the remaining furniture of fixtures in the year ended September 30, 2007.

Interest expense was $32,219 during the fiscal year ended September 30, 2007, compared with interest expense of $20,853 during the fiscal year ended September 30, 2006. The increase of $11,366 was the result from an increase in borrowings.

We have recorded a debt discount in the amount of $2,475,000 during the fiscal year ended September 30, 2007, compared to $0 during the fiscal year ended September 30, 2006.  This loss was the result of the conversion of our 6% convertible notes to 7,500,000 shares at a discount.  The discount was based on the difference between the fair market value ($.35) on the date of the promissory notes and the value of the promissory notes ($.02).

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

Principles of consolidation – The accompanying consolidated financial statements include the accounts of Boomerang Utah Systems, Inc. and its wholly owned subsidiaries.  All significant inter-company transactions have been eliminated.

Cash – We maintain cash in bank accounts which may, at times, exceed federally insured limits.  We have not experienced any loss on these accounts.

Accounts receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

For the period ended September 30, 2008, the Allowance for Doubtful Accounts was $0.

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

Stock-base compensation- We adopted FAS 123(R), using the modified-prospective-transition method on February 7, 2008.  Under this method, we are required to recognize compensation cost for stock-based compensation arrangements with employees and directors based on their grant date fair value using the Black-Scholes option-pricing model, such cost to be expensed over the compensations’ respective vesting periods.  For awards with graded vesting, in which portions of the award vest in different periods, we recognize compensation costs over the vesting periods using the straight-line method.

Inherent in determining the fair value of options are several judgments and estimates that must be made. These include determining the underlying valuation methodology for share compensation awards and the related inputs utilized in each valuation, such as our expected stock price volatility, expected term of the options granted to employees and consultants, expected dividend yield, the expected risk-free interest rate, the underlying stock price and the exercise price of the option. Changes to these assumptions could result in different valuations for individual share awards. The company uses the Black-Scholes option pricing model to determine the fair value of options granted to employees, non-employee directors and non-employee consultants.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

With the exception of historical matters, the matters discussed in this Annual Report are "forward-looking statements" as defined under the Securities Act of 1934, as amended which involve risks and uncertainties. We intend that the forward-looking statements in this Annual Report be covered by the safe-harbor provisions for forward-looking statements contained in the Securities Exchange Act of 1934, as amended, and this statement is included for the purpose of complying with the safe-harbor provisions.  Forward-looking statements include, but are not limited to, the ability of management to successfully market the Boomerang products and achieve material revenues and growth, our company’s ability to establish successfully an on-going management structure, and our ability to raise additional capital when needed on terms acceptable to management.

Such forward-looking statements also relate to our ability to successfully manage our operations subsequent to the completion of the acquisition of Boomerang Utah and the adequacy of management available for that purpose.  Many factors may adversely affect our future operations, including the possibility that we will be unable to achieve material revenues, that we will be unable to market our automated systems profitably, or that other companies with significantly larger staffs, revenues and assets may not compete with us and limit our ability to market our systems.  Important factors that could cause us to be unable to meet our goals and objectives are also described in our periodic filings with the Securities and Exchange Commission, including our annual report on Form 10-K and quarterly reports on Form 10-Q.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to respond to this Item.

Item 8. Financial Statements and Supplementary Data

The following financial statements are attached hereto. See pages S-1, et seq.

Independent Auditors' Report	F-1 and 29

Consolidated Balance Sheet - September 30, 2008	F-2 and 30

Consolidated Statements of Operations years ended September 30, 2008 and 2007	F-3 and 31

Consolidated Statements of Stockholders' Deficit - years ended September 30, 2008 and 2007	F-4 and 32

Consolidated Statements of Cash Flows - years ended September 30, 2008 and 2007	F-5-6 and 33-34

Notes to Consolidated Financial Statements	F-7-18 and 35-46

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the two fiscal years ended September 30, 2008, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement or event on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including Stanley J. Checketts, our Principal Executive Officer, and Joseph R. Bellantoni, our Principal Financial Officer, we undertook an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that such disclosure controls and procedures were effective to ensure (a) that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making its assessment, our management, including the Chief Executive Officer and Chief Financial Officer, used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have not identified any material weaknesses in our internal controls over financial reporting as of the end of the fiscal year ended September 30, 2008.

There were no changes in our internal controls over financial reporting during the fourth quarter of the fiscal year ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-K for the fiscal year ended September 30, 2008 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The directors and executive officers of our company and their ages are as follows:

Name	Title	Age

Stanley J. Checketts	Chief Executive Officer and Director	68
Christopher Mulvihill	President	38
Amichaim Abramson	Vice President	35
Joseph R. Bellantoni	Chief Financial Officer and Director	46
Guy Jardine	Vice President and Director	51
David Koffman+	Director	49
Paul J. Donohue+	Director	73

(+) Member of the Audit Committee.

Directors and Executive Officers

Mr. Checketts has been the Chief Executive Officer of S&S Worldwide, Inc.(“S&S”) for more than the past five years.  S&S is engaged in the design, development, marketing and sale of roller coasters and family thrill rides for the amusement industry and conducts its business activities both domestically and internationally.

Mr. Mulvihill has been employed as President and Manager of Sales and Marketing of our company since February 2008, and prior thereto served in such a capacity for Boomerang Utah.  Prior thereto, from August 2005 to January 2007, he was employed by The Active Network, Inc. as the Director of Business Development for Golf.  From January 2002 to July 2005, Mr. Mulvihill was employed by Tee Time King, Inc.

Mr. Abramson has been an independent financial consultant from December 2005 to the present.  From September 2004 to December 2005, he was an educator at the Solomon Schechter Day School of Essex and Union, in West Orange, New Jersey.  From September 2001 to May 2006, he was a student at the Jewish Theological Seminary, New York, New York.  Mr. Abramson was Assistant Vice President, Corporate Finance, with Friedman, Billings, Ramsey & Co., Inc., Alexandria, Virginia from November 1997 to January 2001.

Mr. Bellantoni has been Chief Financial Officer and a Director of our company since January 12, 2007.  Mr. Bellantoni previously joined our company as a Director and Treasurer in April 1995.  Mr. Bellantoni remained a Director until November 8, 2004 and Chief Financial Officer until September 22, 2005.  Mr. Bellantoni also is employed by North Jersey Management Services, Inc., a private company providing accounting and financial record-keeping services.

Since 1998, Mr. Jardine has been engaged as a private real estate developer.  In 1998, Mr. Jardine sold his multi-location automobile maintenance and repair business to a national company.  He has been semi-retired since that time.

Since November 2002, Mr. Koffman has been the co-chief executive officer of HSK Industries, Inc., a family investment company.  He has also been since June 2005 the Vice President of International Hospitality Associates, engaged in developing the La Concha and Condado Vanderbilt Hotels in San Juan, Puerto Rico.  He is a Board Member of the Temple Beth Shalom Endowment Fund.

Mr. Donohue is retired.  He was formerly employed by Ballyowen Golf Club as a Pro Shop Manager from March 1997 through December 2001.  Prior to working at Ballyowen, Mr. Donahue was employed as a Bank Examiner with the State of Florida in 1994 and from 1990 through 1993; he was employed by Midlantic Bank as a Vice President.  He was elected a Director in 1995.

No Director is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to our company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, we believe that with respect to fiscal 2008, except as described in the following sentence, all Section 16(a) filing requirements applicable to our officers, directors and beneficial owners of more than 10% of our equity securities were timely complied with during the fiscal year ended September 30, 2008.  Mr. David Koffman was elected a Director on February 6, 2008.  Mr. Koffman was late in filing his Form 3 Report which was filed on November 20, 2008.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer and principal financial and accounting officer. A copy of our Code of Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003. We will provide to any person, without charge, upon request, a copy of such Code of Ethics. Requests should be addressed to Mr. Joseph R. Bellantoni, Chief Financial Officer at our address appearing on the cover page of this Annual Report on Form 10-K.

Audit Committee Financial Expert

We currently do not have an Audit Committee Financial Expert.

Item 11.           Executive Compensation

The following table sets forth the compensation of our principal executive officer and our other two most highly compensated executive officers who received total compensation exceeding $100,000 for the year ended September 30, 2008 and who served in such capacities at September 30, 2008.

SUMMARY COMPENSATION TABLE
Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation- sation ($) (g)	Nonqualified Deferred Compensation- station Earnings ($)	All Other Compensation ($) (i)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(h)		(j)
Amichaim	2008	-0-	-0-	-0-	$472,495	-0-	-0-	-0-	$472,495
Abramson, Vice	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President				-0-
Joseph	2008	-0-	-0-		$472,495	-0-	-0-	-0-	$472,495
Bellantoni,	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Financial
Officer
Stanley J.	2008	$100,008	-0-	-0-	-0-	-0-	-0-		$100,008
Checketts,	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive
Officer(2) (3)
Christopher	2008	$100,000	-0-	-0-	-0-	-0-	-0-		$100,000
Mulvihill,	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President
Guy Jardine,	2008	$116,511	-0-	-0-	-0-	-0-	-0-		$116,511
Vice President	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and Director(2) (3)

(1)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.  See Notes 9 and 10 to Notes to Financial Statements for the year ended September 30, 2008.

(2)
Messrs. Checketts and Jardine are also Directors of our company; however they receive no additional compensation for serving in those capacities. Messrs. Checketts, Mulvihill and Jardine were elected to and commenced serving in these positions effective February 6, 2008.

Narrative Disclosure to Summary Compensation Table

Mr. Mulvihill is employed as our National Sales Manager pursuant to a five-year agreement expiring on October 31, 2011, whereby he receives a commission of 3% of the gross sales of our products, with a non-refundable advance against commissions of $150,000 per year.  Mr. Mulvihill is a full-time employee.

Outstanding Equity Awards at September 30, 2008.
The following table provides information with respect to our named executive officers above regarding outstanding equity awards held at September 30, 2008.  Neither Mr. Checketts nor Mr. Mulvihill held any equity awards as of September 30, 2008.

		Option Awards			Stock Awards

Name	Number of securities underlying unexercised Options (#) Exercisable/ Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date mm/dd/yy	Number of shares or units of Stock held that have not vested (#)	Market value of shares or units of Stock held that have not vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or payout value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b-c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Joseph Bellantoni	350,000/0	-0-	$0.90	February 5, 2018	-0-	-0-	-0-	-0-
Guy Jardine	0/150,000	150,000	$0.90	February 5, 2013	-0-	-0-	-0-	-0-
Amichaim Abramson	350,000/0	-0-	$0.90	February 5, 2018	-0-	-0-	-0-	-0-

Director Compensation
The following table provides information with respect to compensation of our Directors during the year ended September 30, 2008.  The compensation paid to our named executive officers who are also Directors is reflected in the Summary Compensation Table above.

Name	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(f)
(a)	(b)	(c)	(d)	(e)		(g)	(h)

David Koffman	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Paul J. Donohue	-0-	-0-	$33,750	-0-	-0-	-0-	$33,750

(1)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.  See Note 10 to Notes to Financial Statements for the year ended September 30, 2008.

Our non-employee Board members do not receive any cash compensation for attendance in person or by phone at board meetings or the committee meetings that they are a member of.  Our Directors are reimbursed for their out-of-pocket expenses in attending meetings.  Pursuant to the terms of our 2004 Stock Incentive Plan and as a consequence of reverse stock splits effected subsequent to the adoption of the Plan by the Board of Directors in September 2004, each non-employee Director automatically receives an option grant for 3,333 shares on the date such person joins the Board.  In addition, on the date of each annual stockholder meeting, provided such person has served as a non-employee Director for at least six months, each non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 333 shares.  Each such option has a term of ten years, subject to earlier termination following such person's cessation of Board service, and is subject to certain vesting provisions.  For the purposes of the automatic grant provisions of the Plan, Messrs. Koffman and Donohue are considered non-employee Board members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 28, 2008, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to us to be the beneficial owner of more than five percent of our Common Stock as well as the number of shares of Common Stock beneficially owned by all of our Directors, each of our named executive officers identified in the Summary Compensation Table (see Item 11 above), and all our Directors and executive officers as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of our Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options owned by such holder at said date. As of December 23, 2008, we had 16,490,362 shares of Common Stock outstanding.

Name of Beneficial Owner(1)(2)	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock

Stanley J. Checketts	6,666,667	(3)	40.4%

Christopher Mulvihill	800,000		4.9%

Joseph R. Bellantoni	367,271	(4)	2.2%

Amichaim Abramson	350,000	(5)	2.1%

Guy Jardine	200,000	(6)	1.2%

David Koffman	-0-		—

Paul J. Donahue	31,667	(7)	*

All Directors and Executive Officers as a Group (7 persons)	8,415,605		48.7%

Certain Stockholders

Burton I. Koffman	1,924,542	(8)	11.7%

Venturetek, LP(9)	2,058,334		12.5%
________________________
* Less than 1%

(1)
This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities.  Unless otherwise indicated, the tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.

(2)	Unless otherwise indicated, the address for each of the above is c/o Boomerang Systems, Inc., 355 Madison Avenue, Morristown, New Jersey 07960.
(3)	Includes 6,666,667 shares held by Stan Checketts Properties, L.C. Stanley J. Checketts is the natural person who exercises voting and investment control over the shares.
(4)
Includes 13,938 shares held by Mr. Bellantoni’s wife and 3,333 held by Mr. Bellantoni’s father as to which Mr. Bellantoni disclaims a beneficial interest to both.  Also includes 350,000 shares issuable on exercise of an option at an exercise price of $0.90 per share.

(5)	This is 350,000 shares issuable on exercise of an option exercisable at $0.90 per share,
(6)
Includes 150,000 shares issuable on exercise of an option exercisable at $0.90 per share.  The option became exercisable with respect to 25% of the shares on August 6, 2008 and becomes exercisable with respect to an additional 25% of the shares each succeeding six months thereafter.

(7)	Includes 25,000 shares issuable on exercise of an option at an exercise price of $.90 per share.
(8)
Includes shares held  by Mr. Koffman of record and beneficially including, among other entities,  shares held by Public Loan Company (91,825), The K-6 Family Limited Partnership (83,333) and HSK Funding Inc. (1,733,333) as to all of which Mr. Koffman exercises voting and investment control.

(9)	David Selengut is the natural person who exercises voting and investment control over the shares held by Venturetek, PL.

Securities Authorized for Issuance Under Equity Compensation Plans. On November 8, 2004, our stockholders approved the adoption by our Board of Directors of a 2004 Stock Incentive Plan under which 1,000,000 shares of our Common Stock are reserved for the grant of options and issuance under the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan is described in our proxy statement dated October 12, 2004. As of December 3, 2008, no options had been granted under the 2004 Stock Incentive Plan.

Equity Compensation Plan Information. The following table provides information as of  September 30, 2008 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information As of September 30, 2008

	(a)		(b)	(c)
Plan Category	Number of securities to		Weighted-average exercise	Number of securities
	be issued upon exercise		price of outstanding	remaining available for
	of outstanding options,		options, warrants and	future issuance under equity
	warrants and rights		rights	compensation plans
				(excluding securities
				reflected in column (a))
Equity compensation plans approved by security holders	-0-		N/A	66,667	(1)

Equity compensation plans not approved by security holders	1,360,000	(2)	$0.90	-0-

Total	1,360,000		$0.90	66,667

(1) Shares reserved for issuance under our 2004 Stock Incentive Plan.

(2) On November 28, 2007, our Board of Directors granted options to purchase an aggregate of 1,507,686 shares of Common Stock to persons who were or became officers, Directors or consultants to our company.  These options are exercisable at $0.90 per share.  Such options have a term of ten years.  The option price and number of shares issuable on exercise of the options are subject to anti-dilution adjustment under certain circumstances.

Options to purchase 360,000 shares were also granted to four persons who became employees of our company following the completion of the acquisition of Boomerang Utah.  Included among such persons is Mr. Guy Jardine, who became a Vice President and Director, and who was granted an option to purchase 150,000 shares.  All 360,000 options have a term of five years and are subject to vesting, whereby the options become exercisable with respect to 25% of the shares subject to the options at the end of 18 months after the acquisition of Boomerang Utah was completed and with respect to an additional 25% at the end of each succeeding six-month period until such options are fully exercisable.

Our Board resolved to grant these options as an inducement for these persons to expend their efforts for the success of our company and to provide a means whereby such persons can obtain an equity interest in our company.  We did not seek or obtain the approval of our stockholders as to the grant of these options.

Item 13. Certain Relationships and Related Transactions and Director Independence

Prior to and at the time of the completion of the acquisition of Boomerang Utah, the holder of Boomerang Utah’s outstanding capital stock was Boomerang Systems Holdings, Inc. (“Holdings”). Certain persons, who were formerly the beneficial holders of the outstanding stock of Holdings, are also members or stockholders of other entities that are parties to agreements with Boomerang Utah.  HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, former stockholders of Holdings, are beneficial holders of shares of our company and certain of their members and stockholders are also the members of B&G Management, LLC (“B&G”), a subsidiary of which is a party to various transactions with us, and SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us.   Burton Koffman, the individual who exercises voting and investment control over HSK Funding, Inc., is the father of David Koffman, one our Directors, and Gene Mulvihill, the individual who exercises voting and investment control over Lake Isle Corp., is the father of Christopher Mulvihill, our President.  Venturetek, LP is also a member of B&G. and HSK Funding Inc.

A majority-owned subsidiary of B&G, S&S Worldwide, Inc. (“S&S”) has, since Boomerang Utah’s inception, provided Boomerang Utah with consulting services and purchased for resale to Boomerang Utah the parts and components used in the manufacture and construction of the two existing prototype automated parking and self-storage pilot systems and utilized in Boomerang Utah’s research and development activities. The services, parts, components and other activities of S&S have been charged by S&S to Boomerang Utah based on the actual cost to S&S of the time and materials plus an override of 5%. For the year ended September 30, 2008 charges to Boomerang Utah by S&S, including the 5% override were approximately $532,807 and from inception through September 30, 2008 aggregated $649,571.  During the year ended September 30, 2008, Boomerang Utah provided services to S&S in the form of employee services in exchange for an offset against the accrued charges Boomerang Utah owes to S&S in the amount of $47,961 at September 30, 2008.  Except for limited purchases from S&S, Boomerang Utah is purchasing parts, components and other services directly.  Boomerang Utah’s financial statements are included in our consolidated financial statements.  In June 2008, Holdings sold its membership interest in SB&G Properties, LC to Holdings’ shareholders.

Mr. Stanley J. Checketts (“Checketts”), our Chief Executive Officer, was the founder of S&S and is its Chief Executive Officer.

SB&G Properties, an entity owned by HSK Funding, Lake Isle Corp. and Venturetek, is the landlord under a lease entered into with Boomerang Utah dated October 1, 2007, relating to premises located at 324 West 2450 North, Building A, Logan, Utah. The term of the lease is for one year renewable for an additional one year at a fixed annual rent of $260,610 plus real property and school taxes. The deferred rent of $79,393, which was deferred to October 1, 2008, has been reduced by $23,728, which are payments Boomerang Utah has made on behalf of the SB&G for construction costs. In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang Utah’s manufacturing activities.  On October 1, 2008 Boomerang Utah renewed and renegotiated the terms of the lease which increased the deferred rent to $176,610 annually plus the net deferral from fiscal year end 2008, which remain unpaid.

Stan Checketts Properties, L.C.(“SCP), whose sole owner is Mr. Stanley J. Checketts, is the landlord under a lease entered into with Boomerang Utah dated October 1, 2007 for premises located at 324 West 2450 North, Building B, Logan, Utah. The term of the lease is for one year renewable for an additional one year at a fixed annual rent of $157,680 plus real property and school taxes. The deferred rent of $52,866, which was deferred to October 1, 2008, has been increased by $5,808 arising out of SCP paying real estate taxes on behalf of Boomerang Utah.  In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 18,000 square foot leased premises are also used for Boomerang Utah’s manufacturing activities.  On October 1, 2008 Boomerang Utah renewed and renegotiated the terms of the lease which increased the deferred rent to $106,857 annually plus the net deferral from fiscal year end 2008, which remain unpaid.

SB&G is obligated on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $863,773 as of September 30, 2008, bearing interest at 7.845% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang Utah, along with Messrs. Gene Mulvihill (“Mulvihill”), the father of Christopher Mulvihill, the President of our company, Checketts, and Burton Koffman (“Koffman”), the father of David Koffman, a member of our Board of Directors, are the joint and several guarantors of the promissory note.

Holdings, who sold its membership interest in SB&G to its shareholders and each of Messrs. Mulvihill and Koffman are the guarantors of a financing lease entered into on September 1, 2007 between Boomerang Utah and a nonaffiliated bank. The lease relates to certain equipment used by Boomerang Utah in its manufacturing operations. The total cost of the equipment was approximately $900,000. The rental is payable in sixty monthly installments of approximately $12,750. Boomerang Utah has the option to purchase the equipment at the conclusion of the lease term for approximately $315,000 which amount is the parties’ pre-determined fair market value of the equipment at the conclusion of the lease.

J and A Financing, Inc., also affiliated with Messrs. Mulvihill and Koffman, has guaranteed two loans to Boomerang Utah from a non-affiliated bank, totaling $485,000 as of September 30, 2008.

We also lease on a month-to-month basis approximately 743 square feet of office space at 355 Madison Avenue, Morristown, New Jersey from St. Mark’s Associates. The rental is $1,362 per month and we are obligated to maintain the premises. Mr. Mulvihill, the father of Mr. Christopher Mulvihill, the President of our company, is a partner of St. Mark’s Associates.  St. Mark’s Associates sold the building on December 30, 2008.

We issued non-statutory options to purchase common stock during the fiscal year ended September 30, 2008 to certain of our officers and Directors.  Mr. Joseph Bellantoni, our Principal Financial Officer, was issued a non-statutory option to purchase 350,000 shares at an exercise price of $.90 per share. Mr. Ami Abramson, a Vice President, was issued a non-statutory option to purchase 350,000 shares at an exercise price of $.90 per share. Mr. Paul Donohue, a member of our Board of Directors, was issued a non-statutory option to purchase 25,000 shares at an exercise price of $.90 per share.  All such options expire on February 5, 2018.  Mr. Guy Jardine, our Principal Operating Officer, was issued a non-statutory option expiring February 5, 2013 to purchase 150,000 shares at an exercise price of $.90 per share.

In May, 2008, we executed and delivered to J & A Financing, Inc. a Demand Grid Note with a maximum borrowing availability of $1,500,000. As of the end of the fiscal year ended September 30, 2008, we had drawn down under the Grid Note the sum of $1,890,000.  We repaid $890,000 in August 2008.  Interest under the Grid Note accrues at 9% per annum and principal and accrued interest is due on demand. The gross proceeds of $1,890,000 were used for working capital and general corporate purposes.

During January 2007, we sold in a private sale of its securities $150,000 principal amount of its 6% unsecured promissory notes due July 31, 2007.  Of the $150,000 promissory notes sold, $50,000 in aggregate was sold to K-6 Family Limited Partnership and Milton Koffman.  On July 31, 2007, these notes were converted into shares of common stock and the Company has issued 1,250,000 shares to the K-6 Family Ltd. Partnership and 1,250,000 shares to Milton Koffman.

Item 14.  Principal Accountant Fees and Services

The following sets forth fees incurred by us during the two fiscal years ended September 30, 2008 for services provided by Liebman, Goldberg & Drogin, L.L.P., our independent public accountant at those year ends.

		Audit Related		All Other
	Audit Fees	Fees	Tax Fees	Fees
2008	$34,250	0	$5,700	0
2007	$31,750	$-0-	$3,750	$-0-

Our Board of Directors believes that the provision of the services during the two years ended September 30, 2008 is compatible with maintaining the independence of Liebman, Goldberg & Drogin, L.L.P.  Our Board of Directors has not adopted any pre-approval policies and procedures for engaging an accountant to render audit or non-audit services that are subject to the pre-approval requirement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.1.1	Certificate of Incorporation of Registrant and Amendment No.1 thereto (1)

3.1.2
Certificate of Amendment dated June 24, 1992 to Certificate of Incorporation reducing the authorized shares of Common  Stock to 25,000,000, increasing the par value to $.01 per share and effecting a one-for-four reverse stock split (2)

3.1.3	Certificate of Amendment filed November 8, 2004 increasing number of shares of Common Stock authorized (6)

3.1.4	Certificate of Amendment filed November 8, 2004 effecting, among other things, a reduction in the par value of the shares of Common Stock and a one-for-twenty reverse stock split (6)

3.2	By-laws of Registrant (1)

4.1	Specimen Common Stock Certificate, $0.001 par value)

10.2	Asset Purchase Agreement, dated October 5, 2006 among the Registrant, SwingStation, Inc. and SwingStation Systems, LLC (8)

10.3	Form of 12% Promissory Note due August 14 and 20, 2009(9)

10-4.	Form of Warrant to Purchase Common Stock expiring August 2013(9)

14	Code of Ethics (5)

22.	Subsidiaries of the registrant (as of September 30, 2008):

Name	State of Incorporation
Boomerang Sub, Inc.	Delaware
Dominion Cellular, Inc.	New Jersey
Diamond Leasing and Management Corp.	Delaware
Diamond World Funding Corp.	New Jersey
SwingStation, Inc.	Delaware

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

(5) Filed as an exhibit to the Registrant's annual report on Form 10-KSB for the year ended September 30, 2003

(6) Filed as an exhibit to the Current Report on Form 8-K for November 8, 2004.

(7) Filed as an exhibit to the Registrant's annual report on Form 10-KSB for the year ended September 30, 2006.

(8) Filed as an exhibit to the Registrant's Current Report on Form 8-K for October 2, 2006 and incorporated herein by reference.

(9) Filed as an exhibit to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee
Boomerang Systems, Inc.
Morristown, New Jersey

We have audited the accompanying consolidated balance sheet of Boomerang Systems, Inc. and Subsidiaries as of September 30, 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two fiscal years ended September 30, 2008.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Company as of September 30, 2008, and the results of its operations and cash flows for the two fiscal years ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

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

Liebman Goldberg & Drogin, LLP
Garden City, New York

January 5, 2009

F-1 and 29

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2008

ASSETS

Current assets:
Cash and cash equivalents	$425,614
Accounts receivable	177,500
Costs and estimated earned profits in excess of billings on completed contracts	28,814
Inventories	80,488
Prepaid expenses and other assets	91,720
Total current assets	804,136
Property, plant and equipment, net	242,616

Total assets	$1,046,752

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,191,513
Debt, current portion	3,542,852
Total current liabilities	4,734,365

Long term liabilities:
Debt	93,062
Total long term liabilities	93,062
Total liabilities	4,827,427
Commitments and contingencies

Stockholders' deficit:
Common stock, $0.001 par value;	16,490
Authorized 35,000,000 shares; issued and outstanding shares issued and outstanding	16,490,362
Additional Paid in Capital	4,899,178
Accumulated deficit	(8,696,343)
Total stockholders' deficit	(3,780,675)

Total liabilities and stockholders' deficit	$1,046,752

See accompanying notes.

F-2 and 30

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 and 2007

	2008	2007
Revenues
System sales	$938,140	$0

Total revenues	938,140	0

Cost of Goods Sold	(1,002,552)	0

Gross (Loss)	(64,412)	0

Expenses:
Other operations	0	197
Sales and marketing	1,052,147	0
General and administrative expenses	5,865,713	108,786
Research and development	1,575,619	0
Depreciation and amortization	18,684	1,049

Total expenses	8,512,163	110,032

(Loss) from operations	(8,576,575)	(110,032)

Other income (expenses):
Interest income	9,611	0
Interest expense	(123,945)	(27,452)
Interest expense convertible notes	(0)	(4,767)
Debt Discount	4,225	(2,475,000)
Gain on Sale of Swingstation assets	(0)	177,701
(Loss) on sale of furniture and fixtures	(0)	(6,182)
Debt write off	7,798	0

Total other income (expenses)	(102,311)	(2,335,700)

(Loss) before provision for income taxes	(8,678,886)	(2,445,732)
Provision for income taxes	5,565	5,148

Net (loss)	$(8,684,451)	$(2,450,880)
Basic net (loss) per common share	$(0.78)	$(3.35)
Diluted net (loss) per common share	$(0.78)	$(3.35)

Weighted average number of shares - basic	11,127,886	732,134
Diluted weighted average number of shares	11,127,886	732,134

Note: The year ended September 30, 2007 weighted average and diluted weighted average number of shares have been changed to reflect the one-for-fifteen reverse stock split.

See accompanying notes.

F-3 and 31

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED SEPTEMBER 30, 2008 and 2007

	Common	Par	Capital in	Accum	Treasury	Total
	Stock	Value	Excess of	Deficit	Stock
			Par

Balance September 30, 2006	9,655,441	$9,655	$9,188,478	$(8,515,428)	$(1,400,913)	$(718,208)
Issuance of Common Stock - consulting services	200,000	200	9,800			10,000
Issuance of Common Stock - convertible notes	7,500,000	7,500	2,622,177			2,629,677
Net (Loss)				$(2,450,880)		$(2,450,880)
Balance September 30, 2007	17,355,441	$17,355	$11,820,455	$(10,966,308)	$(1,400,913)	$(529,411)
Issuance of Common Stock - merger	200,000,000	200,000	(9,014,963)	10,954,416	1,400,913	3,540,366
Issuance of Common Stock - private Placement	30,000,000	30,000	(1,537,764)	0	0	(1,507,764)
1 for 15 split	(230,865,078)	(230,865)	(230,865)	0	0	(461,730)
Issuance of Stock Options and Warrants			3,862,315			3,862315
Net (Loss)				$(8,684,451)		(8,684,451)
Balance as of September 30, 2008	16,490,362	$16,490	$4,899,178	$(8,696,343)	$0.00	$(3,780,675)

See accompanying notes.

F-4 and 32

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss)	$(8,684,451)	$(2,450,880)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
(1) Loss on Sale of Equipment	0	6,182
(2) Depreciation and amortization	18,684	1,049
(3) Debt Discount	0	2,475,000
(4) Issuance of common stock for consulting services	0	10,000
(5) Gain on sale of Swingstation assets	(0)	(177,701)
(6) Issuance of stock options and warrants	3,862,315	0

Changes in assets and liabilities:
(Increase) Accounts receivable	(177,500)	0
(Increase) Costs and estimated earned profits in excess of billings on completed contracts	(28,814)	0
(Increase) Prepaid and other assets	(91,720)	0
(Increase) Inventory	(80,488)	0
Increase Accounts payable and accrued liabilities	1,024,820	(8,307)
Net cash (used in) operating activities	(4,157,154)	(144,657)

Cash flows from investing activities:
Property and equipment	(261,300)	0
Proceeds from Sale of furniture and fixtures	0	3,000
Net cash (used in) provided by investing activities	(261,300)	3,000

Cash flows from financing activities:
Issuance of common stock	1,570,872	0
Additional borrowings	4,159,475	144,800
Repayment of debt	(890,000)	0
Net cash provided by financing activities	4,840,347	144,800

Increase in cash and cash equivalents	421,893	3,143
Cash and cash equivalents, beginning of year	3,721	578
Cash and cash equivalents, end of year	425,614	3,271

See accompanying notes.

F-5 and 33

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Reverse merger with Boomerang:
Accumulated deficit	$(9,352,006)	0
Common stock	(200,000)	0
Additional paid in capital	10,952,919	0
Treasury stock	(1,400,913)	0
Subtotal	0	0

Reverse stock split:
Common stock	230,865	0
Additional paid in capital	(230,865)	0
Subtotal	0	0

Sale of Swing Station Assets:
Debt	$0	$28,048
Accounts payable & accrued liabilities	0	167,194
Receivables	(0)	(8,075)
Inventory	(0)	(8,790)
Equipment	(0)	(676)
Gain on Sale	(0)	(177,701)
Subtotal	0	0

Conversion of Debt for
Common Stock:
Reduction of Debt	$0	$154,677
Debt Discount	0	2,475,000
Issuance of common stock-par value	(0)	(7,500)
Issuance of common stock - add. Paid in cap	(0)	(2,622,177)
Subtotal	0	0

Issuance of Common Stock for
Administrative & Consulting fees:
Administrative & consulting expense	0	10,000
Issuance of common stock-par value	(0)	(200)
Issuance of common stock-add. Paid in cap	(0)	(9,800)
Subtotal	0	0

Total Non-Cash Operating, Investing and Financing Activities	$0	$0

See accompanying notes.

F-6 and 34

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

Note 1- Summary of Significant Accounting Policies

Organization and Nature of Operations

Our company was incorporated under the laws of the State of Delaware on October 11, 1979. On November 8, 2004, we amended our certificate of incorporation to change our corporate name to Digital Imaging Resources Inc. from Dominion Resources Inc. On February 6, 2008, we filed an amendment to our Certificate of Incorporation with the State of Delaware, which effected a change in our corporate name to Boomerang Systems, Inc.

On February 6, 2008, we completed the acquisition (the “Acquisition”) of the business, assets and liabilities of Boomerang Systems Inc., a Utah corporation (“Boomerang Utah”), by the merger of the Boomerang Utah into a wholly owned subsidiary of ours. We issued as consideration for the acquisition 13,333,334 shares (on a post one-for-fifteen reverse split basis) of our Common Stock. Closing of the merger was subject to (i) the completion of a private placement of 2,000,000 post-split shares of our Common Stock pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) resulting in net proceeds to us of approximately $1,700,000, (ii) the completion of a one-for-fifteen reverse stock split of our outstanding shares, and (iii) completion by us of all filing requirements under the Securities Exchange Act of 1934, as amended, and the passage of all notice periods.

Concurrently with the closing of the acquisition, we changed its corporate name to Boomerang Systems, Inc.  The Company, through its wholly owned subsidiary, Boomerang Utah, which it acquired in February 2008, is engaged in the design, development, and marketing of automated racking and retrieval systems for automobile parking and automated racking and retrieval of containerized self-storage units.

Principles of Consolidation

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

Research and Development

Pursuant to SFAS No. 2, research and development costs are expensed as incurred.

Going Concern

Our financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We sustained a substantial loss in fiscal 2007 of $2,450,880. For the year ended September 30, 2008, we incurred a net loss of $8,684,451. We had negative cash flow from operations for the year ended September 30, 2008 and during the year ended September 30, 2007 in the amount of $4,157,154 and $144,657, respectively. For the year ended September 30, 2008 and September 30, 2007, our liabilities exceeded its assets by $3,780,675 and $529,411, respectively.

These factors create uncertainty whether we can continue as a going concern. Our plans to mitigate the effects of the uncertainties on our continued existence are: 1) to raise additional equity capital; 2) to restructure our existing debt; and 3) to pursue our business plan and seek to generate positive operating cash flow. Management believes that these plans can be effectively implemented in the next twelve-month period. However, our ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event we are unable to continue as a going concern.

F-7 and 35

Earnings Per Common Share

We adopted Financial Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing our net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic income/(loss) per common share for the years ended September 30, 2008 and 2007 was 11,127,886 and 732,134 respectively. The weighted average number of common shares used to calculate diluted income/(loss) per common share for the years ended September 30, 2008 and 2007 was 11,127,886 and 732,134 respectively.  The year ended September 30, 2007 weighted average and diluted weighted average number of shares have been changed to reflect the one-for-fifteen reverse stock split.  Due to the stock options and warrants issued during fiscal year ended September 30, 2008 being antidilutive the weighted average shares for basic income/(loss) and diluted income/(loss) are the same.

Revenue Recognition

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

Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We consider our accounts receivables to be favorably collectible.  Accordingly, we have not recorded an allowance for doubtful accounts at September 30, 2008.

Inventory

Inventories consisting of parts, materials, and assemblies are stated at the lower of cost or market. Cost is determined using the weighted average cost method.

F-8 and 36

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to thirty-nine years. Depreciation and amortization for the years ended September 30, 2008 and 2007 was $18,684 and $1,049, respectively.

Income Taxes

We account for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The Company and its subsidiaries file a consolidated Federal income tax return.

Use of Estimates

Management of the Company has made estimates and assumptions relating to reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

Impairment of Long-Lived Assets

We review the long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that an impairment exists, the carrying value of the asset is adjusted to the fair value. Factors considered in the determination of the fair value include current operating results, trends and the present value of estimated expected future cash flows.

Fair Value of Financial Instruments

SFAS No. 107 "Disclosures about Fair Value of Financial Instruments." requires disclosures of the fair value information whether or not recognized in the balance sheet where it is practicable to estimate that value. The carrying value of cash and cash equivalents, accounts receivables, accounts and notes payable approximate fair value.

Advertising Expense

Advertising costs amounted to $382,707 and $0 for the years ended September 30, 2008 and 2007, respectively. Advertising costs are expensed as incurred.

Stock-Based Compensation

The analysis and computation was performed based on our adoption of Statement of Financial Accounting Standards No. 123R, share-based payment (SFAS 123R), which requires the recognition of the fair value of stock-based compensation.  For the fiscal year-ended September 30, 2008, we conducted an outside independent analysis and our own review, and based on the results, we recognized $3,862,315 respectively, in share-based payments related to warrants and stock options issued with the rights to exercise 2,697,686 shares in 2008 of our common stock.

F-9 and 37

Recent Accounting Pronouncements

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109” (FIN 48).  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that we have taken or expect to take on a tax return.  FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006.  We do not expect the adoption of FIN 48 to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable.  SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings.  SFAS No. 157 is effective for our 2009 fiscal year, although early adoption is permitted.  The adoption of SFAS No. 157 will not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115 (SFAS 159)”.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option permits a company to choose to measure eligible items at fair value at specified election dates.  A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption.  SFAS No. 159 will be effective for our fiscal 2009 year.  We believe the adoption of SFAS No. 159 will not have a material effect on its consolidated financial statements.

Note 2- Cost in Excess of Billings/Billings of Excess Costs

We entered into contracts for the construction of Racking and Retrieval Systems and generally recognize revenue on the percentage of completion method. We entered into two contracts for $938,140 in 2008.

Information with respect to uncompleted contracts for the year ended September 30, 2008:

2008
Earnings on Completed contracts	$938,140
Less Billings	(909,326)

Included in the accompanying consolidated Balance sheets under the following captions:

Costs and estimated earned profits in excess Of billings on uncompleted contracts	28,814
Billings in excess of costs and estimated Earned profits on uncompleted contracts	(0)
Net Costs to Billings	28,814

F-10 and 38

Note 3- Property, Plant and Equipment

Property, plant and equipment consist of the following at September 30, 2008:

	2008
Computer equipment	$84,545
Machinery and equipment	94,492
Furniture and fixtures	30,476
Leasehold improvements	52,871
	262,384
Less: Accumulated depreciation	19,768
		$242,616

Note 4- Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2008 consist of the following:

Accounts Payable - trade	$1,053,523
Accrued interest and other	137,990

$1,191,513

Note 5- Income Taxes

The tax expense (benefit) for the years ended September 30, 2008 and 2007 consists of the following components:

	2008	2007

Current	$-0-	$-0-
Federal	-0-	-0-
State	5,565	5,148
Deferred
Federal	-0-	-0-
State	-0-	-0-

	$5,565	$5,148

The income tax benefit for the year does not bear the expected relationship between pretax loss and the Federal corporate income tax rate of 34% because of the direct effect of state and local income taxes.

Deferred income taxes as reported on the balance sheet consists of:

	2008	2007

Deferred tax assets	$568,089	$317,259
Deferred tax liabilities	-0-	-0-
Valuation allowance	(568,089)	(317,259)
Total	$0	$0

As of September 30, 2008 the Company had net operating losses (NOL) of approximately $3,857,000. This amount is available to be carried forward to offset future taxable income. The carry forwards begin to expire for the year ended September 30, 2008. The company has provided a full 100% valuation allowance on the deferred tax assets at September 30, 2008 and 2007 to reduce such deferred income tax assets to zero as it is the management’s belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles. Management will review the valuation allowance required periodically and make adjustments as warranted.

F-11 and 39

Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carry forwards is limited under the change in stock ownership rules of the Code. As a result of ownership changes, which occurred February 6, 2008, the Company's operating loss carry forwards are subject to these limitations. Future ownership changes could also further limit the utilization of any net operating loss carry forwards as of that date.

Note 6- Debt

In October 2003, we entered into a unsecured loan with a third party in the amount of $50,000, for working capital.  The loan bears interest of 10%.  As of September 30, 2008 the loan is due on demand.  The balance of the loan including interest at September 30, 2008 is $70,960.

On January 7, 2005, a third party lender agreed to reduce the principal amount of the $417,221 of indebtedness owing to it as of September 30, 2004, by $217,221 to $200,000 in exchange for 981,276 shares of our common stock effective as of December 31, 2004.  On August 29, 2007, this party had agreed to extend the maturity date of the loan to December 7, 2007.  In addition to the extension of the maturity date it was agreed that the interest rate on the loan would be 8% per annum beginning January 1, 2007.  The note is not collateralized and at September 30, 2008 the balance of the loan including interest was $325,428 and is due on demand.

In 2007, through our wholly owned subsidiary Boomerang Utah, we entered into three loan agreements with a non-affiliated bank.  On November 20, 2007 we entered into its first loan agreement in the amount of $200,000, bears interest at 5%, and was due on August 21, 2008 then extended to November 21, 2008 with interest rate of 4.75%. Recently, it has been extended again to February 16, 2009 with an interest rate of 5.05%.  On December 11, 2007 we entered into a second loan agreement for $300,000 at an interest rate of 7%. This loan was paid back on February 11, 2008 out of the proceeds of the private sale of our securities in February 2008. We entered into a third loan on January 14, 2008 for $285,000 with an interest rate of 6.458% which was due on April 14, 2008, then extended to October 14, 2008 with an interest rate was decreased to 4.75%.  It has been extended to March 14, 2009 with an interest rate of 4.71%.

In May 2008, we entered into a grid loan agreement with J&A Financing for a maximum borrowing availability of $1,500,000 for which it has drawn down $1,890,000.  The Company repaid $890,000 in August 2008.  The loan bears an interest at 9% and is due on demand.  The gross proceeds of $1,890,000 were used for working capital and general corporate purposes.

During the fourth quarter of fiscal 2008, we completed the sale of it’s securities, which included $1,500,000 principal amount of the Company’s promissory notes due twelve months from issuance with interest accruing at the rate of 12% per annum payable currently at 1% per month. Issued with the promissory notes are intended to be five-year common stock purchase warrants exercisable at $1.25 per share to purchase an aggregate of 1,500,000 shares of Common Stock, or one warrant for each $1.00 of notes purchased. In the event the promissory notes and any accrued but unpaid interest are not paid at maturity, the holder of the notes will be issued additional five-year common stock purchase warrants exercisable at a per common share exercise price equal to 80% of the average of the last sale prices for the Company’s Common Stock during the most recent ten trading days prior to the date of issuance of the warrants and, in the event last sale prices are unavailable for a full ten trading days, such additional number of trading days immediately prior to such ten trading day period so as to total the most recent ten trading days during which last sale prices are available. The warrants will be issued at the rate of warrants to purchase 1.5 shares for each dollar of principal and accrued interest that remains unpaid for each 30-day period after maturity of the notes.

F-12 and 40

	Principal	Maturity Date	Interest Rate	Secured
Loan Payable- Third Party	$70,961	Due Upon Demand	10%	No
Loan Payable- Third Party	$325,428	Due Upon Demand	15%	No
Promissory Notes- Private Placement	$1,500,000	8/14-8/20/2009	12%	No
Note Payable- Bank	$200,000	2/16/2009	5.05%	Yes
Note Payable- Bank	$285,000	3/14/2009	4.71%	Yes
Loan Payable- Third Party	$1,000,000	Due Upon Demand	9%	No

Note 7- Long-Term Debt

Long-term debt at September 30, 2008 consisted of the following:

2008
Lease payable to bank, payable in monthly installments of $2,651 including interest at 6.448%, final payment due December 1, 2012, secured by equipment	$117,997
Less: current maturities	(24,936)
Total long-term debt	$93,061

Aggregate maturities required on long-term debt at September 30, 2008, are as follows:

2009	$24,936
2010	26,592
2011	28,358
2012	30,242
2013	7,869
Total	$117,997

Note 8- Common Stock

During the fourth quarter of fiscal 2008, we completed the sale of our securities, which included $1,500,000 principal amount of the Company’s promissory notes due twelve months from issuance with interest accruing at the rate of 12% per annum payable currently at 1% per month. Issued with the promissory notes were five-year common stock purchase warrants exercisable at $1.25 per share to purchase an aggregate of 1,500,000 shares of Common Stock, or one warrant for each $1.00 of notes purchased. In the event the promissory notes and any accrued but unpaid interest are not paid at maturity, the holder of the notes will be issued additional five-year common stock purchase warrants exercisable at a per common share exercise price equal to 80% of the average of the last sale prices for the Company’s Common Stock during the most recent ten trading days prior to the date of issuance of the warrants and, in the event last sale prices are unavailable for a full ten trading days, such additional number of trading days immediately prior to such ten trading day period so as to total the most recent ten trading days during which last sale prices are available. The warrants will be issued at the rate of warrants to purchase 1.5 shares for each dollar of principal and accrued interest that remains unpaid for each 30-day period after maturity of the notes.

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

F-13 and 41

We issued options and warrants to purchase common stock during the fiscal year ended September 30, 2008, comprised of: (i) ten-year non-statutory options to purchase 1,147,686 shares exercisable at $0.90 per share; (ii) five-year non-statutory options to purchase 360,000 shares exercisable at $0.90 per share; and (iii) five-year warrants to purchase 50,000 shares exercisable at $1.20 per share; for a total of 1,507,686 shares.

Note 9- Stock Option Valuation and Expense Information Under SFAS No. 123(R)

During the first quarter of fiscal 2008, we issued options and warrants to purchase common stock, comprised of: (i) ten-year non-statutory options to purchase 1,147,686 shares of exercisable at $0.90 per share; (ii) five-year non-statutory options to purchase 360,000 shares exercisable at $0.90 per share.  The first category of 1,147,686 shares is fully vested as of the grant date of February 6, 2008 with a term of ten years.  The remaining 360,000 shares are subject to the following vesting schedule; 25% eighteen months after the grant date of February 6, 2008 and 25% every six months thereafter.  The exercise price for the Plan is $.90.

 On February 6, 2008, we adopted SFAS No. 123 (R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees, directors, and vendors including stock options and employee stock purchases based on estimated fair values.  The following table summaries stock-based compensation expense related to the Plan, employee stock purchases and nonvested shares under SFAS No. 123 (R) for the fiscal year ended September 30, 2008.

Year Ended September 30, 2008
Design	$26,952
General and administrative	1,236,041
Operations	404,276
Consulting Fees	168,748
Legal Fees	198,473

We use the Black-Scholes option pricing model (“BSM”) to estimate the grant date fair value of stock option awards.  The weighted average grant date fair value of the stock options granted during fiscal year ended September 30, 2008 is $310,242, using the BSM with the following weighted average assumptions:

Year Ended September 30, 2008
Expected volatility	272.9%
Risk-free interest rate 10 yr	2.977%
Risk-free interest rate 5 yr	1.606%
Expected term (in years)	10 and 5

The volatility assumption for fiscal 2008 was based on the weighted average for the most recent year and long term volatility measures of our stock as well as certain of our peers.

The risk-free interest rate assumption is based upon the U.S. Treasury rate for December 31, 2008.

The expected term of the employee stock options represents the actual term.  We have no historical data to make any assumptions off of.  In the upcoming years we will adjust the expected term once historical data becomes available.

A stock-based compensation expense recognized in the accompanying consolidated statement of operations for the fiscal year ended September 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Currently we have no historical data to use for estimating out forfeitures.

F-14 and 42

Stock Options

The status of the plan for fiscal year ended September 30, 2008 is as follows:

		Weighted
	Number	Average Exercise
	Of Shares	Price

Granted	1,507,686	$0.90
Exercised	0	$0.00
Forfeited or expired	0	$0.00
Stock options outstanding	1,507,686	$0.90

Nonvested Stock

Nonvested stocks are shares of common stock that are subject to restrictions on transfers and risk of forfeiture until the fulfillment of specific conditions.  Nonvested stock is expensed ratably over the term of the restriction period of three years.  Nonvested stock compensation expense for the fiscal year ended September 30, 2008 was $485,132.

A summary of the status of our nonvested stock for the fiscal year ended September 30, 2008 is as follows:

		Weighted
	Number	Average Grant
	Of Shares	Fair Value
Nonvested stock outstanding, September 30, 2008	360,000	$172,940
Granted	360,000	172,940
Vested	0	0
Forfeited	0	0

The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date.  As of September 30, 2008, there was $485,132 thousand of total unrecognized compensation cost related to nonvested stock to be recognized over a weighted average period of 3 years.

Warrants

Warrants were issued during the fiscal year ended September 30, 2008 due to the private placement in February 2008 for the following:

	Number	Weighted
	Of Shares	Average Grant
		Fair Value
Commissions	50,000	$33,680
Financing Fees	1,500,000	596,328

Note 10- Merger

On February 6, 2008, the Company completed the Acquisition of Boomerang Utah (see Note 1). The transaction is considered to be a reverse takeover of Digital by Boomerang Utah as the former shareholders of Boomerang Utah will own approximately 80.9% of the combined company. This transaction was handled in accordance with reverse take-over accounting.

Note 11- Related Party Transactions

On July 25, 2006, we entered into a loan agreement in the amount of $25,000 with Shal Properties, LLC, a company affiliated with T. Marshall Swartwood. The loan was due on demand and bears interest at 5%.   On October 5, 2006, this loan, along with all accrued interest was assumed by SwingStation LLC in conjunction with the asset purchase agreement with SwingStation, Inc., the Company’s wholly-owned subsidiary.

F-15 and 43

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

In January 2007, we sold in a private sale of its securities $150,000 principal amount of its 6% unsecured promissory notes due July 31, 2007.  Of the $150,000 promissory notes sold, $50,000 in aggregate was sold to K-6 Family Limited Partnership and Milton Koffman.  On July 31, 2007, these notes were converted into shares of common stock and the Company has issued 1,250,000 shares to the K-6 Family Ltd. Partnership and 1,250,000 shares to Milton Koffman.

Prior to the completion of the Acquisition, the holder of Boomerang Utah’s outstanding capital stock was Boomerang Systems Holdings, Inc. (“Holdings”). Certain persons, who are the beneficial holders of the outstanding stock of Holdings, are also members or stockholders of other entities that are parties to agreements with Boomerang Utah. HSK Funding, Inc., Burton Koffman is the individual who exercises voting and investment control is also the father of one our Directors, David Koffman; Lake Isle Corp., Gene Mulvihill is the individual for this company who exercises voting and investment control; and Venturetek, LP, who are beneficial holders of shares of the Company and stockholders of Holdings, are also the members of B&G Management, LLC (“B&G”). A majority-owned subsidiary of B&G, S&S Worldwide, Inc. (“S&S”) has, since Boomerang Utah’s inception, provided Boomerang Utah with consulting services and purchased for resale to Boomerang Utah the parts and components used in the manufacture and construction of the two existing Boomerang Utah automated parking and self-storage pilot systems and utilized in Boomerang Utah’s research and development activities. The services, parts, components and other activities of S&S have been charged by S&S to Boomerang Utah based on the actual cost to S&S of the time and materials plus an override of 5%. Through September 30, 2008 charges to Boomerang Utah by S&S, including the 5% override were approximately $649,571. Except for limited purchases from S&S, Boomerang Utah is purchasing parts, components and other services directly.  In June 2008, Holdings sold its membership interest in SB&G Properties, LC to Holdings shareholders.

Mr. Stanley J. Checketts (“Checketts”), the Company’s Chief Executive Officer, was the founder of S&S and is its Chief Executive Officer.

SB&G Properties, an entity owned by HSK Funding, Lake Isle Corp. and Venturetek, is the landlord under a lease entered into with Boomerang Utah dated October 1, 2007, relating to premises located at 324 West 2450 North, Building A, Logan, Utah. The term of the lease is for one year renewable for an additional one year at a fixed annual rent of $260,610 plus real property and school taxes. The deferred rent of $79,393, which was deferred to October 1, 2008, has been reduced by $23,728, which are payments Boomerang Utah has made on behalf of the SB&G for construction costs. In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang Utah’s manufacturing activities.  On October 1, 2008 Boomerang Utah renewed and renegotiated the terms of the lease which increased the deferred rent to $176,610 annually plus the net deferral from fiscal year end 2008, which remain unpaid.

Stan Checketts Properties, L.C. (“SCP), whose sole owner is Mr. Stanley J. Checketts, is the landlord under a lease entered into with Boomerang Utah dated October 1, 2007 for premises located at 324 West 2450 North, Building B, Logan, Utah. The term of the lease is for one year renewable for an additional one year at a fixed annual rent of $157,680 plus real property and school taxes. The deferred rent of $52,866, which was deferred to October 1, 2008, has been increased by $5,808 arising out of SCP paying real estate taxes on behalf of Boomerang Utah.  In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 18,000 square foot leased premises are also used for Boomerang Utah’s manufacturing activities.  On October 1, 2008 Boomerang Utah renewed and renegotiated the terms of the lease which increased the deferred rent to $106,857 annually plus the net deferral from fiscal year end 2008, which remain unpaid.

F-16 and 44

Boomerang Utah also leases on a month-to-month basis approximately 743 square feet of office space at 355 Madison Avenue, Morristown, New Jersey from St. Mark’s Associates. The rental is $1,362 per month and Boomerang Utah is obligated to maintain the premises. Mr. Gene Mulvihill (“Mulvihill”), the father of Christopher Mulvihill, the President of the Company, is a partner of St. Mark’s Associates.

SB&G is obligated on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $863,773 as of September 30, 2008, bearing interest at 7.845% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang Utah, along with Messrs. Mulvihill, Checketts, and Burton Koffman (“Koffman”), the father of David Koffman, a member of the Board of Directors, are the joint and several guarantors of the promissory note.

Holdings, who sold its membership interest in SB&G to its shareholders and each of Messrs. Mulvihill and Koffman are the guarantors of a financing lease entered into on September 1, 2007 between Boomerang Utah and a nonaffiliated bank. The lease relates to certain equipment used by Boomerang Utah in its manufacturing operations. The total cost of the equipment was approximately $900,000. The rental is payable in sixty monthly installments of approximately $12,750. Boomerang Utah has the option to purchase the equipment at the conclusion of the lease term for approximately $315,000 which amount is the parties’ pre-determined fair market value of the equipment at the conclusion of the lease.

J and A Financing, Inc., also affiliated with Messrs. Mulvihill and Koffman have guaranteed two loans to Boomerang Utah from a non-affiliated bank, totaling $485,000 for the year ended September 30, 2008.

We issued warrants to purchase common stock for the year ended September 30, 2008 to certain of its officers and Directors, including: Joseph Bellantoni, the Company's Principal Financial Officer, was issued a non-statutory option to purchase 350,000 shares at an exercise price of $.90 per share. Ami Abramson, a Vice President, was issued a non-statutory option to purchase 350,000 shares at an exercise price of $.90 per share. Paul Donohue, a member of the Board, was issued a non-statutory option to purchase 25,000 shares at an exercise price of $.90 per share. Guy Jardine, the Company's Principal Operating Officer, was issued a non-statutory option to purchase 150,000 shares at an exercise price of $.90 per share.

In May, 2008, we executed and delivered to J & A Financing, Inc. a Demand Grid Note with a maximum borrowing availability of $1,500,000. During the fiscal year ended September 30, 2008 the Company drew down under the Grid Note the sum of $1,890,000 and repaid $890,000 in August 2008. Interest under the Grid Note accrues at 9% per annum and principal and accrued interest is due on demand. The gross proceeds of $1,890,000 were used for working capital and general corporate purposes.

Note 12- Commitments & Contingencies

SB&G is obligated on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $863,773, bearing interest at 7.845% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang Utah, along with Messrs. Mulvihill, Checketts, and Koffman, are the joint and several guarantors of the promissory note.

Note 13- Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and trade accounts receivable.  The Company maintains some of its cash balances in accounts, which exceed federally insured limits.  At September 30, 2008, cash deposits exceeded federally insured limits by approximately $288,000.  It has not experienced any losses to date resulting from this policy.  Certain vendors to the Company also accounted for a large representation of its purchases.  The purchases from three vendors were in excess of 5% of purchases.  The Company routinely assessed S- the financial strength of its customers, and as a consequence believes the concentration of these credit risks are limited.

F-17 and 45

Note 14- Subsequent Events

Boomerang Utah renegotiated the terms of the two leases for the Utah properties.  The deferrals for fiscal year end September 30, 2008 were not due or paid October 1, 2008.  They will be carried over on the books.  The Company was able to increase the rent deferrals with both SB& G Properties and Stan Checketts Properties.  These deferrals went from $86,610 and $57,672, respectively, to $176,610 and $106,857, respectively.

A non-affiliated bank loan that was due on October 14, 2008, has been extended to December 14, 2008, with an interest rate of 4.75%.  This has been extended to March 14, 2009 with an interest rate of 4.71%.

A non-affiliated bank loan that was due on November 18, 2008, has been extended to February 16, 2009, with an interest rate of 5.05%.

F-18 and 46

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS INC.

Dated: January 9, 2009	By:	/s/ STANLEY J. CHECKETTS
Stanley J. Checketts, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ STANLEY J. CHECKETTS	Chief Executive Officer	January 9, 2009
Stanley J. Checketts	and Director

/s/ JOSEPH R. BELLANTONI	Chief Financial Officer	January 9, 2009
Joseph R. Bellantoni	and Director

/s/ GUY JARDINE	Chief Operating Officer	January 9, 2009
Guy Jardine	and Director

/s/ DAVID KOFFMAN	Director	January 9, 2009
David Koffman

/s/ PAUL J. DONAHUE	Director	January 9, 2009
Paul J. Donahue