Form 10-Q
period 2008-12-31
Boomerang Systems, Inc.
filed 2009-02-13
CIK 314712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

 (Mark One)

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2008

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

                                 (973) 538-1194
                (Issuer's telephone number, including area code)


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

               Class - Common Stock, $0.001 par value
               16,490,362 shares Outstanding at February 6, 2009

Transitional Small Business Disclosure Format (Check one):       Yes |_|  No |X|

                    BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES


                                   FORM 10-Q
                         QUARTER ENDED December 31, 2008


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


          Condensed consolidated balance sheets ..........................   3-4

          Condensed consolidated statements of operations ................     5

          Condensed consolidated statements of cash flows ................     6

          Notes to condensed consolidated financial statements ...........  7-12

Item 2.   Management's Discussion and Analysis or Plan of Operation ....   13-20

Item 3.   Controls and Procedures .....................................    21-22


                                     PART II
                                OTHER INFORMATION


Item 4.   Exhibits........................................................ 23-28

ITEM 1.   FINANCIAL STATEMENTS

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS


                                                  DECEMBER 31,     SEPTEMBER 30,
                                                      2008             2008

                                                   (Unaudited)        (See note
                                                                         below)

Current assets:
Cash and cash equivalents                          $  146,337         $  425,614
Accounts Receivable                                    79,451            177,500
Cost in excess of billings                                  0             28,814
Inventory                                              53,274             80,488
Prepaid expenses and other current assets              57,539             91,720
                                                   ----------         ----------
Total current assets                                  336,601            804,136

Property, plant and equipment                         227,076            242,616
                                                   ----------         ----------


Total assets                                       $  563,677         $1,046,752



Note: The balance sheet at September 30, 2008, has been taken from the audited financial statements at that date and condensed.

See accompanying notes to condensed financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                  DECEMBER 31,     SEPTEMBER 30,
                                                      2008             2008

                                                   (Unaudited)       (See note
                                                                        below)

Current Liabilities:
Accounts payable and accrued liabilities           $ 1,229,049      $ 1,191,513
Debt, current portion                                4,151,503        3,542,852
                                                   -----------      -----------
Total current liabilities                            5,380,552        4,734,365

Long-term Liabilities:
Debt                                                    86,573           93,062
                                                   -----------      -----------
Total long-term liabilities                             86,573           93,062

Total liabilities                                    5,467,125        4,827,427


Commitments and Contingencies:

Stockholders' deficit:
Common stock, $0.001 par value
Authorized 35,000,000 shares; issued
 and outstanding 16,490,362 shares
 at December 31, 2008 and at September 30, 2008         16,490           16,490
Additional paid-in-capital                           4,899,178        4,899,178
Accumulated deficit                                 (9,819,116)      (8,696,343)
                                                   -----------      -----------
Total stockholders' deficit                         (4,903,448)      (3,780,675)

Total liabilities and stockholders' deficit        $   563,677      $ 1,406,752


Note: The balance sheet at September 30, 2008, has been taken from the audited financial statements at that date and condensed.

See accompanying notes to condensed financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)


                                                        2008           2007

Revenues:
Total revenues                                               0                0

Cost of goods sold                                           0                0

Gross profit                                                 0                0

Expenses:
Sales and marketing                                    280,032                0
Other operations                                             0              253
General and administrative expenses                    453,076           90,151
Research and development                               281,575                0
Depreciation and amortization                           15,540                0
                                                  ------------     ------------
Total expenses                                       1,030,223           90,404

Loss from operations                                (1,030,223)         (90,404)

Other income (expenses):

Interest income                                          1,057                0
Interest expense                                       (89,491)          (7,917)
                                                  ------------     ------------
Total other expenses                                   (88,434)          (7,917)

Loss before provision for income taxes              (1,118,657)         (98,321)
Provision for Income Taxes                               4,116                0

Net loss                                          $ (1,122,773)    $    (98,321)


Basic net loss per common share                   $      (0.07)    $      (0.08)
Diluted net loss per common share                 $      (0.07)    $      (0.08)


Weighted average number of shares - basic           16,490,362        1,157,029
Diluted weighted average number of shares           16,490,362        1,157,029


See accompanying notes to condensed financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)


                                                          2008           2007

Cash flows from operating activities:
Net loss                                             $(1,122,773)   $   (98,321)
Adjustments to reconcile net
(loss) to net cash (used
in) operating activities:

Depreciation and amortization                             15,540              0

Changes in assets and liabilities:
Decrease in accounts receivable and cost
 in excess of billings                                   126,864              0
Decrease in prepaid expenses and other assets             34,181              0
Decrease in inventory                                     27,213              0
Increase in accounts payable and accrued
liabilities                                               37,535         27,246
                                                     -----------    -----------
Net cash (used in) operating activities                 (881,440)       (71,075)

Cash flows from financing activities:
Additional borrowings                                    602,163         70,317
                                                     -----------    -----------
Net cash provided by financing activities                602,163         70,317

Decrease in cash and cash equivalents                   (279,277)          (758)

Cash and cash equivalents balance, beginning
of period                                                425,614          3,721

Cash and cash equivalents balance, end of period     $   146,337    $     2,963

Supplemental Disclosure of Cash Flow information:

Interest paid                                        $    23,810    $         0
Income taxes paid                                    $     3,980    $         0


See accompanying notes to condensed financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

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

On February 6, 2008, the Company (formerly named Digital Imaging Resources, Inc. ("Digital")) completed the acquisition (the "Acquisition") of the business, assets and liabilities of Boomerang Systems Inc., a Utah corporation ("Boomerang"), by the merger of the Utah Corporation into a wholly owned subsidiary of the Company. The Company issued as consideration for the acquisition 13,333,334 shares (on a post one-for-fifteen reverse split basis) of its Common Stock. Closing of the merger was subject to (i) the completion of a private placement of 2,000,000 post-split shares of Common Stock of the Company pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the "Securities Act") resulting in net proceeds to Boomerang of approximately $1,700,000, (ii) the completion of a one-for-fifteen reverse stock split of the Company's outstanding shares, and
(iii) completion by the Company of all filing requirements under the Securities Exchange Act of 1934, as amended, and the passage of all notice periods.

Concurrently with the closing of the acquisition, the Company changed its corporate name to Boomerang Systems, Inc.

The Company, through its wholly owned subsidiary, Boomerang, which it acquired in February 2008, is engaged in the design, development, and marketing of automated racking and retrieval systems for automobile parking and automated racking and retrieval of containerized self-storage units, it was previously a developmental stage company through the first quarter of fiscal 2008.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2008 and September 30, 2008, the results of operations for the three months ended December 31, 2008 and 2007, and cash flows for the three months ended December 31, 2008 and 2007. Operating results for the three months ended December 31, 2008, are not necessarily indicative of the results which may be expected for the year ending September 30, 2009. These statements should be read in conjunction with Form 10-K for fiscal 2008 which is on file with the Securities and Exchange Commission.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

Note 2 - GOING CONCERN:

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2008 of $8,684,451 which includes non-cash expenses of $3,862,315 for stock options and warrants that were issued during the fiscal year and $18,684 for depreciation. For the first three months of fiscal 2009, the Company incurred a net loss of $1,122,773 which includes the non-cash expense of $15,540 for depreciation. The Company had negative cash flow from operations for the first three months of fiscal 2009 and during the year ended September 30, 2008 in the amount of $881,440 and $4,157,154, respectively. As of December 31, 2008 and September 30, 2008, the Company's liabilities exceeded its assets by $4,903,448 and $3,780,675, respectively.

These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties of the Company's continued existences are: 1) to raise additional debt and equity capital and 2) to develop a business plan which will generate positive operating cash flow. Management believes that these plans can be effectively implemented in the next twelve-month period.

NOTE 3 - RELATED PARTY TRANSACTIONS:

Prior to the completion of the acquisition, the holder of Boomerang's outstanding capital stock was Boomerang Systems Holdings, Inc. ("Holdings"). Certain persons, who were the beneficial holders of the outstanding stock of Holdings, are also members or stockholders of other entities that are parties to agreements with Boomerang. HSK Funding, Inc., Lake Isle Corp. and Venturetek, LP, former stockholders of Holdings, are beneficial holders of our Company and certain of their members and stockholders are also the members of B&G Management, LLC ("B&G"), subsidiary of which is a party to various transactions with us, and SB&G Properties, LC ("SB&G", which is the landlord under a lease with us. Burton Koffman, the individual who exercises voting and investment control over HSK Funding, Inc., is the father of David Koffman, one of our Directors, and Gene Mulvihill, the individual who exercises voting and investment control over Lake Isle Corp., is the father of Christopher Mulvihill, our President. Venturetek, LP is also a member of B&G.

A majority-owned subsidiary of B&G, S&S Worldwide, Inc. ("S&S") has, since Boomerang's inception, provided Boomerang with consulting services and purchased for resale to Boomerang the parts and components used in the manufacture and construction of the two existing Boomerang automated parking and self-storage pilot systems and utilized in Boomerang's research and development activities. The services, parts, components and other activities of S&S have been charged by S&S to Boomerang based on the actual cost to S&S of the time and materials plus an override of 5%. As of December 31, 2008, $692,697 is outstanding to S&S to be paid from Boomerang. Except for limited purchases from S&S, Boomerang is purchasing parts, components and other services directly.

Mr. Stanley J. Checketts ("Checketts"), the Company's Chief Executive Officer, was the founder of S&S and is its Chief Executive Officer.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS: (continued)

SB&G Properties,L.C. an entity owned by HSK Funding, Lake Isle Corp. and Venturetek, is the landlord under a lease entered into with Boomerang Utah dated October 1, 2007, relating to premises located at 324 West 2450 North, Building A, Logan, Utah. The term of the lease is for one year renewable for an additional one year at a fixed annual rent of $260,610 plus real property and school taxes. The deferred rent of $79,393, which was deferred to October 1, 2008, has been reduced by $23,728, which are payments Boomerang Utah has made on behalf of the SB&G for construction costs. In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang Utah's manufacturing activities. On October 1, 2008 Boomerang Utah renewed and renegotiated the terms of the lease which increased the deferred rent to $176,610 annually plus the net deferral from fiscal year end 2008, which remains unpaid.

Stan Checketts Properties, L.C.("SCP"), whose sole owner is Mr. Stanley J. Checketts, is the landlord under a lease entered into with Boomerang Utah dated October 1, 2007 for premises located at 324 West 2450 North, Building B, Logan, Utah. The term of the lease is for one year renewable for an additional one year at a fixed annual rent of $157,680 plus real property and school taxes. The deferred rent of $52,866, which was deferred to October 1, 2008, has been increased by $5,808 arising out of SCP paying real estate taxes on behalf of Boomerang Utah. In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 18,000 square foot leased premises are also used for Boomerang Utah's manufacturing activities. On October 1, 2008 Boomerang Utah renewed and renegotiated the terms of the lease which increased the deferred rent to $106,857 annually plus the net deferral from fiscal year end 2008, which remain unpaid.

SB&G is obligated on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $858,711 as of December 31, 2008, bearing interest at 7.845% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang Utah, along with Messrs. Gene Mulvihill ("Mulvihill"), the father of Christopher Mulvihill, the President of our company, Checketts, and Burton Koffman ("Koffman"), the father of David Koffman, a member of our Board of Directors, are the joint and several guarantors of the promissory note.

Holdings, who sold its membership interest in SB&G to its shareholders and each of Messrs. Mulvihill and Koffman, are the guarantors of a financing lease entered into on September 1, 2007 between Boomerang Utah and a nonaffiliated bank. The lease relates to certain equipment used by Boomerang Utah in its manufacturing operations. The total cost of the equipment was approximately $900,000. The rental is payable in sixty monthly installments of approximately $12,750. Boomerang Utah has the option to purchase the equipment at the conclusion of the lease term for approximately $315,000 which amount is the

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED December 31, 2008 AND 2007
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS: (continued)

parties' pre-determined fair market value of the equipment at the conclusion of the lease.

J and A Financing, Inc., also affiliated with Messrs. Mulvihill and Koffman has guaranteed two loans to Boomerang Utah from a non-affiliated bank, totaling $485,000 as of December 31, 2008.

We also lease on a month-to-month basis approximately 743 square feet of office space at 355 Madison Avenue, Morristown, New Jersey from St. Mark's Associates. The rental is $1,362 per month and we are obligated to maintain the premises. Mr. Mulvihill, the father of Mr. Christopher Mulvihill, the President of our company, is a partner of St. Mark's Associates. St. Mark's Associates sold the building on December 30, 2008 and we are currently in negotiations on a new lease for the space with the new owners.

In May, 2008, we executed and delivered to J & A Financing, Inc. a Demand Grid Note with a maximum borrowing availability of $1,500,000. As of December 31, 2008, we have an outstanding balance of $1,000,000 on the Grid Note. Interest under the Grid Note accrues at 9% per annum and principal and accrued interest is due on demand. The gross proceeds of $1,000,000 were used for working capital and general corporate purposes.

During the first quarter of fiscal 2009, two of the Company's shareholders, HSK Funding, Inc. and Lake Isle Corp., each loaned the Company $287,500. Each loan bears interest of 9% and are due on demand.

NOTE 4- INVENTORY:

Inventories consisting of parts, materials, and assemblies are stated at the lower of cost or market. Cost is determined using the weighted average cost method.

NOTE 5- REVENUE RECOGNITION:

Revenues from manufacturing contracts are recognized using the percentage-of-completion method of accounting. Under this method, revenues earned are primarily recorded based on the contract. Contract costs include all direct material, labor, freight, and equipment costs, and those indirect costs related to contract performance such as indirect labor, overhead, supplies, shop, and tool costs. Selling, general, and administrative costs are charged to expense when incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, inclusive of those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and will be recognized in the period in which the changes are determined. The asset "Costs and estimated earned profits in excess of billings on uncompleted contracts" represents revenues recognized in advance of amounts billed. The liability "Billings in excess of costs and estimated earned profits on uncompleted contracts" represents billings in advance of revenues recognized and contemplated losses on contracts in progress.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED December 31, 2008 AND 2007
(Unaudited)

NOTE 6- ACCOUNTS RECEIVABLE:

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

For the period ended December 31, 2008, the Allowance for Doubtful Accounts was $0.

NOTE 7- PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets. Depreciation and amortization for the three months ended December 31, 2008 and 2007 was $15,540 and $0, respectively.

NOTE 8- RESEARCH AND DEVELOPMENT:

Pursuant to SFAS No. 2, research and development costs are expensed as incurred.

NOTE 9- ADVERTISING:

Advertising costs amounted to $83,335 and $0 for the three months ended December 31, 2008 and 2007, respectively. Advertising costs are expensed as incurred.

NOTE 10- USE OF ESTIMATES:

Management of the Company has made estimates and assumptions relating to reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

NOTE 11- DEBT:

Through our wholly owned subsidiary Boomerang Utah, we renewed two loan agreements with a non-affiliated bank. The $200,000 loan has a maturity date of February 16, 2009 with an interest rate of 5.05%. The $285,000 loan now has a maturity date of March 14, 2009 with an interest rate of 4.71%.

During the first quarter of fiscal 2009, two of the Company's shareholders, HSK Funding, Inc. and Lake Isle Corp., each loaned the Company $287,500. Each loan bears interest of 9% and are due on demand.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

NOTE 12- COMMITMENTS AND CONTINGENCIES:

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

NOTE 13- SUBSEQUENT EVENTS:

During the month of January 2009, Lake Isle Corp., a shareholder of the Company, loaned an additional $150,000 and HSK Funding, Inc., another shareholder, loaned $50,000. Both loans bear interest of 9% and are due on demand.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's revenues from manufacturing contracts are recognized using the percentage-of-completion method of accounting. Under this method, revenues earned are primarily recorded based on the contract. Contract costs include all direct material, labor, freight, and equipment costs, and those indirect costs related to contract performance such as indirect labor, overhead, supplies, shop, and tool costs. Selling, general, and administrative costs are charged to expense when incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, inclusive of those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and will be recognized in the period in which the changes are determined. The asset "Costs and estimated earned profits in excess of billings on uncompleted contracts" represents revenues recognized in advance of amounts billed. The liability "Billings in excess of costs and estimated earned profits on uncompleted contracts" represents billings in advance of revenues recognized and contemplated losses on contracts in progress.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 2009, the Company had net loss of $1,122,773. Included in net loss is depreciation of $15,540, a non-cash expense.

During the first three months of fiscal 2009, changes in assets and liabilities primarily included a decrease in cash and cash equivalents resulting from an decrease in accounts receivable of $126,864, an decrease in prepaid and other assets of $34,181 and an decrease in inventory of $27,213, offset by an increase of accounts payable and accrued liabilities of $37,536. After reflecting the net changes in assets and liabilities, net cash used by operations was $881,440.

During the first three months of fiscal 2009, financing activities provided net cash from additional borrowings of $602,163. Accordingly, net cash provided by financing activities was $602,163.

Accordingly, during the first three months of fiscal 2009, the Company's cash and cash equivalents decreased by $279,277.

During the year ended September 30, 2009, we expect to require and seek to raise the sum of approximately $7,500,000 from the private sale of our debt and equity securities. The $7,500,000 represents repaying approximately $4,500,000 of current debt, $1,300,000 for accounts payables and the remaining balance is for the funding of working capital. It is presently intended that the securities will be offered in such jurisdictions where the offering may lawfully be made to those persons who purchased our securities in our private sales of securities completed in February and August, 2008 with any unsold securities purchased by certain of our affiliates. The foregoing is not and should not be considered to be an offering of our securities. The foregoing is for informational purposes only. The securities offered will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

The foregoing is not and should not be considered to be an offering of the Company's securities. The foregoing is for informational purposes only. The securities offered will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absence registration or an applicable exemption from the registration requirements.

There can be no assurance that the capital the Company requires to meet its operating needs will be raised on the above terms or any other terms. If the Company is unsuccessful in raising this capital, it may be required to curtail its operations.

RESULTS OF OPERATIONS

FISCAL PERIOD ENDED DECEMBER 31, 2008 COMPARED WITH PERIOD ENDED DECEMBER 31,
2007

Sales and Marketing were $280,032 during the first three months of fiscal 2009 compared with $0 during the first three months of fiscal 2008, for an increase of $280,032. The increase is the result of sales and marketing of the racking and retrieval systems, which include advertising expenses of $83,335. In addition, as of December 31, 2008, the Company employed four full time salesmen, which are recorded under Sales and Marketing expense.

Other operations expenses were $0 during the first three months of fiscal 2008 compared with $253 during the first three months of fiscal 2008.

General and administrative expenses were $453,076 during the first three months of fiscal 2009 compared with $90,151 during the first three months of fiscal 2008, for an increase of $362,925. This increase is primarily the result of additional administrative expenses in connection with the day to day operations of the Company and construction of the prototype, including two part time and four full time employees.

Research and Development expenses were $281,575 during the first three months of fiscal 2009 compared with $0 during the first three months of fiscal 2008, for an increase of $281,575. This increase is a result of the company's research and development of multi-picking racking and retrieval system for the parking product line prototype. In addition, the Company employed eight full time and two part time employees who are recorded under research and development expense.

Depreciation and amortization was $15,540 during the first three months of fiscal 2008 compared to $0 during the first three months of fiscal 2008, for an increase of $15,540. This increase is the result of the purchase of additional assets in fiscal 2008.

Interest income was $1,057 during the first three months of fiscal 2009, compared with $0 during the first three months of fiscal 2008, for an increase of $1,057 due to interest earned on bank balances.

Interest expense was $89,491 during the first three months of fiscal 2009, compared with $7,917 during the first three months of fiscal 2008, for an increase of $81,574. This increase is the result of additional borrowings.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the fiscal quarter ended December 31, 2008 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Boomerang Systems, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant inter-company transactions have been eliminated.

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

For the period ended December 31, 2008, the Allowance for Doubtful Accounts was $0.

Property and equipment - Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets.

Revenue recognition - Revenues from manufacturing contracts are recognized using the percentage-of-completion method of accounting. Under this method, revenues earned are primarily recorded based on the contract. Contract costs include all direct material, labor, freight, and equipment costs, and those indirect costs related to contract performance such as indirect labor, overhead, supplies, shop, and tool costs. Selling, general, and administrative costs are charged to expense when incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, inclusive of those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and will be recognized in the period in which the changes are determined. The asset "Costs and estimated earned profits in excess of billings on uncompleted contracts" represents revenues recognized in advance of amounts billed. The liability "Billings in excess of costs and estimated earned profits on uncompleted contracts" represents billings in advance of revenues recognized and contemplated losses on contracts in progress.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding the Company's plans and objectives relating to its acquisition of the business activities of Boomerang, the success of Boomerang in pursuing its business activities and the ability of the Company to raise additional capital and the adequacy of that capital to fund the Company's proposed business plans and objectives. The Company's ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured. Under such circumstance, an investor's entire investment will be in jeopardy and may be lost. The Company's business plan has evolved over time and the Company expects that its plans will evolve further in the future. These changes create additional risks and uncertainties to the investor. The Company's inability to meet its plans and objectives or the consequences to it from adverse developments in general economic or capital market conditions and its inability to raise additional capital could have a material adverse effect on it. The Company cautions investors that various risk factors accompanying those forward-looking statements are described, among other places, under the caption "Risk Factors" herein. They are also described in the Company's Annual Reports on Form 10-K, it's Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K. These risk factors could cause the Company's operating results, financial condition and ability to fulfill its plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect its financial condition and its ability to pursue its business strategy and plans.

RISK FACTORS

An investment in the Company's securities involves a high degree of risk, including, but not necessarily limited to, the risk factors described below. Each prospective investor should carefully consider the following risk factors inherent in and affecting the Company and its business before making an investment decision to purchase the Company's securities.

      The Company Has Limited Current Revenues and Has a Severe Shortage of Capital. Boomerang was organized in January 2007 and is in the early stage of developing its business plan and operations and has a very limited history of operations. During the first fiscal quarter of 2009 there were no contracts. As a result of Boomerang's limited operating history, Boomerang has limited meaningful historical financial data upon which an evaluation of its current business plans and its prospects can be based. Boomerang's anticipated expense levels in the future are based in part on its expectations as to the subjective views of its management as to the market for its automated parking and self-storage systems. Boomerang currently has a severe shortage of working capital. The Company has approximately $5,400,000 of indebtedness due on demand or classified as a current liability. Boomerang requires additional capital to continue its operations.

There are Questions As to the Company's Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions. The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a loss in fiscal 2008 of $8,684,451 which includes non-cash expenses of $3,862,315 for stock options and warrants that were issued during the fiscal year and $18,684 for depreciation and net loss for the first three months of fiscal 2009 in the amount of $1,122,773 which includes the non-cash expense of $15,540 for depreciation. The Company had a working capital deficiency at December 31, 2008 of $5,043,951. The Company had a negative cash flow from operations during the first three months of fiscal 2009 and in fiscal 2008 of $881,440 and $71,075, respectively. As of December 31, 2008, the Company's liabilities exceeded its assets by $4,903,448. All the foregoing factors lead to questions concerning the Company's ability to meet its obligations as they come due. The Company has financed its activities using private debt and equity financings. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company's assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

      The independent accountants' report on the Company's financial statements as of and for the year ended September 30, 2008 includes an explanatory paragraph which states that the Company has no material revenues, has suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

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

      The Company Needs Additional Capital to Pursue its Business Plans and It May be Unable to Raise that Capital. The Company had cash of $146,337 and current liabilities of $5,380,552 including accounts payable of $1,229,049 as of December 31, 2008. As of January 29, 2009, the Company had cash of $152,761 and liabilities in the amount of $5,626,444, including debt in the amount of $4,512,425 and accounts payable in the amount of $1,114,019. As of December 31, 2008, we had no outstanding contracts. Management estimates that it will require an additional $7,500,000 of capital through September 30, 2009 and that its fixed expenses are approximately $150,000 per month. The Company is in need of raising additional capital in order to continue its operations.

      Including the cash required in pursuing our business plan, we estimate that we may require up to an additional $7,500,000 during the fiscal year ending September 30, 2009 to fund our intended level of operations. Further, in the event we engage in any further material transactions during the fiscal year ending September 30, 2009, it can be expected that we will require additional funds. Of the $7,500,000, approximately $4,500,000 is repayment of current debt, $1,300,000 for accounts payable and the remaining balance is for the funding of working capital. As of January 29, 2009, we had made no firm arrangements to obtain these funds or to engage in any such material transactions and there can be no assurance that such funds can be obtained. However, we believe we will be able to obtain such funds from further financings or sales of equity securities, including debt securities convertible into equity. The failure to obtain these funds may impair our ability to meet our business objectives.

      The foregoing is not and should not be considered to be an offering of the Company's securities. The foregoing is for informational purposes only. The securities offered will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absence registration or an applicable exemption from the registration requirements.

      There can be no assurance that the capital the Company requires to meet its operating needs will be raised on the above terms or any other terms. If the Company is unsuccessful in raising this capital, it may be required to curtail its operations.

      Limited Management Experience in Manufacture and Marketing of Automated Parking and Self-storage Systems. The Company has only recently entered the business of manufacturing and marketing of automated parking and self-storage systems and its management has limited experience in the manufacturing and marketing of automated parking and self storage systems. This limited experience can be expected to possibly result in disruptions or inefficiencies in these activities which may adversely affect the Company's activities and its operating results subsequent to the Company's acquisition of Boomerang. Because of this limited experience, the Company may be unable to achieve its goals and objectives in sales of its systems which would result in disappointing revenues and operating results. Mr. Stanley J. Checketts, is the Chief Executive Officer of the Company following the acquisition of Boomerang, has various real estate and other interests to which he will devote a portion of his time. Such activities are not expected to interfere with his activities on the Company's behalf.

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

      Absence of Patent or Other Protection. Boomerang has not to date been granted any patent protection for its automated trolley-operated parking and self-storage systems and there can be no assurance that, if applied for, any significant patent protection would be granted. Accordingly, Boomerang may have limited protection to prevent others from entering into competition with it. There can be no assurance that Boomerang's systems may not violate the patent or other proprietary rights of others. If such violations should occur, the Company could be subject to litigation seeking to enjoin the manufacture and sale of the systems, seeking to collect royalties or other monetary damages. The existence of such litigation or the threat of such litigation could disrupt and delay the Company's ability to pursue its business plans.

      Absence of Market Studies. Other than recent initial marketing efforts conducted by the Company's employees, it has not obtained any market studies by outside consultants or others. Accordingly, there are no independent studies performed by non-affiliated persons to support the beliefs of the Company's management as to the likely market for the automated systems it intends to manufacture and market. There can be no assurance that the market for these systems will be significant.

      The Requirements of Section 404 of the Sarbanes-Oxley Act of 2002 Require that the Company Undertake an Evaluation of Its Internal Controls That May Identify Internal Control Weaknesses. The Sarbanes-Oxley Act of 2002 imposes new duties on the Company and its executives, directors, attorneys and independent registered public accounting firm. In order to comply with the Sarbanes-Oxley Act, the Company is required to evaluate its internal controls systems to allow management to report on, and its independent auditors to attest to, the Company's internal controls. The Company has initiated the establishment of the procedures for performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. The Company anticipates being able to fully implement the requirements relating to reporting on internal controls and all other aspects of Section 404 in a timely fashion. If the Company is not able to implement the reporting requirements of Section 404 in a timely manner or with adequate compliance, the Company's management and/or its auditors may not be able to render the required certification and/or attestation concerning the effectiveness of the internal controls over financial reporting, the Company may be subject to investigation and/or sanctions by regulatory authorities, such as the Securities and Exchange Commission or the NASD, Inc., and its reputation may be harmed. Any such action could adversely affect the Company's financial results and the market price of its common stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
----------------------------------
Under the supervision and with the participation of our management, including Stanley J. Checketts, our Principal Executive Officer, and Joseph R. Bellantoni, our Principal Financial Officer, we undertook an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that such disclosure controls and procedures were effective to ensure (a) that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

Internal Controls Over Financial Reporting
------------------------------------------
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making its assessment, our management, including the Chief Executive Officer and Chief Financial Officer, used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have not identified any material weaknesses in our internal controls over financial reporting as of the end of the first quarter ended December 31, 2008.

There were no changes in our internal controls over financial reporting during the first quarter of the fiscal year ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 4. EXHIBITS

        Exhibit
        Number    Description


      3.1(a)      Certificate of Incorporation and Amendment No. 1 thereto (1)

      3.1(b) Certificate of Amendment dated June 24, 1992 to Certificate of Incorporation. (2)

      3.2         By-Laws (1)

      3.3 Certificate of Amendment filed February 6, 2008 effecting a one-for-fifteen reverse stock split of the registrant's outstanding Common Stock. (3)

      3.4 Certificate of Amendment filed February 6, 2008 effecting an increase in the registrant's authorized shares of Common Stock. (3)

      3.5 Certificate of Ownership and Merger filed February 6, 2008 effecting a change in the Registrant's corporate name to Boomerang Systems, Inc. (3)

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


                                        BOOMERANG SYSTEMS, INC.



Dated:   February 13, 2009              By: /s/ Stanley J. Checketts
                                        Stanley J. Checketts
                                        Principal Executive Officer

Dated:   February 13, 2009              By: /s/ Joseph R. Bellantoni
                                        Joseph R. Bellantoni

                                        Principal Financial Officer
                                        and Principal Accounting Officer