Form 10-Q/A
period 2008-03-31
Boomerang Systems, Inc.
filed 2009-04-27
CIK 314712

UNITED STATES
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

Class - Common Stock, $0.001 par value
16,490,363 shares Outstanding at May 23, 2008

Transitional Small Business Disclosure Format (Check one):       Yes ☐   No ☒

RESTATEMENT OF FINANCIAL STATEMENTS

Boomerang Systems, Inc. has received comment letters from the Securities and Exchange Commission (the “SEC”) regarding the Company’s Form 10-QSB for the period ended March 31, 2008 (the “Original Report”).  We have responded to the SEC’s comments in this Amendment Number 1 (the “Amendment”).  The primary purpose of the Amendment is to restate the financial statements.

The financial statements for the quarter and six months ended March 31, 2008 and 2007, and the balance sheet as of September 30, 2007 have been restated to correct the accounting treatment previously accorded certain transactions.

•
In February 2008, Digital entered into a merger agreement with Boomerang Systems, Inc.  For accounting purposes this was a reverse merger.  Originally the Company had used the beginning balances for the fiscal year of the legal acquirer not the accounting acquirer.  The Company has recapitalized the accounting acquiree, Digital. In addition, the Company previously presented the Statements of Operations for the three and six months ended March 31, 2008, and the Statements of Cash Flows for the six month ended March 31, 2008 as those of the legal acquirer and not that of the accounting acquirer.

•	During the second quarter of fiscal year 2008 the Company issued stock options. We have recognized an expense for this in the amount of $1,562,835.

The disclosures in the Amendment continue to speak as of the date of the Original Report and do not reflect events occurring after the filing of the Original Report.  Accordingly, the Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Report including any amendments to those filings.  The filing of the Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC.)

FORM 10-QSB/A
QUARTER ENDED March 31, 2008

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The attached unaudited financial statements of Boomerang Systems, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

	Consolidated balance sheets	4

	Consolidated statements of operations	5

	Consolidated statements of cash flows	6-7

	Notes to consolidated financial statements	8-17

Item 2.	Management's Discussion and Analysis or Plan of Operation	18-25

Item 3.	Controls and Procedures	26

	PART II
	OTHER INFORMATION

Item 4.	Unregistered Sales of Securities and Use of Proceeds	28

Item 5.	Exhibits	29

ITEM 1.   FINANCIAL STATEMENTS

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
	(Unaudited)
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$363,341	$355,609
Accounts receivable	268,997	-
Costs and estimated earned profits in excess of billings on completed contracts	117,372	-
Inventories	1,999	-
Prepaid expenses and other assets	27,325	41,654
Total current assets	779,034	397,263

Property, plant and equipment, net	211,000	7,676

	$990,034	$404,939

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,190,907	$401,831
Debt, current portion - net of discount	920,213	-
Billings in excess of costs and estimated earned profits of uncompleted contracts	18,527	-
Total current liabilities	2,129,647	401,831

Long term liabilities:
Debt	131,842	-
Total long term liabilities	131,842	-

Total liabilities	2,261,489	401,831
Commitments and contingencies

Stockholders' (deficit) equity:
Common stock, $0.001 par value; authorized shares 35,000,000; 16,490,363 and 13,333,333 issued and outstanding, respectively	16,490	13,333
Additional paid in capital	4,202,108	1,604,077
Accumulated deficit	(5,490,053)	(1,614,302)
Total stockholders' (deficit) equity	(1,271,455)	3,108

	$990,034	$404,939

Note: The balance sheet at September 30, 2007, has been taken from the audited financial statements at that date.  The September 30, 2007 shares and share dollar amount reflect the 1 for 15 reverse split.
See notes to audited consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended March	December 6, 2006 (Inception) through March	Three Months Ended March 31,
	31, 2008	31, 2007	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
System sales	$561,442	$-	$392,806	$-
Total revenues	561,442	-	392,806	-

Cost of Goods Sold	(625,854)	-	(391,932)	-
Gross Loss	(64,412)	-	874	-

Expenses:
Other operations	1,943	-	1,943	-
Sales and marketing	561,398	35,432	369,687	35,432
General and administrative expenses	2,338,110	16,383	2,006,058	16,383
Research and development	881,721	358,359	230,081	358,359
Depreciation and amortization	10,780	-	10,780	-
Total expenses	3,793,952	410,174	2,618,549	410,174

Loss from operations	(3,858,364)	(410,174)	(2,617,675)	(410,174)

Other income (expenses):
Interest income	6,515	1,639	4,264	1,639
Interest expense	(23,902)	-	(22,043)	-
Total other income (expenses)	(17,387)	1,639	(17,779)	1,639

Loss before provision for income taxes	(3,875,751)	(408,535)	(2,635,454)	(408,535)
Provision for income taxes	-	-	-	-

Net loss	$(3,875,751)	$(408,535)	$(2,635,454)	$(408,535)

Net loss per common share – basic and diluted	$(0.27)	$(0.03)	$(0.17)	$(0.03)

Weighted average number of shares – basic and diluted	14,270,035	13,333,333	15,227,552	13,333,333

See notes to audited consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31, 2008	December 6, 2006 (Inception) through March 31, 2007
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,875,751)	$(408,535)
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation	10,780	-
Grant of options for services	1,562,835	-
Changes in assets and liabilities:
Accounts receivable	(268,997)	-
Costs and estimated earned profits in excess of billings on completed contracts	(117,372)	-
Inventories	(1,999)	-
Prepaid expenses and other assets	14,329	-
Accounts payable and accrued liabilities	575,815	596
Billings in excess of costs	18,527	-
NET CASH USED IN OPERATIONS	(2,081,833)	(407,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(214,104)	-
Cash of Digital upon reverse merger	10,847	-
NET CASH USED IN INVESTING ACTIVITIES	(203,257)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	785,000
Repayment for loans payable	(219,701)	-
Proceeds from private placement- common stock	1,727,523	-
Capital contribution	-	1,200,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,292,822	1,200,000

NET INCREASE IN CASH	7,732	792,061
CASH - beginning of period	355,609	-

CASH - end of period	$363,341	$792,061

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to audited consolidated financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
SUPPLEMENTARY SCHEDULE OF NON-CASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
SIX MONTHS ENDED MARCH 31, 2008 AND DECEMBER 6, 2006 (date of inception) THROUGH MARCH 31, 2007
(Unaudited)

	2008	2007
	(Restated)	(Restated)
Reverse merger:
Cash	$(10,847)	$0
Accounts payable	213,261	0
Debt	486,756	0
Common stock	1,157	0
Additional paid in capital	(690,327)	0
Subtotal	0	0

Total Non-Cash Operating, Investing and Financing Activities	$0	$0

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

Our company was incorporated under the laws of the State of Delaware on October 11, 1979. On November 8, 2004, we amended our certificate of incorporation to change our corporate name to Digital Imaging Resources Inc. (“Digital”) from Dominion Resources Inc. On February 6, 2008, we filed an amendment to our Certificate of Incorporation with the State of Delaware, which effected a change in our corporate name to Boomerang Systems, Inc.

On February 6, 2008, we completed the acquisition (the “Acquisition”) of the business, assets and liabilities of Boomerang Systems Inc., a Utah corporation (“Boomerang Utah”), by the merger of the Boomerang Utah into a wholly owned subsidiary of ours. We issued as consideration for the acquisition 13,333,333 shares (on a post one-for-fifteen reverse split basis) of our Common Stock. Closing of the merger was subject to (i) the completion of a private placement of 2,000,000 post-split shares of our Common Stock pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) resulting in net proceeds to us of approximately $1,700,000, (ii) the completion of a one-for-fifteen reverse stock split of our outstanding shares, and (iii) completion by us of all filing requirements under the Securities Exchange Act of 1934, as amended, and the passage of all notice periods.

Hereinafter the Digital or Boomerang Utah are referred to as the “Company”, unless specific reference is made to a particular company or a subsidiary of a company.

On February 6, 2008, the Company effectuated a one-for-fifteen reverse stock split of their outstanding common shares. The Company's financial statements reflect this reverse split for all periods presented.

On February 6, 2008, the Company recapitalized the Company to give effect to the Acquisition.  Under generally accepted accounting principles, the acquisition by the Company of Boomerang Utah is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent, to the acquisition by Boomerang Utah of the Company, then known as Digital, with the issuance of stock by Boomerang Utah for the net monetary assets of the Company.  This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Boomerang Utah.  The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented.  Thus, the 13,333,333 shares of common stock issued to the former Boomerang Utah stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.  As a result of the transaction effected by the Exchange Agreement, the Company’s business has become the business of the Boomerang Utah.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION (continued):

Subsequent to the Acquisition, the shareholders of Boomerang Utah will own approximately 80.9% of the Company’s then outstanding shares. As the Acquisition was a capital transaction, and not a business combination, there is no assigned goodwill or other intangible asset resulting from the Acquisition.

Concurrently with the closing of the acquisition, we changed its corporate name to Boomerang Systems, Inc.  The Company, through its wholly owned subsidiary, Boomerang Utah, which it acquired in February 2008, is engaged in the design, development, and marketing of automated racking and retrieval systems for automobile parking and automated racking and retrieval of containerized self-storage units.   The Company was a developmental stage company through the first quarter of fiscal 2008.

The accompanying unaudited consolidated financial statements of the Company have been prepared for the interim periods and are unaudited (consisting only of normal recurring adjustments) which are in the in opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These statements should be read in conjunction with Form 10-KSB for fiscal 2007, and other filings of the Company, including, but not limited to, the Company’s Form DEF 14C filed on December 21, 2007, all of these Form, and other Forms of the Company, are on file with the Securities and Exchange Commission. The results of operations for the three and six months ended March 31, 2008 are not necessarily indicative of the results for the Company to be expected for the full fiscal year ending September 30, 2008.

Note 2 - GOING CONCERN:

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2007 of $1,614,302. For the first six months of fiscal 2008, the Company incurred a net loss of $3,875,751. The Company had negative cash flow from operations for the first six months of fiscal 2008 and during the year ended September 30, 2007 in the amount of $2,081,833 and $407,940, respectively. As of March 31, 2008 the Company's liabilities exceeded its assets by $1,271,455 and as of September 30, 2007,the Company’s assets exceeded its liabilities by $3,108.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

The financial statements for the quarter and six months ended March 31, 2008 and 2007, and the balance sheet as of September 30, 2007 have been restated to correct the accounting treatment previously accorded certain transactions.

•
In February 2008, Digital entered into a merger agreement with Boomerang Systems, Inc.  For accounting purposes this was a reverse merger.  Originally the Company had used the beginning balances for the fiscal year of the legal acquirer not the accounting acquirer.  The Company has recapitalized the accounting acquiree, Digital. In addition, the Company previously presented the Statements of Operations for the three and six months ended March 31, 2008, and the Statements of Cash Flows for the six month ended March 31, 2008 as those of the legal acquirer and not that of the accounting acquirer.

•	During the second quarter of fiscal year 2008 the company issued stock options. We have recognized an expense for this in the amount of $1,562,835.

Balance Sheet data as of September 30, 2007:

The balance sheet data previously presented was that of the legal acquirer, Digital, the current balance sheet presented is that of the accounting acquirer, Boomerang.

Balance Sheet data as of March 31, 2008:

	As Filed		Adjustment to Restate	Restated
Stockholders’ (deficit) equity
Common stock	$16,490		$-	$16,490
Additional paid in capital	2,639,273	(a)	1,562,835	4,202,108
Accumulated deficit	(3,927,218)		(1,562,835)	(5,490,053)
Total stockholders’ (deficit) equity	$(1,271,455)		$-	$(1,271,455)

Statements of Operations for the Three and Six Months ended March 31, 2007:

The statements of operations data previously presented was that of the legal acquirer, Digital, the statements of operations presented is that of the accounting acquirer, Boomerang.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued):

Statements of Operations for the Six Months ended March 31, 2008:

	As Filed		Adjustment to Restate	Restated
Expenses:
General and Administrative expenses	$775,275	(a)	$1,562,835	$2,338,110

Net Loss	$(2,312,916)	(a)	$1,562,835	$(3,875,751)

Statements of Operations for the Three Months ended March 31, 2008:

	As Filed		Adjustment to Restate	Restated
Cost of Goods Sold	$392,806	(b)	$(874)	$391,932

Expenses:
Other operations	1,943		-	1,943
Sales and marketing	351,190	(b)	18,497	369,687
General and administrative expenses	367,730	(a)	1,562,835	2,006,058
		(b)	75,493
Research and development	238,216	(b)	(8,135)	230,081
Depreciation and amortization	6,418	(b)	4,362	10,780
	965,497		1,653,052	2,618,549
Other income (expenses):
Interest expense	14,126	(b)	7,917	22,043

		(a)	1,562,835
Sub-Total	1,372,429	(b)	97,260	3,032,524

Net Loss	$(975,359)		$1,660,095	$(2,635,454)

(a)	– To expense options granted for services in the quarter and three months ended March 31, 2008 in the amount of $1,562,835.
(b)	To correct the three months due to using the accounting acquirer December 31, 2007 numbers.

NOTE 4 - RELATED PARTY TRANSACTIONS:

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS (continued):

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS (continued):

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

NOTE 5- INVENTORY:

Inventories consisting of parts, materials, and assemblies are stated at the lower of cost or market. Cost is determined using the weighted average cost   method.

NOTE 6- REVENUE RECOGNITION:

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
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 7- COSTS IN EXCESS OF BILLINGS/BILLINGS IN EXCESS OF COSTS:

The Company enters into contracts for the construction of Racking and Retrieval Systems and generally recognizes revenue on the percentage-of-completion method. The Company entered into two contracts for $1,128,140 in 2008.

Information with respect to uncompleted contracts at March 31, 2008:

2008
Accumulated costs and estimated earnings on
Uncompleted contracts	$542,915
Less Billings	(444,070)
98,845
Included in the accompanying consolidated
Balance sheets under the following captions:

Costs and estimated earned profits in excess
Of billings on uncompleted contracts	117,372
Billings in excess of costs and estimated
Earned profits on uncompleted contracts	(18,527)
Net Costs to Billings	98,845

NOTE 8- ACCOUNTS RECEIVABLE:

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

For the period ended March 31, 2008, the Allowance for Doubtful Accounts was $0.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 9- PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred.  Costs of major additions and betterments are capitalized.  Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets.  Depreciation and amortization for the six months ended March 31, 2008 and 2007 was $10,780 and $0, respectively.

NOTE 10- RESEARCH AND DEVELOPMENT:

Pursuant to SFAS No. 2, research and development costs are expensed as incurred.

NOTE 11- ADVERTISING:

Advertising costs amounted to $212,878 and $35,432 for the six months ended March 31, 2008 and 2007, respectively. Advertising costs are expensed as incurred.

NOTE 12- USE OF ESTIMATES:

Management of the Company has made estimates and assumptions relating to reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from these estimates.

NOTE 13- DEBT – CURRENT AND LONG TERM:

On November 20, 2007 the Company, through its wholly own subsidiary Boomerang Sub (“Sub”), entered into a loan agreement with a non-affiliated bank in the amount of $200,000.  The loan bears interest at 7.05%, and is due on May 21, 2008.  On December 11, 2007 the Company entered into a second loan agreement with a non-affiliated bank through Sub for $300,000 at an interest rate of 7%.  This loan was paid back on February 11, 2008 out of the proceeds of the private sale of the Company’s securities in February 2008.  The Company entered into a third loan with a non-affiliated bank through Sub on January 14, 2008 for $300,000 with an interest rate of 6.458% which was due on April 14, 2008.  This loan was extended to July 14, 2008. With each extension on the stated loans we paid the interest that was accrued to the maturity date and the interest rates were updated to reflect the current market. The Company does not view these loans as being substantially modified, but rather having been rolled over into new loans.  There has been no forgiveness of debt under these loans.  These loans are secured by collateral from a related party.

Sub also entered into a capital lease with a non-affiliated bank on December 28, 2007 for $135,675.  The terms are for 60 monthly payments of $2,651, inclusive of interest, with a purchase price of $1.00 at the end of the lease.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 14- OPTIONS AND WARRANTS:

OPTIONS:

During the first quarter of fiscal 2008, the Company granted options to purchase common stock, comprised of the following: (i) ten-year non-statutory options granted to employees and consultants to purchase 1,147,686 shares of common stock exercisable at $0.90 per share; (ii) five-year non-statutory options to purchase 360,000 shares exercisable at $0.90 per share.  The fair value of common shares on the date of grant for the 1,147,686 and the 360,000 options was $1.35 per share.  The first category of 1,147,686 shares is fully vested as of the grant date of February 6, 2008 with a term of ten years.  The remaining 360,000 shares are subject to the following vesting schedule; 25% eighteen months after the grant date of February 6, 2008 and 25% every six months thereafter.  These stock options are subject to forfeiture until service conditions associated with their grant are satisfied.

The Company adopted SFAS No. 123 (R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including stock options and employee stock purchases based on estimated fair values.  The following table summaries stock- based compensation expenses for. employee stock purchases and non-vested shares under SFAS No. 123 (R) for the fiscal period ended March 31, 2008.  The Company uses the Black-Scholes option pricing model (“BSM”) to estimate the grant date fair value of stock option awards.

Recognized Expense for Vested Options for Period Ended March 31, 2008:
General and administrative	$1,182,138
Consulting fees	168,748
Legal fees	198,473
Total recognized expense for vested options	$1,549,359

Recognized Expense for Non-Vested Options for Period Ended March 31, 2008:
General and administrative	$13,476

The weighted average exercise price is $0.90, using the BSM with the following weighted average assumptions:

Period Ended March 31, 2008
Expected volatility	272.9%
Risk-free interest rate	2.650%
Expected term (in years)	8.81
Dividend Rate	0.0%

The volatility assumption for the period was based on the weighted average for the most recent year and long term volatility measures of our stock as well as certain of our peers.

The expected term of the employee stock options represents the actual term.  We have no historical data to make any assumptions off of.  In the upcoming years we will adjust the expected term once historical data becomes available.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 14- OPTIONS AND WARRANTS (continued):

A stock-based compensation expense recognized in the accompanying consolidated statement of operations for the period ended March 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Currently we have no historical data to use for estimating out forfeitures.

WARRANTS:

In connection with 2,000,000 shares of common stock sold in a private placement the Company granted warrants for the exercise of 50,000 at $1.20 per share. The private placement was required to occur in-order for the Acquisition to be completed. These warrants were part of the transaction cost to sell the 2,000,000 shares. There is no expense associated with these warrants.

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

NOTE 16– SUBSEQUENT EVENTS:

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

Revenue recognition – Revenues from manufacturing contracts are recognized using the percentage-of-completion method of accounting. Under this method, revenues earned are primarily recorded based on the contract. Contract costs include all direct material, labor, freight, and equipment costs, and those indirect costs related to contract performance such as indirect labor, overhead, supplies, shop, and tool costs. Selling, general, and administrative costs are charged to expense when incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, inclusive of those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and will be recognized in the period in which the changes are determined. The asset "Costs and estimated earned profits in excess of billings on uncompleted contracts" represents revenues recognized in advance of amounts billed. The liability “Billings in excess of costs and estimated earned profits on uncompleted contracts" represents billings in advance of revenues recognized and contemplated losses on contracts in progress.

Research and development – Pursuant to SFAS No. 2, research and development costs are expensed as incurred.

Inventories - Inventories consisting of parts, materials, and assemblies are stated at the lower of cost or market. Cost is determined using the weighted average cost method.

Stock options - Pursuant to SFAS 123 ( R ), the Company uses the Black-Scholes method to calculate the fair value of the options.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 2008, the Company had net loss of $3,875,751. Included in net loss is depreciation of $10,780 and $1,562,835 relating to the issuance of stock options for a total of $1,603,263, both items are non-cash expenses.

During the first six months of fiscal 2008, changes in assets and liabilities primarily included a increase in cash and cash equivalents resulting from an increase in accounts receivable of $268,997, an increase in inventory of $1,999, an increase in costs and estimated earned profits in excess of billings and uncompleted contracts of $117,372, and an decrease in prepaid and other assets of $14,329, offset by an increase of accounts payable and accrued liabilities of $575,815 and an increase in billings in excess of costs and estimated earned profits of uncompleted contracts of $18,527. After reflecting the net changes in assets and liabilities, net cash used by operations was $2,081,833.

Cash used in investing activities of $214,104 was used for the purchase of property and equipment and the company received cash from Digital of $10,847 for a net of $203,257.

During the first six months of fiscal 2008, financing activities provided net cash from loans payable of $785,000 with a repayment of loans payable of $219,701 and net proceeds from the private placement of $1,727,523. Accordingly, net cash provided by financing activities was $2,292,822.

Accordingly, during the first six months of fiscal 2008, the Company's cash and cash equivalents increased by $7,732.

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

Sales and Marketing were $561,398 during the first six months of fiscal 2008 compared with $35,432 during the first six months of fiscal 2007, for an increase of $525,966. The increase is the result of sales and marketing of the racking and retrieval systems, which include advertising expenses of $212,878.  In addition, as of March 31, 2008, the Company employed four full time salesmen, which are recorded under Sales and Marketing expense.

General and administrative expenses were $2,338,110 during the first six months of fiscal 2008 compared with $16,383 during the first six months of fiscal 2007, for an increase of $2,321,727.  This increase is primarily the result of additional administrative expenses in connection with the development and construction of the Company’s automated racking and retrieval systems, including two part time and five full time employees.  Included in this increase is $1,562,835 for stock options granted during this quarter.  This is a non-cash expense.

Research and Development expenses were $881,721 during the first six months of fiscal 2008 compared with $358,359 during the first six months of fiscal 2007, for an increase of $523,362.  This increase is a result of the company’s research and development of racking and retrieval systems, which includes the development and construction of two automated racking and retrieval systems prototypes for automobile parking and one automated racking and retrieval system prototype of containerized self-storage units.  In addition, the Company employed fifteen full time employees who are recorded under Research and Development expense.

Depreciation and amortization was $10,780 during the first six months of fiscal 2008 compared to $0 during the first six months of fiscal 2007, for an increase of $10,780. This increase is the result of the purchase of additional assets in fiscal 2008.

Interest income was $6,515 during the first six months of fiscal 2008, compared with $1,639 during the first six months of fiscal 2007, for an increase of $4,876.

Interest expense was $23,902 during the first six months of fiscal 2008, compared with $0 during the first six months of fiscal 2007, for an increase of $23,902.  This increase is the result of additional borrowings.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the fiscal period ended March 31, 2008 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

The Company Has Limited Current Revenues and Has a Severe Shortage of Capital.  Boomerang was organized in December 2006 and is currently in the first stage of operations and has a very limited history of operations. Since its inception, through March 31, 2008, Boomerang had realized $561,442 from the sale of its one contract of a self-storage system, which had a contract price of $788,140. As a result of Boomerang’s limited operating history, Boomerang has limited meaningful historical financial data upon which an evaluation of its current business plans and its prospects can be based.  Boomerang’s anticipated expense levels in the future are based in part on its expectations as to the subjective views of its management as to the market for its automated parking and self-storage systems.

There are Questions As to the Company’s Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions.  The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.  The Company had a loss in fiscal 2007 of $1,614,302 and net loss for the first six months of fiscal 2008 in the amount of $3,875,751. The Company had a working capital deficiency at March 31, 2008 of $1,350,613. The Company had a negative cash flow from operations during the first six months of fiscal 2008 and in fiscal 2007 of $2,081,833 and $407,940, respectively.  As of March 31, 2008, the Company’s liabilities exceeded its assets by $1,361,455.  All the foregoing factors lead to questions concerning the Company’s ability to meet its obligations as they come due.  The Company has financed its activities using private debt and equity financings.  As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company’s assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

The independent auditor’s report on the Company’s financial statements as of and for the year ended September 30, 2007 includes an explanatory paragraph which states that the Company has no material revenues, has suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended as of March 31, 2008, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Our management, including our Principal Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Disclosure Controls
Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Principal Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our company's Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of the significant deficiency and the material weakness described below. Measures are being taken to include documentation of management oversight and review as part of the appropriate functional procedures.

Restatement of financial statements:
The financial statements for the quarter and six months ended March 31, 2008 and 2007, and the balance sheet as of September 30, 2007 have been restated to correct the accounting treatment previously accorded certain transactions.

•
In February 2008, Digital entered into a merger agreement with Boomerang Systems, Inc.  For accounting purposes this was a reverse merger.  Originally the Company had used the beginning balances for the fiscal year of the legal acquirer not the accounting acquirer.  The Company has recapitalized the accounting acquiree, Digital. In addition, the Company previously presented the Statements of Operations for the three and six months ended March 31, 2008, and the Statements of Cash Flows for the six month ended March 31, 2008 as those of the legal acquirer and not that of the accounting acquirer.

•	During the second quarter of fiscal year 2008 the Company issued stock options. We have recognized an expense for this in the amount of $1,562,835.

Other than the items discussed above there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended March 31, 2008.  There was a material weakness for quarter ended March 31, 2008 due to the company using the incorrect comparative numbers.  The Company has decided to use 2007 numbers from Boomerang Utah as per the accounting procedures for a reverse merger.  The Company issued stock options during this quarter that were originally not accounted for.

ITEM 3A(T). CONTROLS AND PROCEDURES

Please refer to Item 3 above for:

(i)
a description of the conclusions of our principal executive and principal financial officers, or persons performing similar functions, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by the report, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act; and

(ii)
a report of management on the small business issuer's internal control over financial reporting; as well as changes in our internal control over financial reporting identified in connection with its evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In addition, this quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

PART II
OTHER INFORMATION

ITEM 4.  UNREGISTERED SALES OF SECURITITES AND USE OF PROCEEDS

On February 6, 2008, the Company completed the following private sales of its securities:
(i)	The Company issued as consideration for the acquisition of Boomerang 13,333,333 shares (on a post one-for-fifteen reverse split basis) of Its Common Stock. The transaction is described above.
(ii)	Completed a private placement of 2,000,000 post-split shares of Common Stock of the Company.

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

During the first quarter of fiscal 2008, the Company granted options to purchase common stock, comprised of the following: (i) ten-year non-statutory options granted to employees and consultants to purchase 1,147,686 shares of common stock exercisable at $0.90 per share; (ii) five-year non-statutory options to purchase 360,000 shares exercisable at $0.90 per share.  The fair value of common shares on the date of grant for the 1,147,686 and the 360,000 options was $1.35 per share.  The first category of 1,147,686 shares is fully vested as of the grant date of February 6, 2008 with a term of ten years.  The remaining 360,000 shares are subject to the following vesting schedule; 25% eighteen months after the grant date of February 6, 2008 and 25% every six months thereafter.

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

BOOMERANG SYSTEMS, INC.

Dated:	April 27, 2009	By: /s/ Stanley J. Checketts
Stanley J. Checketts
Principal Executive Officer

Dated:	April 27, 2009	By: /s/ Joseph R. Bellantoni
Joseph R. Bellantoni
Principal Financial Officer
and Principal Accounting Officer