Form 10-Q/A
period 2008-06-30
Boomerang Systems, Inc.
filed 2009-04-27
CIK 314712

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

Class - Common Stock, $0.001 par value 16,490,363 shares Outstanding at July 20, 2008

Transitional Small Business Disclosure Format (Check one):       Yes ☐   No ☒

RESTATEMENT OF FINANCIAL STATEMENTS

Boomerang Systems, Inc. has received comment letters from the Securities and Exchange Commission (the “SEC”) regarding the Company’s Form 10-QSB for the period ended June 30, 2008 (the “Original Report”).  We have responded to the SEC’s comments in this Amendment Number 1 (the “Amendment”).  The primary purpose of the Amendment is to restate the financial statements.

The financial statements for the quarter and nine months ended June 30, 2008 and 2007, and the balance sheet as of September 30, 2007 have been restated to correct the accounting treatment previously accorded certain transactions.

•
In February 2008, Digital entered into a merger agreement with Boomerang Systems, Inc.  For accounting purposes this was a reverse merger.  Originally the Company had used the beginning balances for the fiscal year of the legal acquirer not the accounting acquirer.  The Company has recapitalized the accounting acquiree, Digital. In addition, the Company previously presented the Statements of Operations for the three and nine months ended June 30, 2008, and the Statements of Cash Flows for the nine month ended June 30, 2008 as those of the legal acquirer and not that of the accounting acquirer.

•
During the second quarter of fiscal year 2008 the Company issued stock options.  We have recognized an expense for this in the amount of $1,583,049, $20,214 of this amount was expensed in the quarter ended June 30, 2008.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC.)

FORM 10-QSB/A
QUARTER ENDED June 30, 2008

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	4

The attached unaudited financial statements of Boomerang Systems, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

	Consolidated balance sheets	4

	Consolidated statements of operations	5

	Consolidated statements of cash flows	6

	Notes to consolidated financial statements	7-17

Item 2.	Management's Discussion and Analysis or Plan of Operation	18-27

Item 3.	Controls and Procedures	28

PART II
OTHER INFORMATION

ITEM 5.	Other Information	30

Item 6.	Exhibits	31

ITEM 1- FINANCIAL STATEMENTS
BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(Unaudited)
	(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$12,453	$355,609
Accounts receivable	126,012	-
Costs and estimated earned profits in excess of
billings on completed contracts	494,095	-
Inventories	54,609	-
Prepaid expenses and other assets	52,187	41,654
Total current assets	739,356	397,263

Property, plant and equipment, net	219,479	7,676

	$958,835	$404,939

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,337,309	$401,831
Debt, current portion - net of discount	1,847,390	-
Billings in excess of costs and estimated
earned profits of uncompleted contracts	2,739	-
Total current liabilities	3,187,438	401,831

Long term liabilities:
Debt	123,985	-
Total long term liabilities	123,985	-

Total liabilities	3,311,423	401,831
Commitments and contingencies

Stockholders' (deficit) equity:
Common stock, $0.001 par value; authorized shares 35,000,000;
16,490,363 and 13,333,333 issued and outstanding, respectively	16,490	13,333
Additional paid in capital	4,222,322	1,604,077
Accumulated deficit	(6,591,400)	(1,614,302)
Total stockholders' (deficit) equity	(2,352,588)	3,108

	$958,835	$404,939
Note: The balance sheet at September 30, 2007, has been taken from the audited financial statements at that date.
The September 30, 2007 shares and share dollar amount reflect the 1 for 15 reverse split.
See notes to audited consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended June 30,	December 6, 2006 (Inception) through June	Three Months Ended June 30,
	2008	30, 2007	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues
System sales	$938,140	$-	376,698	-
Total revenues	938,140	-	376,698	-

Cost of Goods Sold	(1,002,552)	-	(376,698)	-
Gross Loss	(64,412)	-	-	-

Expenses:
Other operations	-	-	-	-
Sales and marketing	795,143	92,074	233,745	56,642
General and administrative expenses	2,856,654	151,950	518,545	135,567
Research and development	1,202,248	1,931,727	320,526	1,573,368
Depreciation and amortization	13,918	542	3,138	542
Total expenses	4,867,963	2,176,293	1,075,954	1,766,119

Loss from operations	(4,932,375)	(2,176,293)	(1,075,954)	(1,766,119)

Other income (expenses):
Interest income	7,706	4,220	1,191	2,581
Interest expense	(49,816)	-	(25,915)	-
Total other income (expenses)	(42,110)	4,220	(24,724)	2,581

Loss before provision for income taxes	(4,974,485)	(2,172,073)	(1,100,678)	(1,763,538)
Provision for income taxes	2,613	-	2,613	-

Net loss	$(4,977,098)	$(2,172,073)	(1,098,065)	(1,763,538)

Net loss per common share - basic and diluted	$(0.33)	$(0.16)	(0.07)	(0.13)

Weighted average number of shares - basic and diluted	15,010,144	13,333,333	16,490,364	13,333,333
Note:  The nine months ended June 30, 2007 weighted average and diluted weighted average number of shares has been changed to reflect the 1 for 15 reverse stock split.
See notes to audited consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30, 2008	December 6, 2006 (Inception) through June 30, 2007
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,977,098)	$(2,172,073)
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation	13,918	540
Grant of options for services	1,583,049	-
Changes in assets and liabilities:
Accounts receivable	(126,012)	(105)
Costs and estimated earned profits in excess of billings on completed contracts	(494,095)	-
Inventories	(54,609)	-
Prepaid expenses and other assets	(10,533)	(2,433)
Accounts payable and accrued liabilities	722,217	9,382
Billings in excess of costs	2,739	-
NET CASH USED IN OPERATIONS	(3,340,424)	(2,164,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(225,721)	(7,617)
Cash of Digital upon reverse merger	10,847	-
NET CASH USED IN INVESTING ACTIVITIES	(214,874)	(7,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	1,889,449	200,000
Repayment for loans payable	(404,830)	-
Proceeds from Private Placement - common stock	1,727,523	-
Capital contribution	-	2,030,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,212,142	2,230,000

NET INCREASE IN CASH	(343,156)	57,694
CASH - beginning of period	355,609	-

CASH - end of period	$12,453	$57,694

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$2,613	$-

See notes to audited consolidated financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
SUPPLEMENTARY SCHEDULE OF NON-CASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
NINE MONTHS ENDED JUNE 30, 2008 AND DECEMBER 6, 2006 (date of inception) THROUGH JUNE 30, 2007
(Unaudited)

	2008	2007
	(Restated)	(Restated)
Reverse merger:
Cash	(10,847)	$0
Accounts payable	213,261	0
Debt	486,756	0
Common stock	1,157	0
Additional paid in capital	(690,327)	0
Subtotal	0	0

Total Non-Cash Operating, Investing and Financing Activities	$0	$0

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
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION: (continued)

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

The accompanying unaudited consolidated financial statements of the Company have been prepared for the interim periods and are unaudited (consisting only of normal recurring adjustments) which are in the in opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These statements should be read in conjunction with Form 10-KSB for fiscal 2007, and other filings of the Company, including, but not limited to, the Company’s Form DEF 14C filed on December 21, 2007, all of these Form, and other Forms of the Company, are on file with the Securities and Exchange Commission. The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of the results for the Company to be expected for the full fiscal year ending September 30, 2008.

Note 2 - GOING CONCERN:

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2007 of $1,614,302. For the first nine months of fiscal 2008, the Company incurred a net loss of $4,977,098. The Company had negative cash flow from operations for the first nine months of fiscal 2008 and 2007 in the amount of $3,340,424 and $2,164,689, respectively. As of June 30, 2008, the Company's liabilities exceeded its assets by $2,352,588 and at September 30, 2007 the assets exceeded the liabilities by $3,108.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

The financial statements for the quarter and nine months ended June 30, 2008 and 2007, and the balance sheet as of September 30, 2007 have been restated to correct the accounting treatment previously accorded certain transactions.

•
In February 2008, Digital entered into a merger agreement with Boomerang Systems, Inc.  For accounting purposes this was a reverse merger.  Originally the Company had used the beginning balances for the fiscal year of the legal acquirer not the accounting acquirer.  The Company has recapitalized the accounting acquiree, Digital. In addition, the Company previously presented the Statements of Operations for the three and nine months ended June 30, 2008, and the Statements of Cash Flows for the nine month ended June 30, 2008 as those of the legal acquirer and not that of the accounting acquirer.

•
During the second quarter of fiscal year 2008 the Company issued stock options.  We have recognized an expense for this in the amount of $1,583,049, $20,214 of this amount was expensed in the quarter ended June 30, 2008.

Balance Sheet data as of September 30, 2007:

The balance sheet data previously presented was that of the legal acquirer, Digital, the current balance sheet presented is that of the accounting acquirer, Boomerang.

Balance Sheet data as of June 30, 2008:
	As Filed	Adjustment to Restate	Restated
Stockholders’ (deficit) equity
Common stock	$16,490	$-	$16,490
Additional paid in capital	2,639,273 (a)	1,583,049	4,222,322
Accumulated deficit	(5,008,350)	(1,583,049)	(6,591,400)
Total stockholders’ (deficit) equity	$(2,352,587)	$-	$(2,352,588)

Statements of Operations for the Three and Nine Months ended June 31, 2007:

The statements of operations data previously presented was that of the legal acquirer, Digital, the statements of operations presented is that of the accounting acquirer, Boomerang.

Statements of Operations for the Nine Months ended June 30, 2008:
	As Filed		Adjustment to Restate	Restated
Expenses:
General and administrative expenses	$1,273,605	(a)	$1,583,049	$2,856,6540

Net Loss	$(3,394,049	) (a)	$1,583,049	$(4,977,098)

Statements of Operations for the Three Months ended June 30, 2008:

	As Filed		Adjustment to Restate	Restated
Expenses:
General and administrative expenses	498,331	(a)	20,214	518,545

Net Loss	$(1,081,134)		$20,214	$(1,101,348)

 (a) – To expense options granted for services.  The nine months ended June 30, 2008 amount is $1,583,049 while the three months ended June 30, 2008 amount is $20,214.

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
(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS (continued):

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

NOTE 7- COSTS IN EXCESS OF BILLINGS/BILLINGS IN EXCESS OF COSTS:

The Company enters into contracts for the construction of Racking and Retrieval Systems and generally recognizes revenue on the percentage-of-completion method. The Company entered into three contracts for $1,278,140 in 2008.Information with respect to uncompleted contracts at June 30, 2008:

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

For the period ended June 30, 2008, the Allowance for Doubtful Accounts was $0.

NOTE 9- PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred.  Costs of major additions and betterments are capitalized.  Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets.  Depreciation and amortization for the nine months ended June 30, 2008 and 2007 was $13,918 and $542, respectively.

NOTE 10- RESEARCH AND DEVELOPMENT:

Pursuant to SFAS No. 2, research and development costs are expensed as incurred.

NOTE 11- ADVERTISING:

Advertising costs amounted to $312,845 and $51,463 for the nine months ended June 30, 2008 and 2007, respectively. Advertising costs are expensed as incurred.

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

NOTE 13- DEBT-CURRENT AND LONG TERM:

On November 20, 2007 the Company, through its wholly own subsidiary Boomerang Sub (“Sub”), entered into a loan agreement with a non-affiliated bank in the amount of $200,000.  The loan bears interest at 7.05%, and is due on May 21, 2008.  This loan was extended to August 21, 2008 and now bears an interest rate of 5%.  On December 11, 2007 the Company entered into a second loan agreement with a non-affiliated bank through Sub for $300,000 at an interest rate of 7%.  This loan was paid back on February 11, 2008 out of the proceeds of the private sale of the Company’s securities in February 2008.  The Company entered into a third loan with a non-affiliated bank through Sub on January 14, 2008 for $300,000 with an interest rate of 6.458% which was due on April 14, 2008.  This loan was extended to July 14, 2008 and the interest rate was decreased to 5%. With each extension on the stated loans we paid the interest that was accrued to the maturity date and the interest rates were updated to reflect the current market. The Company does not view these loans as being substantially modified, but rather having been rolled over into new loans.  There has been no forgiveness of debt under these loans.  These loans are secured with collateral from a related party.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

NOTE 13- DEBT-CURRENT AND LONG TERM (continued):

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

NOTE 14- OPTIONS:

During the first quarter of fiscal 2008, we granted options to purchase common stock, comprised of the following: (i) ten-year non-statutory options granted to employees and consultants to purchase 1,147,686 shares of common stock exercisable at $0.90 per share; (ii) five-year non-statutory options to purchase 360,000 shares exercisable at $0.90 per share.  The fair value of common shares on the date of grant for the 1,147,686 and the 360,000 options was $1.35 per share.  The first category of 1,147,686 shares is fully vested as of the grant date of February 6, 2008 with a term of ten years.  The remaining 360,000 shares are subject to the following vesting schedule; 25% eighteen months after the grant date of February 6, 2008 and 25% every six months thereafter.  These stock options are subject to forfeiture until service conditions associated with their grant are satisfied.

The Company adopted SFAS No. 123 (R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including stock options and employee stock purchases based on estimated fair values.  The following table summaries stock-based compensation expenses for employee stock purchases and non-vested shares under SFAS No. 123 (R) for the fiscal period ended March 31, 2008.  We use the Black-Scholes option pricing model (“BSM”) to estimate the grant date fair value of stock option awards.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

NOTE 14- OPTIONS (continued):

Recognized Expense for Vested Options for Period Ended March 31, 2008:
General and administrative	$1,182,138
Consulting fees	168,748
Legal fees	198,473
Total recognized expense for vested options	$1,549,359

Recognized Expense for Non-Vested Options for Period Ended:
March 30,2008: General and administrative	$13,476
June 30, 2008: General and administrative	20,214

The weighted average exercise price is $0.90, using the BSM with the following weighted average assumptions:

Period Ended June 30, 2008
Expected volatility	272.9%
Risk-free interest rate	2.650%
Expected term (in years)	8.81
Dividend Rate	0.0%

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

A stock-based compensation expense recognized in the accompanying consolidated statement of operations for the period ended June 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Currently we have no historical data to use for estimating out forfeitures.

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

NOTE 16– SUBSEQUENT EVENTS:

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

The Company’s revenues from manufacturing contracts are recognized using the percentage-of-completion method of accounting. Under this method, revenues earned are primarily recorded based on the contract. Contract costs include all direct material, labor, freight, and equipment costs, and those indirect costs related to contract performance such as indirect labor, overhead, supplies, shop, and tool costs. Selling, general, and administrative costs are charged to expense when incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, inclusive of those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and will be recognized in the period in which the changes are determined. The asset "Costs and estimated earned profits in excess of billings on uncompleted contracts" represents revenues recognized in advance of amounts billed. The liability “Billings in excess of costs and estimated earned profits on uncompleted contracts" represents billings in advance of revenues recognized and contemplated losses on contracts in progress.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 2008, the Company had net loss of $4,977,098. Included in net loss is depreciation of $13,918 and $1,583,049 relating to the issuance of stock options, both items are non-cash expenses.

During the first nine months of fiscal 2008, changes in assets and liabilities primarily included a decrease in cash and cash equivalents resulting from an increase in accounts receivable of $126,012, an increase in inventory of $54,609, an increase in costs and estimated earned profits in excess of billings and uncompleted contracts of $494,095, and an increase in prepaid and other assets of $10,533, offset by an increase in cash resulting of an increase of accounts payable and accrued liabilities of $722,217 and an increase in billings in excess of costs and estimated earned profits of uncompleted contracts of $2,739. After reflecting the net changes in assets and liabilities, net cash used by operations was $3,340,424.

Cash used in investing activities of $225,721 was used for the purchase of property and equipment and the company received cash from Digital of $10,847 for a net of $214,874.

During the first nine months of fiscal 2008, financing activities provided net cash from loans payable of $1,889,449 with a repayment of loans payable of $404,830 and net proceeds from the private placement of $1,727,523. Accordingly, net cash provided by financing activities was $3,212,142.

Accordingly, during the first nine months of fiscal 2008, the Company's cash and cash equivalents decreased by $343,156.

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

Sales and Marketing were $795,143 during the first nine months of fiscal 2008 compared with $92,074 during the first nine months of fiscal 2007, for an increase of $703,069. The increase is the result of sales and marketing of the racking and retrieval systems, which include advertising expenses of $312,845.  In addition, as of June 30, 2008, the Company employed four full time salesmen, which are recorded under Sales and Marketing expense.

General and administrative expenses were $2,856,654 during the first nine months of fiscal 2008 compared with $151,950 during the first nine months of fiscal 2007, for an increase of $2,704,704.  This increase is primarily the result of additional administrative expenses in connection with the development and construction of the Company’s automated racking and retrieval systems, including two part time and five full time employees.  The company also recognized $1,583,049 for stock options granted during February 2008.  This is a non-cash expense.

Research and Development expenses were $1,202,248 during the first nine months of fiscal 2008 compared with $1,931,727 during the first nine months of fiscal 2007, for a decrease of $729,479.  This decrease is a result of the company’s research and development of racking and retrieval systems, which includes the development and construction of two automated racking and retrieval systems prototypes for automobile parking and one automated racking and retrieval system prototype of containerized self-storage units being done in the prior year.  In addition, the Company employed fifteen full time employees who are recorded under Research and Development expense.

Depreciation and amortization was $13,918 during the first nine months of fiscal 2008 compared to $542 during the first nine months of fiscal 2007, for an increase of $13,376. This increase is the result of the purchase of additional assets in fiscal 2008.

Interest income was $7,706 during the first nine months of fiscal 2008, compared with $4,220 during the first nine months of fiscal 2007, for an increase of $3,486.

Interest expense was $49,816 during the first nine months of fiscal 2008, compared with $0 during the first nine months of fiscal 2007, for an increase of $49,816.  This increase is the result of additional borrowings.

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

Principles of consolidation – The accompanying consolidated financial statements include the accounts of Boomerang Systems, Inc. and its wholly owned subsidiaries (collectively, the “Company”).  All significant inter-company transactions have been eliminated.

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

There are Questions As to the Company’s Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions.  The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.  The Company had a loss in fiscal 2007 of $1,614,302 and net loss for the first nine months of fiscal 2008 in the amount of $4,977,098. The Company had a working capital deficiency at June 30, 2008 of $2,448,082. The Company had a negative cash flow from operations during the first nine months of fiscal 2008 and in fiscal 2007 of $3,340,424 and $2,164,687, respectively.  As of June 30, 2008, the Company’s liabilities exceeded its assets by $2,352,588.  All the foregoing factors lead to questions concerning the Company’s ability to meet its obligations as they come due.  The Company has financed its activities using private debt and equity financings.  As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company’s assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

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

The Company Needs Additional Capital to Pursue its Business Plans and It May be Unable to Raise that Capital.  The Company had cash of $12,453 and current liabilities of $3,187,438 including accounts payable of $1,337,309 as of June 30, 2008.  As of July 10, 2008, the Company had cash of $108,158 and liabilities in the amount of $3,670,493, including debt in the amount of $2,374,768 and accounts payable in the amount of $1,295,725.  As of July 10, 2008, it had completed two contracts for the sale of its systems and had no other contracts in place.  Management estimates that it will require an additional $1,500,000 of capital through September 30, 2008 and that its fixed expenses are approximately $150,000 per month.  The Company is in need of raising additional capital in order to continue its operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended as of June 30, 2008, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Restatement of financial statements:
The financial statements for the quarter and six months ended June 30, 2008 and 2007, and the balance sheet as of September 30, 2007 have been restated to correct the accounting treatment previously accorded certain transactions.

•
In February 2008, Digital entered into a merger agreement with Boomerang Systems, Inc.  For accounting purposes this was a reverse merger.  Originally the Company had used the beginning balances for the fiscal year of the legal acquirer not the accounting acquirer.  The Company has recapitalized the accounting acquiree, Digital. In addition, the Company previously presented the Statements of Operations for the three and nine months ended June 30, 2008, and the Statements of Cash Flows for the nine month ended June 30, 2008 as those of the legal acquirer and not that of the accounting acquirer.

•
During the second quarter of fiscal year 2008 the Company issued stock options.  We have recognized an expense for this in the amount of $1,583,049, $20,214 of this amount was expensed in the quarter ended June 30, 2008.

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