Form 10-K/A
period 2008-09-30
Boomerang Systems, Inc.
filed 2009-04-28
CIK 314712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

16,490,363 as of December 23, 2008

DOCUMENTS INCORPORATED BY REFERENCE:    None

RESTATEMENT OF FINANCIAL STATEMENTS

Boomerang Systems, Inc. has received a letter of comment from the Securities and Exchange Commission (the “SEC”) regarding the Company’s Form 10-K for the period ended September 30, 2008 (the “Original Report”).  We have responded to the SEC’s comments in this Amendment Number 1 (the “Amendment”).  The primary purpose of the Amendment is to restate the financial statements.

The financial statements for the fiscal years ended September 30, 2008 and December 6, 2006 (date of inception) through September 30, 2007 have been restated to correct the accounting treatment previously accorded certain transactions.

•	Due to filing a 10K instead of a 10KSB, the Company should have provided a comparative balance sheet for the year ended September 30, 2007.
•
In February 2008, Digital entered into a merger agreement with Boomerang Systems, Inc.  For accounting purposes this was a reverse merger.  Originally the Company had used the beginning balances for the fiscal year of the legal acquirer not the accounting acquirer.  The Company has recapitalized the accounting acquiree, Digital. In addition, the Company previously presented the year ended September 30, 2007 as those of the legal acquirer and not that of the accounting acquirer.

•
The Company’s Consolidated Statement of Stockholders’ Deficit did not reflect the 13,333,333 shares of common stock from the merger and the 1 for 15 stock split retroactively.  This has been corrected as of this Amendment.

•
During the fourth quarter of fiscal 2008, the Company issued warrants that accompanied promissory notes for $1,500,000.  The warrants were valued at $2,245,596 using the Black-Scholes valuation model and expensed.    The Company has recorded a debt discount with regards to these warrants to their maximum proportional value relative to the debt of $1,500,000.  This discount is to be amortized over the life of the loan, twelve months.  The Company amortized $187,500, with regards to the debt discount for the year ended September 30, 2008.  A total of $1,312,500 has not been amortized as of September 30, 2008.  The general and administration expense for this fiscal year has been reduced by $2,245,596.

•
During the second quarter of fiscal year 2008, the Company granted stock options that have a vesting provision, for which the corresponding expense for the vesting that occurred during the year ended September 30, 2009 was not recognized. During the year ended September 30, 2009 we have now recognized $53,904, as it relates to the expense for these vesting options.

•
During the year ended September 30, 2008, the Company incorrectly recorded an expense of $67,360 for warrants associated with the equity sale of 2,000,000 shares of the Company’s common stock on February 6, 2008. These warrants were issued as fees with this exclusive equity cash raise for the Company.

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

PART I

Item 1.  Business

General and Recent Activities

The company, Boomerang Systems, Inc., is engaged in the design, development, marketing and sale of automated racking and retrieval systems for automobile parking and automated racking and retrieval systems for self-storage units.  Three of its systems, considered by management to be pilot demonstration systems, have been built and are operating in Logan, Utah with a fourth one currently being built.  One of these systems is the automated self-storage product, two are the automated parking product and the one under construction is a double picking version of the parking system.  Neither of such facilities is intended to be sold.  Substantially all development work has been completed to enable the marketing and sale of systems based on these pilot systems.  We remain in the inception stage of our operations and have realized limited revenues from sales of these facilities.

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

Prior Activities

Boomerang Systems, Inc. (“Boomerang Utah”) was incorporated on December 6, 2006.  From inception through the first quarter of 2008, Boomerang Utah was a developmental stage company doing research and developmental on its automated racking parking and storage systems.

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

There are Questions As to Our Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions. Our financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We had a loss in fiscal 2008 of $6,612,899. We had a working capital deficiency at September 30, 2008 of $2,617,729. We had a negative cash flow from operations during the fiscal year 2008 and in fiscal 2007 of $4,449,559 and $1,253,041, respectively. As of September 30, 2008, our liabilities exceeded our assets by $2,468,175. All the foregoing factors lead to questions concerning our ability to meet our obligations as they come due.  We have financed our activities using private debt and equity financings. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

The independent auditors’ report on our financial statements as of and for the year ended September 30, 2008 includes an explanatory paragraph which states that we have no material revenues, have suffered recurring losses from operations, and have a net capital deficiency that raise substantial doubt about our ability to continue as a going concern.

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

We Need Additional Capital to Pursue Our Business Plans and We May be Unable to Raise that Capital. We had cash of $425,614 and current liabilities of $3,421,865 including accounts payable of $1,305,853 as of September 30, 2008. As of January 1, 2009, we had cash of $130,663 and liabilities in the amount of $5,333,601, including debt in the amount of $4,245,956 and accounts payable in the amount of $1,087,645. As of January 1, 2009, we had completed two contracts for the sale of our systems and have no other contracts in place. We expect to require further additional financing in order to fund our ongoing administrative expenses, including the funds to pursue our business plan. This financing is expected to consist of the issuance of additional debt and/or equity securities. These funds might not be available or might not be available on terms acceptable to us and may result in material dilution to existing investors.  In addition, the Company may seek to restructure its existing liabilities and debt.

Including the cash required in pursuing our business plan, we estimate that we may require up to an additional $8,500,000 during the fiscal year ending September 30, 2009 to fund our intended level of operations.  Further, in the event we engage in any further material transactions during the fiscal year ending September 30, 2009, it can be expected that we will require additional funds.   Of the $8,500,000, approximately $4,500,000 is repayment of current debt, $2,000,000 for accounts payable and the remaining balance is for the funding of working capital.  As of December 23, 2008, we had made no firm arrangements to obtain these funds or to engage in any such material transactions and there can be no assurance that such funds can be obtained. However, we believe we will be able to obtain such funds from further financings or sales of equity securities, including debt securities convertible into equity. The failure to obtain these funds may impair our ability to meet our business objectives.

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

The Requirements of Section 404 of the Sarbanes-Oxley Act of 2002 Require that We Undertake an Evaluation of Our Internal Controls That May Identify Internal Control Weaknesses. The Sarbanes-Oxley Act of 2002 imposes duties on us and our executives, directors, attorneys and independent registered public accounting firm. In order to comply with the Sarbanes-Oxley Act and rules adopted by the Securities and Exchange Commission (SEC), we are required to evaluate our internal controls systems to allow management to report on  our internal controls over financial reporting.  Under current SEC rules, we will be required to file an attestation report signed by our auditors, Liebman, Goldberg & Hymowitz, LLP, when we file our annual report for our fiscal year ending September 30, 2010. This annual report does not include such an attestation report by our auditors.  We anticipate being able to fully implement the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act  and all other aspects of Section 404 in a timely fashion. We have initiated the establishment of procedures to enable our auditors to perform the system and process evaluation and testing required to comply with the attestation requirement.  If we are not able to implement the reporting requirements of Section 404 in a timely manner or with adequate compliance, our auditors may not be able to render the required attestation concerning the effectiveness of the internal controls over financial reporting, we may be subject to investigation and/or sanctions by regulatory authorities, such as the Securities and Exchange Commission or the NASD, Inc., and our reputation may be harmed.  Any such action could adversely affect our financial results and the market price of our common stock.

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

During the fourth quarter of fiscal 2008, we issued debt , which included $1,500,000 principal amount of the Company’s promissory notes due twelve months from issuance with interest accruing at the rate of 12% per annum payable currently at 1% per month. Issued with the promissory notes are intended to be five-year common stock purchase warrants exercisable at $1.25 per share to purchase an aggregate of 1,500,000 shares of Common Stock, or one warrant for each $1.00 of notes purchased. In the event the promissory notes and any accrued but unpaid interest are not paid at maturity, the holder of the notes will be issued additional five-year common stock purchase warrants exercisable at a per common share exercise price equal to 80% of the average of the last sale prices for the Company’s Common Stock during the most recent ten trading days prior to the date of issuance of the warrants and, in the event last sale prices are unavailable for a full ten trading days, such additional number of trading days immediately prior to such ten trading day period so as to total the most recent ten trading days during which last sale prices are available. The warrants will be issued at the rate of warrants to purchase 1.5 shares for each dollar of principal and accrued interest that remains unpaid for each 30-day period after maturity of the notes. The Company used the Black-Scholes Method to calculate the value of these warrants.

The value of the warrants has been allocated based on their fair value to entire debt. The Company valued the warrants to their maximum value in proportion to the entire of the $1,500,000 in debt. The warrants were valued at $2,245,596 using a Black-Scholes valuation model with the following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 272.9%; risk-free interest rate of 1.61%; an expected life of five years; fair value of the stock on the date of the debt agreement was $1.50 per share.  The Company has recorded a debt discount with regards to these warrants to their maximum proportional value relative to the debt of $1,500,000. This discount is to be amortized over the life of the loan. The Company amortized $187,500, with regards to the debt discount in the year ended September 30, 2008. A total of $1,312,500 has not been amortized as of September 30, 2008.

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

Item 1B.  Un-resolved Staff Comments

We have received staff comments and have responded to them.  The Company acknowledges that it may receive additional comments.

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

Securities Sold Without Registration During the Year Ended September 30, 2008

During the fourth quarter of fiscal 2008, we issued debt , which included $1,500,000 principal amount of the Company’s promissory notes due twelve months from issuance with interest accruing at the rate of 12% per annum payable currently at 1% per month. Issued with the promissory notes are intended to be five-year common stock purchase warrants exercisable at $1.25 per share to purchase an aggregate of 1,500,000 shares of Common Stock, or one warrant for each $1.00 of notes purchased. In the event the promissory notes and any accrued but unpaid interest are not paid at maturity, the holder of the notes will be issued additional five-year common stock purchase warrants exercisable at a per common share exercise price equal to 80% of the average of the last sale prices for the Company’s Common Stock during the most recent ten trading days prior to the date of issuance of the warrants and, in the event last sale prices are unavailable for a full ten trading days, such additional number of trading days immediately prior to such ten trading day period so as to total the most recent ten trading days during which last sale prices are available. The warrants will be issued at the rate of warrants to purchase 1.5 shares for each dollar of principal and accrued interest that remains unpaid for each 30-day period after maturity of the notes. The Company used the Black-Scholes Method to calculate the value of these warrants.

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

Liquidity and Capital Resources

During the year ended September 30, 2008, we had a net loss of $6,612,899. Included in net loss is depreciation of $18,684, $1,603,263 relating to the issuance of stock options with a vesting schedule and $187,000 for amortization of debt discount; all of which are non-cash expenses.

During the year ended September 30, 2008, changes in assets and liabilities primarily included a decrease in cash and cash equivalents resulting from an increase in accounts receivable of $177,500, an increase in inventory of $80,488, an increase in costs and estimated earned profits in excess of billings and completed contracts of $28,814, and an increase in prepaid and other assets of $50,066, offset by an increase in cash resulting of an increase of accounts payable and accrued liabilities of $690,761. After reflecting the net changes in assets and liabilities, net cash used by operations was $4,449,559.

Cash used in investing activities of $253,624 was used for the purchase of property and equipment and the Company received cash from Digital due to the merger of $10,847, for net of $242,777.

During the year ended September 30, 2008, financing activities provided cash from proceeds of loans payable of $4,491,124 and proceeds from private placement of $1,727,523, which is offset by the repayment of loans payable of $1,453,306. Accordingly, net cash provided by financing activities totaled $4,762,341.

During the year ended September 30, 2008, our cash and cash equivalents increased by $70,005.

During the fourth quarter of fiscal 2008, we issued debt , which included $1,500,000 principal amount of the Company’s promissory notes due twelve months from issuance with interest accruing at the rate of 12% per annum payable currently at 1% per month. Issued with the promissory notes are intended to be five-year common stock purchase warrants exercisable at $1.25 per share to purchase an aggregate of 1,500,000 shares of Common Stock, or one warrant for each $1.00 of notes purchased. In the event the promissory notes and any accrued but unpaid interest are not paid at maturity, the holder of the notes will be issued additional five-year common stock purchase warrants exercisable at a per common share exercise price equal to 80% of the average of the last sale prices for the Company’s Common Stock during the most recent ten trading days prior to the date of issuance of the warrants and, in the event last sale prices are unavailable for a full ten trading days, such additional number of trading days immediately prior to such ten trading day period so as to total the most recent ten trading days during which last sale prices are available. The warrants will be issued at the rate of warrants to purchase 1.5 shares for each dollar of principal and accrued interest that remains unpaid for each 30-day period after maturity of the notes. The Company used the Black-Scholes Method to calculate the value of these warrants.

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

Our financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We recognized a substantial loss in fiscal 2008 of $6,612,899, due to the first year of operations, and sustained a loss in fiscal 2007 of $1,614,302.  We had a working capital deficiency at September 30, 2008 of approximately $2,600,000. We had a negative cash flow from operations in 2008 and 2007 of $4,449,559 and, $1,253,041 respectively. As of September 30, 2008, our liabilities exceeded our assets by $2,468,175.

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

Our sales and marketing costs were $1,052,147 during the fiscal year ended September 30, 2008 compared with $104,747 during the fiscal year ended September 30, 2007, for an increase of $947,400. The increase is the result of the commencement of our racking and retrieval systems operations in the 2008 fiscal year, which included, among other items, advertising expenses of $382,707. In addition, during the fiscal year ended September 30, 2008, we employed up to four full time salesmen, which is a sales and marketing expense.

Our general and administrative expenses were $3,606,661 during the fiscal year ended September 30, 2008 compared with $396,129 during the fiscal year ended September 30, 2007, for an increase of $3,210,532. This increase is primarily the result of additional administrative expenses in connection with the development and construction of our automated racking and retrieval systems, including two part time and five full time employees.  It is also due to the $1,603,263 expense relating to the issuance of stock options and warrants.

Our research and development expenses were $1,575,619 during the fiscal year ended September 30, 2008 compared with $1,120,719 during the fiscal year ended September 30, 2007, for an increase of $454,900. This increase is a result of our research and development of racking and retrieval systems, which includes the development and construction of two automated racking and retrieval system prototypes for automobile parking and one automated racking and retrieval system prototype of containerized self-storage units. In addition, we employed two part time and up to fifteen full time employees who are recorded under research and development expense.

Depreciation and amortization expense was $18,684 during the year ended September 30, 2008 compared to $1,084 during the year ended September 30, 2007, for an increase of $17,600. This increase is the result of the purchase of additional assets in fiscal 2008.

Interest income was $9,611 during the year ended September 30, 2008, compared with $8,377 during the year ended September 30, 2007, for an increase of $1,234 due to holding funding monies in an interest bearing account.

Interest expense was $311,445 during the year ended September 30, 2008, compared with $0 during the year ended September 30, 2007, for an increase of $311,445. This increase is the result of additional borrowings outstanding in 2008 and amortizing $187,500 for the debt discount, a non-cash expense item.

Fiscal Year 2007 Compared With Fiscal Year 2006

There is no activity to report for this time period because Boomerang UT’s date of inception is December 6, 2006.

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

Revenue recognition – Revenues from manufacturing contracts are  recognized using the percentage-of-completion method of accounting. Under this method, revenues earned are primarily recorded based on the contract. Measurement by the percentage of cost incurred to date to estimated total cost for each contract.  This method is used because management considers total cost to be the best available measure of progress on the contracts.  Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Contract costs include all direct material, labor, freight, and equipment costs, and those indirect costs related to contract performance such as indirect labor, overhead, supplies, shop, and tool costs. Selling, general, and administrative costs are charged to expense when incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.  Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period.  The asset "Costs and estimated earned profits in excess of billings on uncompleted contracts" represents revenues recognized in advance of amounts billed. The liability “Billings in excess of costs and estimated earned profits on uncompleted contracts" represents billings in advance of revenues recognized and contemplated losses on contracts in progress.

Research and development – Pursuant to SFAS No. 2, research and development costs are expensed as incurred.

Inventories - Inventories consisting of parts, materials, and assemblies are stated at the lower of cost or market. Cost is determined using the weighted average cost method.

Stock-base compensation- We adopted FAS 123(R), using the modified-prospective-transition method on February 7, 2008.  Under this method, we are required to recognize compensation cost for stock-based compensation arrangements with employees and directors based on their grant date fair value using the Black-Scholes option-pricing model, such cost to be expensed over the compensations’ respective vesting periods.  For awards with graded vesting, in which portions of the award vest in different periods, we recognize compensation costs over the vesting periods using the straight-line method.  For calculating the value for warrants, the Black-Sholes method is also used.

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

Such forward-looking statements also relate to our ability to successfully manage our operations subsequent to the completion of the acquisition of Boomerang Utah and the adequacy of management available for that purpose.  Many factors may adversely affect our future operations, including the possibility that we will be unable to achieve material revenues, that we will be unable to market our automated systems profitably, or that other companies with significantly larger staffs, revenues and assets may not compete with us and limit our ability to market our systems.  Important factors that could cause us to be unable to meet our goals and objectives are also described in our periodic filings with the Securities and Exchange Commission, including our annual report on Form 10-K/A and quarterly reports on Form 10-Q.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to respond to this Item.

Item 8. Financial Statements and Supplementary Data

The following financial statements are attached hereto. See pages F-1, et seq.

Independent Auditors' Report	F-1

Consolidated Balance Sheet - September 30, 2008	F-2

Consolidated Statements of Operations years ended September 30, 2008 and 2007	F-3

Consolidated Statements of Stockholders' Deficit - years ended September 30, 2008 and 2007	F-4

Consolidated Statements of Cash Flows - years ended September 30, 2008 and 2007	F-5-6

Notes to Consolidated Financial Statements	F-7-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee
Boomerang Systems, Inc.
Morristown, New Jersey

We have audited the accompanying consolidated balance sheet of Boomerang Systems, Inc. (formerly known as Digital Imaging Resources, Inc.)  and subsidiaries as of September 30, 2008, and the related consolidated statement of operations, stockholders’ deficit and cash flows for the fiscal year ended September 30, 2008.  We have also audited the accompanying balance sheet of Boomerang Systems, Inc., a Utah corporation ("Boomerang Utah") (a development stage company) as of September 30, 2007, and the related statements of operations, stockholders' deficit, and cash flows from December 6, 2006 (date of inception) through September 30, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Companies as of September 30, 2008, and 2007 and the results of its operations and cash flows for the fiscal year ended September 30, 2008, and the period December 6, 2006, (date of inception) through September 30, 2007 in conformity with U.S. generally accepted accounting principles.

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

The accompanying consolidated financial statements for the years ended September 30, 2008 and September 30, 2007 have been restated as discussed in Note 2.

Liebman Goldberg & Hymowitz LLP
Garden City, New York
January 5, 2009

Except for Note 2, dated April 24, 2009

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 and 2007

	September 30,	September 30,
	2008	2007
	(Restated)	(Restated)

ASSETS

Current assets:
Cash and cash equivalents	$425,614	355,609
Accounts receivable	177,500	0
Costs and estimated earned profits in excess of billings
on completed contracts	28,814	0
Inventories	80,488	0
Prepaid expenses and other assets	91,720	41,654
Total current assets	804,136	397,263
Property, plant and equipment, net	242,616	7,676

Total assets	$1,046,752	$404,939

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,305,853	$401,831
Debt, current portion	2,116,012	0
Total current liabilities	3,421,865	401,831

Long term liabilities:
Debt	93,062	0
Total long term liabilities	93,062	0
Total liabilities	3,514,927	401,831
Commitments and contingencies

Stockholders' (deficit) equity:
Common stock, $0.001 par value;	16,490	13,333
Authorized 35,000,000 shares; 16,490,363,and 13,333,333
issued and outstanding, respectively
Additional Paid in Capital	5,742,536	1,604,077
Accumulated deficit	(8,227,201)	(1,614,302)
Total stockholders' (deficit) equity	(2,468,175)	3,108

Total liabilities and stockholders' deficit	$1,046,752	$404,939

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 and DECEMBER 6, 2006 (date of inception) THROUGH SEPTEMBER 30,2007

	2008	2007
	(Restated)	(Restated)
Revenues
System sales	$938,140	$0

Total revenues	938,140	0

Cost of goods sold	(1,002,552)	0

Gross loss	(64,412)	0

Expenses:
Other operations	0	0
Sales and marketing	1,052,147	104,747
General and administrative expenses	3,606,661	396,129
Research and development	1,575,619	1,120,719
Depreciation and amortization	18,684	1,084

Total expenses	6,253,111	1,622,679

Loss from operations	(6,317,523)	(1,622,679)

Other income (expenses):
Interest income	9,611	8,377
Interest expense	(311,445)	0
Debt Discount	4,225	0
Debt write off	7,798	0

Total other income (expenses)	(289,811)	8,377

Loss before provision for income taxes	(6,607,334)	(1,614,302)
Provision for income taxes	5,565	0

Net loss	$(6,612,899)	$(1,614,302)

Basic net (loss) per common share	$(0.43)	$(0.12)
Diluted net (loss) per common share	$(0.43)	$(0.12)

Weighted average number of shares - basic	15,377,640	13,333,333
Diluted weighted average number of shares	15,377,640	13,333,333

Note: The year ended September 30, 2007 weighted average and diluted weighted average number of shares have been changed to reflect the one-for-fifteen reverse stock split.

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS
ENDED SEPTEMBER 30, 2008 and DECEMBER 6, 2006 (date of inception) THROUGH SEPTEMBER 30, 2007

	Common Stock	Par Value	Additional Paid in Capital	Accumulated. Deficit	Total
Balance at December 6, 2006 (Inception)	13,333,333	$13,333	$1,604,077	$0	$1,617,410
Net Loss	0	0	0	(1,614,302)	(1,614,302)
Balance at September 30,2007	13,333,333	$13,333	$1,604,077	$(1,614,302)	$3,108
Recapitalization of the Company	1,157,030	1,157	(690,327)	0	(689,170)
Issuance of Stock- Private Placement	2,000,000	2,000	1,725,523	0	1,727,523
Issuance of Stock- Options & Warrants	0	0	1,603,263	0	1,549,359
Debt Discount- Promissory Notes with Warrants	0	0	1,500,000	0	1,500,000
Net Loss	0	0	0	(6,612,899)	(6,558,995)
Balance at September 30, 2008	16,490,363	$16,490	$5,742,536	$(8,227,201)	$(2,468,175)

See accompanying notes.
Note: The reverse split stock of 1 for 15 that took place during fiscal year 2008 is reflective retroactively in the above table.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 and DECEMBER 6, 2006 (date of inception) THROUGH SEPTEMBER 30, 2007

	2008	2007
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(6,612,899)	$(1,614,302)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
(1) Depreciation and amortization	18,684	1,084
(2) Grant of options for services	1,603,263	0
(3) Amortization of debt discount	187,500	0

Changes in assets and liabilities:
(Increase) Accounts receivable	(177,500)	0
(Increase) Costs and estimated earned profits in excess
of billings on completed contracts	(28,814)	0
(Increase) Prepaid and other assets	(50,066)	(41,654)
(Increase) Inventory	(80,488)	0
Increase Accounts payable and accrued liabilities	690,761	401,831
Net cash (used in) operating activities	(4,449,559)	(1,253,041)

Cash flows from investing activities:
Property and equipment	(253,624)	(8,760)
Cash of Digital upon reverse merger	10,847	0
Net cash (used in) provided by investing activities	(242,777)	(8,760)

Cash flows from financing activities:
Proceeds from loans payable	4,491,124	0
Repayment of loans payable	(1,456,306)	0
Proceeds from private placement- common stock	1,727,523	0
Capital contribution	0	1,617,410
Net cash provided by financing activities	4,762,341	1,617,410

Increase in cash and cash equivalents	70,005	355,609
Cash and cash equivalents, beginning of year	355,609	0
Cash and cash equivalents, end of year	425,614	355,609

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$43,786	$0

Income taxes	$5,565	$0

Non-cash investing and financing activities
Discount on debt issued with warrants attached	$1,500,000	$0

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND DECEMBER 6, 2006 (date of inception) THROUGH SEPTEMBER 30, 2007

	2008	2007
	(Restated)	(Restated)
Reverse merger:
Cash	$(10,847)	$0
Accounts payable	213,261	0
Debt	486,756	0
Common stock	1,157	0
Additional paid in capital	(690,327)	0
Subtotal	0	0

Promissory notes with warrants:
Debt discount	1,500,000	0
Additional paid in capital	(1,500,000)	0
Subtotal	0	0

Total Non-Cash Operating, Investing and Financing Activities	$0	$0

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

Note 1- Summary of Significant Accounting Policies (continued)

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

Going Concern

Our financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We sustained a substantial loss in fiscal 2007 of $1,614,302. For the year ended September 30, 2008, we incurred a net loss of $6,612,899. We had negative cash flow from operations for the year ended September 30, 2008 and during the year ended September 30, 2007 in the amount of $4,563,899 and $1,253,041, respectively. For the year ended September 30, 2008 our liabilities exceeded its assets by $2,468,175 and at September 30, 2007, our assets exceeded our liabilities by $3,108.

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

Earnings Per Common Share

We adopted Financial Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/ (loss) per share was computed by dividing our net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted  income/(loss) per common share for the year ended September 30, 2008 and the period December 6, 2006 (date of inception) through September 30, 2007 was 15,377,640 and 13,333,333 respectively.  The Company’s common stock equivalents, of outstanding options and warrants, have not been included as they are anti-dilutive. As of September 30, 2008, there were options outstanding for the purchase of 1,507,686 common shares and warrants for the purchase of 1,550,000 common shares, both of which could potentially dilute future earnings per share.

Revenue Recognition

Revenues from manufacturing contracts are recognized using the percentage-of-completion method of accounting. Under this method, revenues earned are primarily recorded based on the contract. Measurement by the percentage of cost incurred to date to estimated total cost for each contract.  This method is used because management considers total cost to be the best available measure of progress on the contracts.  Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Note 1- Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.  Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period.   The asset "Costs and estimated earned profits in excess of billings on uncompleted contracts" represents revenues recognized in advance of amounts billed. The liability “Billings in excess of costs and estimated earned profits on uncompleted contracts" represents billings in advance of revenues recognized and contemplated losses on contracts in progress.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to thirty-nine years. Depreciation and amortization for the years ended September 30, 2008 and the period December 6, 2006 (date of inception) through September 30, 2007 was $18,684 and $1,084, respectively.

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

Note 1- Summary of Significant Accounting Policies (continued)

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

Advertising Expense

Advertising costs amounted to $382,707 and $68,621 for the years ended September 30, 2008 and the period December 6, 2006 (date of inception) through September 30, 2007, respectively. Advertising costs are expensed as incurred.

Stock-Based Compensation

The analysis and computation was performed based on our adoption of Statement of Financial Accounting Standards No. 123R, share-based payment (SFAS 123R), which requires the recognition of the fair value of stock-based compensation.  For the fiscal year-ended September 30, 2008, we conducted an outside independent analysis and our own review, and based on the results, we recognized $1,603,263 in share-based payments related to vested, $1,549,359, and a portion of non-vested, $53,904, stock options that were issued during fiscal year 2008.

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

Note 2- Restatement and Correction of Error of Previously Issued Financial Statements

The financial statements for the fiscal years ended September 30, 2008 and December 6, 2006 (date of inception) through September 30, 2007 have been restated to correct the accounting treatment previously accorded certain transactions.
•	Due to filing a 10K instead of a 10KSB, the Company should have provided a comparative balance sheet for the year ended September 30, 2007.
•
In February 2008, Digital entered into a merger agreement with Boomerang Systems, Inc.  For accounting purposes this was a reverse merger.  Originally the Company had used the beginning balances for the fiscal year of the legal acquirer not the accounting acquirer.  The Company has recapitalized the accounting acquiree, Digital. In addition, the Company previously presented the year ended September 30, 2007 as those of the legal acquirer and not that of the accounting acquirer.

•
The Company’s Consolidated Statement of Stockholders’ Deficit did not reflect the 13,333,333 shares of common stock from the merger and the 1 for 15 stock split retroactively.  This has been corrected as of this Amendment.

•
During the fourth quarter of fiscal 2008, the Company issued warrants that accompanied promissory notes for $1,500,000.  The warrants were valued at $2,245,596 using the Black-Scholes valuation model and expensed.    The Company has recorded a debt discount with regards to these warrants to their maximum proportional value relative to the debt of $1,500,000.  This discount is to be amortized over the life of the loan, twelve months.  The Company amortized $187,500, with regards to the debt discount for the year ended September 30, 2008.  A total of $1,312,500 has not been amortized as of September 30, 2008.  The general and administration expense for this fiscal year has been reduced by $2,245,596. During the second quarter of fiscal year 2008, the Company granted stock options that have a vesting provision, for which the corresponding expense for the vesting that occurred during the year ended September 30, 2009 was not recognized. During the year ended September 30, 2009 we have now recognized $53,904, as it relates to the expense for these vesting options.

•
During the year ended September 30, 2008, the Company incorrectly recorded an expense of $67,360 for warrants associated with the equity sale of 2,000,000 shares of the Company’s common stock on February 6, 2008. These warrants were issued as fees with this exclusive equity cash raise for the Company.

Balance Sheet data as of September 30, 2007:

The balance sheet data previously presented was that of the legal acquirer, Digital, the current balance sheet presented is that of the accounting acquirer, Boomerang.

Balance Sheet data as of September 31, 2008:
	As Filed		Adjustment to Restate		Adjustment to Restate		Adjustment to Restate	Restated
Stockholders’ deficit Common stock:	$16,490							$16,490

Additional paid in capital:	4,899,178	(a)	1,500,000	(b)	(2,259,052	) (c)	1,602,410	5,742,536

Accumulated deficit:	(8,696,343	) (a)	(1,500,000	) (b)	2,259,052	(c)	(289,910)	(8,227,201)

Total stockholders’ deficit:	(3,780,675)		-		-		1,312,500	(2,468,175)

Note 2- Restatement and Correction of Error of Previously Issued Financial Statements (continued)

Statements of Operations for the year ended September 31, 2008:
	As Filed		Adjustment to Restate	Restated
Expenses:
General and administrative expenses	$5,865,7135	(b)	$(2,259,052)	$3,606,661

Net Loss	$(8,684,451	)(b)	$2,259,052	$(6,612,899)
(a)	To record the debt discount for the warrants that accompanied the promissory notes.
(b)
The net amount from reversing the original expense for stock options and warrants of $3,862,315 and the new amount of $1,603,263.  This difference is due to capitalizing the warrants issued along with the promissory notes, reversing the expense for the commission on the sale of securities and amortizing the options with the vesting schedule.

(c)	To recapitalize the company the accounting acquiree.

Note 3- Cost in Excess of Billings/Billings of Excess Costs

We entered into contracts for the construction of Racking and Retrieval Systems and generally recognize revenue on the percentage of completion method. We entered into two contracts for $938,140 in 2008.

Information with respect to uncompleted contracts for the year ended September 30, 2008:

2008
Earnings on Completed contracts	$938,140
Less Billings	(909,326)

Included in the accompanying consolidated Balance sheets under the following captions:

Costs and estimated earned profits in excess Of billings on uncompleted contracts	28,814
Billings in excess of costs and estimated Earned profits on uncompleted contracts	(0)
Net Costs to Billings	28,814

Note 4- Property, Plant and Equipment

Property, plant and equipment consist of the following at September 30, 2008 and 2007:
	2008	2007
Computer equipment	$84,545	$5,630
Machinery and equipment	94,492	468
Furniture and fixtures	30,476	2,662
Leasehold improvements	52,871	0
262,384	8,760
Less: Accumulated depreciation	19,768	1,084
	$242,616	$7,676

Note 5- Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2008 and December 6, 2006 (date of inception) through September 30, 2007 consist of the following:

	2008	2007
Accounts Payable - trade	$1,053,523	$355,753
Accrued interest and other	252,330	46,078

	$1,305,853	$401,831

Note 6- Income Taxes

The tax expense (benefit) for the years ended September 30, 2008 and the period December 6, 2006 (date of inception) through September 30, 2007 consists of the following components:

	2008	2007

Current	$-0-	$-0-
Federal	-0-	-0-
State	5,565	-0-
Deferred
Federal	-0-	-0-
State	-0-	-0-

	$5,565	$-0-

The income tax benefit for the year does not bear the expected relationship between pretax loss and the Federal corporate income tax rate of 34% because of the direct effect of state and local income taxes.

Deferred income taxes as reported on the balance sheet consists of:

	2008	2007

Deferred tax assets	$568,089	$326,509
Deferred tax liabilities	-0-	-0-
Valuation allowance	(568,089)	(326,509)
Total	$0	$0

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

Note 7- Debt

Effective February 6, 2008, subsequent to the reverse merger, the Company was indebted for an unsecured loan with a third party.  The loan bears interest of 10%.  As of September 30, 2008 the loan is due on demand.  The balance of the loan including interest at September 30, 2008 is $70,960.

Note 7- Debt (continued)

Effective February 6, 2008, subsequent to the reverse merger, the Company was indebted for an unsecured loan with a third party.   The note is not collateralized; the balance of the loan including interest was $325,428 and is due on demand as of September 30, 2008

In 2007, through our wholly owned subsidiary Boomerang Utah, we entered into three loan agreements with a non-affiliated bank.  On November 20, 2007 we entered into its first loan agreement in the amount of $200,000, bears interest at 5%, and was due on August 21, 2008 then extended to November 21, 2008 with interest rate of 4.75%. Recently, it has been extended again to February 16, 2009 with an interest rate of 5.05%.  On December 11, 2007 we entered into a second loan agreement for $300,000 at an interest rate of 7%. This loan was paid back on February 11, 2008 out of the proceeds of the private sale of our securities in February 2008. We entered into a third loan on January 14, 2008 for $285,000 with an interest rate of 6.458% which was due on April 14, 2008, then extended to

October 14, 2008 with an interest rate was decreased to 4.75%.  It has been extended to March 14, 2009 with an interest rate of 4.71%.  With each extension on the stated loans we paid the interest that was accrued to the maturity date and the interest rates were updated to reflect the current market.  The Company does not view these loans as being substantially modified, but rather having been rolled over into new loans.  There has been no forgiveness of debt under these loans.  These loans are secured by collateral from a related party.

In May 2008, we entered into a grid loan agreement with J&A Financing for a maximum borrowing availability of $1,500,000 with interest of 9% and it’s due on demand for which it has drawn down $1,890,000.  The Company was in the process of doing a Private Placement Memorandum (“PPM”) in the amount of $1,500,000.  Due to the timing of closing the PPM, the J&A loan was fully drawn prior to the PPM closing and Boomerang still required additional working capital.   At that time, J&A agreed to a short-term increase in the loan amount under the condition that the loan would be paid down to a $1,000,000 principal balance out of the proceeds of the PPM.   The PPM closed in August 2008 and the Company repaid $890,000 of the principal bringing the balance to $1,000,000.

During the fourth quarter of fiscal 2008, we issued debt , which included $1,500,000 principal amount of the Company’s promissory notes due twelve months from issuance with interest accruing at the rate of 12% per annum payable currently at 1% per month. Issued with the promissory notes are intended to be five-year common stock purchase warrants exercisable at $1.25 per share to purchase an aggregate of 1,500,000 shares of Common Stock, or one warrant for each $1.00 of notes purchased. In the event the promissory notes and any accrued but unpaid interest are not paid at maturity, the holder of the notes will be issued additional five-year common stock purchase warrants exercisable at a per common share exercise price equal to 80% of the average of the last sale prices for the Company’s Common Stock during the most recent ten trading days prior to the date of issuance of the warrants and, in the event last sale prices are unavailable for a full ten trading days, such additional number of trading days immediately prior to such ten trading day period so as to total the most recent ten trading days during which last sale prices are available. The warrants will be issued at the rate of warrants to purchase 1.5 shares for each dollar of principal and accrued interest that remains unpaid for each 30-day period after maturity of the notes. The Company used the Black-Scholes Method to calculate the value of these warrants.

The value of the warrants has been allocated based on their fair value to entire debt. The Company valued the warrants to their maximum value in proportion to the entire of the $1,500,000 in debt. The warrants were valued at $2,245,596 using a Black-Scholes valuation model with the following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 272.9%; risk-free interest rate of 1.61%; an expected life of five years; fair value of the stock on the date of the debt agreement was $1.50 per share.  The Company has recorded a debt discount with regards to these warrants to their maximum proportional value relative to the debt of $1,500,000. This discount is to be amortized over the life of the loan. The Company amortized $187,500, with regards to the debt discount in the year ended September 30, 2008. A total of $1,312,500 has not been amortized as of September 30, 2008.

Note 7- Debt (continued)

At September 30, 2008	Principal	Maturity Date	Interest Rate	Secured
Loan Payable- Third Party	70,961	Due Upon Demand	10%	No
Loan Payable- Third Party	325,428	Due Upon Demand	15%	No
Promissory Notes- Third Party	1,547,123	8/14-8/20/2009	12%	No
Note Payable- Bank	200,000	2/16/2009	5.05%	Yes
Note Payable- Bank	285,000	3/14/2009	4.71%	Yes
Loan Payable- Third Party	1,000,000	Due Upon Demand	9%	No
Sub-total:	3,428,1529

Debt Discount	(1,500,000)	8/14-8/20/2009	12%	No
Less: Amortized Debt Discount	187,500
Unamortized Debt Discount	(1,312,500)
Total	$2,116,012

Note 8- Long-Term Debt

Long-term debt at September 30, 2008 consisted of the following:

2008
Lease payable to bank, payable in monthly installments of $2,651 including interest at 6.448%, final payment due December 1, 2012, secured by equipment	$117,998
Less: current maturities	(24,936)
Total long-term debt	$93,062

Aggregate maturities required on long-term debt at September 30, 2008, are as follows:

2009	$24,936
2010	26,592
2011	28,358
2012	30,242
2013	7,870
Total	$117,998

Note 9- Options and Warrants

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

On February 6, 2008, we adopted SFAS No. 123 (R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including stock options and employee stock purchases based on estimated fair values.  The following table summaries stock-based compensation expenses for. employee stock purchases and nonvested shares under SFAS No. 123 (R) for the fiscal year ended September 30, 2008.

Note 9- Options and Warrants (continued)

Recognized Expense for Vested Options for Year Ended September 30, 2008
General and administrative	$1,182,138
Consulting fees	168,748
Legal fees	198,473
Total recognized expense for vested options	$1,549,359

Recognized Expense for Non-Vested Options for Year Ended September 30, 2008
General and administrative	$53,904

Schedule of the Expense Recognition for the Non-Vested Options:
2009	$107,807
2010	242,566
2011	80,855
Total	$431,228

We use the Black-Scholes option pricing model (“BSM”) to estimate the grant date fair value of stock option awards.  The total value of all options granted to employee and consultants for the year ended September 30, 2008 was approximately $2,034,000 and the weighted average exercise price is $0.90, using the BSM with the following weighted average assumptions:

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

The aggregate intrinsic value represents the difference between the company’s closing stock price of $1.30 as of September 30, 2008 and the exercise price multiplied by the number of vested options outstanding as of that date. The total intrinsic value of the stock options fully vested during fiscal 2008 is $459,074.

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

Note 9- Options and Warrants (continued)

The following table summarizes option activity for the years ended September 30, 2007 and 2008:

	Options	Weighted Average Exercise Price
Outstanding as of December 6, 2006	-	-
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Outstanding as of September 30, 2007	-	-
Granted	1,507,686	$0.90
Exercised	-	-
Forfeitures	-	-
Outstanding as of September 30, 2008	1,507,686	$0.90

The following table summarizes information about stock option outstanding and exercisable as of September 30, 2008:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Exercisable Options	Weighted Average Remaining Life in Years Exercisable Options
$0.90	1,507,686	8.16	$0.90	1,147,686	$0.90	9.36

Warrants

In connection with 2,000,000 shares of common stock sold in the private placement the Company granted warrants for the exercise of 50,000 at $1.20 per share. The private placement was required to occur in-order for the Acquisition to be completed. These warrants were part of the transaction cost to sell the 2,000,000 shares. There is no expense associated with these warrants.

In connection with issuance of $1,500,000 in debt the Company granted one warrant for each $1.00 of debt purchased, at an exercise price of $1.25 per share. These warrants have a five year life from their date of grant. The Company valued the 1,500,000 warrants to their maximum value in proportion to the entire of the $1,500,000 in debt at $1,500,000. The Company has classified the $1,500,000 warrant valuation as a discount on the debt to be amortized over the life of the debt. The Company amortized $187,500, with regards to the debt discount in the year ended September 30, 2008. A total of $1,312,500 has not been amortized as of September 30, 2008

Note 10- Related Party Transactions

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

Note 10- Related Party Transactions (continued)

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

Mr. Stanley J. Checketts (“Checketts”), the Company’s Chief Executive Officer, was the founder of S&S and is its Chief Executive Officer.

SB&G Properties, an entity owned by HSK Funding, Lake Isle Corp. and Venturetek, is the landlord under a lease entered into with Boomerang Utah dated October 1, 2007, relating to premises located at 324 West 2450 North, Building A, Logan, Utah. The term of the lease is for one year renewable for an additional one year at a fixed annual rent of $260,610 plus real property and school taxes. The deferred rent of $79,393, which was deferred to October 1, 2008, has been reduced by $23,728, which is a payment Boomerang Utah has made on behalf of the SB&G for construction costs. In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang Utah’s manufacturing activities.  On October 1, 2008 Boomerang Utah renewed and renegotiated the terms of the lease which increased the deferred rent to $176,610 annually plus the net deferral from fiscal year end 2008, which remain unpaid.

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

Note 10- Related Party Transactions (continued)

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

In May 2008, we entered into a grid loan agreement with J&A Financing for a maximum borrowing availability of $1,500,000 with interest of 9% and it’s due on demand for which it has drawn down $1,890,000.  The Company was in the process of doing a Private Placement Memorandum (“PPM”) in the amount of $1,500,000.  Due to the timing of closing the PPM, the J&A loan was fully drawn prior to the PPM closing and Boomerang still required additional working capital.   At that time, J&A agreed to a short-term increase in the loan amount under the condition that the loan would be paid down to a $1,000,000 principal balance out of the proceeds of the PPM.   The PPM closed in August 2008 and the Company repaid $890,000 of the principal bringing the balance to $1,000,000.

Note 11- Commitments & Contingencies

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

Note 12- Concentration of Credit Risk

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

Note 13- Subsequent Events

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

A non-affiliated bank loan that was due on October 14, 2008, has been extended to December 14, 2008, with an interest rate of 4.75%.  This has been extended to March 14, 2009 with an interest rate of 4.71%.  With this extension we paid the interest that was accrued to the maturity date and the interest rate was updated to reflect the current market.  There is no gain or loss to be recognized on this loan.  The Company does not view these loans as being substantially modified, but rather having been rolled over into new loans.  There has been no forgiveness of debt under these loans.

Note 13- Subsequent Events

A non-affiliated bank loan that was due on November 18, 2008, has been extended to February 16, 2009, with an interest rate of 5.05%.  With this extension we paid the interest that was accrued to the maturity date and the interest rate was updated to reflect the current market.  There is no gain or loss to be recognized on this loan.  The Company does not view these loans as being substantially modified, but rather having been rolled over into new loans.  There has been no forgiveness of debt under these loans.

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

Item 9A. Controls and Procedures.

 As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report on Form 10-K/A for the fiscal year ended September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our CEO and CFO.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Our management, including our CEO and CFO, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon that evaluation, our company's CEO and CFO have concluded that our disclosure controls and procedures were not effective.

Disclosure Controls- Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Principal Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our company's Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of the significant deficiency and the material weakness described below. Measures are being taken to include documentation of management oversight and review as part of the appropriate functional procedures.

Restatement of financial statements- The financial statements for the fiscal year ended September 30, 2008 and December 6, 2006 (date of inception) through September 30, 2007 have been restated to correct the accounting treatment previously accorded certain transactions.

•	Due to filing a 10K instead of a 10KSB, the Company should have provided a comparative balance sheet for the year ended September 30, 2007.
•
In February 2008, Digital entered into a merger agreement with Boomerang Systems, Inc.  For accounting purposes this was a reverse merger.  Originally the Company had used the beginning balances for the fiscal year of the legal acquirer not the accounting acquirer.  The Company has recapitalized the accounting acquiree, Digital. In addition, the Company previously presented the year ended September 30, 2007 as those of the legal acquirer and not that of the accounting acquirer.

•
The Company’s Consolidated Statement of Stockholders’ Deficit did not reflect the 13,333,333 shares of common stock from the merger and the 1 for 15 stock split retroactively.  This has been corrected as of this Amendment.

•
During the fourth quarter of fiscal 2008, the Company issued warrants that accompanied promissory notes for $1,500,000.  The warrants were valued at $2,245,596 using the Black-Scholes valuation model and expensed.    The Company has recorded a debt discount with regards to these warrants to their maximum proportional value relative to the debt of $1,500,000.  This discount is to be amortized over the life of the loan, twelve months.  The Company amortized $187,500, with regards to the debt discount for the year ended September 30, 2008.  A total of $1,312,500 has not been amortized as of September 30, 2008.  The general and administration expense for this fiscal year has been reduced by $2,245,596.

•
During the second quarter of fiscal year 2008, the Company granted stock options that have a vesting provision, for which the corresponding expense for the vesting that occurred during the year ended September 30, 2009 was not recognized. During the year ended September 30, 2009 we have now recognized $53,904, as it relates to the expense for these vesting options.

•
During the year ended September 30, 2008, the Company incorrectly recorded an expense of $67,360 for warrants associated with the equity sale of 2,000,000 shares of the Company’s common stock on February 6, 2008. These warrants were issued as fees with this exclusive equity cash raise for the Company.

Other than the items discussed above there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls- No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended September 30, 2008.  There was a material weakness for quarter ended September 30, 2008 due to the company using the incorrect comparative numbers and incorrect recording of issued stock options. The Company has decided to use 2007 numbers from Boomerang Utah as per the accounting procedures for a reverse merger for the comparative numbers. The Company in their original filing had granted, and or, not accounted for stock options during the quarter ended September 30, 2008.

Management’s Report on Internal Controls over Financial Reporting- Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making its assessment, our management, including the Chief Executive Officer and Chief Financial Officer, used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified material weaknesses in our internal controls over financial reporting as of the end of the fiscal year ended September 30, 2008 that required our financial statements to be restated. These material weaknesses included using the incorrect accounting procedure regarding the reverse merger that took place in February 2008.  The Company had use the historical data of the legal acquirer instead of the accounting acquiror.  Another weakness was with the accounting of the warrants that was given to investors that have promissory notes that went into effect in August of 2008.  The Company is taking steps to increase their resources on accounting procedures to eliminate this problem.

There were no changes in our internal controls over financial reporting during the fourth quarter of the fiscal year ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-K/A for the fiscal year ended September 30, 2008 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

Stanley J. Checketts	Joseph R. Bellantoni
Chief Executive Officer	Chief Financial Officer

April 24, 2009
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

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer and principal financial and accounting officer. A copy of our Code of Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003. We will provide to any person, without charge, upon request, a copy of such Code of Ethics. Requests should be addressed to Mr. Joseph R. Bellantoni, Chief Financial Officer at our address appearing on the cover page of this Annual Report on Form 10-K/A.

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

SUMMARY COMPENSATION TABLE
Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation- sation ($)	Nonqualified Deferred Compensation- station Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Amichaim Abramson,	2008	-0-	-0-	-0-	$472,495	-0-	-0-	-0-	$472,495
Vice President	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Joseph Bellantoni,	2008	-0-	-0-	-0-	$472,495	-0-	-0-	-0-	$472,495
Chief Financial Officer	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Stanley J. Checketts,	2008	$100,008	-0-	-0-	-0-	-0-	-0-		$100,008
Chief Executive Officer(2) (3)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Christopher Mulvihill,	2008	$100,000	-0-	-0-	-0-	-0-	-0-		$100,000
President	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Guy Jardine,	2008	$116,511	-0-	-0-	-0-	-0-	-0-		$116,511
Vice President and Director(2) (3)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Name	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

David Koffman	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Paul J. Donohue	-0-	-0-	$33,750	-0-	-0-	-0-	$33,750

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

Name of Beneficial Owner(1)(2)	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock

Stanley J. Checketts	6,666,667	(3)	40.4%

Christopher Mulvihill	800,000		4.9%

Joseph R. Bellantoni	367,271	(4)	2.2%

Amichaim Abramson	350,000	(5)	2.1%

Guy Jardine	200,000	(6)	1.2%

David Koffman	-0-		--

Paul J. Donahue	31,667	(7)	*

All Directors and Executive Officers as a Group (7 persons)	8,415,605		48.7%

Certain Stockholders

Burton I. Koffman	1,924,542	(8)	11.7%

Venturetek, LP(9)	2,058,334		12.5%

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

Equity Compensation Plan Information. The following table provides information as of  September 30, 2008 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information As of September 30, 2008

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans	-0-		N/A	66,667	(1)
approved by security holders

Equity compensation plans	1,360,000	(2)	$0.90	-0-
not approved by security
holders

Total	1,360,000		$0.90	66,667

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

In May 2008, we entered into a grid loan agreement with J&A Financing for a maximum borrowing availability of $1,500,000 with interest of 9% and it’s due on demand for which it has drawn down $1,890,000.  The Company was in the process of doing a Private Placement Memorandum (“PPM”) in the amount of $1,500,000.  Due to the timing of closing the PPM, the J&A loan was fully drawn prior to the PPM closing and Boomerang still required additional working capital.   At that time, J&A agreed to a short-term increase in the loan amount under the condition that the loan would be paid down to a $1,000,000 principal balance out of the proceeds of the PPM.   The PPM closed in August 2008 and the Company repaid $890,000 of the principal bringing the balance to $1,000,000.

Item 14.  Principal Accountant Fees and Services

The following sets forth fees incurred by us during the two fiscal years ended September 30, 2008 for services provided by Liebman, Goldberg & Hymowitz, L.L.P., our independent public accountant at those year ends.

		Audit Related		All Other
	Audit Fees	Fees	Tax Fees	Fees
2008	$39,221	0	$4,750	0
2007	$12,500	$-0-	$2,900	$-0-

Our Board of Directors believes that the provision of the services during the two years ended September 30, 2008 is compatible with maintaining the independence of Liebman, Goldberg & Hymowitz, L.L.P.  Our Board of Directors has not adopted any pre-approval policies and procedures for engaging an accountant to render audit or non-audit services that are subject to the pre-approval requirement.

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

(9) Filed as an exhibit to the Registrant’s annual report on Form 10-K/A for the fiscal year ended September 30, 2008.

(10) Filed as an exhibit to the Registrant’s annual report on Form 10K/A for the fiscal year ended September 30, 2008; Form of Promissory Note issued in August 2008.

(11) Filed as an exhibit to the Registrant’s annual report on Form 10K/A for the fiscal year ended September 30, 2008; Form of Common Stock Purchase Warrant issued in August 2008.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS INC.

Dated: April 27, 2009	By:	/s/ STANLEY J. CHECKETTS
Stanley J. Checketts, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ STANLEY J. CHECKETTS	Chief Executive Officer	April 27, 2009
Stanley J. Checketts	and Director

/s/ JOSEPH R. BELLANTONI	Chief Financial Officer	April 27, 2009
Joseph R. Bellantoni	and Director

/s/ GUY JARDINE	Chief Operating Officer	April 27, 2009
Guy Jardine	and Director

/s/ MAUREEN COWELL	Director	April 27, 2009
Maureen Cowell

/s/ PAUL J. DONAHUE	Director	April 27, 2009
Paul J. Donahue