Form 10-Q/A
period 2008-12-31
Boomerang Systems, Inc.
filed 2009-04-28
CIK 314712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
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

Class - Common Stock, $0.001 par value 16,490,363 shares Outstanding at February 6, 2009

Transitional Small Business Disclosure Format (Check one):            Yes ☐   No ☒

RESTATEMENT OF FINANCIAL STATEMENTS

Boomerang Systems, Inc. has received comment letters from the Securities and Exchange Commission (the “SEC”) regarding the company’s Form 10-Q for the period ended December 31, 2008 (the “Original Report”).  We have responded to the SEC’s comments in this Amendment Number 1 (the “Amendment”).  The primary purpose of the Amendment is to restate the financial statements.

The financial statements for the quarter and three months ended December 31, 2008 and 2007, and the balance sheet as of September 30, 2008 have been restated to correct the accounting treatment previously accorded certain transactions.

•
In February 2008, Digital entered into a merger agreement with Boomerang Systems, Inc.  For accounting purposes this was a reverse merger.  Originally the Company had used the beginning balances for the fiscal year of the legal acquirer not the accounting acquirer.  The Company has recapitalized the accounting acquiree, Digital. In addition, the Company previously presented the Statements of Operations for the three months ended December 31, 2008, and the Statements of Cash Flows for the three month ended December 31, 2008 as those of the legal acquirer and not that of the accounting acquirer.

•
During the second quarter of fiscal year 2008 the Company granted stock options for services that vest over a three year period.  We have recognized an expense of $26,952 for the three months ended December 31, 2008 based on the vesting of the options for the three month period.

•
During the fourth quarter of fiscal year 2008 the company issued debt with warrants attached.  The value of these warrants was capitalized and accounted for as a discount on debt in the Company’s restated Form 10K/A for the year ended September 30, 2008.  We have amortized $375,000 of this debt discount, and accounted it for as interest expense for the quarter and three months ended December 31, 2008.

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

FORM 10-Q/A
AMENDMENT NO. 1
QUARTER ENDED December 31, 2008

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

The attached unaudited financial statements of Boomerang Systems, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

	Consolidated balance sheets	4

	Consolidated statements of operations	5

	Consolidated statements of cash flows	6

	Notes to consolidated financial statements	7-15

Item 2.	Management's Discussion and Analysis or Plan of Operation	16-23

Item 3.	Controls and Procedures	24-25

PART II
OTHER INFORMATION

Item 4.	Exhibits	26-27

ITEM 1.   FINANCIAL STATEMENTS

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(Unaudited)
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$146,337	$425,614
Accounts receivable	79,451	177,500
Costs and estimated earned profits in excess of billings on completed contracts	-	28,814
Inventories	53,274	80,488
Prepaid expenses and other assets	57,539	91,720
Total current assets	336,601	804,136

Property, plant and equipment, net	227,076	242,616

	$563,677	$1,046,752

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,229,049	$1,191,513
Debt, current portion - net of discount	3,214,003	2,230,352
Total current liabilities	4,443,052	3,421,865

Long term liabilities:
Debt	86,573	93,062
Total long term liabilities	86,573	93,062

Total liabilities	4,529,625	3,514,927
Commitments and contingencies

Stockholders' (deficit):
Common stock, $0.001 par value; authorized shares 35,000,000; 16,490,363 and 13,333,333 issued and outstanding, respectively	16,490	16,490
Additional paid in capital	5,769,488	5,742,536
Accumulated deficit	(9,751,926)	(8,227,201)
Total stockholders' (deficit)	(3,965,948)	(2,468,175)

	$563,677	$1,046,752

See notes to audited consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
	(Restated)	(Restated)
Revenues
System sales	$-	$168,636
Total revenues	-	168,636

Cost of Goods Sold	-	(233,922)
Gross Loss	-	(65,286)

Expenses:
Sales and marketing	280,032	191,711
General and administrative expenses	480,028	332,053
Research and development	281,575	651,640
Depreciation and amortization	15,540	-
Total expenses	1,057,175	1,175,404

Loss from operations	(1,057,175)	(1,240,690)

Other income (expenses):
Interest income	1,057	2,251
Interest expense	(464,491)	(1,858)
Total other income (expenses)	(463,434)	393

Loss before provision for income taxes	(1,520,609)	(1,240,297)
Provision for income taxes	4,116	-

Net loss	$(1,524,725)	$(1,240,297)

Basic net loss per common share	$(0.09)	$(0.09)
Diluted net loss per common share	$(0.09)	$(0.09)

Weighted average number of shares - basic	16,490,363	13,333,333
Diluted weighted average number of shares	16,490,363	13,333,333

See notes to audited consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,524,725)	$(1,240,297)
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation	15,540	-
Options for services	26,952	-
Amortization of debt discount	375,000	-
Changes in assets and liabilities:
Accounts receivable	98,049	(89,822)
Costs and estimated earned profits in excess of billings on completed contracts	28,814	-
Inventories	27,214	(684)
Prepaid expenses and other assets	34,181	(3,117)
Accounts payable and accrued liabilities	37,536	792,597
NET CASH USED IN OPERATING ACTIVITIES	(881,439)	(541,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(154,451)
Cash of Digital upon reverse merger	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	(154,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	608,651	435,675
Repayment for loans payable	(6,489)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	602,162	435,675

NET DECREASE IN CASH	(279,277)	(260,099)
CASH - beginning of period	425,614	355,609

CASH - end of period	$146,337	$95,510

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$23,810	$-
Income taxes	$4,116	$-

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
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

The accompanying unaudited consolidated financial statements of the Company have been prepared for the interim periods and are unaudited (consisting only of normal recurring adjustments) which are in the in opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These statements should be read in conjunction with Form 10-K for fiscal 2008, and other filings of the Company, including, but not limited to, the Company’s Form DEF 14C filed on December 21, 2007, all of these Form, and other Forms of the Company, are on file with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results for the Company to be expected for the full fiscal year ending September 30, 2009.

Note 2 - GOING CONCERN:

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2008 of $6,612,899 which includes non-cash expenses of $1,603,263 for stock options that were issued during the fiscal year, $187,500 amortization of debt discount and $18,684 for depreciation. For the first three months of fiscal 2009, the Company incurred a net loss of $1,524,725 which includes the non-cash expense of $26,952 for stock options, $375,000 amortization of debt discount and $15,540 for depreciation. The Company had negative cash flow from operations for the first three months of fiscal 2009 and during the year ended September 30, 2008 in the amount of $881,439 and $4,449,559, respectively. As of December 31, 2008 and September 30, 2008, the Company's liabilities exceeded its assets by $3,965,948 and $2,468,175, respectively.

These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties of the +Company's continued existences are: 1) to raise additional debt and equity capital and 2) to develop a business plan which will generate positive operating cash flow. Management believes that these plans can be effectively implemented in the next twelve-month period.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENT:

The financial statements for the period ended December 31, 2008 and 2007, and the balance sheet for the year ended September 30, 2008 have been restated to correct the accounting treatment previously accorded certain transactions.

•
In February 2008, Digital entered into a merger agreement with Boomerang Systems, Inc. For accounting purposes this was a reverse merger. Originally the Company had used the beginning balances for the fiscal year of the legal acquirer not the accounting acquirer. The Company has recapitalized the accounting acquiree, Digital.

•
During the second quarter of fiscal year 2008 the Company granted stock options for services that vest over a three year period.  We have recognized an expense of $26,952 for the three months ended December 31, 2008 based on the vesting of the options for the three month period.

•
During the fourth quarter of fiscal year 2008 the company issued debt with warrants attached. The value of these warrants was capitalized and accounted for as a discount on debt in the Company’s restated Form 10K/A for the year ended September 30, 2008. We have amortized $375,000 of this debt discount, and accounted it for as interest expense for the quarter and three months ended December 31, 2008.

Balance Sheet data as of September 30, 2008:

The balance sheet data previously presented was that of the legal acquirer, Digital, the current balance sheet presented is that of the accounting acquirer, Boomerang.

Balance Sheet data as of December 31, 2008:

	As Filed		Adjustment to Restate		Adjustment to Restate		Adjustment to Restate	Restated
Stockholders’ (deficit) equity
Common stock	$16,490		-		-			$16,490
Additional paid in capital	4,899,178	(a)	(26,952	) (b)	937,500	(c )	(40,238)	5,769,488
Accumulated deficit	(9,819,116	) (a)	26,952			(c )	40,238	(9,751,926)
Total stockholders’ (deficit) equity	$(4,903,448)		-		937,500		-	$(3,965,948)

(a)	To record the expense for options as per a vesting schedule.
(b)	To record the unamortized portion of the debt discount as of December 31, 2008.
(c)	Restatement due to fiscal year ended September 30, 2008 adjustments.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)
NOTE 4 - RELATED PARTY TRANSACTIONS:

Prior to the completion of the acquisition, the holder of Boomerang’s outstanding capital stock was Boomerang Systems Holdings, Inc. (“Holdings”).  Certain persons, who were the beneficial holders of the outstanding stock of
Holdings, are also members or stockholders of other entities that are parties to agreements with Boomerang.  HSK Funding, Inc., Lake Isle Corp. and Venturetek, LP, former stockholders of Holdings, are beneficial holders of our Company and certain of their members and stockholders are also the members of B&G Management, LLC (“B&G”), subsidiary of which is a party to various transactions with us, and SB&G Properties, LC (“SB&G”, which is the landlord under a lease with us.  Burton Koffman, the individual who exercises voting and investment control over HSK Funding, Inc., is the father of David Koffman, one of our Directors, and Gene Mulvihill, the individual who exercises voting and investment control over Lake Isle Corp., is the father of Christopher Mulvihill, our President.  Venturetek, LP is also a member of B&G.

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

Stan Checketts Properties, L.C.(“SCP”), whose sole owner is Mr. Stanley J. Checketts, is the landlord under a lease entered into with Boomerang Utah dated October 1, 2007 for premises located at 324 West 2450 North, Building B, Logan, Utah. The term of the lease is for one year renewable for an additional one year at a fixed annual rent of $157,680 plus real property and school taxes. The  deferred rent of $52,866, which was deferred to October 1, 2008, has been increased by $5,808 arising out of SCP paying real estate taxes on behalf of Boomerang Utah.  In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 18,000 square foot leased premises are also used for Boomerang Utah’s manufacturing activities.  On October 1, 2008 Boomerang Utah renewed and renegotiated the terms of the lease which increased the deferred rent to $106,857 annually plus the net deferral from fiscal year end 2008, which remain unpaid.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
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

We also lease on a month-to-month basis approximately 743 square feet of office space at 355 Madison Avenue, Morristown, New Jersey from St. Mark’s Associates. The rental is $1,362 per month and we are obligated to maintain the premises. Mr. Mulvihill, the father of Mr. Christopher Mulvihill, the President of our company, is a partner of St. Mark’s Associates.  St. Mark’s Associates sold the building on December 30, 2008 and we are currently in negotiations on a new lease for the space with the new owners.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED December 31, 2008 AND 2007
(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS (continued):

During the first quarter of fiscal 2009, two of the Company’s shareholders, HSK Funding, Inc. and Lake Isle Corp., each loaned the Company $237,500.  Each loan bears interest of 9% and are due on demand.

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

For the period ended December 31, 2008 and 2007, the Allowance for Doubtful Accounts was $0.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)
NOTE 9- RESEARCH AND DEVELOPMENT:

Pursuant to SFAS No. 2, research and development costs are expensed as incurred.

NOTE 10- ADVERTISING:

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

During the first quarter of fiscal 2009, two of the Company’s shareholders, HSK Funding, Inc. and Lake Isle Corp., each loaned the Company $237,500.  Each loan bears interest of 9% and are due on demand.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

NOTE 12- DEBT (continued):

The value of the warrants has been allocated based on their fair value to entire debt. The Company valued the warrants to their maximum value in proportion to the entire of the $1,500,000 in debt. The warrants were valued at $2,245,596 using a Black-Scholes valuation model with the following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 272.9%; risk-free interest rate of 1.61%; an expected life of five years; fair value of the stock on the date of the debt agreement was $1.50 per share.  The Company has recorded a debt discount with regards to these warrants to their maximum proportional value relative to the debt of $1,500,000. This discount is to be amortized over the life of the loan. The Company amortized $562,500 to date, with regards to the debt discount. A total of $937,500 has not been amortized as of December 31, 2008.

NOTE 13- OPTIONS:

During the first quarter of fiscal 2008, the Company granted options to purchase common stock, comprised of five-year non-statutory options to purchase 360,000 shares exercisable at $0.90 per share.  The fair value of common shares on the date of grant for the 360,000 options was $1.35 per share.  These 360,000 shares are subject to the following vesting schedule; 25% eighteen months after the grant date of February 6, 2008 and 25% every six months thereafter.  These stock options are subject to forfeiture until service conditions associated with their grant are satisfied.

The Company adopted SFAS No. 123 (R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including stock options and employee stock purchases based on estimated fair values.  The following table summaries stock-based compensation expenses for. employee stock purchases and non-vested shares under SFAS No. 123 (R) for the fiscal period ended December 31, 2008.  We use the Black-Scholes option pricing model (“BSM”) to estimate the grant date fair value of stock option awards.

Recognized Expense for Non-Vested Options for Period Ended: December 31,2008: General and administrative	$26,952

The weighted average exercise price is $0.90, using the BSM with the following weighted average assumptions:

Period Ended December 31, 2008
Expected volatility	272.9%
Risk-free interest rate	2.650%
Expected term (in years)	8.81
Dividend Rate	0.0%

The volatility assumption for the period was based on the weighted average for the most recent year and long term volatility measures of our stock as well as certain of our peers.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

NOTE 13- OPTIONS (continued):
The value of the warrants has been allocated based on their fair value to entire debt. The warrants were valued at $2,245,596. The Company valued the warrants to their maximum value in proportion to the entire of the $1,500,000 in debt.

A stock-based compensation expense recognized in the accompanying consolidated statement of operations for the period ended December 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Currently we have no historical data to use for estimating out forfeitures.

NOTE 14- COMMITMENTS AND CONTINGENCIES:

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

NOTE 15– SUBSEQUENT EVENTS:

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM. 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes appearing elsewhere in this report. This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 2009, the Company had net loss of $1,524,725. Included in net loss is the non-cash expense of depreciation of $15,540, $26,952 for stock options and $375,000 to amortize the debt discount.

During the first three months of fiscal 2009, changes in assets and liabilities primarily included a decrease in cash and cash equivalents resulting from an decrease in accounts receivable of $98,049, an decrease in prepaid and other assets of $34,181 and an decrease in inventory of $27,214, offset by  an increase of accounts payable and accrued liabilities of $37,536. After reflecting the net changes in assets and liabilities, net cash used by operations was $881,439.

During the first three months of fiscal 2009, financing activities provided net cash from loans payable of $608,651 with a repayment of loans payable of $6,489. Accordingly, net cash provided by financing activities was $602,162.

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

RESULTS OF OPERATIONS

FISCAL PERIOD ENDED DECEMBER 31, 2008 COMPARED WITH PERIOD ENDED DECEMBER 31, 2007

Sales and Marketing were $280,032 during the first three months of fiscal 2009 compared with $191,711 during the first three months of fiscal 2008, for an increase of $88,321. The increase is the result of sales and marketing of the racking and retrieval systems, which include advertising expenses of $83,335.  In addition, as of December 31, 2008, the Company employed four full time salesmen, which are recorded under Sales and Marketing expense.

General and administrative expenses were $480,028 during the first three months of fiscal 2009 compared with $332,053 during the first three months of fiscal 2008, for an increase of $147,975.  This increase is primarily the result of additional administrative expenses in connection with the day to day operations of the Company and construction of the prototype, including two part time and four full time employees.  It also contains $26,952 expense for stock options.

Research and Development expenses were $281,575 during the first three months of fiscal 2009 compared with $651,640 during the first three months of fiscal 2008, for a decrease of $370,065.  This decrease is a result of the Company’s research and development of multi-picking racking and retrieval system for the parking product line prototype being completed in the prior year and a reduction in the workforce.

Depreciation and amortization was $15,540 during the first three months of fiscal 2009 compared to $0 during the first three months of fiscal 2008, for an increase of $15,540. This increase is the result of the purchase of additional assets in fiscal 2009.

Interest income was $1,057 during the first three months of fiscal 2009, compared with $2,251 during the first three months of fiscal 2008, for a decrease of $1,194 due to interest earned on bank balances for a shorter period of time.

Interest expense was $464,491 during the first three months of fiscal 2009, compared with $1,858 during the first three months of fiscal 2008, for an increase of $462,633.  This increase is the result of additional borrowings and a non-cash expense of $375,000 to amortize the debt discount.

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

For the period ended December 31, 2008 and 2007, the Allowance for Doubtful Accounts was $0.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

With the exception of historical matters, the matters discussed in this Report are “forward-looking statements” as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  Forward-looking statements made herein include, but are not limited to, the statements in this Report regarding the Company’s plans and objectives relating to its acquisition of the business activities of Boomerang, the success of Boomerang in pursuing its business activities and the ability of the Company to raise additional capital and the adequacy of that capital to fund the Company’s proposed business plans and objectives.  The Company’s ability to realize revenues from and raise additional capital for the business plans discussed herein cannot be assured.  Under such circumstance, an investor’s entire investment will be in jeopardy and may be lost.  The Company’s business plan has evolved over time and the Company expects that its plans will evolve further in the future.  These changes create additional risks and uncertainties to the investor. The Company’s inability to meet its plans and objectives or the consequences to it from adverse developments in general economic or capital market conditions and its inability to raise additional capital could have a material adverse effect on it.  The Company cautions investors that various risk factors accompanying those forward-looking statements are described, among other places, under the caption “Risk Factors” herein.  They are also described in the Company’s Annual Reports on Form 10-K, it’s Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K.  These risk factors could cause the Company’s operating results, financial condition and ability to fulfill its plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect its financial condition and its ability to pursue its business strategy and plans.

RISK FACTORS

An investment in the Company's securities involves a high degree of risk, including, but not necessarily limited to, the risk factors described below.  Each prospective investor should carefully consider the following risk factors inherent in and affecting the Company and its business before making an investment decision to purchase the Company’s securities.

      The Company Has Limited Current Revenues and Has a Severe Shortage of Capital.  Boomerang was organized in January 2007 and is in the early stage of developing its business plan and operations and has a very limited history of operations. During the first fiscal quarter of 2009 there were no contracts.  As a result of Boomerang’s limited operating history, Boomerang has limited meaningful historical financial data upon which an evaluation of its current business plans and its prospects can be based.  Boomerang’s anticipated expense levels in the future are based in part on its expectations as to the subjective views of its management as to the market for its automated parking and self-storage systems.  Boomerang currently has a severe shortage of working capital.  The Company has approximately $4,500,000 as of December 31, 2008` of indebtedness due on demand or classified as a current liability.  Boomerang requires additional capital to continue its operations.

  There are Questions As to the Company’s Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions.  The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.  The Company had a loss in fiscal 2008 of $6,612,899 which includes the non-cash expenses of $1,603,263 for stock options that were issued during the fiscal year, $18,864 for depreciation and $187,500 for the amortization of debt discount and net loss for the first three months of fiscal 2009 in the amount of $1,524,725 includes the non-cash expenses of $15,540 for depreciation, $26,952 for stock options and $375,000 for the amortization of debt discount. The Company had a working capital deficiency at December 31, 2008 of $4,106,451. The Company had a negative cash flow from operations during the first three months of fiscal 2009 and in fiscal 2008 of $881,439 and $541,323, respectively.  As of December 31, 2008, the Company’s liabilities exceeded its assets by $3,965,948.  All the foregoing factors lead to questions concerning the Company’s ability to meet its obligations as they come due.  The Company has financed its activities using private debt and equity financings.  As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company’s assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

The independent auditor’s report on the Company’s financial statements as of and for the year ended September 30, 2008 includes an explanatory paragraph which states that the Company has no material revenues, has suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

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

The Company Needs Additional Capital to Pursue its Business Plans and It May be Unable to Raise that Capital.  The Company had cash of $146,337 and current liabilities of $3,414,003 including accounts payable of $1,229,049 as of December 31, 2008.  As of January 29, 2009, the Company had cash of $152,761 and liabilities in the amount of $5,626,444, including debt in the amount of $4,512,425 and accounts payable in the amount of $1,114,019.  As of December 31, 2008, we had no outstanding contracts.  Management estimates that it will require an additional $7,500,000 of capital through September 30, 2009 and that its fixed expenses are approximately $150,000 per month.  The Company is in need of raising additional capital in order to continue its operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended as of December 31, 2008, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Restatement of financial statements:
The financial statements for the quarter and three months ended December 31, 2008 and 2007, and the balance sheet as of September 30, 2008 have been restated to correct the accounting treatment previously accorded certain transactions.

•
In February 2008, Digital entered into a merger agreement with Boomerang Systems, Inc.  For accounting purposes this was a reverse merger.  Originally the Company had used the beginning balances for the fiscal year of the legal acquirer not the accounting acquirer.  The Company has recapitalized the accounting acquiree, Digital. In addition, the Company previously presented the Statements of Operations for the three months ended December 31, 2007, and the Statements of Cash Flows for the three month ended December 31, 2007 as those of the legal acquirer and not that of the accounting acquirer.

•
During the second quarter of fiscal year 2008 the Company granted stock options for services that vest over a three year period.  We have recognized an expense of $26,952 for the three months ended December 31, 2008 based on the vesting of the options for the three month period.

•
During the fourth quarter of fiscal year 2008 the company issued debt with warrants attached.  The value of these warrants was capitalized and accounted for as a discount on debt in the Company’s restated Form 10K/A for the year ended September 30, 2008.  We have amortized $375,000 of this debt discount, and accounted it for as interest expense for the quarter and three months ended December 31, 2008.

Other than the items discussed above there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended December 31, 2008.  There was a material weakness for quarter ended December 31, 2008 due to the company using the incorrect comparative numbers.  The Company has decided to use 2007 numbers from Boomerang Utah as per the accounting procedures for a reverse merger, which had changed the September 30, 2008 balance sheet.  The Company issued stock options during this quarter that were originally not accounted for.

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

BOOMERANG SYSTEMS, INC.

Dated: April 28, 2009	By: /s/ Stanley J. Checketts
Stanley J. Checketts
Principal Executive Officer

Dated: April 28, 2009	By: /s/ Joseph R. Bellantoni
Joseph R. Bellantoni
Principal Financial Officer
and Principal Accounting Officer