Form 10-Q
period 2009-03-31
Boomerang Systems, Inc.
filed 2009-05-20
CIK 314712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Class - Common Stock, $0.001 par value
16,490,363 shares Outstanding at May 12, 2009
Transitional Small Business Disclosure Format (Check one):       Yes ☐   No ☒

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED MARCH 31, 2009

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The attached unaudited financial statements of Boomerang Systems, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

Consolidated balance sheets		3

Consolidated statements of operations		4

Consolidated statements of cash flows		5

Notes to consolidated financial statements		6-12

Item 2.	Management's Discussion and Analysis or Plan of Operations	13-20

Item 3.	Controls and Procedures	21

PART II
OTHER INFORMATION

Item 4.	Exhibits	22-23

ITEM 1.   FINANCIALSTATEMENTS

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,716	$425,614
Accounts receivable	79,367	177,500
Costs and estimated earned profits in excess of
billings on completed contracts	0	28,814
Inventories	81,243	80,488
Prepaid expenses and other assets	37,064	91,720
Total current assets	247,390	804,136

Property, plant and equipment, net	224,211	242,616

	$471,601	$1,046,752

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$787,459	$1,305,853
Debt, current portion - net of discount	1,634,885	2,116,012
Debt - related party current portion	1,078,900	-
Total current liabilities	3,501,244	3,421,865

Long term liabilities:
Debt - less current portion	421,935	93,062
Debt- related party less current portion	1,000,000	-
Total long term liabilities	1,421,935	93,062

Total liabilities	4,923,179	3,514,927

Stockholders' deficit:
Common stock, $0.001 par value; authorized shares 35,000,000;	16,490	16,490
16,490,363 and 13,333,333 issued and outstanding, respectively
Additional paid in capital	5,796,440	5,742,536
Accumulated deficit	(10,264,508)	(8,227,201)
Total stockholders' deficit	(4,451,578)	(2,468,175)

	$471,601	$1,046,752

See notes to consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008

Revenues:
System sales	$-	$561,442	$-	$392,806
Total revenues	-	561,442	-	392,806

Cost of Goods Sold	-	(625,854)	-	(391,932)
Gross Income (Loss)	-	(64,412)	-	874

Expenses:
Other operations	-	1,943	-	1,943
Sales and marketing	478,334	561,398	198,301	369,687
General and administrative expenses	888,641	2,338,110	408,613	2,006,058
Research and development	395,946	881,721	114,372	230,081
Depreciation and amortization	18,405	10,780	2,865	10,780
Total expenses	1,781,326	3,793,952	724,151	2,618,549

Loss from operations	(1,781,326)	(3,858,364)	(724,151)	(2,617,675)

Other income (expenses):
Interest income	1,346	6,515	289	4,264
Cancellation of debt	692,697		692,697
Interest expense	(194,360)	(23,902)	(104,869)	(22,043)
Interest expense- debt discount	(750,000)	-	(375,000)	-
Total other income (expenses)	(250,317)	(17,387)	213,117	(17,779)

Loss before provision for income taxes	(2,031,643)	(3,875,751)	(511,034)	(2,635,454)
Provision for income taxes	5,664	-	1,548	-

Net loss	$(2,037,307)	$(3,875,751)	$(512,582)	$(2,635,454)

Net loss per common share - basic and diluted	$(0.12)	$(0.27)	$(0.03)	$(0.17)

Weighted average number of shares - basic and diluted	16,490,363	14,270,035	16,490,363	15,227,552

See notes to consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,037,307)	$(3,875,751)
Adjustments to reconcile net loss operations to
net cash (used in) operating activities:
Depreciation	18,405	10,780
Options for services	53,904	1,562,835
Amortization of debt discount	750,000
Cancellation of debt	(692,697)
Changes in assets and liabilities:
Accounts receivable	98,133	(268,997)
Costs and estimated earned profits in excess of
billings on completed contracts	28,814	(117,372)
Inventories	(755)	(1,999)
Prepaid expenses and other assets	54,656	14,329
Accounts payable and accrued liabilities	174,303	575,815
Billings in excess of costs	-	18,527
NET CASH (USED IN) OPERATING ACTIVITIES	(1,552,544)	(2,081,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(214,104)
Cash of Digital upon reverse merger	-	10,847
NET CASH (USED IN) INVESTING ACTIVITIES	-	(203,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	1,194,729	785,000
Repayment for loans payable	(18,083)	(219,701)
Proceeds from Private Placement	-	1,727,523
Capital contribution	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,176,646	2,292,822

NET (DECREASE) INCREASE IN CASH	(375,898)	7,732
CASH - beginning of period	425,614	355,609

CASH - end of period	$49,716	$363,341

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$9,854	$-
Income taxes	$5,664	$-

See notes to consolidated financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

Our company was incorporated under the laws of the State of Utah on December 6, 2006.

On February 6, 2008, the Company completed the acquisition (the “Acquisition”) of the business, assets and liabilities of Boomerang Systems Inc., a Utah corporation (“Boomerang Utah”), by the merger of the Boomerang Utah into a wholly owned subsidiary of ours.  The Company issued as consideration for the acquisition 13,333,333 shares (on a post one-for-fifteen reverse split basis) of our Common Stock. Closing of the merger was subject to (i) the completion of a private placement of 2,000,000 post-split shares of our Common Stock pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) resulting in net proceeds to us of approximately $1,700,000, (ii) the completion of a one-for-fifteen reverse stock split of our outstanding shares, and (iii) completion by us of all filing requirements under the Securities Exchange Act of 1934, as amended, and the passage of all notice periods.

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

Concurrently with the closing of the acquisition, we changed our corporate name to Boomerang Systems, Inc.  The Company, through its wholly owned subsidiary, Boomerang Utah, which it acquired in February 2008, is engaged in the design, development, and marketing of automated racking and retrieval systems for automobile parking and automated racking and retrieval of containerized self-storage units.   The Company was a developmental stage company through the first quarter of fiscal 2008.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION (continued):

The accompanying unaudited consolidated financial statements of the Company have been prepared for the interim periods and are unaudited (consisting only of normal recurring adjustments) which are in the in opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These statements should be read in conjunction with Form 10-K/A for fiscal 2008, and other filings of the Company, including, but not limited to, the Company’s Form DEF 14C filed on December 21, 2007, all forms of the Company, are on file with the Securities and Exchange Commission. The results of operations for the six months ended March 31, 2009 are not necessarily indicative of the results for the Company to be expected for the full fiscal year ending September 30, 2009.

Note 2 - GOING CONCERN:

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2008 of $6,612,899 which includes non-cash expenses of $1,603,263 for stock options that were issued during the fiscal year, $187,500 amortization of debt discount and $18,684 for depreciation. For the first six months ended March 31, 2009, the Company incurred a net loss of $2,037,307 which includes the non-cash expense of $53,904 for stock options, $750,000 amortization of debt discount and $18,405 for depreciation. The Company had negative cash flow from operations for the first six months ended March 31, 2009 and during the year ended September 30, 2008 in the amount of $1,552,544 and $4,449,559, respectively. As of March 31, 2009 and September 30, 2008, the Company's liabilities exceeded its assets by $4,451,578 and $2,468,175, respectively.

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

NOTE 3 - RELATED PARTY TRANSACTIONS:

S&S Worldwide, Inc. (“S&S”) of which HSK Funding, Inc., Lake Isle Corp. and Venturetek, LP, are beneficial holders, has, since Boomerang’s inception, provided Boomerang with consulting services and purchased for resale to Boomerang the parts and components used in the manufacture and construction of the two existing Boomerang automated parking and self-storage pilot systems and utilized in Boomerang’s research and development activities.  The services, parts, components and other activities of S&S have been charged by S&S to Boomerang based on the actual cost to S&S of the time and materials plus an override of 5%.  During March 2009, S&S has forgiven $692,697 of this debt.  As of March 31, 2009, $891 is outstanding to S&S to be paid from Boomerang. Except for limited purchases from S&S, Boomerang is purchasing parts, components and other services directly.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS (continued):

Mr. Stanley J. Checketts (“Checketts”), the Company’s Chief Executive Officer, was the founder of S&S and is its Chief Executive Officer.

SB&G Properties L.C. an entity owned by HSK Funding, Lake Isle Corp. and Venturetek, is the landlord in a lease entered into with Boomerang Utah dated October 1, 2007, relating to premises located at 324 West 2450 North, Building A, Logan, Utah. The term of the lease is for one year renewable for an additional one year at a fixed annual rent of $260,610 plus real property and school taxes. The deferred rent of $79,393, which was deferred to October 1, 2008, has been reduced by $23,728, which are payments Boomerang Utah has made on behalf of the SB&G for construction costs. In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang Utah’s manufacturing activities.  On October 1, 2008 Boomerang Utah renewed and renegotiated the terms of the lease, which increased the deferred rent to $176,610 annually plus the net deferral from fiscal year end 2008, which remains unpaid.

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

SB&G is obligated on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $852,794 as of March 31, 2009, bearing interest at 7.845% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang Utah, along with Messrs. Gene Mulvihill (“Mulvihill”), the father of Christopher Mulvihill, the President of our Company, Checketts, and Burton Koffman (“Koffman”), the father of David Koffman, a member of our Board of Directors, are the joint and several guarantors of the promissory note.

Holdings sold their membership interest in SB&G to its shareholders and each of Messrs. Mulvihill and Koffman, are the guarantors of a financing lease entered into on September 1, 2007 between Boomerang Utah and a nonaffiliated bank. The lease relates to certain equipment used by Boomerang Utah in its manufacturing operations. The total cost of the equipment was approximately $900,000. The rental is payable in sixty monthly installments of approximately
$12,750. Boomerang Utah has the option to purchase the equipment at the conclusion of the lease term for approximately $315,000 which amount is the parties’ pre-determined fair market value of the equipment at the conclusion of the lease.

J and A Financing, Inc., also affiliated with Messrs. Mulvihill and Koffman has guaranteed two loans to Boomerang Utah from a non-affiliated bank, totaling $485,000 as of March 31, 2009.

In May, 2008, we executed and delivered to J and A Financing, Inc. a Demand Grid Note with a maximum borrowing availability of $1,500,000. As of March 31, 2009, we have an outstanding balance of $1,000,000 on the Grid Note.  Interest under the Grid Note accrues at 9% per annum and principal and accrued interest is due on demand. The gross proceeds of $1,000,000 were used for working capital and general corporate purposes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS (continued):

During the six months ended March 31, 2009, two of the Company’s shareholders, HSK Funding Inc. and Lake Isle Corp. have agreed to make unsecured short-term loans to the Company in the amount of $287,500 and $791,400, respectively, with an interest rate 9% and is due on demand, which would provide working capital until the Company could raise additional funds through a Private Placement Offering. These short-term loans are presented as current debt to related parties as of March 31, 2009.

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

For the period ended March 31, 2009 and 2008, the Allowance for Doubtful Accounts was $0.

NOTE 7- PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred.  Costs of major additions and betterments are capitalized.  Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets.  Depreciation for the three months ended March 31, 2009 and 2008 was $18,405 and $10,780, respectively.

NOTE 8- RESEARCH AND DEVELOPMENT:

Pursuant to SFAS No. 2, research and development costs are expensed as incurred.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 9- ADVERTISING:

Advertising costs amounted to $122,774 and $212,878 for the six months ended March 31, 2009 and 2008, respectively. Advertising costs are expensed as incurred and included in sales and marketing expenses.

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

NOTE 11- DEBT:

Through our wholly owned subsidiary Boomerang Utah, we renewed two loan agreements with a non-affiliated bank.  The $200,000 loan had a maturity date of February 16, 2009 with an interest rate of 5.05%.  This loan has been extended to May 16, 2009 with an interest rate of 3.34%.  The $285,000 loan now had a maturity date of March 14, 2009 with an interest rate of 4.71%. This loan has also been extended to June 14, 2009 maintaining the same interest rate.  With each extension on the stated loans we paid the interest that was accrued to the maturity date and the interest rates were updated to reflect the current market. The Company does not view these loans as being substantially modified, but rather having been rolled over into new loans.  There has been no forgiveness of debt under these loans.  Both of these loans are secured by a related party.

During the six months ended March 31, 2009, two of the Company’s shareholders, HSK Funding Inc. and Lake Isle Corp. have agreed to make unsecured short-term loans to the Company in the amount of $287,500 and $791,400, respectively, with an interest rate of 9% and is due on demand, which would provide working capital until the Company could raise additional funds through a Private Placement Offering.  These short-term loans are presented as current debt to related parties as of March 31, 2009.

During the fourth quarter of fiscal 2008, we issued debt , which included $1,500,000 principal amount of the Company’s promissory notes due twelve months from issuance with interest accruing at the rate of 12% per annum payable currently at 1% per month. Issued with the promissory notes are intended to be five-year common stock purchase warrants exercisable at $1.25 per share to purchase an aggregate of 1,500,000 shares of Common Stock, or one warrant for each $1.00 of notes purchased. In the event the promissory notes, and any accrued but unpaid interest are not paid at maturity, the holder of the notes will be issued additional five-year common stock purchase warrants exercisable at a per common share exercise price equal to 80% of the average of the last sale prices for the Company’s Common Stock during the most recent ten trading days prior to the date of issuance of the warrants and, in the event last sale prices are unavailable for a full ten trading days, such additional number of trading days immediately prior to such ten trading day period so as to total the most recent ten trading days during which last sale prices are available. The warrants will be issued at the rate of warrants to purchase 1.5 shares for each dollar of principal and accrued interest that remains unpaid for each 30-day period after maturity of the notes.  The debt is due one year from issuance in August 2008 and is unsecured.

The value of the warrants has been allocated based on their fair value to entire debt. The Company valued the warrants to their maximum value in proportion to the entire of the $1,500,000 in debt. The warrants were valued at $2,245,596 using a Black-Scholes valuation model with the following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 272.9%; risk-free interest rate of 1.61%; an expected life of five years; fair value of the stock on the date of the debt agreement was $1.50 per share.  The Company has recorded a debt discount with regards to these warrants to their maximum proportional value relative to the debt of $1,500,000. This discount is to be amortized over the life of the loan. The Company has amortized $937,500 to date, with regards to the debt discount. A total of $562,500 has not been amortized as of March 31, 2009.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 12- OPTIONS:

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

The Company adopted SFAS No. 123 (R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including stock options and employee stock purchases based on estimated fair values.  The following table summaries stock-based compensation expenses for employee stock purchases and non-vested shares under SFAS No. 123 (R) for the fiscal period ended March 31, 2009.  We use the Black-Scholes option pricing model (“BSM”) to estimate the grant date fair value of the stock option awards.

Recognized Expense for Non-Vested Options for Period Ended:
Quarter Ended December 31,2008:	General and administrative	$26,952
Quarter Ended March 31,2009:	General and administrative	$26,952
	Total:	$53,904

The weighted average exercise price is $0.90, using the BSM with the following weighted average assumptions:

Period Ended March 31, 2009
Expected volatility	272.9%
Risk-free interest rate	2.650%
Expected term (in years)	8.81
Dividend Rate	0.0%

The volatility assumption for the period was based on the weighted average for the most recent year and long term volatility measures of our stock as well as certain of our peers.

A stock-based compensation expense recognized in the accompanying consolidated statement of operations for the period ended March 31, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Currently we have no historical data to use for estimating out forfeitures.

NOTE 13- COMMITMENTS AND CONTINGENCIES:

SB&G is obligated on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $852,794 as of March 31, 2009, bearing interest at 7.845% per annum and due August 1, 2027.  The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  Boomerang, along with Messrs. Mulvihill, Checketts, and Koffman, are the joint and several guarantors of the promissory note.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 14– SUBSEQUENT EVENTS:

On April 14, 2009, the Board of Directors approved the HSK Funding, Inc. and Lake Isle Corp. loans of $287,500 and $791, 400, respectively, to be convertible into stock at the same terms as offered in the private placement offering.

On April 30, 2009, the J and A Financing Inc. loan agreement, originally due on demand, has been amended to provide a maturity date of October 31, 2010.  The interest rate remains the same at 9% and the principle amount due at March 31, 2009 is $1,000,000. There has been no forgiveness of debt on this loan.  This loan was classified as current debt as of September 30, 2008, is now classified as long-term debt- related party and is unsecured.

Also on April 30, 2009, a third party lender has agreed to extend the loan maturity date to December 31, 2010, originally it was due on demand.  The interest rate remains the same at 12%.  The total amount due as of the period ended March 31, 2009 is $341,956.  There has been no forgiveness of debt of this loan.  This unsecured loan was classified as current debt as of September 30, 2008, is now classified as long-term debt.

On May 15, 2009, the Company issued stock options to three of its employees for a total of 1,000,000 shares with an exercise price of $0.10 per share.  These 1,000,000 shares are subject to the following vesting schedule; 25% eighteen months after the grant date of May 15, 2009 and 25% every six months thereafter.  These stock options are subject to forfeiture until service conditions associated with their grant are satisfied.

The Company anticipates having a private placement for $1,600,000 closed by May 29, 2009.  Under the private placement, accredited investors agree to purchase a unit of 500 preferred shares of the Company for $50,000.  Each preferred stock that is purchased is then converted into 1,000 shares of common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 2009, the Company had net loss of $2,037,307. Included in net loss is the non-cash expense of $18,405 of depreciation, $53,904 for stock options and $750,000 to amortize the debt discount.

During the first six months of fiscal 2009, changes in assets and liabilities primarily included a decrease in cash and cash equivalents resulting from a decrease in accounts receivable of $98,133, a decrease in prepaid and other assets of $54,656 and an increase in inventory of $755, offset by a decrease of accounts payable and accrued liabilities of $518,394. After reflecting the net changes in assets and liabilities, net cash used by operations was $1,552,544.

During the first six months of fiscal 2009, financing activities provided net cash from loans payable of $1,194,729 with a repayment of loans payable of $18,083. Accordingly, net cash provided by financing activities was $1,176,646.

Accordingly, during the first six months of fiscal 2009, the Company's cash and cash equivalents decreased by $375,898.

During the year ended September 30, 2009, we expect to require and seek to raise the sum of approximately $5,750,000 from the private sale of our debt and equity securities. The $5,750,000 represents repaying approximately $2,500,000 of current debt, $370,000 for accounts payables and accrued liabilities, as of May 1, 2009, and the remaining balance is for the funding of working capital. The Company plans on renegotiating the current debt of $2,500,000. It is presently intended that the securities will be offered in such jurisdictions where the offering may lawfully be made to those persons who purchased our securities in our private sales of securities completed in February and August, 2008 with any unsold securities purchased by certain of our affiliates.  The foregoing is not and should not be considered to be an offering of our securities. The foregoing is for informational purposes only. The securities offered will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

There can be no assurance that the capital the Company requires to meet its operating needs will be raised on the above terms or any other terms.  If the Company is unsuccessful in raising this capital, it may be required to curtail its operations.

As of April 30, 2009, we have agreements for the sale of an aggregate of $5,000,000 of the automated racking retrieval systems for parking and storage which we expect to manufacture and install and have in operation over the next twelve months.  We will be using the percentage of completion method to record our revenue.  There can be no assurance at this time that our contract costs in manufacturing and installing and having these systems in operation will exceed the contract prices.

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE SIX MONTHS ENDED MARCH 31, 2009 COMPARED WITH PERIOD FOR THE SIX MONTHS ENDED MARCH 31, 2008

Other operations expenses were $0 during the first six months of fiscal 2009 compared to $1,943 during the first six months of fiscal 2008 for a decrease of $1,943.

Sales and marketing were $478,334 during the first six months of fiscal 2009 compared with $561,398 during the first six months of fiscal 2008, for a decrease of $83,064. This decrease is due to creating marketing materials in the prior year for the racking and retrieval systems.  The first six months of fiscal 2009 had advertising expenses of $122,774.  In addition, as of March 31, 2009, the Company employed six full time salesmen, which are recorded under sales and marketing expense.

General and administrative expenses were $888,641 during the first six months of fiscal 2009 compared with $2,338,110 during the first six months of fiscal 2008, for a decrease of $1,449,469.  This decrease is primarily because the initial granting stock options for services took place in the period ended March 31, 2008, which totaled $1,562,835.  The Company employed three part time and two full time employees.  It also contains $53,904 expense for stock options.

Research and development expenses were $395,946 during the first six months of fiscal 2009 compared with $881,721 during the first six months of fiscal 2008, for a decrease of $485,775.  This decrease is a result of the Company’s research and development of multi-picking racking and retrieval system for the parking product line prototype being completed in the prior year and a reduction in the workforce.

Depreciation and amortization was $18,405 during the first six months of fiscal 2009 compared to $10,780 during the first six months of fiscal 2008, for an increase of $7,625. This increase is due to the timing of the acquisitions of property, plant and equipment that were acquired during the last six months of fiscal 2008.

Forgiveness of debt for the first six months of fiscal 2009 was $692,697 compared to $0 during the first six months of fiscal 2008, for an increase of $692,697, due to S&S Worldwide forgiving the debt that the Company owed.

Interest income was $1,346 during the first six months of fiscal 2009, compared with $6,515 during the first six months of fiscal 2008, for a decrease of $5,169 due to interest earned on bank balances for a shorter period of time.

Interest expense was $194,360 during the first six months of fiscal 2009, compared with $23,902 during the first six months of fiscal 2008, for an increase of $170,458.  This increase is the result of additional borrowings.

Interest expense-debt discount was $750,000 during the first six months of fiscal 2009, compared with $0 during the first six months of fiscal 2008, for an increase of $750,000.  This increase is the result of warrants being issued with additional borrowings that resulted in a non-cash expense of $750,000 to amortize debt discount.

FISCAL PERIOD FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH PERIOD FOR THE THREE MONTHS ENDED MARCH 31, 2008

Other operations expenses were $0 during the three months ended March 31, 2009 compared to $1,943 during the three months ended March 31, 2008 for a decrease of $1,943.

Sales and marketing were $198,301 during the three months ended March 31, 2009 compared with $369,687 during the three months of ended March 31, 2008, for a decrease of $171,386. This decrease is due to creating marketing materials in the prior year for the racking and retrieval systems.  The three months ended March 31, 2009 reflects advertising expenses of $39,439.

General and administrative expenses were $408,613 during the three months ended March 31, 2009 compared with $2,006,058 during the three months ended March 31, 2008, for a decrease of $1,597,445.  This decrease is primarily because the initial granting stock options for services took place in the period ended March 31, 2008, which totaled $1,562,835.

Research and development expenses were $114,372 during the three months ended March 31, 2009 compared with $230,081 during the three months ended March 31, 2008, for a decrease of $115,709.  This decrease is a result of the Company’s research and development of multi-picking racking and retrieval system for the parking product line prototype being completed in the prior year and a reduction in the workforce.

Depreciation and amortization was $2,865 during the three months ended March 31, 2009 compared to $10,780 during the three months ended March 31, 2008, for a decrease of $7,915. This decrease is due expensing too much of this expense during the quarter end December 31, 2008.

Forgiveness of debt for the three months ended March 31, 2009 was $692,697 compared to $0 during the three months ended March 31, 2008, for an increase of $692,697, due to S&S Worldwide forgiving the debt that the Company owed.

Interest income was $289 during the three months ended March 31, 2009, compared with $4,264 during the three months ended March 31, 2008, for a decrease of $3,975 due to interest earned on bank balances for a shorter period of time.

Interest expense was $104,869 during the three months ended March 31, 2009, compared with $22,043 during the three months ended March 31, 2008, for an increase of $82,826.  This increase is the result of additional borrowings.

Interest expense-debt discount was $350,000 during the first six months of fiscal 2009, compared with $0 during the first six months of fiscal 2008, for an increase of $375,000.  This increase is the result of warrants being issued with additional borrowings that resulted in a non-cash expense of $375,000 to amortize debt discount.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the fiscal quarter ended March 31, 2009 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

For the period ended March 31, 2009 and 2008, the Allowance for Doubtful Accounts was $0.

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

The Company Has Limited Current Revenues and Has a Severe Shortage of Capital.  Boomerang was organized in January 2007 and is in the early stage of developing its business plan and operations and has a very limited history of operations. During the first six months of fiscal 2009 there were no contracts.  As a result of Boomerang’s limited operating history, Boomerang has limited meaningful historical financial data upon which an evaluation of its current business plans and its prospects can be based.  Boomerang’s anticipated expense levels in the future are based in part on its expectations as to the subjective views of its management as to the market for its automated parking and self-storage systems.  Boomerang currently has a severe shortage of working capital.  The Company has approximately $3,500,000 of indebtedness due on demand or classified as a current liability.  Boomerang requires additional capital to continue its operations.

  There are Questions As to the Company’s Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions.  The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.  The Company had a loss in fiscal 2008 of $6,612,899 which includes the non-cash expenses of $1,603,263 for stock options that were issued during the fiscal year, $18,684 for depreciation and $187,500 for the amortization of debt discount.  The net loss for the first six months of fiscal 2009 in the amount of $2,037,307 includes the non-cash expenses of $18,405 for depreciation, $53,904 for stock options and $750,000 for the amortization of debt discount. The Company had a working capital deficiency at March 31, 2009 of $3,253,854. The Company had a negative cash flow from operations during the first six months of fiscal 2009 and in fiscal 2008 of $1,552,544 and $2,081,833, respectively.  As of March 31, 2009, the Company’s liabilities exceeded its assets by $4,451,578.  All the foregoing factors lead to questions concerning the Company’s ability to meet its obligations as they come due.  The Company has financed its activities using private debt and equity financings.  As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company’s assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

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

The Company Needs Additional Capital to Pursue its Business Plans and It May be Unable to Raise that Capital.  The Company had cash of $49,716 and current liabilities of $3,501,244 including accounts payable of $787,459 as of March 31, 2009.  As of May 1, 2009, the Company had cash of $99,183 and liabilities in the amount of $5,176,271, including debt in the amount of $4,806,292 and accounts payable in the amount of $369,979.  As of March 31, 2009, we had no outstanding contracts.  Management estimates that it will require an additional $5,000,000 of capital through March 31, 2010 and that its fixed expenses are approximately $150,000 per month.  The Company is in need of raising additional capital in order to continue its operations.

     Including the cash required in pursuing our business plan, we estimate that we may require up to an additional $5,000,000 of capital through March 31, 2010 to fund our intended level of operations.  Further, in the event we engage in any further material transactions during the fiscal year ending September 30, 2009, it can be expected that we will require additional funds.   Of the $5,750,000, approximately $2,500,000 is repayment of current debt, $370,000 for accounts payable and accrued liabilities as of May 1, 2009, and the remaining balance is for the funding of working capital.    The Company plans on closing a $1,600,000 private placement by May 29, 2009.  Under the private placement, accredited investors agree to purchase a unit of 500 preferred shares of the Company for $50,000.  Each preferred stock that is purchased is then converted into 1,000 shares of common stock.

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

Limited Management Experience in Manufacture and Marketing of Automated Parking and Self-storage Systems.  The Company has only recently entered the business of manufacturing and marketing of automated parking and self-storage systems and its management has limited experience in the manufacturing and marketing of automated parking and self storage systems. This limited experience can be expected to possibly result in disruptions or inefficiencies in these activities which may adversely affect the Company’s activities and its operating results subsequent to the Company’s acquisition of Boomerang. Because of this limited experience, the Company may be unable to achieve its goals and objectives in sales of its systems which would result in disappointing revenues and operating results.   Mr. Stanley J. Checketts, is the Chief Executive Officer of the Company following the acquisition of Boomerang, he has various real estate and other interests to which he will devote a portion of his time. Such activities are not expected to interfere with his activities on the Company’s behalf.

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

     Our Internal Control Over Financial Reporting Was Not Effective As Of September 30, 2008 And Continuing Weaknesses In Our Internal Controls And Procedures Could Have A Material Adverse Effect On Us.  During our management’s assessment of the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act in connection with the preparation of our Annual Report on Form 10-K/A for the year ended September 30, 2008 filed with the Securities and Exchange Commission on April 28, 2009, we identified material weaknesses in those controls.  As a result of these material weaknesses, our chief executive officer and our chief financial officer concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of September 30, 2008, due to the conditions that led to the identification of the material weaknesses.  We have taken certain steps to remediate these material weaknesses.  Although these actions are continuing, we anticipate that these actions when completed will remediate the material weaknesses we identified and strengthen our internal control over financial reporting.  However, we cannot assure you that the finalized measures that we implement will effectively address such material weaknesses or that additional material weaknesses may not develop in the future.

Remedying the currently existing material weaknesses, as well as any additional significant deficiencies or material weaknesses that we or our independent auditors may identify in the future, may require us to incur significant costs and expend significant time and management resources.  If we fail to timely remedy any current or additional material weaknesses or significant deficiencies that we or our auditors may identify or if we cannot produce reliable financial reports, we may be unable to comply with our periodic reporting requirements, accurately report our financial results, detect fraud or comply with the requirements of Section 404 of the Sarbanes-Oxley Act all of which could result in a loss of investor confidence in the accuracy, timeliness and completeness of our financial reports.  As a consequence, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be materially harmed.  In addition, we can give no assurance that our independent auditors will agree with our management’s assessment of the effectiveness of our internal control over financial reporting at that time.

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

    Possible Future Issuances of Additional Shares that are Authorized May Dilute the Interests of Stockholders. At present, our Certificate of Incorporation as amended authorizes us to issue 35,000,000 shares of Common Stock, par value $0.001 per share.  We currently have 16,490,363 shares of Common Stock outstanding and there are an additional 3,057,686 shares reserved for the exercise of outstanding options and warrants.  Accordingly, if all the Units offered are sold, the number of shares of our Common Stock currently outstanding and currently reserved for issuance plus the shares issuable on conversion of the Preferred Stock would cause our company’s outstanding and reserved shares to exceed the number of shares we are authorized to issue.  Our issuance of shares in excess of the number of shares we are authorized to issue would violate the Delaware General Corporation Law.

In order to lawfully issue the full 16,000,000 shares of Common Stock issuable on conversion of all 16,000 shares of Preferred Stock, assuming all the Units offered are sold, we must submit to our stockholders and our stockholders holding a majority of our outstanding shares of Common Stock must approve an amendment to our Certificate of Incorporation to increase the number of shares we are authorized to issue.   An additional 14,650,000 shares of Common Stock must also be authorized to enable the conversion of the 14,650 shares of Preferred Stock to be issued in exchange for $1,465,000 of our outstanding indebtedness at the expiration of this offering and the amendment to our Certificate of Incorporation will also authorize these shares.

We intend to seek stockholder consents to an amendment to increase our authorized shares to 100,000,000 shares of Common Stock promptly upon conclusion of the offer and sale of the securities offered hereby.  However, there can be no assurance that unexpected events may not interfere with and delay or prevent the amendment of our Certificate of Incorporation, thereby precluding us from issuing shares of our Common Stock upon full conversion of our Preferred Stock outstanding, assuming all the Units are sold.

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

    Risks Associated With Our Revenue Recognition Percentage-Of-Completion Method of Accounting.  Our revenues from manufacturing contracts are recognized using the percentage-of-completion method of accounting.  Under this method, revenues earned are recorded based on the contract price.  Contract costs include all direct material, labor, freight, and equipment costs, and those indirect costs related to contract performance such as indirect labor, overhead, supplies, shop, and tool costs.  Selling, general, and administrative costs are charged to expense when incurred.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Changes in job performance, job conditions and estimated profitability, inclusive of those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and will be recognized in the period in which the changes are determined.  These factors impose additional risks on our revenue and income recognition and may result in unanticipated costs and losses.

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2009, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Changes in Internal Controls
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended March 31, 2009.

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

BOOMERANG SYSTEMS, INC.

Dated: May 20, 2009	By: /s/ Stanley J. Checketts
Stanley J. Checketts
Principal Executive Officer

Dated: May 20, 2009	By: /s/ Joseph R. Bellantoni
Joseph R. Bellantoni
Principal Financial Officer
and Principal Accounting Officer