Form 10-Q/A
period 2008-03-31
Boomerang Systems, Inc.
filed 2009-08-05
CIK 314712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
AMENDMENT NO. 2

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

RESTATEMENT OF FINANCIAL STATEMENTS

Boomerang Systems, Inc. has received comment letters from the Securities and Exchange Commission (the “SEC”) regarding the Company’s Form 10-Q for the period ended March 31, 2008 (the “Original Report”).  We have responded to the SEC’s comments in this Amendment Number 2 (the “Amendment”).  The primary purpose of the Amendment is to restate the financial statements.

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

•
During the second quarter of fiscal year 2008 the Company issued stock options.  We have recognized an expense for this in the amount of $1,562,835.  We originally recorded this entry at year end and not at the time the options were granted.

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

FORM 10-Q/A
QUARTER ENDED March 31, 2008

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	4

The attached unaudited financial statements of Boomerang Systems, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

	Consolidated balance sheets	4

	Consolidated statements of operations	5

	Consolidated statements of cash flows	6-7

	Notes to consolidated financial statements	8-21

Item 2.	Management's Discussion and Analysis or Plan of Operation	22-29

Item 3.	Controls and Procedures	30-31

PART II
OTHER INFORMATION

Item 4.	Unregistered Sales of Securities and Use of Proceeds	32

Item 5.	Exhibits	33

ITEM 1.	FINANCIAL STATEMENTS

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
	(Unaudited)
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$363,341	$355,609
Accounts receivable	268,997	-
Costs and estimated earned profits in excess of
billings on completed contracts	117,372	-
Inventories	1,999	-
Prepaid expenses and other assets	27,325	41,654
Total current assets	779,034	397,263

Property, plant and equipment, net	211,000	7,676

	$990,034	$404,939

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,190,907	$401,831
Debt, current portion - net of discount	920,213	-
Billings in excess of costs and estimated
earned profits of uncompleted contracts	18,527	-
Total current liabilities	2,129,647	401,831

Long term liabilities:
Debt	131,842	-
Total long term liabilities	131,842	-

Total liabilities	2,261,489	401,831
Commitments and contingencies

Stockholders' (deficit) equity:
Common stock, $0.001 par value; authorized shares 35,000,000;	16,490	13,333
16,490,363 and 13,333,333 issued and outstanding, respectively
Additional paid in capital	4,202,108	1,604,077
Accumulated deficit	(5,490,053)	(1,614,302)
Total stockholders' (deficit) equity	(1,271,455)	3,108

	$990,034	$404,939

Note: The balance sheet at September 30, 2007, has been taken from the audited financial statements at that date.  The September 30, 2007 shares and share dollar amount reflect the 1 for 15 reverse split.
See notes to audited consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended March	December 6, 2006 (Inception) through March	Three Months Ended March 31,
	31, 2008	31, 2007	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
System sales	$561,442	$-	$392,806	$-
Total revenues	561,442	-	392,806	-

Cost of Goods Sold	(625,854)	-	(392,806)	-
Gross Loss	(64,412)	-	0	-

Expenses:
Other operations	1,943	-	1,943	-
Sales and marketing	561,398	35,432	351,190	35,432
General and administrative expenses	2,338,110	16,383	1,930,565	16,383
Research and development	881,721	358,359	238,216	358,359
Depreciation and amortization	10,780	-	6,418	-
Total expenses	3,793,952	410,174	2,528,332	410,174

Loss from operations	(3,858,364)	(410,174)	(2,528,332)	(410,174)

Other income (expenses):
Interest income	6,515	1,639	4,264	1,639
Interest expense	(23,902)	-	(14,126)	-
Total other income (expenses)	(17,387)	1,639	(9,862)	1,639

Loss before provision for income taxes	(3,875,751)	(408,535)	(2,538,194)	(408,535)
Provision for income taxes	-	-	-	-

Net loss	$(3,875,751)	$(408,535)	$(2,538,194)	$(408,535)

Net loss per common share – basic and diluted	$(0.27)	$(0.03)	$(0.17)	$(0.03)

Weighted average number of shares – basic and diluted	14,270,035	13,333,333	15,227,552	13,333,333

Note: The six months ended March 31, 2007 issuance of common stock amount has been adjusted to reflect the reverse 1 for 15 stock spilt.

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
Note: The six months ended March 31, 2007 issuance of common stock amount has been adjusted to reflect the reverse 1 for 15 stock spilt. See notes to audited consolidated financial statements.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

Boomerang Systems, Inc. a Utah corporation (“Boomerang Utah”) was incorporated under the laws of the State of Utah on December 6, 2006.

On February 6, 2008, Boomerang entered into an agreement with Digital Resources, Inc, (“Digital”) (formerly Dominion Resources, Inc.), a Delaware corporation. Under the terms of the agreement (the “Acquisition”) Digital issued as consideration for all the business, assets and liabilities of Boomerang Utah 13,333,334 shares (on a post one-for-fifteen reverse split basis) of Digital. Subsequent to the Acquisition, Boomerang Utah became a wholly owned subsidiary of Digital, with the shareholders of Boomerang owing approximately 80.9% of Digital. Under generally accepted accounting principles, the acquisition by Digital of Boomerang Utah is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent, to the acquisition by Boomerang Utah of Digital. As the Acquisition was a capital transaction, and not a business combination, there is no assigned goodwill or other intangible asset resulting from the Acquisition.  This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of Digital, as the legal acquirer, are those of the accounting acquirer, Boomerang Utah.  The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented.  Thus, the 13,333,333 shares of common stock issued to the former Boomerang Utah stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.  Hereinafter Digital or Boomerang Utah are to be referred to as the “Company”, unless specific reference is made to a particular company or a subsidiary of a company.

Concurrent with the Acquisition on February 6, 2008, and required as part of the Acquisition, the Company (i) a private placement of 2,000,000 post-split shares of our Common Stock pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) resulting in net proceeds to us of approximately $1,700,000, (ii) the completion of a one-for-fifteen reverse stock split of our outstanding shares, and (iii) completion by the Company of all filing requirements under the Securities Exchange Act of 1934, as amended, and the passage of all notice periods.

Concurrently with the closing of the Acquisition, the Company changed its corporate name to Boomerang Systems, Inc.  The Company, through its wholly owned subsidiary, Boomerang Utah, is engaged in the design, development, and marketing of automated racking and retrieval systems for automobile parking and automated racking and retrieval of containerized self-storage units. The Company was a developmental stage company through the first quarter of fiscal 2008.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS: (continued)

•
During the second quarter of fiscal year 2008 the company issued stock options.  We have recognized an expense for this in the amount of $1,562,835.  We originally recorded this entry at year end and not at the time the options were granted.

Balance Sheet component of restatement data as of September 30, 2007:
	As Filed	Restated	Change
Assets
Cash	3,721.00	355,609.00	(351,888.00)
Accounts Receiveable	-	-	-
Excess Billings	-	-	-
Inventories	-	-	-
Prepaid	-	41,654.00	(41,654.00)
Property Plant	-	7,676.00	(7,676.00)
Total Assets	3,721.00	404,939.00

Liabilitites
Accounts Payable	166,693.00	401,831.00	(235,138.00)
Debt-current	366,439.00	-	366,439.00
Earned Profits of Uncompleted	-	-	-
Debt-long term	-	-	-
Total Liabilties	533,132.00	401,831.00

Stockholders' Deficit
Common Stock	1,157.00	13,333.00	(12,176.00)
Additional Paid in Capital	11,836,653.00	1,604,077.00	10,232,576.00
Accumulated Deficit	(10,966,308.00)	(1,614,302.00)	(9,352,006.00)
Treasury Stock	(1,400,913.00)
Total Stockholders' Deficit	(529,411.00)	3,108.00
Total Liabilities & Stockholders' Deficit	3,721.00	404,939.00

The balance sheet data previously presented was that of the legal acquirer, Digital, the current balance sheet presented is that of the accounting acquirer, Boomerang.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS: (continued)

Balance Sheet component of restatement data as of March 31, 2008:
	As Filed	Restated	Change
Assets
Cash	363,341.00	363,341.00	-
Accounts Receiveable	268,997.00	268,997.00	-
Excess Billings	117,372.00	117,372.00	-
Inventories	1,999.00	1,999.00	-
Prepaid	27,325.00	27,325.00	-
Property Plant	211,000.00	211,000.00	-
Total Assets	990,034.00	990,034.00

Liabilitites
Accounts Payable	1,190,907.00	1,190,907.00	-
Debt-current	920,213.00	920,213.00	-
Earned Profits of Uncompleted	18,527.00	18,527.00	-
Debt-long term	131,842.00	131,842.00	-
Total Liabilties	2,261,489.00	2,261,489.00

Stockholders' Deficit
Common Stock	16,490.00	16,490.00	-
Additional Paid in Capital	2,639,273.00	4,202,108.00	(1,562,835.00)
Accumulated Deficit	(3,927,218.00)	(5,490,053.00)	1,562,835.00
Total Stockholders' Deficit	(1,271,455.00)	(1,271,455.00)
Total Liabilities & Stockholders' Deficit	990,034.00	990,034.00

Details/Adjustments on Changes to the Balance Sheet
Category	As Filed	Note	Change	Restated
Additional Paid in Capital	2,639,273.00			2,639,273.00
		(a)	1,562,835.00	1,562,835.00
			1,562,835.00	4,202,108.00

Accumulated Deficit	(3,927,218.00)			(3,927,218.00)
		(a)	(1,562,835.00)	(1,562,835.00)
			(1,562,835.00)	(5,490,053.00)

(a)- To record expenses for fully vested stock options in the amount of $1,549,359 and a vested portion of stock options that vest over a period of three years in the amount of $13,476 grated in February 2008 in accordance with FAS 123(R).

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued):

Statements of Operations components for restatement date for the Six Months ended March 31, 2007:
	As Filed	Restated	Change
System Sales	-	-	-

COGS	-	-	-

Gross (Loss)	-	-

Expenses
Other Operations	-	-	-
Sales & Marketing	-	35,432.00	(35,432.00)
General & Administrative	41,668.00	16,383.00	25,285.00
Research & Development	-	358,359.00	(358,359.00)
Depreciation & Amortization	1,049.00	-	1,049.00
Total Expenses	42,717.00	410,174.00

(Loss) from Operations	(42,717.00)	(410,174.00)	367,457.00

Other Income(Expenses)
Interest Income	-	1,639.00	(1,639.00)
Interest Expense	(12,572.00)	-	(12,572.00)
Gain on Sale of Swingstation Assets	177,701.00	-	177,701.00
Total Other Income(Expenses)	165,129.00	1,639.00

(Loss) Before Provision for Income Taxes	122,412.00	(408,535.00)	530,947.00
Provision for Income Taxes	3,782.00	-	3,782.00

Net (Loss)	118,630.00	(408,535.00)	527,165.00

Earnings Per Share:
Basic Net Loss per Common Share	0.01	(0.03)	(0.04)
Diluted Net Loss per Common Share	0.01	(0.03)	(0.04)

Weighted Average Number of Shares- Basic	9,655,441	13,333,333	3,677,892
Weighted Average Number of Shares- Diluted	12,746,100	13,333,333	587,233

The statements of operations data previously presented was that of the legal acquirer, Digital, the statements of operations presented is that of the accounting acquirer, Boomerang.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS: (continued)

Statements of Operations components for restatement date for the Six Months ended March 31, 2008:
	As Filed	Restated	Change
System Sales	561,442.00	561,442.00	-

COGS	(625,854.00)	(625,854.00)	-

Gross (Loss)	(64,412.00)	(64,412.00)

Expenses
Other Operations	1,943.00	1,943.00	-
Sales & Marketing	561,398.00	561,398.00	-
General & Administrative	775,275.00	2,338,110.00	(1,562,835.00)
Research & Development	881,721.00	881,721.00	-
Depreciation & Amortization	10,780.00	10,780.00	-
Total Expenses	2,231,117.00	3,793,952.00

(Loss) from Operations	(2,295,529.00)	(3,858,364.00)	1,562,835.00

Other Income(Expenses)
Interest Income	6,515.00	6,515.00	-
Interest Expense	(23,902.00)	(23,902.00)	-
Debt Discount	-	-	-
Debt Write Off	-	-	-
Total Other Income(Expenses)	(17,387.00)	(17,387.00)

(Loss) Before Provision for Income Taxes	(2,312,916.00)	(3,875,751.00)	1,562,835.00
Provision for Income Taxes	-	-	-

Net (Loss)	(2,312,916.00)	(3,875,751.00)	1,562,835.00

Details/Adjustments on Changes to the Income Statement
Category	As Filed	Note	Change	Restated
General & Administrative	775,275.00			775,275.00
		(a)	1,562,835.00	1,562,835.00
			1,562,835.00	1,562,835.00

Net Loss	(2,312,916.00)			(2,312,916.00)
		(a)	(1,562,835.00)	(1,562,835.00)
			(1,562,835.00)	(3,875,751.00)

Earnings Per Share:
Basic Net Loss per Common Share	(0.40)	(b)	0.13	(0.27)
Diluted Net Loss per Common Share	(0.37)	(b)	0.10	(0.27)

Weighted Average Number of Shares- Basic	5,765,408	(c)	8,504,627	14,270,035
Weighted Average Number of Shares- Diluted	6,321,371	(c)	7,948,664	14,270,035

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS: (continued)

(a)- To record expenses for fully vested stock options in the amount of $1,549,359 and a vested portion of stock options that vest over a period of three years in the amount of $13,476 grated in February 2008 in accordance with FAS 123(R).
(b)- As a result of the above entries that effected earnings, the earnings per share are affected based on the cumulative effect of these entries.
(c)- To correct weighting of shares as a result of the recapitalization and the change in capital structure.

Statements of Operations components for the Three Months ended March 31, 2007:
	As Filed	Restated	Change
System Sales	-	-	-

COGS	-	-	-

Gross (Loss)	-	-

Expenses
Other Operations	-	-	-
Sales & Marketing	-	35,432.00	(35,432.00)
General & Administrative	39,219.00	16,383.00	22,836.00
Research & Development	-	358,359.00	(358,359.00)
Depreciation & Amortization	525.00	-	525.00
Total Expenses	39,744.00	410,174.00

(Loss) from Operations	(39,744.00)	(410,174.00)	370,430.00

Other Income(Expenses)
Interest Income	-	1,639.00	(1,639.00)
Interest Expense	(7,248.00)	-	(7,248.00)
Gain on Sale of Swingstation Assets	2,820.00	-	2,820.00
Total Other Income(Expenses)	(4,428.00)	1,639.00

(Loss) Before Provision for Income Taxes	(44,172.00)	(408,535.00)	364,363.00
Provision for Income Taxes	3,782.00	-	3,782.00

Net (Loss)	(47,954.00)	(408,535.00)	360,581.00

Earnings Per Share:
Basic Net Loss per Common Share	-	(0.03)	(0.04)
Diluted Net Loss per Common Share	-	(0.03)	(0.04)

Weighted Average Number of Shares- Basic	9,655,441	13,333,333	3,677,892
Weighted Average Number of Shares- Diluted	15,905,441	13,333,333	(2,572,108)

The statements of operations data previously presented was that of the legal acquirer, Digital, the statements of operations presented is that of the accounting acquirer, Boomerang.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS: (continued)

Statements of Operations components for the Three Months ended March 31, 2008:
	As Filed	Restated	Change
System Sales	392,806.00	392,806.00	-

COGS	(392,806.00)	(392,806.00)	-

Gross (Loss)	-	-

Expenses
Other Operations	1,943.00	1,943.00	-
Sales & Marketing	351,190.00	351,190.00	-
General & Administrative	367,730.00	1,930,565.00	(1,562,835.00)
Research & Development	238,216.00	238,216.00	-
Depreciation & Amortization	6,418.00	6,418.00	-
Total Expenses	965,497.00	2,528,332.00

(Loss) from Operations	(965,497.00)	(2,528,332.00)	1,562,835.00

Other Income(Expenses)
Interest Income	4,264.00	4,264.00	-
Interest Expense	(14,126.00)	(14,126.00)	-
Debt Discount	-	-	-
Debt Write Off	-	-	-
Total Other Income(Expenses)	(9,862.00)	(9,862.00)

(Loss) Before Provision for Income Taxes	(975,359.00)	(2,538,194.00)	1,562,835.00
Provision for Income Taxes	-	-	-

Net (Loss)	(975,359.00)	(2,538,194.00)	1,562,835.00

Details/Adjustments on Changes to the Income Statement
Category	Orginial	Note	Change	Restated
General & Administrative	775,275.00			775,275.00
		(a)	1,562,835.00	1,562,835.00
			1,562,835.00	1,562,835.00

Net Loss	(975,359.00)			(975,359.00)
		(a)	(1,562,835.00)	(1,562,835.00)
			(1,562,835.00)	(2,538,194.00)

Earnings Per Share:
Basic Net Loss per Common Share	(0.09)	(b)	(0.08)	(0.17)
Diluted Net Loss per Common Share	(0.08)	(b)	(0.09)	(0.17)

Weighted Average Number of Shares- Basic	10,424,429	(c)	4,803,123	15,227,552
Weighted Average Number of Shares- Diluted	11,542,464	(c)	3,685,088	15,227,552
 (a)- To record expenses for fully vested stock options in the amount of $1,549,359 and a vested portion of stock options that vest over a period of three years in the amount of $13,476 grated in February 2008 in accordance with FAS 123(R).
(b)- As a result of the above entries that effected earnings, the earnings per share are affected based on the cumulative effect of these entries.
(c)- To correct weighting of shares as a result of the recapitalization and the change in capital structure.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

NOTE 14- OPTIONS AND WARRANTS:

OPTIONS:

During the first quarter of fiscal 2008, the Company granted options to purchase common stock, comprised of the following: (i) ten-year non-statutory options granted to employees and consultants to purchase 1,147,686 shares of common stock exercisable at $0.90 per share; (ii) five-year non-statutory options to purchase 360,000 shares exercisable at $0.90 per share.  The fair value of common shares on the date of grant for the 1,147,686 and the 360,000 options was $1.35 per share for a total value of $2,035,491.  The first category of 1,147,686 shares is fully vested as of the grant date of February 6, 2008 with a term of ten years.  These have a value of $1,549,359 and have been fully expensed during the six months ended March 31, 2008.  The other category of 360,000 shares is subject to the following vesting schedule; 25% eighteen months after the grant date of February 6, 2008 and 25% every six months thereafter.  These stock options are subject to forfeiture until service conditions associated with their grant are satisfied, and are valued at $485,132. The Company has recognized $13,476 in expense with regards to these vesting options during the nine months ended March 31, 2008 in accordance with FAS 123(R).

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

•
During the second quarter of fiscal year 2008 the Company issued stock options. We have recognized an expense for this in the amount of $1,562,835. We originally recorded this entry at year end and not at the time the options were granted.

Other than the items discussed above there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended March 31, 2008. There was a material weakness for quarter ended March 31, 2008 due to the company using the incorrect comparative numbers. The Company has revised the quarter ended March 31, 2008 and the period December 6, 2006 (inception) through March 31, 2007 to reflect the financial statements of Boomerang Utah as per the accounting procedures for a reverse merger. The Company issued stock options during this quarter that were originally not accounted for.

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

This quarterly report does contain a Management’s Report on Internal Controls over Financial Reporting.

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

BOOMERANG SYSTEMS, INC.

Dated: August 5, 2009	By: /s/ Stanley J. Checketts
Stanley J. Checketts
Principal Executive Officer

Dated: August 5, 2009	By: /s/ Joseph R. Bellantoni
Joseph R. Bellantoni
Principal Financial Officer
and Principal Accounting Officer