Form 10-Q/A
period 2008-12-31
Boomerang Systems, Inc.
filed 2009-08-05
CIK 314712

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

•	During the second quarter of fiscal year 2008 the company issued stock options. We have recognized an expense for this in the amount of $26,952 for this period.
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
AMENDMENT NO. 2
QUARTER ENDED December 31, 2008

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The attached unaudited financial statements of Boomerang Systems, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

	Consolidated balance sheets	3

	Consolidated statements of operations	4

	Consolidated statements of cash flows	5

	Notes to consolidated financial statements	6-21

Item 2.	Management's Discussion and Analysis or Plan of Operation	22-29

Item 3.	Controls and Procedures	30-31

PART II
OTHER INFORMATION

Item 4.	Exhibits	32

ITEM 1.   FINANCIAL STATEMENTS

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(Unaudited)
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$146,337	$425,614
Accounts receivable	79,451	177,500
Costs and estimated earned profits in excess of billings on completed contracts	-	28,814
Inventories	53,274	80,488
Prepaid expenses and other assets	57,539	91,720
Total current assets	336,601	804,136

Property, plant and equipment, net	227,076	242,616

	$563,677	$1,046,752

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,229,049	$1,191,513
Debt, current portion - net of discount	3,214,003	2,230,352
Total current liabilities	4,443,052	3,421,865

Long term liabilities:
Debt	86,573	93,062
Total long term liabilities	86,573	93,062

Total liabilities	4,529,625	3,514,927
Commitments and contingencies

Stockholders' (deficit):
Common stock, $0.001 par value; authorized shares 35,000,000;	16,490	16,490
16,490,363 and 13,333,333 issued and outstanding, respectively
Additional paid in capital	5,769,488	5,742,536
Accumulated deficit	(9,751,926)	(8,227,201)
Total stockholders' (deficit)	(3,965,948)	(2,468,175)

	$563,677	$1,046,752

See notes to audited consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
	(Restated)	(Restated)

Revenues
System sales	$-	$168,636
Total revenues	-	168,636

Cost of Goods Sold	-	(233,922)
Gross Loss	-	(65,286)

Expenses:
Sales and marketing	280,032	191,711
General and administrative expenses	480,028	332,053
Research and development	281,575	651,640
Depreciation and amortization	15,540	-
Total expenses	1,057,175	1,175,404

Loss from operations	(1,057,175)	(1,240,690)

Other income (expenses):
Interest income	1,057	2,251
Interest expense	(464,491)	(1,858)
Total other income (expenses)	(463,434)	393

Loss before provision for income taxes	(1,520,609)	(1,240,297)
Provision for income taxes	4,116	-

Net loss	$(1,524,725)	$(1,240,297)

Basic net loss per common share	$(0.09)	$(0.09)
Diluted net loss per common share	$(0.09)	$(0.09)

Weighted average number of shares - basic	16,490,363	13,333,333
Diluted weighted average number of shares	16,490,363	13,333,333

See notes to audited consolidated financial statements.

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,524,725)	$(1,240,297)
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation	15,540	-
Grant of options for services	26,952	-
Amortization of debt discount	375,000	-
Changes in assets and liabilities:
Accounts receivable	98,049	(89,822)
Costs and estimated earned profits in excess of billings on completed contracts	28,814	-
Inventories	27,214	(684)
Prepaid expenses and other assets	34,181	(3,117)
Accounts payable and accrued liabilities	37,536	792,597
NET CASH USED IN OPERATING ACTIVITIES	(881,439)	(541,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(154,451)
Cash of Digital upon reverse merger	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	(154,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	608,651	435,675
Repayment for loans payable	(6,489)	-
NET CASH USED IN BY FINANCING ACTIVITIES	602,162	435,675

NET DECREASE IN CASH	(279,277)	(260,099)
CASH - beginning of period	425,614	355,609

CASH - end of period	$146,337	$95,510

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$23,810	$-
Income taxes	$4,116	$-

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

•	During the second quarter of fiscal year 2008 the company issued stock options. We have recognized an expense for this in the amount of $26,952 for this period.
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

Balance Sheet components of restatement data as of September 30, 2008:

Assets	As Filed	Restated	Change
Cash	425,614.00	425,614.00	-
Accounts Receiveable	177,500.00	177,500.00	-
Excess Billings	28,814.00	28,814.00	-
Inventories	80,488.00	80,488.00	-
Prepaid	91,720.00	91,720.00	-
Property Plant	242,616.00	242,616.00	-
Total Assets	1,046,752.00	1,046,752.00

Liabilitites
Accounts Payable	1,191,513.00	1,305,853.00	(114,340.00)
Debt-current	3,542,852.00	2,116,012.00	1,426,840.00
Debt-long term	93,062.00	93,062.00	-
Total Liabilties	4,827,427.00	3,514,927.00

Stockholders' Deficit
Common Stock	16,490.00	16,490.00	-
Additional Paid in Capital	4,899,178.00	5,742,536.00	(843,358.00)
Accumulated Deficit	(8,696,343.00)	(8,227,201.00)	(469,142.00)
Total Stockholders' Deficit	(3,780,675.00)	(2,468,175.00)
Total Liabilities & Stockholders' Deficit	1,046,752.00	1,046,752.00

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENT: (continued)

Details/Adjustments on Changes to the Balance Sheet
Category	As Filed	Note	Change	Restated
Accounts Payable	1,191,513.00			1,191,513.00
		(a)	114,340.00	114,340.00
			114,340.00	1,305,853.00

Debt-current	3,542,852.00			3,542,852.00
		(a)	(114,340.00)	(114,340.00)
		(b)	(1,500,000.00)	(1,500,000.00)
		(c)	187,500.00	187,500.00
			(1,426,840.00)	2,116,012.00

Additional Paid in Capital	4,899,178.00			4,899,178.00
		(b)	1,500,000.00	1,500,000.00
		(d)	(2,245,596.00)	(2,245,596.00)
		(e)	53,904.00	53,904.00
		(f)	(67,360.00)	(67,360.00)
		(g)	1,602,410.00	1,602,410.00
			843,358.00	5,742,536.00

Deficit	(8,696,343.00)			(8,696,343.00)
		(c)	(187,500.00)	(187,500.00)
		(d)	2,245,596.00	2,245,596.00
		(e)	(53,904.00)	(53,904.00)
		(f)	67,360.00	67,360.00
		(g)	(1,602,410.00)	(1,602,410.00)
			469,142.00	(8,227,201.00)

(a)-	Reclassification deferred rent to accounts payable and accured expenses from debt-current.
(b)-	Recording the debt discount for the warrants that accompany the promissory notes to their maximum proportional value relative to the debt.
(c)-	Recording the amortization for the debt discount for the quarter and year ended September 30, 2008.
(d)-	To reverse the initial entry to record the value of the warrants that accompanied the promissiory notes.
(e)-	To record expenses for vested portion for granted options that vest over three years in accordance with FAS No. 123 (R).
(f)-	To reverse an expense recorded for warrants granted in connection with the sale of common stock in a private placement. There should be no expense associated with regards to the warrants.
(g)-
To adjust the capital and accumulated deficit accounts to reflect an acquisition that is the equivalent of the acquisition by Boomerang Utah of Digital.  The transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  The accounting for the aquisition is identical to that resulting from a reverse aquisition.  This entry is made to properly reflect the historical equity of Boomerang Utah.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENT: (continued)

Balance Sheet components of restatement data as of December 31, 2008:
Assets	As Filed	Restated	Change
Cash	146,337.00	146,337.00	-
Accounts Receiveable	79,451.00	79,451.00	-
Excess Billings	-	-	-
Inventories	53,274.00	53,274.00	-
Prepaid	57,539.00	57,539.00	-
Property Plant	227,076.00	227,076.00	-
Total Assets	563,677.00	563,677.00

Liabilitites
Accounts Payable	1,229,049.00	1,229,049.00	-
Debt-current	4,151,503.00	3,214,003.00	937,500.00
Earned Profits of Uncompleted	-	-	-
Debt-long term	86,573.00	86,573.00	-
Total Liabilties	5,467,125.00	4,529,625.00

Stockholders' Deficit
Common Stock	16,490.00	16,490.00	-
Additional Paid in Capital	4,899,178.00	5,769,488.00	(870,310.00)
Accumulated Deficit	(9,819,116.00)	(9,751,926.00)	(67,190.00)
Total Stockholders' Deficit	(4,903,448.00)	(3,965,948.00)
Total Liabilities & Stockholders' Deficit	563,677.00	563,677.00

Details/Adjustments on Changes to the Balance Sheet
Category	As Filed	Note	Change	Restated
Debt- current	4,151,503.00			4,151,503.00
		(a)	(937,500.00)	(937,500.00)
			(937,500.00)	3,214,003.00

Additional Paid in Capital	4,899,178.00			4,899,178.00
		(a)	937,500.00	937,500.00
		(c)	(26,952.00)	(26,952.00)
		(d)	(40,238.00)	(40,238.00)
			870,310.00	5,769,488.00

Accumulated Deficit	(9,819,116.00)			(9,819,116.00)
		(c)	26,952.00	26,952.00
		(d)	40,238.00	40,238.00
			67,190.00	(9,751,926.00)

(a)-	This is the unamortized portion of the debt discount for the warrants that accompanied the promissory notes issued in August 2008.
(c)-	To record expenses for vested portion for granted options that vest over three years in accordance with FAS No. 123 (R).
(d)-	Restatement due to fiscal year ended September 30, 2008 adjustments.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENT: (continued)

Statements of Operations components of restatement data for the Three Months Ended December 31, 2007:

	As Filed	Restated	Change
System Sales	-	168,636.00	(168,636.00)

COGS	-	(233,922.00)	233,922.00

Gross (Loss)	-	(65,286.00)

Expenses
Other Operations	253.00	-	253.00
Sales & Marketing	90,151.00	191,711.00	(101,560.00)
General & Administrative	-	332,053.00	(332,053.00)
Research & Development	-	651,640.00	(651,640.00)
Depreciation & Amortization	-	-	-
Total Expenses	90,404.00	1,175,404.00

(Loss) from Operations	(90,404.00)	(1,240,690.00)	1,150,286.00

Other Income(Expenses)
Interest Income	-	2,251.00	(2,251.00)
Interest Expense	(7,917.00)	(1,858.00)	(6,059.00)
Debt Discount	-	-	-
Debt Write Off	-	-	-
Total Other Income(Expenses)	(7,917.00)	393.00

(Loss) Before Provision for Income Taxes	(98,321.00)	(1,240,297.00)	1,141,976.00
Provision for Income Taxes	-	-	-

Net (Loss)	(98,321.00)	(1,240,297.00)	1,141,976.00

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENT: (continued)

Details/Adjustments on Changes to the Income Statement
Category	As Filed	Change	Restated
General & Administrative	453,076.00		453,076.00
		26,952.00	26,952.00
		26,952.00	480,028.00

Interest Expense	(89,491.00)		(89,491.00)
		(375,000.00)	(375,000.00)
		(375,000.00)	(464,491.00)

Net Loss	(98,321.00)		(98,321.00)
		(375,000.00)	(375,000.00)
		(26,952.00)	(26,952.00)
		(401,952.00)	(500,273.00)

Earnings Per Share:
Basic Net Loss per Common Share	(0.08)	(0.01)	(0.09)
Diluted Net Loss per Common Share	(0.08)	(0.01)	(0.09)

Weighted Average Number of Shares- Basic	1,157,029	12,176,304	13,333,333
Weighted Average Number of Shares- Diluted	1,157,029	12,176,304	13,333,333

The statement of operations data previously presented for December 31, 2007 was that of the legal acquirer, Digital, the current statement of operations presented is that of the accounting acquirer, Boomerang.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENT: (continued)

Statements of Operations components for the restatement data for the Three Months Ended December 31, 2008:

	As Filed	Restated	Change
System Sales	-	-	-

COGS	-	-	-

Gross (Loss)	-	-

Expenses
Other Operations	-	-	-
Sales & Marketing	280,032.00	280,032.00	-
General & Administrative	453,076.00	480,028.00	(26,952.00)
Research & Development	281,575.00	281,575.00	-
Depreciation & Amortization	15,540.00	15,540.00	-
Total Expenses	1,030,223.00	1,057,175.00

(Loss) from Operations	(1,030,223.00)	(1,057,175.00)	26,952.00

Other Income(Expenses)
Interest Income	1,057.00	1,057.00	-
Interest Expense	(89,491.00)	(464,491.00)	375,000.00
Debt Discount	-	-	-
Debt Write Off	-	-	-
Total Other Income(Expenses)	(88,434.00)	(463,434.00)

(Loss) Before Provision for Income Taxes	(1,118,657.00)	(1,520,609.00)	401,952.00
Provision for Income Taxes	4,116.00	4,116.00	-

Net (Loss)	(1,122,773.00)	(1,524,725.00)	401,952.00

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENT: (continued)

Details/Adjustments on Changes to the Income Statement
Category	Orginial	Note	Change	Restated
General & Administrative	453,076.00			453,076.00
		(c)	26,952.00	26,952.00
			26,952.00	480,028.00

Interest Expense	(89,491.00)			(89,491.00)
		(b)	(375,000.00)	(375,000.00)
			(375,000.00)	(464,491.00)

Net Loss	(1,122,773.00)			(1,122,773.00)
		(b)	(375,000.00)	(375,000.00)
		(c)	(26,952.00)	(26,952.00)
			(401,952.00)	(1,524,725.00)

Earnings Per Share:
Basic Net Loss per Common Share	(0.07)	(e)	(0.02)	(0.09)
Diluted Net Loss per Common Share	(0.07)	(e)	(0.02)	(0.09)

Weighted Average Number of Shares- Basic	16,490,362	(f)	1	16,490,363
Weighted Average Number of Shares- Diluted	16,490,362	(f)	1	16,490,363

(b)-	Recording the amortization of debt discount for the quarter ended December 31, 2008.
(c)-	To record expenses for vested portion for granted options that vest over three years in accordancewith FAS No. 123 (R).
(e)-	As a result of the above entries that effected earnings, the earnings per share are affected based on the cumulative effect of these entries.
(f)-	To correct weighting of shares as a result of the recapitalization and the change in capital structure.

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

NOTE 6- REVENUE RECOGNITION:

Revenues from manufacturing contracts are recognized using the percentage-of-completion method of accounting. Under this method, revenues earned are primarily recorded based on the contract. Contract costs include all direct material, labor, freight, and equipment costs, and those indirect costs related to contract performance such as indirect labor, overhead, supplies, shop, and tool costs. Selling, general, and administrative costs are charged to expense when incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, inclusive of those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and will be

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

NOTE 6- REVENUE RECOGNITION: (continued)

recognized in the period in which the changes are determined. The asset "Costs and estimated earned profits in excess of billings on uncompleted contracts" represents revenues recognized in advance of amounts billed. The liability “Billings in excess of costs and estimated earned profits on uncompleted contracts" represents billings in advance of revenues recognized and contemplated losses on contracts in progress.

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

Recognized Expense for Non-Vested Options for Period Ended:
December 31,2008: General and administrative                                                                                                                             $ 26,952

The weighted average exercise price is $0.90, using the BSM with the following weighted average assumptions:

Period Ended December 31, 2008
Expected volatility	272.9%
Risk-free interest rate	2.650%
Expected term (in years)	8.81
Dividend Rate	0.0%

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

•	During the second quarter of fiscal year 2008 the company issued stock options. We have recognized an expense for this in the amount of $26,952 for this period.

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