Form 10-Q/A
period 2008-06-30
Boomerang Systems, Inc.
filed 2009-08-06
CIK 314712

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

RESTATEMENT OF FINANCIAL STATEMENTS

Boomerang Systems, Inc. has received comment letters from the Securities and Exchange Commission (the “SEC”) regarding the Company’s Form 10-Q for the period ended June 30, 2008 (the “Original Report”).  We have responded to the SEC’s comments in this Amendment Number 2 (the “Amendment”).  The primary purpose of the Amendment is to restate the financial statements.

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

•
During the second quarter of fiscal year 2008 the Company issued stock options.  We have recognized an expense of $1,562,825 during the second fiscal quarter ended March 31, 2008 and $20,214 during the third quarter ended June 30, 2008, for a total expense of $1,583,049 for the nine months ended June 30, 2008.  We originally recorded this entry at year end and not at the time the options were granted.

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

	Consolidated balance sheets	4

	Consolidated statements of operations	5

	Consolidated statements of cash flows	6

	Notes to consolidated financial statements	8-22

Item 2.	Management's Discussion and Analysis or Plan of Operation	23-31

Item 3.	Controls and Procedures	32-33

PART II
OTHER INFORMATION

ITEM 5.	Other Information	34

Item 6.	Exhibits	35

ITEM 1- FINANCIAL STATEMENTS
BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
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

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended June 30,	December 6, 2006 (Inception) through June	Three Months Ended June 30,
	2008	30, 2007	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues
System sales	$938,140	$-	376,698	-
Total revenues	938,140	-	376,698 #	-

Cost of Goods Sold	(1,002,552)	-	(376,698)	-
Gross Loss	(64,412)	-	-	-

Expenses:
Other operations	-	-	-	-
Sales and marketing	795,143	92,074	233,745	56,642
General and administrative expenses	2,856,654	151,950	518,545	135,567
Research and development	1,202,248	1,931,727	320,526	1,573,368
Depreciation and amortization	13,918	542	3,138	542
Total expenses	4,867,963	2,176,293	1,075,954	1,766,119

Loss from operations	(4,932,375)	(2,176,293)	(1,075,954)	(1,766,119)

Other income (expenses):
Interest income	7,706	4,220	1,191	2,581
Interest expense	(49,816)	-	(25,915)	-
Total other income (expenses)	(42,110)	4,220	(24,724)	2,581

Loss before provision for income taxes	(4,974,485)	(2,172,073)	(1,100,678)	(1,763,538)
Provision for income taxes	2,613	-	2,613	-

Net loss	$(4,977,098)	$(2,172,073)	(1,103,291)	(1,763,538)

Net loss per common share - basic and diluted	$(0.33)	$(0.16)	(0.07)	(0.13)

Weighted average number of shares - basic and diluted	15,010,144	13,333,333	16,490,363	13,333,333

Note:  The nine months ended June 30, 2007 weighted average and diluted weighted average number of shares has been changed to reflect the 1 for 15 reverse stock split.
See notes to audited consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30, 2008	December 6, 2006 (Inception) through June 30, 2007
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,977,098)	$(2,172,073)
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation	13,918	540
Grant of options for services	1,583,049	-
Changes in assets and liabilities:
Accounts receivable	(126,012)	(105)
Costs and estimated earned profits in excess of billings on completed contracts	(494,095)	-
Inventories	(54,609)	-
Prepaid expenses and other assets	(10,533)	(2,433)
Accounts payable and accrued liabilities	722,217	9,382
Billings in excess of costs	2,739	-
NET CASH USED IN OPERATIONS	(3,340,424)	(2,164,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(225,721)	(7,617)
Cash of Digital upon reverse merger	10,847	-
NET CASH USED IN INVESTING ACTIVITIES	(214,874)	(7,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	1,889,449	200,000
Repayment for loans payable	(404,830)	-
Proceeds from Private Placement	1,727,523	-
Capital contribution	-	2,030,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,212,142	2,230,000

NET INCREASE IN CASH	(343,156)	57,694
CASH - beginning of period	355,609	-

CASH - end of period	$12,453	$57,694

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$2,613	$-

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

•
During the second quarter of fiscal year 2008 the Company issued stock options. We have recognized an expense of $1,562,825 during the second fiscal quarter ended March 31, 2008 and $20,214 during the third quarter ended June 30, 2008, for a total expense of $1,583,049 for the nine months ended June 30, 2008. We originally recorded this entry at year end and not at the time the options were granted.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS: (continued)

Balance Sheet data as of September 30, 2007:
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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS: (continued)

Balance Sheet components of restatement data as of June 30, 2008:

	As Filed	Restated	Change
Assets
Cash	12,453.00	12,453.00	-
Accounts Receiveable	126,012.00	126,012.00	-
Excess Billings	494,095.00	494,095.00	-
Inventories	54,609.00	54,609.00	-
Prepaid	52,187.00	52,187.00	-
Property Plant	219,479.00	219,479.00	-
Total Assets	958,835.00	958,835.00

Liabilitites
Accounts Payable	1,337,308.00	1,337,309.00	(1.00)
Debt-current	1,847,390.00	1,847,390.00	-
Earned Profits of Uncompleted	2,739.00	2,739.00	-
Debt-long term	123,985.00	123,985.00	-
Total Liabilties	3,311,422.00	3,311,423.00

Stockholders' Deficit
Common Stock	16,490.00	16,490.00	-
Additional Paid in Capital	2,639,273.00	4,222,322.00	(1,583,049.00)
Accumulated Deficit	(5,008,350.00)	(6,591,400.00)	1,583,050.00
Total Stockholders' Deficit	(2,352,587.00)	(2,352,588.00)
Total Liabilities & Stockholders' Deficit	958,835.00	958,835.00

Details/Adjustments on Changes to the Balance Sheet
Category	Orginial	Note	Change	Restated
Accounts Payable	1,337,308.00			1,337,308.00
		(b)	1.00	1.00
			1.00	1,337,309.00

Additional Paid in Capital	2,639,273.00			2,639,273.00
		(a)	1,562,835.00	1,562,835.00
		(c)	20,214.00	20,214.00
			1,583,049.00	4,222,322.00

Accumulated Deficit	(5,008,350.00)			(5,008,350.00)
		(a)	(1,562,835.00)	(1,562,835.00)
		(b)	(1.00)	(1.00)
		(c)	(20,214.00)	(20,214.00)
			(1,583,050.00)	(6,591,400.00)

(a)- To record expenses for fully vested stock options granted in February 2008 in accordance with FAS 123(R).
(b)- To correct a rounding issue.
(c)- To record expenses for vested portion for granted options that vest over three years in accordance with FAS 123(R).

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS: (continued)

Statements of Operations components of restatement data for the Nine Months ended June 30, 2007:
	As Filed	Restated	Change
System Sales	-	-	-

COGS	-	-	-

Gross (Loss)	-	-

Expenses
Other Operations	-	-	-
Sales & Marketing	-	92,074.00	(92,074.00)
General & Administrative	73,241.00	151,950.00	(78,709.00)
Research & Development	-	1,931,727.00	(1,931,727.00)
Depreciation & Amortization	1,049.00	542.00	507.00
Total Expenses	74,290.00	2,176,293.00

(Loss) from Operations	(74,290.00)	(2,176,293.00)	2,102,003.00

Other Income(Expenses)
Interest Income	-	4,220.00	(4,220.00)
Interest Expense	(20,514.00)	-	(20,514.00)
Loss on Sale of Equipment	(6,182.00)
Gain on Sale of Swingstation Assets	177,701.00	-	177,701.00
Debt Write Off	-	-	-
Total Other Income(Expenses)	151,005.00	4,220.00

(Loss) Before Provision for Income Taxes	76,715.00	(2,172,073.00)	2,248,788.00
Provision for Income Taxes	3,794.00	-	3,794.00

Net (Loss)	72,921.00	(2,172,073.00)	2,244,994.00

Earnings Per Share:
Basic Net Loss per Common Share	0.11	(0.16)	(0.27)
Diluted Net Loss per Common Share	0.09	(0.16)	(0.20)

Weighted Average Number of Shares- Basic	643,917	13,333,333	12,689,416
Weighted Average Number of Shares- Diluted	849,740	13,333,333	12,483,593

The statements of operations data previously presented was that of the legal acquirer, Digital, the statements of operations presented is that of the accounting acquirer, Boomerang.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS: (continued)

Statements of Operations components of restatement data for the Nine Months ended June 30, 2008:
	As Filed	Restated	Change
System Sales	938,140.00	938,140.00	-

COGS	(1,002,552.00)	(1,002,552.00)	-

Gross (Loss)	(64,412.00)	(64,412.00)

Expenses
Other Operations	-	-	-
Sales & Marketing	795,143.00	795,143.00	-
General & Administrative	1,273,605.00	2,856,654.00	(1,583,049.00)
Research & Development	1,202,248.00	1,202,248.00	-
Depreciation & Amortization	13,918.00	13,918.00	-
Total Expenses	3,284,914.00	4,867,963.00

(Loss) from Operations	(3,349,326.00)	(4,932,375.00)	1,583,049.00

Other Income(Expenses)
Interest Income	7,706.00	7,706.00	-
Interest Expense	(49,816.00)	(49,816.00)	-
Debt Discount	-	-	-
Debt Write Off	-	-	-
Total Other Income(Expenses)	(42,110.00)	(42,110.00)

(Loss) Before Provision for Income Taxes	(3,391,436.00)	(4,974,485.00)	1,583,049.00
Provision for Income Taxes	2,613.00	2,613.00	-

Net (Loss)	(3,394,049.00)	(4,977,098.00)	1,583,049.00

Details/Adjustments on Changes to the Income Statement
Category	Orginial	Note	Change	Restated
General & Administrative	1,273,605.00			1,273,605.00
		(a)	1,562,835.00	1,562,835.00
		(c)	20,214.00	20,214.00
			1,583,049.00	2,856,654.00

Net Loss	(3,394,049.00)			(3,394,049.00)
		(a)	(1,562,835.00)	(1,562,835.00)
		(c)	(20,214.00)	(20,214.00)
			(1,583,049.00)	(4,977,098.00)
Earnings Per Share:
Basic Net Loss per Common Share	(0.36)	(d)	0.03	(0.33)
Diluted Net Loss per Common Share	(0.32)	(d)	(0.01)	(0.33)

Weighted Average Number of Shares- Basic	9,327,346	(e)	5,682,798	15,010,144
Weighted Average Number of Shares- Diluted	10,633,032	(e)	4,377,112	15,010,144

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS: (continued)

 (a)- To record expenses for fully vested stock options granted in February 2008 in accordance with FAS 123(R).
(c)- To record expenses for vested portion for granted options that vest over three years in accordance with FAS 123(R).
(d)- As a result of the above entries that effected earnings, the earnings per share are affected based on the cumulative effect of these entries.
(e)- To correct weighting of shares as a result of the recapitalization and the change in capital structure.

Statements of Operations components of restatement data for the Three Months ended June 30, 2007:
	As Filed	Restated	Change
System Sales	-	-	-

COGS	-	-	-

Gross (Loss)	-	-

Expenses
Other Operations	-	-	-
Sales & Marketing	-	56,642.00	(56,642.00)
General & Administrative	31,573.00	135,567.00	(103,994.00)
Research & Development	-	1,573,368.00	(1,573,368.00)
Depreciation & Amortization	-	542.00	(542.00)
Total Expenses	31,573.00	1,766,119.00

(Loss) from Operations	(31,573.00)	(1,766,119.00)	1,734,546.00

Other Income(Expenses)
Interest Income	(7,942.00)	2,581.00	(10,523.00)
Interest Expense	-	-	-
Loss on Sale of Equipment	(6,182.00)
Gain on Sale of Swingstation Assets	-	-	-
Debt Write Off	-	-	-
Total Other Income(Expenses)	(14,124.00)	2,581.00

(Loss) Before Provision for Income Taxes	(45,697.00)	(1,763,538.00)	1,717,841.00
Provision for Income Taxes	12.00	-	12.00

Net (Loss)	(45,709.00)	(1,763,538.00)	1,717,829.00

Earnings Per Share:
Basic Net Loss per Common Share	(0.07)	(0.13)	(0.06)
Diluted Net Loss per Common Share	(0.04)	(0.13)	(0.09)

Weighted Average Number of Shares- Basic	643,917	13,333,333	12,689,416
Weighted Average Number of Shares- Diluted	1,060,363	13,333,333	12,272,970

The statements of operations data previously presented was that of the legal acquirer, Digital, the statements of operations presented is that of the accounting acquirer, Boomerang.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS: (continued)

Statements of Operations components of restatement data for the Three Months ended June 30,2008:
	As Filed	Restated	Change
System Sales	376,698.00	376,698.00	-

COGS	(376,698.00)	(376,698.00)	-

Gross (Loss)	-	-

Expenses
Other Operations	-	-	-
Sales & Marketing	233,745.00	233,745.00	-
General & Administrative	498,331.00	518,545.00	(20,214.00)
Research & Development	320,526.00	320,526.00	-
Depreciation & Amortization	3,138.00	3,138.00	-
Total Expenses	1,055,740.00	1,075,954.00

(Loss) from Operations	(1,055,740.00)	(1,075,954.00)	20,214.00

Other Income(Expenses)
Interest Income	1,191.00	1,191.00	-
Interest Expense	(25,915.00)	(25,915.00)	-
Debt Discount	-	-	-
Debt Write Off	-	-	-
Total Other Income(Expenses)	(24,724.00)	(24,724.00)

(Loss) Before Provision for Income Taxes	(1,080,464.00)	(1,100,678.00)	20,214.00
Provision for Income Taxes	670.00	2,613.00	(1,943.00)

Net (Loss)	(1,081,134.00)	(1,103,291.00)	22,157.00

Earnings Per Share:
Basic Net Loss per Common Share (d)	(0.07)	(0.07)	-
Diluted Net Loss per Common Share (d)	-	(0.07)	(0.07)

Weighted Average Number of Shares- Basic (e)	16,490,362	16,490,363	1
Weighted Average Number of Shares- Diluted (e)	17,998,048	16,490,363	(1,507,685)

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY DIGITAL IMAGING RESOURCES, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS: (continued)

Details/Adjustments on Changes to the Income Statement
Category	As Filed	Note	Change	Restated
General & Administrative	498,331.00			498,331.00
		(a)	20,214.00	20,214.00
			20,214.00	518,545.00

Provision Income Taxes	670.00			670.00
		(b)	1,943.00	1,943.00
			1,943.00	2,613.00

Net Loss	(1,081,134.00)			(1,081,134.00)
		(a)	(20,214.00)	(20,214.00)
		(b)	(1,943.00)	(1,943.00)
			(22,157.00)	(1,103,291.00)

(a)- To record expenses for vested portion for granted options that vest over three years in accordance with FAS 123(R).
(b)- Reclassified from other operations expense.
FAS 123(R).
(d)- As a result of the above entries that effected earnings, the earnings per share are affected based on the cumulative effect of these entries.
(e)- To correct weighting of shares as a result of the recapitalization and the change in capital structure.

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

NOTE 7- COSTS IN EXCESS OF BILLINGS/BILLINGS IN EXCESS OF COSTS: (continued)

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

NOTE 14- OPTIONS AND WARRANTS:

OPTIONS:

During the first quarter of fiscal 2008, we granted options to purchase common stock, comprised of the following: (i) ten-year non-statutory options granted to employees and consultants to purchase 1,147,686 shares of common stock exercisable at $0.90 per share; (ii) five-year non-statutory options to purchase 360,000 shares exercisable at $0.90 per share.  The fair value of common shares on the date of grant for the 1,147,686 and the 360,000 options was $1.35 per share for a total value of $2,035,491.  The first category of 1,147,686 shares is fully vested as of the grant date of February 6, 2008 with a term of ten years.  These have a value of $1,549,359 and have been fully expensed during the nine months ended June 30, 2008.  The other category of 360,000 shares is subject to the following vesting schedule; 25% eighteen months after the grant date of February 6, 2008 and 25% every six months thereafter.  These stock options are subject to forfeiture until service conditions associated with their grant are satisfied, and are valued at $485,132. The Company has recognized $33,690 in expense with regards to these vesting options during the nine months ended June 30, 2008 in accordance with FAS 123(R).

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

NOTE 14- OPTIONS AND WARRANT (continued):

Recognized Expense for Vested Options for Period Ended March 31, 2008:
General and administrative	$1,182,138
Consulting fees	168,748
Legal fees	198,473
Total recognized expense for vested options	$1,549,359

Recognized Expense for Non-Vested Options for Period Ended:
March 30,2008: General and administrative	$13,476
June 30, 2008: General and administrative	20,214
$33,690

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

NOTE 16- COMMITMENTS AND CONTINGENCIES:

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

NOTE 17– SUBSEQUENT EVENTS:

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

Changes in Internal Controls
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended June 30, 2008.  There was a material weakness for quarter ended June 30, 2008 due to the company using the incorrect comparative numbers.  The Company has revised the quarter ended June 30, 2008 and the period December 6, 2006 (inception) through June 30, 2007 to reflect the financial statements of Boomerang Utah as per the accounting procedures for a reverse merger.  The Company issued stock options during this quarter that were originally not accounted for.

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

ITEM 6.    EXHIBITS

Exhibit
Number	Description

3.1(a)	Certificate of Incorporation and Amendment No. 1 thereto (1)

3.1(b)	Certificate of Amendment dated June 24, 1992 to Certificate of Incorporation. (2)

3.2	By-Laws (1)

3.3	Certificate of Amendment filed February 6, 2008 effecting a one-for-fifteen reverse stock split of the registrant’s outstanding Common Stock. (3)

3.4	Certificate of Amendment filed February 6, 2008 effecting an increase in the registrant’s authorized shares of Common Stock. (3)

3.5	Certificate of Ownership and Merger filed February 6, 2008 effecting a change in the Registrant’s corporate name to Boomerang Systems, Inc. (3)

3.6	Second Restated and Amended Bylaws adopted by Registrant's Board of Directors on November 28, 2007 (4)

10.1	Demand Grid Note payable dated May 1, 2008 made between the Company and J & A Financing, Inc. (5)

14	Code of Ethics (3)

31.1	Certification of President and Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of President and Principal Executive Officer Pursuant to Section 1350 (Furnished but not filed)

32.2	Certification of Principal Financial Officer Pursuant to Section 1350 (Furnished but not filed).

(1)	Filed as an exhibit to the Registration Statement on Form S-1 (File No. 2-66471) of the Company and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1992 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s Form 10QSB for the quarter ended December 31, 2007 with the Commission on February 19, 2008 and incorporated herein by reference.

(5)	Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the Commission on August 1, 2008 and incorporated herein by reference.

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