Form 10-K/A
period 2008-09-30
Boomerang Systems, Inc.
filed 2009-08-06
CIK 314712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K /A

Amendment No. 2

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.$9,425,756

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

•
During the second quarter of fiscal year 2008, the Company granted stock options that have a vesting provision, for which the corresponding expense for the vesting that occurred during the year ended September 30, 2008 was not recognized. During the year ended September 30, 2008 we have now recognized $53,904, as it relates to the expense for these vesting options.

•
During the year ended September 30, 2008, the Company incorrectly recorded an expense of $67,360 for warrants associated with the equity sale of 2,000,000 shares of the Company’s common stock on February 6, 2008. These warrants were issued as fees with this exclusive equity cash raise for the Company.  There is no expense associated with the granting of warrants in connection with the sale of this equity.

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

Liquidity and Capital Resources

During the year ended September 30, 2008, we had a net loss of $6,612,899. Included in net loss is depreciation of $18,684 and expenses relating to the issuance of stock options of $1,603,263, both items are non-cash expenses.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to respond to this Item.

Item 8. Financial Statements and Supplementary Data

The following financial statements are attached hereto. See pages F-1, et seq.

Independent Auditors' Report	F-1

Consolidated Balance Sheet - September 30, 2008	F-2

Consolidated Statements of Operations years ended September 30, 2008 and 2007	F-3

Consolidated Statements of Stockholders' Deficit - years ended September 30, 2008 and 2007	F-4

Consolidated Statements of Cash Flows - years ended September 30, 2008 and 2007	F-5-6

Notes to Consolidated Financial Statements	F-7-23

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

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report on Form 10-K/A Amendment No. 2 for the fiscal year ended September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our CEO and CFO.

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

Restatement of financial statements- The financial statements for the fiscal year ended September 30, 2008 and December 6, 2006 (date of inception) through September 30, 2007 have been restated to correct the accounting treatment previously accorded certain transactions.   Please see Note 2- Restatement and Correction of Error of Previously Issued Financial Statements under Notes to Consolidated Financial Statements.  Other than the items discussed in Note 2 there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified material weaknesses in our internal controls over financial reporting as of the end of the fiscal year ended September 30, 2008 that required our financial statements to be restated.  These material weaknesses on internal controls include:

-
Financial statements – We failed to properly disclose the proper financials statements for the Company.  We had entered into a merger agreement with Boomerang Systems, Inc. For accounting purposes this was a reverse merger.

-
Equity – We did not reflect the proper accounting and recording of a 1 for 15 stock split. We did properly account for stock options that were granted by the Company.  We did not properly account for the issuance of warrants that accompanied promissory notes granted by the Company.

-
Debt - We did not maintain adequate procedures to properly record and classify debt, and the related debt discount on debt for the issuance of warrants that accompanies the promissory notes granted by the Company.

Based on the above factors management has concluded that our internal controls over financial reporting was not effective as of the end of the period covered by this Annual Report on Form 10-K/A amendment #2.

Accounting for the reverse merger and the transactions affecting our equity involved transactions we engaged in which were undertaken outside the usual and customary course of our company’s business.  The warrants issued along with the promissory notes were accounted for, but with the incorrect accounting method.  As a small business issuer, we do not maintain a full staff of accounting personnel with full knowledge of the accounting treatment for all transactions which constitutes a material weakness in our internal controls over financial reporting.  Our plan is to supplement our accounting staff with consultants from time to time as we believe necessary to provide the necessary experience in accounting for these types of transactions.  At this time, based on the stage of development of our company, we do not plan to add any further full-time accounting personnel in order to address the accounting for transactions outside the usual and customary course of our business which may lead to further material weaknesses in our internal controls over financial accounting.  We have instituted oversight and monitoring of accounting procedures and review of our financial statements and footnote disclosures by an outside consultant.  Measures are also being taken to include documentation of management oversight and review as part of the appropriate functional procedures.  We believe that these changes will lead to a reduction of future material weaknesses.

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

July 17, 2009

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

SUMMARY COMPENSATION TABLE
Annual Compensation

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (1) (f)	Non-Equity Incentive Plan Compensation- sation ($) (g)	Nonqualified Deferred Compensation- station Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Amichaim Abramson,	2008	-0-	-0-	-0-	$472,495	-0-	-0-	-0-	$472,495
Vice President	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Joseph Bellantoni,	2008	-0-	-0-	-0-	$472,495	-0-	-0-	-0-	$472,495
Chief Financial Officer	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Stanley J. Checketts,	2008	$100,008	-0-	-0-	-0-	-0-	-0-		$100,008
Chief Executive Officer(2) (3)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Christopher Mulvihill,	2008	$150,000	-0-	-0-	-0-	-0-	-0-		$150,000
President	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Guy Jardine,	2008	$116,511	-0-	-0-	-0-	-0-	-0-		$116,511
Vice President and Director(2) (3)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

	Option Awards				Stock Awards
Name (a)	Number of securities underlying unexercised Options (#) Exercisable/ Unexercisable (b-c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date mm/dd/yy (f)	Number of shares or units of Stock held that have not vested (#) (g)	Market value of shares or units of Stock held that have not vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or payout value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Joseph Bellantoni	350,000/0	-0-	$0.90	February 5, 2018	-0-	-0-	-0-	-0-
Guy Jardine	0/150,000	150,000	$0.90	February 5, 2013	-0-	-0-	-0-	-0-
Amichaim Abramson	350,000/0	-0-	$0.90	February 5, 2018	-0-	-0-	-0-	-0-

Director Compensation
The following table provides information with respect to compensation of our Directors during the year ended September 30, 2008.  The compensation paid to our named executive officers who are also Directors is reflected in the Summary Compensation Table above.

Name (a)	Fees earned or paid in cash ($) (b)	Stock Awards ($) (1) (c)	Option Awards ($) (1) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)

David Koffman	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Paul J. Donohue	-0-	-0-	$33,750	-0-	-0-	-0-	$33,750

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

Equity Compensation Plan Information. The following table provides information as of  September 30, 2008 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information As of September 30, 2008

				(c)
				Number of securities
	(a)		(b)	remaining available for
	Number of securities to		Weighted-average exercise	future issuance under equity
	be issued upon exercise		price of outstanding	compensation plans
	of outstanding options,		options, warrants and	(excluding securities
Plan Category	warrants and rights		rights	reflected in column (a))
Equity compensation plans approved by security holders	-0-		N/A	66,667	(1)

Equity compensation plans not approved by security holders	1,360,000	(2)	$0.90	-0-

Total	1,360,000		$0.90	66,667

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

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS
ENDED SEPTEMBER 30, 2008 and DECEMBER 6, 2006 (date of inception) THROUGH SEPTEMBER 30, 2007

	Common Stock	Par Value	Additional Paid in Capital	Accumulated. Deficit	Total
Balance at December 6, 2006 (Inception)	13,333,333	$13,333	$1,604,077	$0	$1,617,410
Net Loss	0	0	0	(1,614,302)	(1,614,302)
Balance at September 30,2007	13,333,333	$13,333	$1,604,077	$(1,614,302)	$3,108
Recapitalization of the Company	1,157,030	1,157	(690,327)	0	(689,170)
Issuance of Stock- Private Placement	2,000,000	2,000	1,725,523	0	1,727,523
Issuance of Stock- Options & Warrants	0	0	1,603,263	0	1,603,263
Debt Discount- Promissory Notes with Warrants	0	0	1,500,000	0	1,500,000
Net Loss	0	0	0	(6,612,899)	(6,612,899)
Balance at September 30, 2008	16,490,363	$16,490	$5,742,536	$(8,227,201)	$(2,468,175)

See accompanying notes.
Note: The reverse split stock of 1 for 15 that took place during fiscal year 2008 is reflective retroactively in the above table.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 and DECEMBER 6, 2006 (date of inception) THROUGH SEPTEMBER 30, 2007

	2008	2007
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(6,612,899)	$(1,614,302)
Adjustments to reconcile net loss to net cash (used in) operating activities:
(1) Depreciation and amortization	18,684	1,084
(2) Grant of options for services	1,603,263	0
(3) Amortization of debt discount	187,500	0

Changes in assets and liabilities:
(Increase) Accounts receivable	(177,500)	0
(Increase) Costs and estimated earned profits in excess of billings on completed contracts	(28,814)	0
(Increase) Prepaid and other assets	(50,066)	(41,654)
(Increase) Inventory	(80,488)	0
Increase Accounts payable and accrued liabilities	690,761	401,831
Net cash (used in) operating activities	(4,449,559)	(1,253,041)

Cash flows from investing activities:
Property and equipment	(253,624)	(8,760)
Cash of Digital upon reverse merger	10,847	0
Net cash (used in) provided by investing activities	(242,777)	(8,760)

Cash flows from financing activities:
Proceeds from loans payable	4,491,124	0
Repayment of loans payable	(1,456,306)	0
Proceeds from private placement- common stock	1,727,523	0
Capital contribution	0	1,617,410
Net cash provided by financing activities	4,762,341	1,617,410

Increase in cash and cash equivalents	70,005	355,609
Cash and cash equivalents, beginning of year	355,609	0
Cash and cash equivalents, end of year	425,614	355,609

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	43,786	0
Income taxes	5,565	0

Non-cash investing and financing activities:
Discount on debt issued with warrants attached	1,500,000	0

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

Note 1- Summary of Significant Accounting Policies (continued)

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

Note 1- Summary of Significant Accounting Policies (continued)

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

•
During the second quarter of fiscal year 2008, the Company granted stock options that have a vesting provision, for which the corresponding expense for the vesting that occurred during the year ended September 30, 2008 was not recognized. During the year ended September 30, 2008 we have now recognized $53,904, as it relates to the expense for these vesting options.

•
During the year ended September 30, 2008, the Company incorrectly recorded an expense of $67,360 for warrants associated with the equity sale of 2,000,000 shares of the Company’s common stock on February 6, 2008. These warrants were issued as fees with this exclusive equity cash raise for the Company.  There is no expense associated with the granting of warrants in connection with the sale of this equity.

Balance Sheet data as of September 30, 2007:

The balance sheet data previously presented was that of the legal acquirer, Digital, the current balance sheet presented is that of the accounting acquirer, Boomerang.  In addition, the Company did not present a comparative balance sheet for September 30, 2007 because it was under the impression it was filing a Form K-SB not a Form K.

Note 2- Restatement and Correction of Error of Previously Issued Financial Statements (continued)

Balance Sheet components of the restatement data as of September 30, 2008 are as follows:
	As Filed	Restated	Change
Assets
Cash	425,614.00	425,614.00	-
Accounts Receiveable	177,500.00	177,500.00	-
Excess Billings	28,814.00	28,814.00	-
Inventories	80,488.00	80,488.00	-
Prepaid	91,720.00	91,720.00	-
Property Plant	242,616.00	242,616.00	-
Total Assets	1,046,752.00	1,046,752.00

Liabilitites
Accounts Payable	1,191,513.00	1,305,853.00	(114,340.00)
Debt-current	3,542,852.00	2,116,012.00	1,426,840.00
Debt-long term	93,062.00	93,062.00	-
Total Liabilties	4,827,427.00	3,514,927.00

Stockholders' Deficit
Common Stock	16,490.00	16,490.00	-
Additional Paid in Capital	4,899,178.00	5,742,536.00	(843,358.00)
Accumulated Deficit	(8,696,343.00)	(8,227,201.00)	(469,142.00)
Total Stockholders' Deficit	(3,780,675.00)	(2,468,175.00)
Total Liabilities & Stockholders' Deficit	1,046,752.00	1,046,752.00
Details/Adjustments on Changes to the Balance Sheet
Category	As Filed	Note	Change	Restated
Accounts Payable	1,191,513.00			1,191,513.00
		(a)	114,340.00	114,340.00
			114,340.00	1,305,853.00

Debt-current	3,542,852.00			3,542,852.00
		(a)	(114,340.00)	(114,340.00)
		(b)	(1,500,000.00)	(1,500,000.00)
		(c)	187,500.00	187,500.00
			(1,426,840.00)	2,116,012.00

Additional Paid in Capital	4,899,178.00			4,899,178.00
		(b)	1,500,000.00	1,500,000.00
		(d)	(2,245,596.00)	(2,245,596.00)
		(e)	53,904.00	53,904.00
		(f)	(67,360.00)	(67,360.00)
		(g)	1,602,410.00	1,602,410.00
			843,358.00	5,742,536.00

Accumulated Deficit	(8,696,343.00)			(8,696,343.00)
		(c)	(187,500.00)	(187,500.00)
		(d)	2,245,596.00	2,245,596.00
		(e)	(53,904.00)	(53,904.00)
		(f)	67,360.00	67,360.00
		(g)	(1,602,410.00)	(1,602,410.00)
			469,142.00	(8,227,201.00)

Note 2- Restatement and Correction of Error of Previously Issued Financial Statements (continued)

Statements of Operations components of the restatement data for the year ended September 30, 2008 are as follows:
	As Filed	Restated	Change
System Sales	938,140.00	938,140.00	-

COGS	(1,002,552.00)	(1,002,552.00)	-

Gross (Loss)	(64,412.00)	(64,412.00)

Expenses
Other Operations	-	-	-
Sales & Marketing	1,052,147.00	1,052,147.00	-
General & Administrative	5,865,713.00	3,606,661.00	2,259,052.00
Research & Development	1,575,619.00	1,575,619.00	-
Depreciation & Amortization	18,684.00	18,684.00	-
Total Expenses	8,512,163.00	6,253,111.00

(Loss) from Operations	(8,576,575.00)	(6,317,523.00)	(2,259,052.00)

Other Income(Expenses)
Interest Income	9,611.00	9,611.00	-
Interest Expense	(123,945.00)	(311,445.00)	187,500.00
Debt Discount	4,225.00	4,225.00	-
Debt Write Off	7,798.00	7,798.00	-
Total Other Income(Expenses)	(102,311.00)	(289,811.00)

(Loss) Before Provision for Income Taxes	(8,678,886.00)	(6,607,334.00)	(2,071,552.00)
Provision for Income Taxes	5,565.00	5,565.00	-

Net (Loss)	(8,684,451.00)	(6,612,899.00)	(2,071,552.00)

Note 2- Restatement and Correction of Error of Previously Issued Financial Statements (continued)
Details/Adjustments on Changes to the Statement of Operations
Category	As Filed	Note	Change	Restated
General & Administrative	5,865,713.00			5,865,713.00
		(d)	(2,245,596.00)	(2,245,596.00)
		(e)	53,904.00	53,904.00
		(f)	(67,360.00)	(67,360.00)
			(2,259,052.00)	3,606,661.00

Interest Expense	123,945.00	(c)	187,500.00	311,445.00

Net Loss	(8,684,451.00)			(8,684,451.00)
		(d)	2,245,596.00	2,245,596.00
		(e)	(53,904.00)	(53,904.00)
		(f)	67,360.00	67,360.00
		(c)	(187,500.00)	(187,500.00)
			2,071,552.00	(6,612,899.00)

Earnings Per Share:
Basic Net Loss per Common Share	(0.78)	(h)	0.35	(0.48)
Diluted Net Loss per Common Share	(0.78)	(h)	0.35	(0.48)

Weighted Average Number of Shares- Basic	11,127,886	(i)	4,249,754	15,377,640
Weighted Average Number of Shares- Diluted	11,127,886	(i)	4,249,754	15,377,640

(a)-	Reclassification deferred rent to accounts payable and accured expenses from debt-current.
(b)-	Recording the debt discount for the warrants that accompany the promissory notes to their maximum proportional value relative to the debt.
(c)-	Recording the amortization for the debt discount for the quarter and year ended September 30, 2008.
(d)-	To reverse the initial entry to record the value of the warrants that accompanied the promissiory notes.
(e)-	To record expenses for vested portion for granted options that vest over three years in accordance with FAS No. 123 (R).
(f)-	To reverse an expense recorded for warrants granted in connection with the sale of common stock in a private placement. There should be no expense associated with regards to the warrants.
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

(h)-	As a result of the above entries that effected earnings, the earnings per share are affected based on the cummulative effect of these entries.
(i)-	To correct weighting of shares as a result of the recapitalization and the change in capital structure.

Note 2- Restatement and Correction of Error of Previously Issued Financial Statements (continued)

Statements of Operations components of the restatement data for the year ended September 30, 2007 are as follows:
	As Filed	Restated	Change
System Sales	-	-	-

COGS	-	-	-

Gross (Loss)	-	-

Expenses
Other Operations	197.00	-	197.00
Sales & Marketing	-	104,747.00	(104,747.00)
General & Administrative	108,786.00	396,129.00	(287,343.00)
Research & Development	-	1,120,719.00	(1,120,719.00)
Depreciation & Amortization	1,049.00	1,084.00	(35.00)
Total Expenses	110,032.00	1,622,679.00

(Loss) from Operations	(110,032.00)	(1,622,679.00)	1,512,647.00

Other Income(Expenses)
Interest Income	-	8,377.00	(8,377.00)
Interest Expense	(27,452.00)	-	(27,452.00)
Interest Expense- Convertible Note	(4,767.00)
Debt Discount	(2,475,000.00)	-	(2,475,000.00)
Gain on Sale Swingstation Assets	177,701.00
(Loss) on Sale of furniture & Fixtures	(6,182.00)
Debt Write Off	-	-	-
Total Other Income(Expenses)	(2,335,700.00)	8,377.00

(Loss) Before Provision for Income Taxes	(2,445,732.00)	(1,614,302.00)	(831,430.00)
Provision for Income Taxes	5,148.00	-	5,148.00

Net (Loss)	(2,450,880.00)	(1,614,302.00)	(836,578.00)

Earnings Per Share:
Basic Net Loss per Common Share	(3.35)	(0.12)	3.23
Diluted Net Loss per Common Share	(3.35)	(0.12)	3.23

Weighted Average Number of Shares- Basic	732,134	13,333,333	12,601,199
Weighted Average Number of Shares- Diluted	732,134	13,333,333	12,601,199

The changes in the Statement of Operations for the year ended September 30, 2007 is because we had originally used the income statement for the legal acquirer and not the accounting acquirer.

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

Note 6- Income Taxes (continued)

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

In May 2008, we entered into a grid loan agreement with J&A Financing for a maximum borrowing availability of $1,500,000 with interest of 9% and it’s due on demand for which it has drawn down $1,890,000.  The Company was in the process of doing a Private Placement Memorandum (“PPM”) in the amount of $1,500,000.  Due to the timing of closing the PPM, the

Note 7- Debt (continued)

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

Note 9- Options and Warrants

During the first quarter of fiscal 2008, we granted options to purchase common stock, comprised of the following: (i) ten-year non-statutory options granted to employees and consultants to purchase 1,147,686 shares of common stock exercisable at $0.90 per share; (ii) five-year non-statutory options to purchase 360,000 shares exercisable at $0.90 per share.  The fair value of common shares on the date of grant for the 1,147,686 and the 360,000 options was $1.35 per share, for a total value of $2,035,491.  The first category of 1,147,686 shares is fully vested as of the grant date of February 6, 2008 with a term of ten years.  These have a value of $1,549,359 and have been fully expensed during the year ended September 30, 2008.  The other category of options of 360,000 shares is subject to the following vesting schedule; 25% eighteen months after the grant date of February 6, 2008 and 25% every six months thereafter.  These stock options are subject to forfeiture until service conditions associated with their grant are satisfied, these options are valued at $485,132.  The Company has recognized $53,904 in expense with regards to these options during the year ended September 30, 2008 in accordance with FAS 123 (R).

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

Note 9- Options and Warrants (continued)

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

Note 9- Options and Warrants (continued)

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

Note 10- Related Party Transactions (continued)

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

Note 10- Related Party Transactions (continued)

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

BOOMERANG SYSTEMS INC.

Dated: August 5, 2009	By:	/s/ STANLEY J. CHECKETTS
Stanley J. Checketts, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ STANLEY J. CHECKETTS	Chief Executive Officer	August 5, 2009
Stanley J. Checketts	and Director

/s/ JOSEPH R. BELLANTONI	Chief Financial Officer	August 5, 2009
Joseph R. Bellantoni	and Director

/s/ GUY JARDINE	Chief Operating Officer	August 5, 2009
Guy Jardine	and Director

/s/ MAUREEN COWELL	Director	August 5, 2009
Maureen Cowell

/s/ PAUL J. DONAHUE	Director	August 5, 2009
Paul J. Donahue