Form 10-Q/A
period 2009-03-31
Boomerang Systems, Inc.
filed 2009-08-06
CIK 314712

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

RESTATEMENT OF FINANCIAL STATEMENTS

Boomerang Systems, Inc. has received comment letters from the Securities and Exchange Commission (the “SEC”) regarding the company’s Form 10-Q for the period ended March 31, 2009 (the “Original Report”).  We have responded to the SEC’s comments in this Amendment Number 1 (the “Amendment”).  The primary purpose of the Amendment is to restate the financial statements.

•
During the second quarter of fiscal year 2009 a related party forgave $692,697 in debt.  The company recorded this as Other Income.  With further review the company has reclassified this to be a capital contribution and it is now recorded in Additional Paid In Capital for the quarter ended March 31, 2009.

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

	Consolidated balance sheets	4

	Consolidated statements of operations	5

	Consolidated statements of cash flows	6

	Notes to consolidated financial statements	7-16

Item 2.	Management's Discussion and Analysis or Plan of Operations	17-24

Item 3.	Controls and Procedures	25-26

	PART II OTHER INFORMATION

Item 4.	Exhibits	27

ITEM 1.   FINANCIALSTATEMENTS
BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$49,716	$425,614
Accounts receivable	79,367	177,500
Costs and estimated earned profits in excess of billings on completed contracts	0	28,814
Inventories	81,243	80,488
Prepaid expenses and other assets	37,064	91,720
Total current assets	247,390	804,136

Property, plant and equipment, net	224,211	242,616

	$471,601	$1,046,752

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$787,459	$1,305,853
Debt, current portion - net of discount	1,634,885	2,116,012
Debt - related party current portion	1,078,900	-
Total current liabilities	3,501,244	3,421,865

Long term liabilities:
Debt- less current portion	421,935	93,062
Debt- related party- less current portion	1,000,000	-
Total long term liabilities	1,421,935	93,062

Total liabilities	4,923,179	3,514,927

Stockholders' deficit:
Common stock, $0.001 par value; authorized shares 35,000,000; 16,490,363 issued and outstanding	16,490	16,490
Additional paid in capital	6,489,137	5,742,536
Accumulated deficit	(10,957,205)	(8,227,201)
Total stockholders' deficit	(4,451,578)	(2,468,175)

	$471,601	$1,046,752

See notes to consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
	(Restated)		(Restated)
Revenues:
System sales	$-	$561,442	$-	$392,806
Total revenues	-	561,442	-	392,806

Cost of Goods Sold	-	(625,854)	-	(391,932)
Gross Loss	-	(64,412)	-	874

Expenses:
Other operations	-	1,943	-	1,943
Sales and marketing	478,334	561,398	198,301	369,687
General and administrative expenses	888,641	2,338,110	408,613	2,006,058
Research and development	395,946	881,721	114,372	230,081
Depreciation and amortization	18,405	10,780	2,865	10,780
Total expenses	1,781,326	3,793,952	724,151	2,618,549

Loss from operations	(1,781,326)	(3,858,364)	(724,151)	(2,617,675)

Other income (expenses):
Interest income	1,346	6,515	289	4,264
Interest expense	(194,360)	(23,902)	(104,869)	(22,043)
Interest expense- debt discount	(750,000)	-	(375,000)	-
Total other income (expenses)	(943,014)	(17,387)	(479,580)	(17,779)

Loss before provision for income taxes	(2,724,340)	(3,875,751)	(1,203,731)	(2,635,454)
Provision for income taxes	5,664	-	1,548	-

Net loss	$(2,730,004)	$(3,875,751)	$(1,205,279)	$(2,635,454)

Net loss per common share - basic and diluted	$(0.17)	$(0.27)	$(0.07)	$(0.17)

Weighted average number of shares - basic and diluted	16,490,363	14,270,035	16,490,363	15,227,552

See notes to consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2009	2008
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,730,004)	$(3,875,751)
Adjustments to reconcile net loss operations to net cash (used in) operating activities:
Depreciation	18,405	10,780
Options for services	53,904	1,562,835
Amortization of debt discount	750,000
Cancellation of debt- capital contribution	692,697
Changes in assets and liabilities:
Accounts receivable	98,133	(268,997)
Costs and estimated earned profits in excess of billings on completed contracts	28,814	(117,372)
Inventories	(755)	(1,999)
Prepaid expenses and other assets	54,656	14,329
Accounts payable and accrued liabilities	(518,394)	575,815
Billings in excess of costs	-	18,527
NET CASH (USED IN) OPERATING ACTIVITIES	(1,552,544)	(2,081,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(214,104)
Cash of Digital upon reverse merger	-	10,847
NET CASH (USED IN) INVESTING ACTIVITIES	-	(203,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	1,194,729	785,000
Repayment for loans payable	(18,083)	(219,701)
Proceeds from Private Placement	-	1,727,523
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,176,646	2,292,822

NET (DECREASE) INCREASE IN CASH	(375,898)	7,732
CASH - beginning of period	425,614	355,609

CASH - end of period	$49,716	$363,341

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$9,854	$-
Income taxes	$5,664	$-

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

Note 2 - GOING CONCERN:

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2008 of $6,612,899 which includes non-cash expenses of $1,603,263 for stock options that were issued during the fiscal year, $187,500 amortization of debt discount and $18,684 for depreciation. For the first six months ended March 31, 2009, the Company incurred a net loss of $2,730,004 which includes the non-cash expense of $53,904 for stock options, $750,000 amortization of debt discount, $18,405 for depreciation and $692,697 for capital contribution for cancellation of related party debt. The Company had negative cash flow from operations for the first six months ended March 31, 2009 and during the year ended September 30, 2008 in the amount of $1,552,544 and $4,449,559, respectively. As of March 31, 2009 and September 30, 2008, the Company's liabilities exceeded its assets by $4,451,578 and $2,468,175, respectively.

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

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENT:

The financial statements for the period ended March 31, 2009 have been restated to correct the accounting treatment previously recorded for certain transactions.

•
During the second quarter of fiscal year 2009 a related party forgave $692,697 in debt.  The company recorded this as Other Income.  Upon further review the company has reclassified this to be a capital contribution and it is now recorded in Additional Paid In Capital for the quarter ended March 31, 2009.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENT: (continued)

Balance Sheet components of restatement data as of March 31, 2009:
Assets	As Filed	Restated	Change
Cash	49,716.00	49,716.00	-
Accounts Receiveable	79,367.00	79,367.00	-
Excess Billings	-	-	-
Inventories	81,243.00	81,243.00	-
Prepaid	37,064.00	37,064.00	-
Property Plant	224,211.00	224,211.00	-
Total Assets	471,601.00	471,601.00

Liabilitites
Accounts Payable	787,459.00	787,459.00	-
Debt-current	1,634,885.00	1,634,885.00	-
Debt-related current	1,078,900.00	1,078,900.00	-
Debt- long term	421,935.00	421,935.00	-
Debt- related long term	1,000,000.00	1,000,000.00	-
Total Liabilties	4,923,179.00	4,923,179.00

Stockholders' Deficit
Common Stock	16,490.00	16,490.00	-
Additional Paid in Capital	5,796,440.00	6,489,137.00	(692,697.00)
Accumulated Deficit	(10,264,508.00)	(10,957,205.00)	692,697.00
Total Stockholders' Deficit	(4,451,578.00)	(4,451,578.00)
Total Liabilities & Stockholders' Deficit	471,601.00	471,601.00

Details/Adjustments on Changes to the Balance Sheet
Category	As Filed	Note	Change	Restated
Additional Paid in Capital	5,796,440.00			5,796,440.00
		(a)	692,697.00	692,697.00
			692,697.00	6,489,137.00

Deficit	(10,264,508.00)			(10,264,508.00)
		(a)	(692,697.00)	(692,697.00)
			(692,697.00)	(10,957,205.00)

(a)-	Reclassification of related party Forgiveness of Debt from Other Income to Additional Paid in Capital to record it as a capital contribution.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENT: (continued)

Statements of Operations components of restatement data for the Six Months ended March 31, 2009:
	As Filed	Restated	Change
System Sales	-	-	-

COGS	-	-	-

Gross (Loss)	-	-

Expenses
Other Operations	-	-	-
Sales & Marketing	478,334.00	478,334.00	-
General & Administrative	888,641.00	888,641.00	-
Research & Development	395,946.00	395,946.00	-
Depreciation & Amortization	18,405.00	18,405.00	-
Total Expenses	1,781,326.00	1,781,326.00

(Loss) from Operations	(1,781,326.00)	(1,781,326.00)	-

Other Income(Expenses)
Interest Income	1,346.00	1,346.00	-
Cancellation of Debt	692,697.00	-	692,697.00
Interest Expense	(194,360.00)	(194,360.00)	-
Interest Expense- debt discount	(750,000.00)	(750,000.00)	-
Total Other Income(Expenses)	(250,317.00)	(943,014.00)

(Loss) Before Provision for Income Taxes	(2,031,643.00)	(2,724,340.00)	692,697.00
Provision for Income Taxes	5,664.00	5,664.00	-

Net (Loss)	(2,037,307.00)	(2,730,004.00)	692,697.00

Details/Adjustments on Changes to the Income Statement
Category	Orginial	Note	Change	Restated
Cancellation of Debt	692,697.00			692,697.00
		(a)	(692,697.00)	(692,697.00)
			(692,697.00)	-

Earnings Per Share:
Basic Net Loss per Common Share	(0.12)	(b)	(0.05)	(0.17)
Diluted Net Loss per Common Share	(0.12)	(b)	(0.05)	(0.17)

Weighted Average Number of Shares- Basic	16,490,363		-	16,490,363
Weighted Average Number of Shares- Diluted	16,490,363		-	16,490,363

(a)-	Reclassification of related party Forgiveness of Debt from Other Income to Additional Paid in Capital to record it as a capital contribution.
(b)-	As a result of the above entries that effected earnings, the earnings per share are affected based on the cummulative effect of these entries.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 3- RESTATEMENT AND CORRECTION OF ERROR OF PREVIOUSLY ISSUED FINANCIAL STATEMENT: (continued)

Statements of Operations components of restatement data for the Three Months ended March 31, 2009:
	As Filed	Restated	Change
System Sales	-	-	-

COGS	-	-	-

Gross (Loss)	-	-

Expenses
Other Operations	-	-	-
Sales & Marketing	198,301.00	198,301.00	-
General & Administrative	408,613.00	408,613.00	-
Research & Development	114,372.00	114,372.00	-
Depreciation & Amortization	2,865.00	2,865.00	-
Total Expenses	724,151.00	724,151.00

(Loss) from Operations	(724,151.00)	(724,151.00)	-

Other Income(Expenses)
Interest Income	289.00	289.00	-
Cancellation of Debt	692,697.00	-	692,697.00
Interest Expense	(104,869.00)	(104,869.00)	-
Interest Expense- debt discount	(375,000.00)	(375,000.00)	-
Total Other Income(Expenses)	213,117.00	(479,580.00)

(Loss) Before Provision for Income Taxes	(511,034.00)	(511,034.00)	-
Provision for Income Taxes	5,664.00	5,664.00	-

Net (Loss)	(516,698.00)	(516,698.00)	-

Details/Adjustments on Changes to the Income Statement
Category	Orginial	Note	Change	Restated
Cancellation of Debt	692,697.00			692,697.00
		(a)	(692,697.00)	(692,697.00)
			(692,697.00)	-

Earnings Per Share:
Basic Net Loss per Common Share	(0.03)	(b)	(0.05)	(0.07)
Diluted Net Loss per Common Share	(0.03)	(b)	(0.05)	(0.07)

Weighted Average Number of Shares- Basic	16,490,363		-	16,490,363
Weighted Average Number of Shares- Diluted	16,490,363		-	16,490,363

(a)-	Reclassification of related party Forgiveness of Debt from Other Income to Additional Paid in Capital to record it as a capital contribution.
(b)-	As a result of the above entries that effected earnings, the earnings per share are affected based on the cummulative effect of these entries.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS:

S&S Worldwide, Inc. (“S&S”), of which HSK Funding, Inc., Lake Isle Corp. and Venturetek, LP, are beneficial holders, has, since Boomerang’s inception, provided Boomerang with consulting services and purchased for resale to Boomerang the parts and components used in the manufacture and construction of the two existing Boomerang automated parking and self-storage pilot systems and utilized in Boomerang’s research and development activities.  The services, parts, components and other activities of S&S have been charged by S&S to Boomerang based on the actual cost to S&S of the time and materials plus an override of 5%.  During March 2009, S&S has forgiven $692,697 of this debt.  This is being considered as a capital contribution and is recorded in additional paid in capital.  As of March 31, 2009, $891 is outstanding to S&S to be paid from Boomerang. Except for limited purchases from S&S, Boomerang is purchasing parts, components and other services directly.

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
(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS (continued):

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

During the six months ended March 31, 2009, two of the Company’s shareholders, HSK Funding Inc. and Lake Isle Corp. have agreed to make unsecured bridge loans to the Company in the amount of $287,500 and $791,400, respectively, with an interest rate of 9% and is due on demand, which would provide working capital until the Company could raise additional funds through a Private Placement Offering.  These short-term loans are presented as current debt to related parties as of March 31, 2009.

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

During the six months ended March 31, 2009, two of the Company’s shareholders, HSK Funding Inc. and Lake Isle Corp. have agreed to make unsecured bridge loans to the Company in the amount of $287,500 and $791,400, respectively, with an interest rate of 9% and is due on demand, which would provide working capital until the Company could raise additional funds through a Private Placement Offering.  These short-term loans are presented as current debt to related parties as of March 31, 2009.

During the six months ended March 31, 2009, two of the Company’s shareholders, HSK Funding Inc. and Lake Isle Corp. have agreed to make unsecured bridge loans to the Company in the amount of $287,500 and $791,400, respectively, with an interest rate of 9% and is due on demand, which would provide working capital until the Company could raise additional funds through a Private Placement Offering.  These short-term loans are presented as current debt to related parties as of March 31, 2009.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 15– SUBSEQUENT EVENTS:

On April 14, 2009, the Board of Directors approved the HSK Funding, Inc. and Lake Isle Corp. loans of $287,500 and $791, 400, respectively, to be convertible into stock at the same terms of the private placement offering that is expected to be closed by May 29, 2009.

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

On May 15, 2009, the Company issued stock options to three of its employees for a total of 1,000,000 shares with an exercise price of $0.10per share.  These 1,000,000 shares are subject to the following vesting schedule; 25% eighteen months after the grant date of May 15, 2009 and 25% every six months thereafter.  These stock options are subject to forfeiture until service conditions associated with their grant are satisfied.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 2009, the Company had net loss of $2,730,004. Included in net loss is the non-cash expense of $18,405 of depreciation, $53,904 for stock options, $750,000 to amortize the debt discount and $692,697 for capital contribution for cancellation of related party debt.

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

  There are Questions As to the Company’s Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions.  The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.  The Company had a loss in fiscal 2008 of $6,612,899 which includes the non-cash expenses of $1,603,263 for stock options that were issued during the fiscal year, $18,684 for depreciation and $187,500 for the amortization of debt discount.  The net loss for the first six months of fiscal 2009 in the amount of $2,730,004 includes the non-cash expenses of $18,405 for depreciation, $53,904 for stock options, $750,000 for the amortization of debt discount and $692,697 for capital contribution for the cancellation of related party debt. The Company had a working capital deficiency at March 31, 2009 of $3,253,854. The Company had a negative cash flow from operations during the first six months of fiscal 2009 and in fiscal 2008 of $1,552,544 and $2,081,833, respectively.  As of March 31, 2009, the Company’s liabilities exceeded its assets by $4,451,578.  All the foregoing factors lead to questions concerning the Company’s ability to meet its obligations as they come due.  The Company has financed its activities using private debt and equity financings.  As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company’s assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls
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

Based upon that evaluation, our company's Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of the significant deficiency and the material weakness described below.   We believe that additional remediation efforts will be required, including:

Restatement of financial statements for the quarter ended December 31, 2008:
The financial statements for the quarter and three months ended December 31, 2008 and 2007, and the balance sheet as of September 30, 2008 have been restated to correct the accounting treatment previously recorded for certain transactions.

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
•
During the fourth quarter of fiscal year 2008 the company issued debt with warrants attached.  The value of these warrants was capitalized and accounted for as a discount on debt in the Company’s restated Form 10K/A for the year ended September 30, 2008.  We have amortized $375,000 of this debt discount, and accounted it as interest expense for the quarter and three months ended December 31, 2008.

Restatement of financial statements for the quarter ended March 31, 2009:
The financial statements for the quarter ended March 31, 2009 have been restated to correct the accounting treatment previously recorded for certain transactions.
•
During the second quarter of fiscal year 2009 a related party forgave $692,697 in debt.  The company recorded this as Other Income.  Upon further review the company has reclassified this to be a capital contribution and it is now recorded in Additional Paid In Capital for the quarter ended March 31, 2009.

Other than the items discussed above there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes In Internal Controls

We have instituted an internal control over financial reporting remediation program which constituted a change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2009.  We have instituted oversight and monitoring of accounting procedures and review of our financial statements and footnote disclosures by an outside consultant.  Measures are also being taken to include documentation of management oversight and review ..  We believe that these changes will lead to a reduction of future material weaknesses.

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