Form 10-Q
period 2009-06-30
Boomerang Systems, Inc.
filed 2009-08-13
CIK 314712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Class - Common Stock, $0.001 par value
16,490,363 shares Outstanding at July 24, 2009
Transitional Small Business Disclosure Format (Check one):       Yes ☐   No ☒

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED JUNE 30, 2009

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The attached unaudited financial statements of Boomerang Systems, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

Consolidated balance sheets	3

Consolidated statements of operations	4

Consolidated statements of cash flows	5

Notes to consolidated financial statements	6-12

Item 2. Management's Discussion and Analysis or Plan of Operations	13-22

Item 3. Controls and Procedures	22-23
PART II
OTHER INFORMATION

Item 4. Exhibits	24-28

ITEM 1.   FINANCIAL STATEMENTS

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,334,028	$425,614
Accounts receivable	52,982	177,500
Costs and estimated earned profits in excess of
billings on completed contracts	-	28,814
Inventories	134,887	80,488
Prepaid expenses and other assets	31,337	91,720
Total current assets	1,553,234	804,136

Property, plant and equipment, net	271,983	242,616

	$1,825,217	$1,046,752

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$641,218	$541,892
Accrued liability- related party	375,422	763,961
Debt, current portion - net of discount	2,061,604	1,116,012
Debt - related party	-	1,000,000
Total current liabilities	3,078,244	3,421,865

Long term liabilities:
Debt- less current portion	425,568	93,062
Debt- related party	1,000,000	-
Total long term liabilities	1,425,568	93,062

Total liabilities	4,503,812	3,514,927

Stockholders' deficit:
Common stock, $0.001 par value; authorized shares 35,000,000;
16,490,363 issued and outstanding	16,490	16,490
Preferred stock, $0.01 par value; authorized 1,000,000;
33,609 issued and outstanding	336	-
Additional paid in capital	9,908,050	5,742,536
Accumulated deficit	(12,603,471)	(8,227,201)
Total stockholders' deficit	(2,678,595)	(2,468,175)

	$1,825,217	$1,046,752

See notes to consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Revenues:
System sales	$-	$938,140	$-	$376,698
Total revenues	-	938,140	-	376,698

Cost of Goods Sold	-	(1,002,552)	-	(376,698)
Gross Loss	-	(64,412)	-	-

Expenses:
Sales and marketing	728,636	795,143	250,302	233,745
General and administrative expenses	1,485,317	2,856,654	596,676	518,545
Research and development	693,503	1,202,248	297,557	320,526
Depreciation and amortization	29,236	13,918	10,831	3,138
Total expenses	2,936,692	4,867,963	1,155,366	1,075,954

Loss from operations	(2,936,692)	(4,932,375)	(1,155,366)	(1,075,954)

Other income (expenses):
Interest income	2,662	7,706	1,316	1,191
Interest expense	(308,607)	(49,816)	(114,247)	(25,915)
Interest expense- debt discount	(1,125,000)	-	(375,000)	-
Total other income (expenses)	(1,430,945)	(42,110)	(487,931)	(24,724)

Loss before provision for income taxes	(4,367,637)	(4,974,485)	(1,643,297)	(1,100,678)
Provision for income taxes	8,633	2,613	2,969	2,613

Net loss	$(4,376,270)	$(4,977,098)	$(1,646,266)	$(1,103,291)

Net loss per common share - basic and diluted	$(0.27)	$(0.33)	$(0.10)	$(0.07)

Weighted average number of shares - basic and diluted	16,490,363	15,010,144	16,490,363	16,490,363

See notes to consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,376,270)	$(4,977,098)
Adjustments to reconcile net loss operations to
net cash (used in) operating activities:
Depreciation	29,236	13,918
Options for services	119,026	1,583,049
Amortization of debt discount	1,125,000	-
Changes in assets and liabilities:
Accounts receivable	124,518	(126,012)
Costs and estimated earned profits in excess of
billings on completed contracts	28,814	(494,095)
Inventories	(54,399)	(54,609)
Prepaid expenses and other assets	60,383	(10,533)
Accounts payable and accrued liabilities	99,326	(977)
Accrued liability- related party	297,195	723,194
Billings in excess of costs	-	2,739
NET CASH (USED IN) OPERATING ACTIVITIES	(2,547,171)	(3,340,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(58,603)	(225,721)
Cash of Digital upon reverse merger	-	10,847
NET CASH (USED IN) INVESTING ACTIVITIES	(58,603)	(214,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	1,638,970	1,889,449
Repayment for loans payable	(19,782)	(404,830)
Proceeds from private placement	1,895,000	1,727,523
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,514,188	3,212,142

NET (DECREASE) INCREASE IN CASH	908,414	(343,156)
CASH - beginning of period	425,614	355,609

CASH - end of period	$1,334,028	$12,453

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$26,818	$-
Income taxes	$8,633	$2,613

Non-cash investing and financing activities:
Shareholder forgiveness of debt contributed as capital	$685,734	$-
Shareholder bridge loans converted to preferred stock	$1,465,900	$-

See notes to consolidated financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

Our company was incorporated under the laws of the State of Utah on December 6, 2006.

On February 6, 2008, the Company completed the acquisition (the “Acquisition”) of the business, assets and liabilities of Boomerang Systems Inc., a Utah corporation (“Boomerang Utah”), by the merger of Boomerang Utah into a wholly owned subsidiary of ours.  The Company issued as consideration for the acquisition 13,333,333 shares (on a post one-for-fifteen reverse split basis) of our Common Stock. Closing of the merger was subject to (i) the completion of a private placement of 2,000,000 post-split shares of our Common Stock pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) resulting in net proceeds to us of approximately $1,700,000, (ii) the completion of a one-for-fifteen reverse stock split of our outstanding shares, and (iii) completion by us of all filing requirements under the Securities Exchange Act of 1934, as amended, and the passage of all notice periods.

Hereinafter the Digital or Boomerang Utah are referred to as the “Company”, unless specific reference is made to a particular company or a subsidiary of a company.

On February 6, 2008, the Company effectuated a one-for-fifteen reverse stock split of their outstanding common shares. The Company's financial statements reflect this reverse split for all periods presented.

On February 6, 2008, the Company recapitalized the Company to give effect to the Acquisition.  Under generally accepted accounting principles, the acquisition by the Company of Boomerang Utah is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent, to the acquisition by Boomerang Utah of the Company, then known as Digital, with the issuance of stock by Boomerang Utah for the net monetary assets of the Company.  This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Boomerang Utah.  The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented.  Thus, the 13,333,333 shares of common stock issued to the former Boomerang Utah stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.  As a result of the transaction effected by the Exchange Agreement, the Company’s business has become the business of Boomerang Utah.

Subsequent to the Acquisition, the shareholders of Boomerang Utah will own approximately 80.9% of the Company’s then outstanding shares. As the Acquisition was a capital transaction, and not a business combination, there is no assigned goodwill or other intangible assets resulting from the Acquisition.

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

The accompanying unaudited consolidated financial statements of the Company have been prepared for the interim periods and are unaudited (consisting only of normal recurring adjustments) which are in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These statements should be read in conjunction with Form 10-K/A (amendment # 2) for fiscal 2008, and other filings of the Company, including, but not limited to, the Company’s Form DEF 14C filed on December 21, 2007, all forms of the Company, are on file with the Securities and Exchange Commission. The results of operations for the nine months ended June 30, 2009 are not necessarily indicative of the results for the Company to be expected for the full fiscal year ending September 30, 2009.

Certain fiscal 2008 items have been reclassified to conform with the fiscal 2009 presentation.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

Note 2 - GOING CONCERN:

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2008 of $6,612,899 which includes non-cash expenses of $1,603,263 for stock options that were issued during the fiscal year, $187,500 amortization of debt discount and $18,684 for depreciation. For the first nine months ended June 30, 2009, the Company incurred a net loss of $4,376,270 which includes the non-cash expense of $119,026 for stock options, $1,125,000 amortization of debt discount and $29,236 for depreciation. The Company had negative cash flow from operations for the nine months ended June 30, 2009 and during the year ended September 30, 2008 in the amount of $2,547,171 and $4,449,559, respectively. As of June 30, 2009 and September 30, 2008, the Company's liabilities exceeded its assets by $2,678,595 and $2,468,175, respectively.

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

NOTE 3 - RELATED PARTY TRANSACTIONS:

S&S Worldwide, Inc. (“S&S”), of which the Company’s primary shareholders, HSK Funding, Inc., Lake Isle Corp. and Venturetek, LP, are controlling shareholders, has, since Boomerang’s inception, provided Boomerang with consulting services and purchased for resale to Boomerang the parts and components used in the manufacture and construction of the two existing Boomerang automated parking and self-storage pilot systems and utilized in Boomerang’s research and development activities.  The services, parts, components and other activities of S&S have been charged by S&S to Boomerang based on the actual cost to S&S of the time and materials plus an override of 5%.  During the first nine months of fiscal 2009, S&S has forgiven $732,826 of debt due to them and Boomerang forgave a $46,903 receivable from S&S.  The net amount of $685,923 is being recorded as a capital contribution.  Except for limited purchases from S&S, Boomerang is purchasing parts, components and other services directly.  Mr. Stanley J. Checketts (“Checketts”), the Company’s Chief Executive Officer, was the founder of S&S and is its former Chief Executive Officer.

SB&G Properties L.C. an entity owned by HSK Funding, Lake Isle Corp. and Venturetek, is the landlord in a lease entered into with Boomerang Utah dated October 1, 2007, relating to premises located at 324 West 2450 North, Building A, Logan, Utah. The term of the lease is for one year renewable for an additional one year at a fixed annual rent of $260,610 plus real property and school taxes. The deferred rent liability of $79,393, which was deferred to October 1, 2008, has been reduced by $23,728, which are payments Boomerang Utah has made on behalf of the SB&G for construction costs. In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang Utah’s manufacturing activities.  On October 1, 2008 Boomerang Utah renewed and renegotiated the terms of the lease, which increased the deferred rent liability to $176,610 annually plus the net deferral from fiscal year end 2008, which remains unpaid.  The deferred rent liability as of June 30, 2009 is $233,328 and it is recorded as accrued liability- related party.

Stan Checketts Properties, L.C.(“SCP”), whose sole owner is Mr. Stanley J. Checketts, is the landlord under a lease entered into with Boomerang Utah dated October 1, 2007 for premises located at 324 West 2450 North, Building B, Logan, Utah. The term of the lease is for one year renewable for an additional one year at a fixed annual rent of $157,680 plus real property and school taxes. The deferred rent liability of $52,866, which was deferred to October 1, 2008, has been increased by $5,808 arising out of SCP paying real estate taxes on behalf of Boomerang Utah.  In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 18,000 square foot leased premises are also used for Boomerang Utah’s manufacturing activities.  On October 1, 2008 Boomerang Utah renewed and renegotiated the terms of the lease which increased the deferred rent liability to $106,857 annually plus the net deferral from fiscal year end 2008, which remain unpaid.  The deferred rent liability as of June 30, 2009 is $152,093 and it is recorded as accrued liability- related party.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS (continued):

SB&G is obligated on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $848,281 as of June 30, 2009, bearing interest at 7.845% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang Utah, along with Messrs. Gene Mulvihill (“Mulvihill”), the father of Christopher Mulvihill, the President of our Company, Checketts, and Burton Koffman (“Koffman”) are the joint and several guarantors of the promissory note.

SB&G’s shareholders, Messrs. Mulvihill and Koffman, are the guarantors of an operating lease entered into on September 1, 2007 between Boomerang Utah and a nonaffiliated bank. The lease relates to certain equipment used by Boomerang Utah in its manufacturing operations. The total cost of the equipment was approximately $900,000. The rental is payable in sixty monthly installments of approximately $12,750. Boomerang Utah has the option to purchase the equipment at the conclusion of the lease term for approximately $315,000 which amount is the parties’ pre-determined fair market value of the equipment at the conclusion of the lease.

J and A Financing, Inc., also affiliated with Messrs. Mulvihill and Koffman has guaranteed two loans to Boomerang Utah from a non-affiliated bank, totaling $485,000 as of June 30, 2009.

In May, 2008, we executed and delivered to J and A Financing, Inc. a Demand Grid Note with a maximum borrowing availability of $1,500,000. As of June 30, 2009, we have an outstanding balance of $1,000,000 on the Grid Note.  Interest under the Grid Note accrues at 9% per annum and principal and accrued interest is due on October 31, 2010. The gross proceeds of $1,000,000 were used for working capital and general corporate purposes.  This loan was classified as current debt as of September 30, 2008, and is now classified as long-term debt- related party and is unsecured.

During the nine months ended June 30 2009, two of the Company’s shareholders, HSK Funding Inc. and Lake Isle Corp. advanced funds of $287,500 and $1,178,400, respectively, to the Company in the form of unsecured bridge loans accruing interest at 9% per annum. In June 2009, the principal on these loans were converted into 2,875 and 11,784 shares of the Company Class A Preferred stock, respectively.

NOTE 4- INVENTORY:

Inventories consisting of parts, materials, and assemblies are stated at the lower of cost or market. Cost is determined using the weighted average cost method.

NOTE 5- REVENUE RECOGNITION:

Revenues from manufacturing contracts are recognized using the percentage-of-completion method of accounting. Under this method, revenues earned are primarily recorded based on the contract. Contract costs include all direct material, labor, freight, and equipment costs, and those indirect costs related to contract performance such as indirect labor, overhead, supplies, shop, and tool costs. Selling, general, and administrative costs are charged to expense when incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, inclusive of those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and will be recognized in the period in which the changes are determined. The asset "Costs and estimated earned profits in excess of billings on uncompleted contracts" represents revenues recognized in advance of amounts billed. The liability “Billings in excess of costs and estimated earned profits on uncompleted contracts" represents billings in advance of revenues recognized and contemplated losses on contracts in progress.  As of June 30, 2009 and September 30, 2008 the costs and estimated earned profits in excess of billings on uncompleted contracts is $0 and $28,814, respective.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2009 AND 2008
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

For the period ended June 30, 2009 and 2008, the Allowance for Doubtful Accounts was $0.

NOTE 7- PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred.  Costs of major additions and betterments are capitalized.  Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets.  Depreciation for the nine months ended June 30, 2009 and 2008 was $29,236 and $13,918, respectively.

NOTE 8- RESEARCH AND DEVELOPMENT:

Pursuant to SFAS No. 2, research and development costs are expensed as incurred.

NOTE 9- ADVERTISING:

Advertising costs amounted to $190,589 and $312,845 for the nine months ended June 30, 2009 and 2008, respectively. Advertising costs are expensed as incurred and included in sales and marketing expenses.

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

NOTE 11- DEBT:

Through our wholly owned subsidiary Boomerang Utah, we renewed two loan agreements with a non-affiliated bank.  The $200,000 loan had a maturity date of February 16, 2009 with an interest rate of 5.05%.  This loan has been extended to May 16, 2010 with an interest rate of 3.50%.  The $285,000 loan had a maturity date of March 14, 2009 with an interest rate of 4.71%. This loan has also been extended to May 14, 2010 with an interest rate of 3.341%.  With each extension on the stated loans we paid the interest that was accrued to the maturity date and the interest rates were updated to reflect the current market rates. The Company does not view these loans as being substantially modified, but rather having been rolled over into new loans.  There has been no forgiveness of debt under these loans.  Both of these loans are secured by a related party.

During the nine months ended June 30 2009, two of the Company’s shareholders, HSK Funding Inc. and Lake Isle Corp. advanced funds of $287,500 and $1,178,400, respectively, to the Company in the form of unsecured bridge loans accruing interest at 9% per annum. In June 2009, the principal on these loans were converted into 2,875 and 11,784 shares of the Company Class A Preferred stock, respectively.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

NOTE 11- DEBT (continued):

During the fourth quarter of fiscal 2008, we issued debt , which included $1,500,000 principal amount of the Company’s promissory notes due twelve months from issuance with interest accruing at the rate of 12% per annum payable currently at 1% per month. Issued with the promissory notes are five-year common stock purchase warrants exercisable at $1.25 per share to purchase an aggregate of 1,500,000 shares of Common Stock, or one warrant for each $1.00 of notes purchased. In the event the promissory notes, and any accrued but unpaid interest are not paid at maturity, the holder of the notes will be issued additional five-year common stock purchase warrants exercisable at a per common share exercise price equal to 80% of the average of the last sale prices for the Company’s Common Stock during the most recent ten trading days prior to the date of issuance of the warrants and, in the event last sale prices are unavailable for a full ten trading days, such additional number of trading days immediately prior to such ten trading day period so as to total the most recent ten trading days during which last sale prices are available. The warrants will be issued at the rate of warrants to purchase 1.5 shares for each dollar of principal and accrued interest that remains unpaid for each 30-day period after maturity of the notes.  The debt is due one year from issuance in August 2009 and is unsecured.

The value of the warrants has been allocated based on their fair value to entire debt. The Company valued the warrants to their maximum value in proportion to the entire of the $1,500,000 in debt. The warrants were valued at $2,245,596 using a Black-Scholes valuation model with the following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 272.9%; risk-free interest rate of 1.61%; an expected life of five years; fair value of the stock on the date of the debt agreement was $1.50 per share.  The Company has recorded a debt discount with regards to these warrants to their maximum proportional value relative to the debt of $1,500,000. This discount is to be amortized over the life of the loan. The Company has amortized $1,125,000 of this debt, reflected as interest expense, during the nine months ended June 30, 2009. A total of $187,500 has not been amortized as of June 30, 2009.

On April 30, 2009, a third party lender has agreed to extend the loan maturity date to December 31, 2010; originally it was due on demand.  The interest rate remains the same at 12%.  The total amount due as June 30, 2009 is $352,289.  There has been no forgiveness of debt of this loan.  This unsecured loan was classified as current debt as of September 30, 2008, and is now classified as long-term debt.

In May, 2008, we executed and delivered to J and A Financing, Inc., a related party, a Demand Grid Note with a maximum borrowing availability of $1,500,000. As of June 30, 2009, we have an outstanding balance of $1,000,000 on the Grid Note.  Interest under the Grid Note accrues at 9% per annum and principal and accrued interest is due on October 31, 2010. The gross proceeds of $1,000,000 were used for working capital and general corporate purposes.  This loan was classified as current debt as of September 30, 2008, and is now classified as long-term debt- related party and is unsecured.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

NOTE 11- DEBT (continued):

	At June 30, 2009	At September 30, 2008	Maturity Date	Interest Rate	Secured
Current Debt:
Loan Payable- Third Party	70,902	70,961	Due Upon Demand	10%	No
Lease Payable- Bank	26,167	24,936	6/30/2010	6.448%	No
Loan Payable- Third Party	0	325,428	Reclassified to	long-term debt
Note Payable- Bank	200,000	200,000	5/16/2010	3.50%	Yes
Note Payable- Bank	285,000	285,000	5/14/2010	3.341%	Yes
Loan Payable- Third Party	0	1,000,000	Reclassified to	long-term debt	related party
Promissory Notes- Third Party	1,667,035	1,522,188	August 2009	12%	No
Less: Unamortized Debt Discount	(187,500)	(1,312,500)
Total Current Debt	2,061,604	2,116,012

Long-Term Debt:
Lease Payable- Bank	73,279	93,062	12/1/2012	6.448%	No
Loan Payable- Third Party	352,289	0	12/31/2010	12%	No
Total Long-Term Debt	425,568	93,062

Long-Term Debt- Related Party:
Loan Payable	1,000,000	0	10/31/2010	9%	No
Loan-Term Debt- Related Party	1,000,000	0

NOTE 12- PREFERRED STOCK:

During the quarter ended June 30, 2009, the Company issued a private placement offering of their Preferred Stock. A Unit, under the private placement, consisted of 500 shares of Class A Preferred Stock, $0.01 par value, (the “Preferred Stock”), offered at a subscription price of $50,000 per Unit.  Each share of Preferred Stock is convertible at any time, subject to the Company increasing their total authorized Common Stock, into 1,000 shares of Common Stock, par value $0.001 per share, subject to anti-dilution adjustment, or an aggregate of 16,000,000 shares of Common Stock issuable on conversion of all 16,000 shares of Class A Preferred Stock included in the 32 Units of the private placement.  The Units were offered and sold on a best-efforts basis. The sale of the Units is not subject to any minimum subscriptions to an aggregate number of Units sold or other conditions other than customary closing conditions.  The offering was over-subscribed by $295,000 for 2,950 shares of preferred.  The total amount of preferred shares sold under the private placement was 18,950 shares, for proceeds of $1,895,000.  The shares of Preferred Stock are mandatorily convertible into shares of our Common Stock upon the filing of a Certificate of Amendment to our Certificate of Incorporation increasing the number of shares of Common Stock we are authorized to issue.

During the nine months ended June 30 2009, two of the Company’s shareholders, HSK Funding Inc. and Lake Isle Corp. advanced funds of $287,500 and $1,178,400, respectively, to the Company in the form of unsecured bridge loans accruing interest at 9% per annum. In June 2009, the principal on these loans were converted into 2,875 and 11,784 shares of the Company Class A Preferred stock, respectively.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

NOTE 13- OPTIONS:

During the first quarter of fiscal 2008, the Company granted options to employees to purchase common stock, comprised of five-year non-statutory options to purchase 360,000 shares exercisable at $0.90 per share.  The fair value of common shares on the date of grant for the 360,000 options was $1.35 per share.  These 360,000 shares are subject to the following vesting schedule; 25% eighteen months after the grant date of February 6, 2008 and 25% every six months thereafter.  These stock options are subject to forfeiture until service conditions associated with their grant are satisfied.

The company recorded $80,855 of compensation expense, net of related tax effects, relative to the above stock options granted to employees during the nine months ended June 30, 2009 in accordance with Financial Accounting Standards No. 123-R, Share-Based Payment, ("SFAS 123(R)"). As of June 30, 2009, there is approximately $350,373 of total unrecognized costs related to unvested stock options granted to employees. These costs are expected to be recognized over a period of approximately two years.

During May 2009, the Company granted options to employees to purchase common stock, comprised of five-year non-statutory options to purchase 1,000,000 shares exercisable at $0.10 per share.  The fair value of common shares on the date of grant for the 1,000,000 options was $1.10 per share.  These 1,000,000 shares are subject to the following vesting schedule; 25% eighteen months after the grant date of May 19, 2009 and 25% every six months thereafter.  These stock options are subject to forfeiture until service conditions associated with their grant are satisfied.  The Company has valued these options at approximately $1,099,000, to be recognized over the expected term of their vesting. The Company has recorded an expense of $38,171 related to this option grant during the three and nine months ended June 30, 2009.

When the stock options are granted, the fair value of each option granted is estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used for all options granted during the nine months ended June 30, 2009:  (i) risk free interest rate of 1.61, (ii) expected life of 5 years (iii) dividend rate of 0.00% and (iv) expected volatility of 273%.

The volatility assumption for the period was based on the weighted average for the most recent year and long term volatility measures of our stock as well as certain of our peers. Stock-based compensation expense, recognized in the accompanying consolidated statement of operations for the three and six months ended June 30, 2009 and 2008, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Currently we have no historical data to use for estimating out forfeitures.

A stock-based compensation expense recognized in the accompanying consolidated statement of operations for the period ended June 30, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Currently we have no historical data to use for estimating out forfeitures.

NOTE 14- COMMITMENTS AND CONTINGENCIES:

SB&G, a related party, is obligated on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $848,281 as of June 30, 2009, bearing interest at 7.845% per annum and due August 1, 2027.  The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  Boomerang, along with Messrs. Mulvihill, Checketts, and Koffman, are the joint and several guarantors of the promissory note.

As of June 30, 2009, we have agreements for the sale of an aggregate of $5,000,000 of the automated racking retrieval systems for parking and storage.  These contracts have not been started in the manufacturing process due to the clients awaiting approvals from their respective governmental agencies.  We expect to manufacture, install and have in operation these systems over the next twelve months.  We will be using the percentage of completion method to record our revenue.  There can be no assurance at this time that our contract costs in manufacturing and installing and having these systems in operation will exceed the contract prices.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 2009, the Company had net loss of $4,376,270. Included in net loss is the non-cash expense of $29,236 of depreciation, $119,026 for stock options and $1,125,000 to amortize the debt discount.

During the first nine months of fiscal 2009, changes in assets and liabilities primarily included an increase in cash and cash equivalents resulting from an decrease in accounts receivable of $124,518, a decrease in prepaid and other assets of $60,383, a decrease in costs and estimated profits in excess of billings on completed contracts of $28,814 and an increase in inventory of $54,399, offset by an increase of accounts payable and accrued liabilities of $99,326 and an increase of $297,195 for accrued liability- related party. After reflecting the net changes in assets and liabilities, net cash used by operations was $2,547,171.

During the first nine months of fiscal 2009, financing activities provided net cash from loans payable of $1,638,970 along with the private placement of $1,895,000 with a repayment of loans of $19,782. Accordingly, net cash provided by financing activities was $3,514,188.

Accordingly, during the first nine months of fiscal 2009, the Company's cash and cash equivalents increased by $908,414.

During the year ended September 30, 2009, we expect to require and seek to raise the sum of approximately $2,300,000 from the private sale of our debt and equity securities in addition to $1,200,000 of cash on hand. The $3,500,000 represents repaying approximately $2,200,000 of current debt, $900,000 for accounts payable and accrued liabilities, as of July 24, 2009, and the remaining balance is for the funding of working capital.  It is presently intended that the securities will be offered in such jurisdictions where the offering may lawfully be made to those persons who purchased our securities in our private sales of securities completed in February and August, 2008 and June 2009 with any unsold securities purchased by certain of our affiliates.  The foregoing is not and should not be considered to be an offering of our securities. The foregoing is for informational purposes only. The securities offered will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

There can be no assurance that the capital the Company requires to meet its operating needs will be raised on the above terms or any other terms.  If the Company is unsuccessful in raising this capital, it may be required to curtail its operations.

As of June 30, 2009, we have agreements for the sale of an aggregate of $5,000,000 of the automated racking retrieval systems for parking and storage.  These contracts have not been started in the manufacturing process due to the clients awaiting approvals from their respective governmental agencies.  We expect to manufacture, install and have in operation these systems over the next twelve months.  We will be using the percentage of completion method to record our revenue.  There can be no assurance at this time that our contract costs in manufacturing and installing and having these systems in operation will exceed the contract prices.

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE NINE MONTHS ENDED JUNE 30, 2009 COMPARED WITH PERIOD FOR THE NINE MONTHS ENDED JUNE 30, 2008

Sales and marketing were $728,636 during the first nine months of fiscal 2009 compared with $795,143 during the first nine months of fiscal 2008, for a decrease of $66,507. This decrease is due to creating marketing materials in the prior year for the racking and retrieval systems.  The first nine months of fiscal 2009 had advertising expenses of $190,589.  In addition, as of June 30, 2009, the Company employed six full time salesmen, an increase from the four that were employed as of the nine months ended June 30, 2008, which are recorded under sales and marketing expense.

General and administrative expenses were $1,485,317 during the first nine months of fiscal 2009 compared with $2,856,654 during the first nine months of fiscal 2008, for a decrease of $1,371,337.  This decrease is primarily because the initial granting stock options for services took place in the period ended March 31, 2008, which totaled $1,562,835.  The Company employed two part time and three full time employees, a decrease from the two part time and five full time employed as of the nine months ended June 30, 2008.  It also contains $119,026 expense for stock options.

Research and development expenses were $693,503 during the first nine months of fiscal 2009 compared with $1,202,248 during the first nine months of fiscal 2008, for a decrease of $508,745.  This decrease is a result of the Company’s research and development of multi-picking racking and retrieval system for the parking product line prototype being completed in the prior year and a reduction in the workforce.  The company employed one part time and nine full time employees for the first nine months of fiscal 2009 compared to fifteen full time employees for the first nine months of fiscal 2008.

Depreciation and amortization was $29,236 during the first nine months of fiscal 2009 compared to $13,918 during the first six months of fiscal 2008, for an increase of $15,318.  This increase is due to the timing of the acquisitions of property, plant and equipment that were acquired during the last nine months of fiscal 2008.

Interest income was $2,662 during the first nine months of fiscal 2009, compared with $7,706 during the first nine months of fiscal 2008, for a decrease of $5,044 due to interest earned on lower bank balances for a shorter period of time.

Interest expense was $308,607 during the first nine months of fiscal 2009, compared with $49,816 during the first nine months of fiscal 2008, for an increase of $258,791.  This increase is the result of additional borrowings.

Interest expense-debt discount was $1,125,000 during the first six months of fiscal 2009, compared with $0 during the first nine months of fiscal 2008, for an increase of $1,125,000.  This increase is the result of warrants being issued with additional borrowings that resulted in a non-cash expense of $1,125,000 to amortize debt discount.

FISCAL PERIOD FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED WITH PERIOD FOR THE THREE MONTHS ENDED JUNE 30, 2008

Sales and marketing were $250,302 during the three months ended June 30, 2009 compared with $233,745 during the three months of ended June 30, 2008, for an increase of $16,557. This increase is due attending different trade shows from last year and the timing of prepayment on shows for 2010.  The three months ended June 30, 2009 reflects advertising expenses of $67,815.

General and administrative expenses were $596,676 during the three months ended June 30, 2009 compared with $518,545 during the three months ended June 30, 2008, for an increase of $78,131.  This increase is primarily because of granting stock options for services in May 2009, which totaled $119,026.

Research and development expenses were $297,557 during the three months ended June 30, 2009 compared with $320,526 during the three months ended June 30, 2008, for a decrease of $22,969.  This decrease is a result of the Company’s research and development of multi-picking racking and retrieval system for the parking product line prototype being completed in the prior year and a reduction in the workforce.  The Company employed one part time and nine full time employees as of June 30, 2009 as opposed to fifteen full time employees as of June 30, 2008.

Depreciation and amortization was $10,831 during the three months ended June 30, 2009 compared to $3,138 during the three months ended June 30, 2008, for an increase of $7,693. This increase is due to the timing of the acquisitions of property, plant and equipment.

Interest income was $1,316 during the three months ended June 30, 2009, compared with $1,191 during the three months ended June 30, 2008, for an increase of $125 due to interest earned on the monies received from the private placement.

Interest expense was $114,247 during the three months ended June 30, 2009, compared with $25,915 during the three months ended June 30, 2008, for an increase of $88,332.  This increase is the result of additional borrowings.

Interest expense-debt discount was $375,000 during the first six months of fiscal 2009, compared with $0 during the first six months of fiscal 2008, for an increase of $375,000.  This increase is the result of warrants being issued with additional borrowings that resulted in a non-cash expense of $375,000 to amortize debt discount.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the fiscal quarter ended June 30, 2009 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

For the period ended June 30, 2009 and 2008, the Allowance for Doubtful Accounts was $0.

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

      The Company Has Limited Current Revenues and Has a Severe Shortage of Capital.  Boomerang was organized in January 2007 and is in the early stage of developing its business plan and operations and has a very limited history of operations. During the first six months of fiscal 2009 there were no contracts.  As a result of Boomerang’s limited operating history, Boomerang has limited meaningful historical financial data upon which an evaluation of its current business plans and its prospects can be based.  Boomerang’s anticipated expense levels in the future are based in part on its expectations as to the subjective views of its management as to the market for its automated parking and self-storage systems.  Boomerang currently has a severe shortage of working capital.  The Company has approximately $4,500,000 of indebtedness due on demand or classified as a current liability.  Boomerang requires additional capital to continue its operations.

  There are Questions As to the Company’s Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions.  The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.  The Company had a loss in fiscal 2008 of $6,612,899 which includes the non-cash expenses of $1,603,263 for stock options that were issued during the fiscal year, $18,684 for depreciation and $187,500 for the amortization of debt discount.  The net loss for the first nine months of fiscal 2009 in the amount of $4,376,637 includes the non-cash expenses of $29,236 for depreciation, $119,026 for stock options and $1,125,000 for the amortization of debt discount.  The Company had a working capital deficiency at June 30, 2009 of $1,525,010. The Company had a negative cash flow from operations during the first nine months of fiscal 2009 and in fiscal 2008 of $2,547,171 and $2,081,833, respectively.  As of June 30, 2009, the Company’s liabilities exceeded its assets by $2,678,595.  All the foregoing factors lead to questions concerning the Company’s ability to meet its obligations as they come due.  The Company has financed its activities using private debt and equity financings.  As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company’s assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

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

           The Company Needs Additional Capital to Pursue its Business Plans and It May be Unable to Raise that Capital.  The Company had cash of $1,334,028 and current liabilities of $3,078,244 including accounts payable of $1,016,640 as of June 30, 2009.  As of July 24, 2009, the Company had cash of $955,946 and liabilities in the amount of $4,073,461, including debt in the amount of $3,588,111 and accounts payable in the amount of $485,350.  As of June 30, 2009, the Company has two agreements that are awaiting governmental approvals before the manufacturing process can begin.  Management estimates that it will require an additional $5,000,000 of capital through June 30, 2010 and that its fixed expenses are approximately $150,000 per month.  The Company is in need of raising additional capital in order to continue its operations.

     Including the cash required in pursuing our business plan, we estimate that we may require up to an additional $5,600,000 of capital through June 30, 2010 to fund our intended level of operations.  Further, in the event we engage in any further material transactions during the fiscal year ending September 30, 2009, it can be expected that we will require additional funds.   Of the $5,600,000, approximately $2,500,000 is repayment of current debt, $220,000 for accounts payable and accrued liabilities as of May 1, 2009, and the remaining balance is for the funding of working capital.

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

          Our Internal Control Over Financial Reporting Was Not Effective As Of September 30, 2008 And Continuing Weaknesses In Our Internal Controls And Procedures Could Have A Material Adverse Effect On Us.  During our management’s assessment of the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act in connection with the preparation of our Annual Report on Form 10-K/A (amendment # 2) for the year ended September 30, 2008 filed with the Securities and Exchange Commission on August 6, 2009, we identified material weaknesses in those controls.  As a result of these material weaknesses, our chief executive officer and our chief financial officer concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of September 30, 2008, due to the conditions that led to the identification of the material weaknesses.  We have taken certain steps to remediate these material weaknesses.  Although these actions are continuing, we anticipate that these actions when completed will remediate the material weaknesses we identified and strengthen our internal control over financial reporting.  However, we cannot assure you that the finalized measures that we implement will effectively address such material weaknesses or that additional material weaknesses may not develop in the future.

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

    Possible Future Issuances of Additional Shares that are Authorized May Dilute the Interests of Stockholders. At present, our Certificate of Incorporation as amended authorizes us to issue 35,000,000 shares of Common Stock, par value $0.001 per share.  We currently have 16,490,363 shares of Common Stock outstanding and there are an additional 4,057,686 shares reserved for the exercise of outstanding options and warrants.  All of the Units offered were sold.  The number of shares of our Common Stock currently outstanding and currently reserved for issuance plus the shares issuable on conversion of the Preferred Stock would cause our company’s outstanding and reserved shares to exceed the number of shares we are authorized to issue.  Our issuance of shares in excess of the number of shares we are authorized to issue would violate the Delaware General Corporation Law.

In order to lawfully issue the full 18,950,000 shares of Common Stock issuable on conversion of all 18,950 shares of Preferred Stock, we must submit to our stockholders and our stockholders holding a majority of our outstanding shares of Common Stock must approve an amendment to our Certificate of Incorporation to increase the number of shares we are authorized to issue.   An additional 14,659,000 shares of Common Stock must also be issued to enable the conversion of the 14,659 shares of Preferred Stock in exchange for $1,465,900 of our outstanding indebtedness.  An amendment to our Certificate of Incorporation will provide us with a sufficient amount of authorized shares.

We intend to seek stockholder consents to an amendment to increase our authorized shares to 100,000,000 shares of Common Stock promptly upon conclusion of the offer and sale of the securities offered hereby.  However, there can be no assurance that unexpected events may not interfere with and delay or prevent the amendment of our Certificate of Incorporation, thereby precluding us from issuing shares of our Common Stock upon full conversion of our Preferred Stock outstanding.

In August 2009 the $1,500,000 in promissory notes are due.  If the Company cannot repay the notes and the accrued interest by the maturity date the Company will be obligated to issue additional warrants as per the default guidelines within the notes.  The holder of the notes will be issued additional five-year common stock purchase warrants exercisable at a per common share exercise price equal to 80% of the average of the last sale prices for the Company’s Common Stock during the most recent ten trading days prior to the date of issuance of the warrants and, in the event last sale prices are unavailable for a full ten trading days, such additional number of trading days immediately prior to such ten trading day period so as to total the most recent ten trading days during which last sale prices are available. The warrants will be issued at the rate of warrants to purchase 1.5 shares for each dollar of principal and accrued interest that remains unpaid for each 30-day period after maturity of the notes. The accrued interest as of June 30, 2009 is $167,035.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2009, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Restatement of financial statements for the quarter ended December 31, 2008:
The financial statements for the quarter and three months ended December 31, 2008 and 2007, and the balance sheet as of September 30, 2008 have been restated to correct the accounting treatment previously recorded certain transactions.

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

Restatement of financial statements for the quarter ended March 31, 2009:
The financial statements for the quarter and three months ended March 31, 2009 have been restated to correct the accounting treatment previously recorded certain transactions.
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

Changes in Internal Controls

We have instituted an internal control over financial reporting remediation program which constituted a change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the nine months ended June 30, 2009.  We have instituted oversight and monitoring of accounting procedures and review of our financial statements and footnote disclosures by an outside consultant.  Measures are also being taken to include documentation of management oversight and review.  We believe that these changes will lead to a reduction of future material weaknesses.

PART II
OTHER INFORMATION

ITEM 4.  EXHIBITS

Exhibit
Number	Description

3.1(a)	Certificate of Incorporation and Amendment No. 1 thereto (1)

3.1(b)	Certificate of Amendment dated June 24, 1992 to Certificate of Incorporation. (2)

3.2	By-Laws (1)

3.3	Certificate of Amendment filed February 6, 2008 effecting a one-for-fifteen reverse stock split of the registrant’s outstanding Common Stock. (3)

3.4	Certificate of Amendment filed February 6, 2008 effecting an increase in the registrant’s authorized shares of Common Stock. (3)

3.5	Certificate of Ownership and Merger filed February 6, 2008 effecting a change in the Registrant’s corporate name to Boomerang Systems, Inc. (3)

3.6	Second Restated and Amended Bylaws adopted by Registrant's Board of Directors on November 28, 2007 (4)

14	Code of Ethics (3)

31.1	Certification of President and Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of President and Principal Executive Officer Pursuant to Section 1350 (Furnished but not filed)

32.2	Certification of Principal Financial Officer Pursuant to Section 1350 (Furnished but not filed).

(1)	Filed as an exhibit to the Registration Statement on Form S-1 (File No. 2-66471) of the Company and incorporated herein byreference.

(2)	Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1992 and incorporated herein byreference.

(3)	Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003 and incorporated herein byreference.

(4)	Filed as an Exhibit to the Company’s Form 10QSB for the quarter ended December 31, 2007 with the Commission on February 19, 2008 and incorporated herein by reference.

SIGNATURES

 In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

Dated: August 13, 2009	By: /s/ Stanley J. Checketts
Stanley J. Checketts
Principal Executive Officer

Dated: August 13, 2009	By: /s/ Joseph R. Bellantoni
Joseph R. Bellantoni
Principal Financial Officer
and Principal Accounting Officer