Form 10-K
period 2009-09-30
Boomerang Systems, Inc.
filed 2010-01-12
CIK 314712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended September 30, 2009

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.$36,622,891

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

91,879,425 as of December 21, 2009

DOCUMENTS INCORPORATED BY REFERENCE:    None

PART I

Item 1.  Business

General and Recent Activities

Our company, Boomerang Systems, Inc., is engaged in the design, development, marketing and sale of automated racking and retrieval systems for automobile parking, automated racking and retrieval systems for self-storage units, robotic systems for automobile parking and robotic systems for self-storage systems.  Four of its systems, considered by management to be pilot demonstration systems, have been built and are operating in Logan, Utah with two others currently being built.  One of these systems is the automated self-storage product, three are the automated parking product, one under construction is a robotic parking system and the other under construction is a robotic system anticipated for use in both parking and self-storage applications.  None of these facilities are intended to be sold.  Substantially all development work has been completed to enable the marketing and sale of systems based on the first four pilot systems.  We remain in the inception stage of our operations and have realized limited revenues from sales of these facilities.

References herein to “we”, “us”, and “our” refers to Boomerang Systems, Inc., a Delaware corporation, and its consolidated subsidiaries, unless the context should otherwise require.

Systems Design, Development and Operation

Our existing parking and self-storage system structures are configured as automated racking and retrieval systems designed to enable a motorized trolley or shuttle to quickly transport an automobile or storage container from a central receiving and delivery point within the facility to a pre-determined stall where the automobile is parked or the container is stored.  The trolley or shuttle is able to run horizontally and vertically along a clear aisle within the parking or storage structure and off-load the automobile or container into a given destination unit on either side of the aisle.  This design creates multiple levels and multiple units on each level while utilizing either side of the trolley or shuttle aisle and with the capability of storing items multiple units deep on either side of the aisle.

Storage facilities are designed to be capable of handling containers in sizes of 8 by 12 feet up to 8 by 20 feet with one or more doors enabling the storage containers to be subdivided into separate storage unit sizes as small as 8 by 3 feet.

Automobiles are stored and retrieved in substantially the same manner as storage containers.  Automobiles can be transported to a given pre-determined parking stall by the trolley or shuttle accessing the automobile and transporting it from the central receiving point through the central aisle and off-loading it into the pre-determined parking stall on any one of the several levels.

The systems can be integrated into an existing building structure or erected as a free-standing building to which steel siding and a steel roof or other exterior treatments may be affixed for aesthetic or weather protection purposes.  The free-standing building containing the vertical and horizontal racking is able to be erected to virtually any horizontal length and vertically up to as many levels high as is economically feasible including such matters as, the relative values of property in the locality where it is intended to construct a multi-level parking facility versus the cost and government approvals required to construct ground or other forms of parking.

The systems are automated so that, in the case of a storage container, the patron can enter either a credit card or personal identification number and the system will automatically and without further patron input move horizontally and vertically through the central aisle to the stall where the patron’s container is located, access the unit onto the trolley or shuttle and off-load the unit at the central receiving point where the patron gains physical access to his storage container and its contents.  The reverse process is used for the initial placement and subsequent return of the storage container to the facility.

Similarly, in the case of automated automobile parking, the patron’s automobile is positioned at the system access point and the trolley or shuttle, after the automobile is loaded onto a specifically-designed transporter, will move horizontally and vertically to an empty parking stall where the automobile will be off-loaded into the available empty stall.  In order to retrieve his or her automobile, after making payment for the parking privilege, the patron will enter, an individual identifying code at the control station and the trolley or shuttle will automatically locate the parking stall where the automobile was placed, remove it from the stall onto the transporter and return it to the patron at the access and departure point where the patron will drive his car from the facility.

Robotic versions of both the parking and self-storage system function in approximately the same manner, except instead of a trolley or shuttle moving automobiles or storage lockers from access locations to and from storage areas in a steel racking structure, an autonomous robot is used to pick up and move the automobiles and storage lockers throughout structures erected with concrete floors.

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

•	The necessity for extensive valet services is lessened resulting in reduced labor and related expenses.
•	Vehicles are parked and retrieved without the necessity for operating the automobile’s engine, resulting in reduced emissions and lessened ventilation requirements.
•	There are no extensive lighting requirements except for the centralized location.
•	A greater number of automobiles can be parked or stored in a given square footage footprint than in a ramp garage or other conventional parking facility.

The advantages of the self-storage system include:

•	Every storage container is ground floor and drive-up accessible.
•	readily monitored for safety and security.
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

Marketing is currently conducted by an employed staff of four full-time salespeople and one full-time support person and in addition we outsource marketing to experienced third-party providers.

We envision that we will be able to provide mobile self-storage containers that facilitate the design of self-storage activities that enable patrons to transport storage units to their place of business or home and return it for storage in the automated storage system.

             We believe that the nature of our business is such that we will not be materially dependent upon a single customer.  In addition, the nature of our business is that there are long lead times in securing an order and obtaining necessary government approvals for the construction of systems in response to orders and for customers to obtain financing for the project.
At present, we do not have a backlog of orders.

Abu Dhabi Marketing Affiliate.  In June 2009, we entered into a Shareholders Agreement with Tawreed Companies Representation (“Tawreed”), an entity established under the laws of the Emirate of Abu Dhabi and the United Arab Emirates, for the purpose of expanding our business into the Emirate of Abu Dhabi and possibly elsewhere.  Pursuant to the Agreement, the parties incorporated a company under the laws of the Emirate of Abu Dhabi with Tawreed holding 51% of its outstanding shares and with us holding 49% of the outstanding shares.  The Agreement provides that each shareholder designates two of the four Directors of the company and further provides our subsidiary with various additional negative control contractual rights.  To date the company’s activities have been mostly organizational and it has had no revenues.  The company organized has a five year duration subject to automatic extensions thereafter unless terminated by either party.

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

inventory and working capital

At present, we do not have an inventory of completed parking or self-storage systems available for sale and only a limited partial inventory of certain of the components or sub-assemblies for these systems.  Establishing such a fuller inventory will be dependent upon establishing sales volume in the future.  Our working capital requirements at the present time are limited to having the funds necessary to support our marketing activities and administrative requirements.  We expect that we will require additional working capital during the year ended September 30, 2010.

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

We intend to seek to attain a competitive advantage over other parking and self-storage facilities as follows:

•	We intend to keep our systems simple to build, operate and maintain, thereby making the systems cost effective.
•	We intend to focus our activities on automated parking and self-storage facilities so as to be more responsive than our competitors to the needs and requirements of our customer.
•	We will endeavor to establish Boomerang in the market for automated parking and retrieval systems ahead of others and thereby establish an early track record for our systems.
•
For the domestic market, we maintained our primary production facilities within the continental United States and thereby enhance our ability to deliver and construct systems with greater speed and fewer logistical issues and lower shipping costs.

•
We believe our newest version of robotic parking and storage systems represent a substantial functional leap forward in the automated parking and automated self storage technology and will provide us with a significant competitive advantage in performance, full system cost and an ability to provide developers with a system which is more easily approved by governmental entities.

Employees

As of December 31, 2009, we had 25 full-time employees and 1 part-time employee.  Of these employees, seven full time persons and one part time person are in executive and general and administrative positions, 13 persons are engaged in design, manufacture and operations activities, and four full-time people and one full-time support person are engaged in sales activities.

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

On February 6, 2008, our company was recapitalized to give effect to the Acquisition.  Under generally accepted accounting principles, our acquisition of Boomerang Utah is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent, to the acquisition by Boomerang Utah of our company, then known as Digital, with the issuance of stock by Boomerang Utah for our net monetary assets of the Company.  This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, our comparative historical financial statements, as the legal acquirer, are those of the accounting acquirer, Boomerang Utah.  The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented.  Thus, the 13,333,333 shares of common stock issued to the former Boomerang Utah stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.  As a result of the transaction effected by the Exchange Agreement, our business has become the business of the Boomerang Utah.

Subsequent to the Acquisition, the shareholders of Boomerang Utah owned approximately 80.9% of our then outstanding shares. As the Acquisition was a capital transaction, and not a business combination, there is no assigned goodwill or other intangible asset resulting from the Acquisition.

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

We Have Had Limited Revenues and Have a Severe Shortage of Capital. We are in the early stage of developing our business plan and operations and have a very limited history of operations in the manufacture and marketing of our automated racking and retrieval systems for automobile parking and automated racking and retrieval of containerized self-storage units. During the fiscal year ended September 30, 2009 we had total revenue of $0 and during the fiscal year ended September 30, 2008 we had total revenue of $938,140.  Since the inception of these activities, through September 30, 2009, our only revenues were from the sale of one containerized self-storage system and one automobile parking system, which had contract prices of $788,140 and $150,000, respectively. As a result of this limited operating history, we have limited meaningful historical financial data upon which an evaluation of our current business plans and its prospects can be based.  Our anticipated expense levels in the future are based in part on our expectations as to the subjective views of our management as to the market for our automated parking and self-storage systems. We have a continuing severe shortage of working capital.  As of September 30, 2009, we had total current assets of approximately $1,300,000 and we had approximately $3,300,000 of current liabilities including accounts payable and indebtedness due on demand or classified as a current liability.  We require additional capital to continue our operations.

There are Questions As to Our Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report Concerning These Questions. Our financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We had a loss in fiscal 2009 of $9,693,734. We had a working capital deficiency at September 30, 2009 of $2,019,738. We had a negative cash flow from operations during the fiscal year 2009 and in fiscal 2008 of $3,737,008 and $4,399,741, respectively. As of September 30, 2009, our liabilities exceeded our assets by $3,186,008. All the foregoing factors lead to questions concerning our ability to meet our obligations as they come due.  We have financed our activities using private debt and equity financings. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

The independent auditors’ report on our financial statements as of and for the year ended September 30, 2009 includes an explanatory paragraph which states that we have no material revenues, have suffered recurring losses from operations, and have a net capital deficiency that raise substantial doubt about our ability to continue as a going concern.

Extended Sales Cycle in Procuring Signed Contracts and Revenues. Procuring signed contracts for the sale of our systems is characterized by extended periods of time until the buyer is able to obtain the necessary government approvals to construct the facility, obtain financing for the project, designs for the entire facility including, as part of the entire facility, the parking facility to be provided by us and entering into construction agreements with the numerous contractors involved. These extended periods can be expected to lead to delays in us entering into contracts, some of which may be for extended periods, our realization of material revenues from the project and cause us to be dependent upon our limited amounts of capital to fund our operations during these periods.  Additionally, our failure to receive revenues at the times we anticipate and have projected could materially adversely affect our financial condition.

Recent Introduction of Advanced System.  In March, 2009, our management determined to focus our activities on the design, manufacture and marketing of an advanced robotic version of both our parking and self-storage systems. The consequence of this decision was to redirect our efforts during the year 2009 onto these activities rather than on marketing our automated racking and retrieval systems.  This adversely affected our sales in fiscal 2009 and the first quarter of fiscal 2010.  Also, our presentation of an advanced prototype robotic version delayed our marketing efforts.  There can be no assurance that the consequences of this refocus of our marketing efforts will be fully overcome within the current year.

We May Never Become Profitable. There can be no assurance that we will have a significant or successful operating history. We may experience losses, limited or no potential for earnings, limited assets, negative net worth or other characteristics that are indicative of initial operating stage companies. There can be no assurance that our business can be operated so as to develop significant revenues and cash flow and become profitable.

We Need Additional Capital to Pursue Our Business Plans and We May be Unable to Raise that Capital. We had cash of $1,032,160 and current liabilities of $3,332,948 including accounts payable and accrued liabilities of $563,797 as of September 30, 2009. As of December 31, 2009, we had cash of $956,951 and liabilities in the amount of $3,016,738, including debt in the amount of $2,507,460 and accounts payable in the amount of $505,278. We expect to require further additional financing in order to fund our ongoing administrative and other expenses, including the funds to pursue our business plan. We intend to seek to raise this funding through the issuance of additional debt and/or equity securities. These funds might not be available or might not be available on terms acceptable to us and may result in material dilution to existing investors.  In addition, we may seek to restructure our existing liabilities and debt.

Including the cash required in pursuing our business plan, we estimate that we will require up to an additional $1,500,000 during the fiscal year ending September 30, 2010 for repayment of debt and working capital.  Further, in the event we engage in any further material transactions during the fiscal year ending September 30, 2010, it can be expected that we will require additional funds.  As of December 31, 2009, we had made no firm arrangements to obtain these funds or to engage in any such material transactions and there can be no assurance that such funds can be obtained. However, we intend to seek to obtain such funds from further financings or sales of equity securities, including debt securities convertible into equity. There can be no assurance that we will be successful in this regard and our failure to obtain these funds can be expected to impair our ability to meet our business objectives.

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

Possible Future Issuances of Additional Shares that are Authorized May Dilute the Interests of Stockholders. Our Certificate of Incorporation currently authorize our Board of Directors to issue up to 100,000,000 shares of Common Stock and 1,000,000 shares of undesignated Preferred Stock.  We have received stockholder approval to amend our Certificate of Incorporation so as to authorize us to issue up to 200,000,000 shares.   We expect to file this amendment with the State of Delaware before the end of January 2010.  Any additional issuances of any of our authorized but unissued shares will not require the approval of shareholders and may have the effect of further diluting the equity interest of shareholders.

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

Item 1B.  Un-resolved Staff Comments

As of September 30, 2009, we did not have any unresolved comments from the SEC that were received 180 or more days prior to year-end.

Item 2.  Properties

Our principal office, consisting of approximately 1,454 square feet, is located at 355 Madison Avenue, Morristown, NJ  07960.  This is also the location of our sales and marketing activities.  This office is under a five year lease with NYC Skyline Realty, LLC, a non-affiliated entity, at a base rent of $4,419 per month and common area impositions of $1,973 per month.  We are obligated to maintain the premises.

Manufacturing is undertaken at 324 West 2450 North, Logan, Utah 84341.  SB&G Properties, an entity owned by HSK Funding, Lake Isle Corp. and Venturetek, is the landlord under a lease entered into with our subsidiary, Boomerang Utah dated October 1, 2008, relating to these premises. The term of the lease is for one year with an annual rent of $260,610 plus real property and school taxes. This includes deferred rent of $176,610. In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang Utah’s manufacturing activities.  At September 30, 2009 the total amount of deferred rent due is $267,480 recorded as due to related party on the balance sheet.  We are in the process of negotiating a new lease.

Stan Checketts Properties, L.C.(“SCP), whose sole owner is Mr. Stanley J. Checketts, an officer and Director of our company, is the landlord under a lease entered into with Boomerang Utah dated October 1, 2008 for premises located at 324 West 2450 North, Building B, Logan, Utah. The term of the lease is for one year at a fixed annual rent of $157,680 plus real property and school taxes. This includes deferred rent of $106,857.  In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 18,000 square foot leased premises are also used for Boomerang Utah’s manufacturing activities.  At September 30, 2009 the total amount of deferred rent due is $178,808 recorded as due to related party on the balance sheet.  We are in the process of negotiating a new lease.

Item 3. Legal Proceedings

We are not a defendant in any pending legal proceedings the outcome of which is expected to result in a material liability to us.

Item 4. Submission of Matters to a Vote of Security Holders

On July 30, 2009, we received the written consents, pursuant to Section 228 of the Delaware General Corporation Law, of the holders of a majority of our outstanding shares consenting to an amendment to our Certificate of Incorporation, as amended, to increase the authorized shares of Common Stock, $0.001 par value per share, we are authorized to issue from 35,000,000 shares to 100,000,000 shares.  The holders of 12,058,334 shares of Common Stock consented to the action taken and by virtue of obtaining that Consent; we were authorized to file the Certificate of Amendment.

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

Our Common Stock is quoted on the OTC “pink sheets” under the symbol BMER.  The following table sets fourth the quarterly high and low sales price as quoted and traded on the OTC Bulletin Board during the period commencing before July 1, 2007 through June 18, 2008 and as appearing in the “pink sheets” for each of our fiscal quarters during the period July 18, 2008 through September 30, 2009.

Quarter Ended	Bid		Asked
	High	Low	High	Low

December 31, 2007	$0.09	$0.03	$0.10	$0.035
March 31, 2008	$1.10	$0.55	$1.50	$1.01
June 30, 2008	$1.30	$1.01	$2.00	$1.10
September 30, 2008	$1.50	$0.27	$7.60	$1.50

December 31, 2008	$0.28	$0.27	$1.99	$1.30
March 31, 2009	$0.28	$0.27	$1.34	$1.10
June 30, 2009	$0.27	$0.26	$1.30	$1.01
September 30, 2009	$0.81	$0.26	$1.10	$1.01
As adjusted for a one for fifteen reverse stock split effective February 6, 2008.

Our shares of Common Stock were quoted and traded on the OTC Bulletin Board during the period commencing before October 1, 2006 through June 18, 2008 at which time they were removed from quotation on that market.  We are seeking approval to have our shares again traded on the OTC Bulletin Board.  There can be no assurance that we will meet the requirements to have our shares quoted on the OTC Bulletin Board at this time.

The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

As of December 21, 2009, the number of record holders our Common Stock was 213.  We have never paid a cash dividend on our Common Stock and anticipated capital requirements make it unlikely that any cash dividends will be paid on the Common Stock in the foreseeable future.

Securities Sold Without Registration During the Year Ended September 30, 2009

In May 2009 we issued non-statutory option to purchase 1,000,000 shares at an exercise price of $0.10 per share to three employees.  All such options expire on May 14, 2014.

During fiscal 2009, we entered into a private offering of our securities in three tranches which continued until December 14, 2009.  On June 12, 2009, we completed the sale of the First Tranche which involved the sale of an aggregate of 33,609 shares of our Series A Convertible Preferred Stock (“Preferred Stock”).  The aggregate offering price for these shares of Preferred Stock sold in the First Tranche was $3,360,900 or $0.10 per share, $1,895,000 in cash and $1,465,900 in forgiveness of debt.  As a consequence of filing in the State of Delaware a Certificate of Amendment to increase our authorized shares of Common Stock to 100,000,000 shares, under the terms of the Preferred Stock the 33,609 shares of Preferred Stock were automatically converted into 33,609,000 shares of our Common Stock.  On September 30, 2009, we completed the Second Tranche which involved the sale of an aggregate of 11,094,247 additional shares of Common Stock.  The aggregate offering price for these shares of Common Stock sold in the Second Tranche was $1,109,425 or $0.10 per share, of which $1,065,000 was paid in cash and $44,425 was paid by forgiveness of interest that had accrued on indebtedness that had been exchanged for shares of Preferred Stock in the First Tranche.  The Third Tranche of 13,905,753 shares of Common Stock was completed on December 14, 2009.  The 13,905,753 shares of Common Stock offered and sold in the Third Tranche were sold for cash in the amount of $1,390,575, also $0.10 per share.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers.
Neither our company nor any "affiliated purchaser," as defined in Rule 10b-18(a)(3) purchased during the fiscal quarter ended September 30, 2009 any of our securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

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

Liquidity and Capital Resources

During the year ended September 30, 2009, we had a net loss of $9,693,734. Included in net loss is depreciation of $41,290 and expenses relating to the issuance of stock options and warrants of $184,150 and $3,635,992, respectively, these three items are non-cash expenses.

During the year ended September 30, 2009, changes in assets and liabilities primarily included an increase in cash and cash equivalents resulting from a decrease in accounts receivable of $140,500, an increase in inventory of $100,402, a decrease in costs and estimated earned profits in excess of billings and completed contracts of $28,814, and a decrease in prepaid and other assets of $48,980, offset by an increase in cash resulting in an increase of accounts payable and accrued liabilities of $66,330, an increase in accured interest payable of $211,408, an increase in due to related party of $367,761 and an increase in deposit payable of $19,403. After reflecting the net changes in assets and liabilities, net cash used by operations was $3,737,008.

Cash used to purchase property, plant and equipment of $61,926, purchase of investments of $20,420 for a net cash used in investing activities of $82,346.

During the year ended September 30, 2009, financing activities provided cash from proceeds from private placement- preferred stock $1,895,000, proceeds from debt converted into preferred stock of $1,465,900 and proceeds from private placement- common stock of $1,065,000. Accordingly, net cash provided by financing activities totaled $4,425,900.

During the year ended September 30, 2009, our cash and cash equivalents increased by $606,546.

Commencing in May, 2009 through December 14, 2009, we issued and sold an aggregate of 75,389,062 shares of Common Stock at a price of $0.10 per share.  The shares were sold in three tranches.  The offer and sale of the shares was made in a transaction exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) and Regulation D.

Accordingly, since May, 2009 through December 14, 2009, we have issued an aggregate of 75,389,062 shares of our Common Stock for total consideration of $7,596,819, of which $6,086,494 was received in cash and $1,465,900 was received in exchange for outstanding indebtedness and $44,425 by forgiveness of accrued interest.  The proceeds from the sale of these securities were used to repay $3,246,244 of outstanding indebtedness, of which $2,089,272 was owing to HSK Funding, Inc. and Lake Isle Corp., shareholders of the company and the balance was used for working capital.

Also, pursuant to agreements entered into in December, 2009, we issued an aggregate of 16,780,065 shares in exchange for an aggregate of $1,500,000 principal amount of our 12% Promissory Notes and $235,919 of accrued interest on the Notes issued in 2008.  The shares were issued as exempt securities under Section 3(a)(9) of the Securities Act.

During the balance of the year ended September 30, 2010, we expect to require and intend to seek to raise, in addition to the funds described above, the sum of approximately $1,500,000 from the private sale of our debt or equity securities. The $1,500,000 is intended to be applied to the repayment of debt and working capital. It is presently intended that the securities will be offered in such jurisdictions where the offering may lawfully be made and to existing security holders. The foregoing is not and should not be considered to be an offering of our securities. The foregoing is for informational purposes only. The securities offered will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

There can be no assurance that the capital we require to meet our operating needs will be raised as described above or any other terms and, if raised, that it will be sufficient to meet our requirements. If we are unsuccessful in raising this capital, we may be required to curtail our operations. In addition, we may seek to restructure its existing liabilities and debt.

Our financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We recognized a substantial loss in fiscal 2009 and 2008 of $9,693,734 and $6,612,899, respectively. We had a working capital deficiency at September 30, 2009 of $2,019,738. We had a negative cash flow from operations in 2009 and 2008 of $3,737,008 and, $4,399,741 respectively. As of September 30, 2009, our liabilities exceeded our assets by $3,186,008.

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

Results of Operations

Fiscal Year 2009 Compared With Fiscal Year 2008

Our total revenues were $0 and $938,140 during the fiscal years ended September 30, 2009 and 2008, respectively. We had no sales during the fiscal year ended September 30, 2009 primarily because we concentrated on creating a prototype for the new retrieval system for the racks within the parking product.  We have entered into three contracts for the sale of our parking product which are contingent upon the purchaser obtaining all governmental approvals to commence construction.  There can be no assurance as to whether or when such approvals can be obtained.  At this time we do not consider such contracts to be a backlog of orders.

Our cost of goods sold was $0 and $1,002,552 during the fiscal years ended September 30, 2009 and 2008, respectively. The decrease is the result of there being no sales of systems during the fiscal year.

Our sales and marketing costs were $958,587 during the fiscal year ended September 30, 2009 compared with $1,052,147 during the fiscal year ended September 30, 2008, for a decrease of $93,560. The decrease is the result of reducing the marketing on the parking product until the new robotic retrieval system was operational.  The advertising expenses for fiscal year ended September 30, 2009 and 2008 were $213,225 and $382,707. In addition, we employed up to four full time salesmen and one full time sales support person in 2009 compared to the four full time salesmen employed in 2008, which is a sales and marketing expense.

Our general and administrative expenses were $5,749,247 during the fiscal year ended September 30, 2009 compared with $3,606,661 during the fiscal year ended September 30, 2008, for an increase of $2,142,586. This increase is primarily the result of issuing Post-Maturity Warrants by virtue of the default on the August 2008 Promissory Notes in the amount $3,635,992, which is a non-cash expense.  In addition, we employed two part-time and three full-time employees in 2009 compared to the two part-time and five full time employees employed in 2008, which are recorded under general and administrative expenses.

Our research and development expenses were $1,226,020 during the fiscal year ended September 30, 2009 compared with $1,575,619 during the fiscal year ended September 30, 2008, for a decrease of $349,599. This decrease is due to reduction in the workforce and expenditures.  In addition, we employed fourteen full time employees in 2009 compared to two part time and fifteen full time employees in 2008 that are recorded under research and development expense.

Depreciation and amortization expense was $41,290 during the year ended September 30, 2009 compared to $18,684 during the year ended September 30, 2008, for an increase of $22,606. This increase is the result of the purchase of additional assets in fiscal 2009 and the items being in use for a longer period of time.

Interest income was $4,186 during the year ended September 30, 2009, compared with $9,611 during the year ended September 30, 2008, for a decrease of $5,425 due to less funding monies in an interest bearing account for a shorter period of time.

Interest expense was $401,518 during the year ended September 30, 2009, compared with $123,945 during the year ended September 30, 2008, for an increase of $277,573. This increase is the result of additional borrowings outstanding in 2009.

Interest expense-debt discount was $1,312,500 during the year ended September 30, 2009, compared with $187,500 during the year ended September 30, 2008, for an increase of $1,125,000. This increase is the result of amortizing the debt discount over a longer time period.  Debt discount is a non-cash expense item.

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

For the period ended September 30, 2009, the Allowance for Doubtful Accounts was $0.

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

Research and development – Pursuant to ASC 730 (formerly SFAS No. 2), research and development costs are expensed as incurred.

Inventories - Inventories consisting of parts, materials, and assemblies are stated at the lower of cost or market. Cost is determined using the weighted average cost method.

Stock-based compensation- We adopted ASC 718-10-25 (formerly FAS 123(R)), using the modified-prospective-transition method on February 7, 2008.  Under this method, we are required to recognize compensation cost for stock-based compensation arrangements with employees and directors based on their grant date fair value using the Black-Scholes option-pricing model, such cost to be expensed over the compensations’ respective vesting periods.  For awards with graded vesting, in which portions of the award vest in different periods, we recognize compensation costs over the vesting periods using the straight-line method.  For calculating the value for warrants, the Black-Sholes method is also used.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934. These forward-looking statements are largely based on our current expectations and projections about future events and conditions affecting our business, the markets for our products and customer acceptance of our products and conditions in the construction industry. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate and intend to operate. These forward-looking statements may be identified by the use of terms and phrases such as “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, “targets”, “will”, “anticipates”, and similar expressions or variations of these terms and similar phrases. Comments about our critical need for additional capital and our ability to raise such capital when and as needed and on acceptable terms are forward-looking statements. Additionally, statements concerning future matters such as the costs and expenses we expect to incur, our ability to realize material revenues, delays we may encounter in selling our products and gaining market acceptance for our products, the cost of the further development of our products, and achieving enhancements or improved technologies, achieving material sales levels, marketing expenses, projected cash flows, our intentions regarding raising additional capital and when additional capital may be required, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors, as well as those discussed elsewhere in this Annual Report. The cautionary statements should be read as being applicable to all forward-looking statements wherever they appear in this Annual Report and they should also be read in conjunction with the consolidated financial statements, including the related footnotes.

Neither management nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All forward-looking statements in this Annual Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements. We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Annual Report. Certain information included in this Annual Report may supersede or supplement forward-looking statements in our other Exchange Act reports filed with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to respond to this Item.

Item 8. Financial Statements and Supplementary Data

The following financial statements are attached hereto. See pages F-1, et seq.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the two fiscal years ended September 30, 2009, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement or event on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report on Form 10-K for the fiscal year ended September 30, 2009 and Form 10-K/A Amendment No. 2 for the fiscal year ended September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our CEO and CFO.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Our management, including our CEO and CFO, do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon that evaluation, our company's Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of the significant deficiency and the material weakness described below for September 30, 2008. Measures are being taken to include documentation of management oversight and review as part of the appropriate functional procedures.

Restatement of financial statements- The financial statements for the fiscal year ended September 30, 2008 have been restated to correct the accounting treatment previously accorded certain transactions.  Please see Note 2- Restatement and Correction of Error of Previously Issued Financial Statements under Notes to Consolidated Financial Statements. Other than the items discussed in Note 2 there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls- No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended September 30, 2009 and 2008. There was a material weakness for quarter ended September 30, 2008 due to the company using the incorrect comparative numbers and incorrect recording of issued stock options. The Company in their original filing had granted, and or, not accounted for stock options during the quarter ended September 30, 2008.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have identified material weaknesses in our internal controls over financial reporting as of the end of the fiscal year ended September 30, 2009 that do not required our financial statements to be restated. Since we are a small business issuer, we do not maintain a full staff of accounting personnel with full knowledge of the accounting treatment for all transactions which constitutes a material weakness in our internal controls over financial reporting. We’ve hired consultants from time to time as we believe necessary to provide the necessary experience in accounting for these types of transactions.

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

Based on the above factors management has concluded that our internal controls over financial reporting was not effective as of the end of the period covered by the Annual Report on Form 10-K/A No. 2 for the fiscal year ended September 30, 2008.

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

There were no changes in our internal controls over financial reporting during the fourth quarter of the fiscal year ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The annual report on Form 10K for the fiscal year ended September 30, 2009 and Form 10-K/A No. 2 for the fiscal year ended September 30, 2008 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

Stanley J. Checketts	Joseph R. Bellantoni
Chief Executive Officer	Chief Financial Officer

January 12, 2010

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The directors and executive officers of our company and their ages are as follows:

Name	Title	Age

Stanley J. Checketts	Chief Executive Officer and Director	69
Christopher Mulvihill	President	39
Amichaim Abramson	Vice President	36
Joseph R. Bellantoni	Chief Financial Officer and Director	47
Guy Jardine	Vice President and Director	52
Maureen Cowell	Secretary and Director	43
Paul J. Donohue+	Director	74
Steven C. Rockefeller, Jr.	Director	49

(+) Member of the Audit Committee.

Directors and Executive Officers

Mr. Checketts was Chief Executive Officer of S&S Worldwide, Inc.(“S&S”) for over five years. S&S engaged in the design, development, marketing and sale of roller coasters and family thrill rides for the amusement industry and conducts its business activities both domestically and internationally.

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

Ms. Cowell has been the secretary of Boomerang since July 31, 2007, and a director of Boomerang since April 14, 2009.  Ms. Cowell is also employed as Vice President of North Jersey Management Services, Inc., a private company providing management consulting services to resort developments since 1992.

Mr. Donohue is retired. He was formerly employed by Ballyowen Golf Club as a Pro Shop Manager from March 1997 through December 2001. Prior to working at Ballyowen, Mr. Donahue was employed as a Bank Examiner with the State of Florida in 1994 and from 1990 through 1993; he was employed by Midlantic Bank as a Vice President. He was elected a Director in 1995.

Mr. Rockefeller was elected to the Board on December 29, 2009. He currently serves as a private consultant to a number of emerging companies in a variety of industries including real estate, renewable energy, lenticular printing and transdermal drug delivery. Prior to his work with early stage private equity, Mr. Rockefeller served as a Managing Director for Deutsche Bank Private Wealth Management. In that capacity, beginning in 1996, he developed a focus on micro-credit through the creation of Deutsche Bank Micro-credit Development Fund. This fund is a unique partnership between the bank and its clients to support micro-credit programs worldwide. Upon his election to the Board Mr. Rockefeller was granted a five year warrant to purchase 1,000,000 shares of our common stock exercisable at $0.10 per share issuable upon filing an Amendment to our Certificate of Incorporation with the State of Delaware.

No Director is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to our company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, we believe that with respect to fiscal 2009, except as described in the following sentence, all Section 16(a) filing requirements applicable to our officers, directors and beneficial owners of more than 10% of our equity securities were timely complied with during the fiscal year ended September 30, 2009.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer and principal financial and accounting officer. A copy of our Code of Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 and, as amended to our Current Report for December 28, 2009. We will provide to any person, without charge, upon request, a copy of such Code of Ethics, as amended. Requests should be addressed to Mr. Joseph R. Bellantoni, Chief Financial Officer at our address appearing on the cover page of this Annual Report on Form 10-K.

Audit Committee Financial Expert

We currently do not have an Audit Committee Financial Expert on our Board of Directors.

Item 11.        Executive Compensation

The following table sets forth the compensation of our principal executive officer and our other two most highly compensated executive officers who received total compensation exceeding $100,000 for the year ended September 30, 2009 and who served in such capacities at September 30, 2009.

SUMMARY COMPENSATION TABLE
Annual Compensation

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (1) (f)	Non-Equity Incentive Plan Compensation- sation ($) (g)	Nonqualified Deferred Compensation- station Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Stanley J.	2009	$44,803	-0-	-0-	-0-	-0-	-0-		$44,803
Checketts, Chief Executive Officer(2) (3)	2008	$100,008	-0-	-0-	-0-	-0-	-0-	-0-	$100,008
Christopher	2009	$150,000	-0-	-0-	-0-	-0-	-0-		$150,000
Mulvihill, President	2008	$150,000	-0-	-0-	-0-	-0-	-0-	-0-	$150,000

(1)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC 718-10-25 (formerly FAS 123R). See Notes 9 and 10 to Notes to Financial Statements for the year ended September 30, 2008.

(2)	Mr. Checketts is also a Director of our company; however he does not receive any additional compensation for serving in that capacity.
(3)	Messrs. Checketts and Mulvihill were elected to and commenced serving in these positions effective February 6, 2008.

Narrative Disclosure to Summary Compensation Table

Mr. Mulvihill is employed as our National Sales Manager pursuant to a five-year agreement expiring on October 31, 2011, whereby he receives a commission of 3% of the gross sales of our products, with a non-refundable advance against commissions of $150,000 per year. Mr. Mulvihill is a full-time employee.

Outstanding Equity Awards at September 30, 2009

Neither Messrs. Checketts nor Mulvihill, the only named two officers did not hold any equity awards as of September 30, 2009.

Director Compensation
Our Directors received no cash or other compensation during the year ended September 30, 2009. The compensation paid to our named executive officers who are also Directors is reflected in the Summary Compensation Table above.

Our Directors are reimbursed for their out-of-pocket expenses in attending meetings. Pursuant to the terms of our 2004 Stock Incentive Plan and as a consequence of reverse stock splits effected subsequent to the adoption of the Plan by the Board of Directors in September 2004, each non-employee Director automatically receives an option grant for 3,333 shares on the date such person joins the Board. In addition, on the date of each annual stockholder meeting, provided such person has served as a non-employee Director for at least six months, each non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 333 shares. Each such option has a term of ten years, subject to earlier termination following such person's cessation of Board service, and is subject to certain vesting provisions. For the purposes of the automatic grant provisions of the Plan, Ms. Cowell, Mr. Donohue, and Mr. Rockefeller are considered a non-employee Board member.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 21, 2009, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to us to be the beneficial owner of more than five percent of our Common Stock as well as the number of shares of Common Stock beneficially owned by all of our Directors, each of our named executive officers identified in the Summary Compensation Table (see Item 11 above), and all our Directors and executive officers as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of our Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options owned by such holder at said date. As of December 21, 2009, we had 91,879,425 shares of Common Stock outstanding.

Name of Beneficial Owner(1)(2)	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock

Stanley J. Checketts	6,666,667	(3)	7.3%

Christopher Mulvihill	6,899,999	(4)	7.5%

Joseph R. Bellantoni	367,271	(5)	*

Amichaim Abramson	350,000	(6)	*

Guy Jardine	200,000	(7)	*

Maureen Cowell	150,667	(8)	*

Paul J. Donahue	31,667	(9)	*

Steven C. Rockefeller, Jr.	0	(10)	*

All Directors and Executive Officers as a Group (7 persons)	14,666,270		14.8%

Certain Stockholders

Gail Mulvihill	21,265,757	(11)	23.1%

Burton I. Koffman	13,681,162	(12)	14.5%
Venturetek, LP	11,558,368	(13)	12.3%

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

(2)	Unless otherwise indicated, the address for each of the above is c/o Boomerang Systems, Inc., 355 Madison Avenue, Morristown, New Jersey 07960.
(3)	Includes 6,666,666 shares held by Stan Checketts Properties, L.C. Stanley J. Checketts is the natural person who exercises voting and investment control over the shares.
(4)	Includes shares held by Mr. Mulvihill of record and beneficially including shares of Great Delaware & American (400,000) of which Mr. Mulvihill exercises voting and investment control.
(5)
Includes 13,938 shares held by Mr. Bellantoni’s wife and 3,333 held by Mr. Bellantoni’s father as to which Mr. Bellantoni disclaims a beneficial interest as to both. Also includes 350,000 shares issuable on exercise of an option at an exercise price of $0.90 per share.

(6)	This is 350,000 shares issuable on exercise of an option exercisable at $0.90 per share,
(7)
Includes 150,000 shares issuable on full vesting and exercise of an option exercisable at $0.90 per share, as to which the option is currently exercisable with respect to 112,500 shares.. The option became exercisable with respect to 25% of the shares on August 6, 2008 and became exercisable with respect to an additional 25% of the shares each succeeding six months thereafter.

(8)	This is 150,667 shares issuable on exercise of an option at $0.90 shares.
(9)	Includes 25,000 shares issuable on exercise of an option at an exercise price of $.90 per share.

(10)	The Board of Directors elected Mr. Rockefeller to the Board on December 29, 2009.
(11)
Includes 4,623,339 shares held by Gail Mulvihill of record and beneficially, 14,158,149 shares held of record by Lake Isle Corp. and 2,484,000 shares held of record by Sail Energy LLC ., as to both of which Mrs. Mulvihill exercises voting and investment control and may be deemed the beneficial owner.

(12)
Includes shares held by Mr. Koffman of record and beneficially, directly and indirectly, including, among other entities, shares held by Public Loan Company (91,825 shares), The K-6 Family Limited Partnership (83,333 shares), Hardyston Associates (50,000 shares), Deerfield Place Associates (450,000 shares), 300 Plaza Drive Associates (400,000 shares), New Valu, Inc. (500,000 shares), and HSK Funding Inc. (9,929,385 shares) and includes five year warrants granted on various dates and expiring through September 2014 held by HSK Funding, Inc. to purchase 2,210,568 shares at a prices ranging from $0.69 to $1.25 as to all of which Mr. Koffman exercises voting and investment control and may be deemed the beneficial owner .

(13)	David Selengut is the natural person who exercises voting and investment control over the shares held by Venturetek, LP. Includes 1,878,982 in five year exercisable warrants.

Securities Authorized for Issuance Under Equity Compensation Plans. On November 8, 2004, our stockholders approved the adoption by our Board of Directors of a 2004 Stock Incentive Plan under which 1,000,000 shares of our Common Stock are reserved for the grant of options and issuance under the 2004 Stock Incentive Plan. As of February 6, 2008, upon the filing of a Certificate of Amendment to our Certificate of Incorporation effecting a one-for fifteen reverse stock split, the number of shares reserved for issuance under the Plan was reduced to 66,667 shares. The 2004 Stock Incentive Plan is described in our proxy statement dated October 12, 2004. As of December 15, 2009, no options had been granted under the 2004 Stock Incentive Plan.

Equity Compensation Plan Information. The following table provides information as of September 30, 2009 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information As of September 30, 2009

	(a)		(b)	(c)
				Number of securities
	Number of securities to			remaining available for
	be issued upon exercise		Weighted-average exercise	future issuance under equity
	of outstanding options,		price of outstanding	compensation plans
	warrants and rights		options, warrants and	(excluding securities
Plan Category	(cumulative)		rights	reflected in column (a))
Equity compensation plans approved by security holders	-0-		N/A	66,667	(1)

Equity compensation plans not approved by security holders	2,507,686	(2)	$0.58	-0-

Total	2,507,686		$0.58	66,667

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

In February 2008, options to purchase 360,000 shares were also granted to four persons who became employees of our company following the completion of the acquisition of Boomerang Utah. Included among such persons is Mr. Guy Jardine, who became a Vice President and Director, and who was granted an option to purchase 150,000 shares. All 360,000 options have a term of five years and are subject to vesting, whereby the options become exercisable with respect to 25% of the shares subject to the options at the end of 18 months after the acquisition of Boomerang Utah was completed and with respect to an additional 25% at the end of each succeeding six-month period until such options are fully exercisable.

In May 2009, options to purchase 1,000,000 shares were also granted to three persons who are employees of our company. All 1,000,000 options have a term of five years and are subject to vesting, whereby the options become exercisable with respect to 25% of the shares subject to the options at the end of 18 months after the acquisition of Boomerang Utah was completed and with respect to an additional 25% at the end of each succeeding six-month period until such options are fully exercisable.

On October 15, 2009, options were granted to purchase common stock to three persons including, i) ten-year non-statutory options to purchase 20,000 shares exercisable at $0.10 per shares; ii) five-year non-statutory options to purchase 500,000 shares exercisable at $0.10 per share. The options to purchase 500,000 shares are subject to the following vesting schedule; 25% eighteen months after the grant date of October 15, 2009 and 25% every six months thereafter. These stock options are subject to forfeiture until service conditions associated with their grant are satisfied. These options are valued at $420,903.

On December 29, 2009, Steven C. Rockefeller, Jr. was elected to the Board of Directors. Upon his election to the Board Mr. Rockefeller was granted a five year warrant to purchase 1,000,000 shares of our common stock exercisable at $0.10 per share issuable upon filing an Amendment to our Certificate of Incorporation.

Our Board resolved to grant these options as an inducement for these persons to expend their efforts for the success of our company and to provide a means whereby such persons can obtain an equity interest in our company. We did not seek or obtain the approval of our stockholders as to the grant of these options.

Item 13. Certain Relationships and Related Transactions and Director Independence

Prior to and at the time of the completion of the acquisition of Boomerang Utah, the holder of Boomerang Utah’s outstanding capital stock was Boomerang Systems Holdings, Inc. (“Holdings”). Certain persons, who were formerly the beneficial holders of the outstanding stock of Holdings, are also members or stockholders of other entities that are parties to agreements with Boomerang Utah. HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, former stockholders of Holdings, are beneficial holders of shares of our company and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us.  Gail Mulvihill, the individual who exercises voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President.

SB&G Properties, an entity owned by HSK Funding, Lake Isle Corp. and Venturetek, is the landlord under a lease entered into with Boomerang Utah dated October 1, 2008, relating to premises located at 324 West 2450 North, Building A, Logan, Utah. The term of the lease is for one year with an annual rent of $260,610 plus real property and school taxes. This includes deferred rent of $176,610. In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang Utah’s manufacturing activities. At September 30, 2009 the total amount of deferred rent due is $267,480 recorded as due to related party on the balance sheet. The Company is in the process of negotiating a new lease.

Stan Checketts Properties, L.C.(“SCP), whose sole owner is Mr. Stanley J. Checketts, is the landlord under a lease entered into with Boomerang Utah dated October 1, 2008 for premises located at 324 West 2450 North, Building B, Logan, Utah. The term of the lease is for one year at a fixed annual rent of $157,680 plus real property and school taxes. This includes deferred rent of $106,857. In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 18,000 square foot leased premises are also used for Boomerang Utah’s manufacturing activities. At September 30, 2009 the total amount of deferred rent due is $178,808 recorded as due to related party on the balance sheet. The Company is in the process of negotiating a new lease.

SB&G is obligated on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $841,891 as of September 30, 2009, bearing interest at 3.807% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang Utah, along with Messrs. Gene Mulvihill (“Mulvihill”), the father of Christopher Mulvihill, the President of our company, Checketts, and Burton Koffman (“Koffman”), are the joint and several guarantors of the promissory note.

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

J and A Financing, Inc., also affiliated with Messrs. Mulvihill and Koffman, has guaranteed two loans to Boomerang Utah from a non-affiliated bank, totaling $485,000, inclusive of $5,388 in accrued interest as of September 30, 2009 and maturing in May 2010.

In May 2008, we entered into a grid loan agreement with J&A Financing, a related party, for a maximum borrowing availability of $1,500,000 for which it has drawn down $1,000,000 with interest of 9%. The loan is not collateralized and is due on December 31, 2010.

Item 14. Principal Accountant Fees and Services

The following sets forth fees incurred by us during the two fiscal years ended September 30, 2009 for services provided by Liebman, Goldberg & Hymowitz, L.L.P., our independent public accountant at those year ends.

		Audit Related		All Other
	Audit Fees	Fees	Tax Fees	Fees
2009	$54,933	$0	$4,750	$0
2008	$39,221	$0	$4,750	$0

Our Board of Directors believes that the provision of the services during the two years ended September 30, 2009 is compatible with maintaining the independence of Liebman, Goldberg & Hymowitz, L.L.P. Our Board of Directors has not adopted any pre-approval policies and procedures for engaging an accountant to render audit or non-audit services that are subject to the pre-approval requirement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.1.1	Certificate of Incorporation of Registrant and Amendment No.1 thereto (1)

3.1.2
Certificate of Amendment dated June 24, 1992 to Certificate of  Incorporation reducing the authorized shares of Common Stock  to 25,000,000, increasing the par value to $.01 per share and  effecting a one-for-four reverse stock split (2)

3.1.3	Certificate of Amendment filed November 8, 2004 increasing number of shares of Common Stock authorized (3)

3.1.4	Certificate of Amendment filed November 8, 2004 effecting, among other things, a reduction in the par value of the shares of Common Stock and a one-for-twenty reverse stock split (3)

3.1.5	Certificate of Amendment filed September 3, 2009 increasing number of Common Stock authorized (4)

3.2	By-laws of Registrant (1)

4.1	Specimen Common Stock Certificate, $0.001 par value

10.3	Form of 12% Promissory Note due August 14 and 20, 2009 (6)

10.4	Form of Warrant to Purchase Common Stock expiring August 2013 (7)

10.5	Morristown, NJ lease with Amendment (8)

10.6	Shareholders Agreement between Tawreed Companies Representation and Boomerang USA Corp. (9)

10.7	Steven C. Rockefeller elected to the Board of Directors (10)

14	Code of Ethics (5)

22.	Subsidiaries of the registrant (as of September 30, 2009):

Name	State of Incorporation
Boomerang Sub, Inc.	Delaware
Dominion Cellular, Inc.	New Jersey
Diamond Leasing and Management Corp.	Delaware
Boomerang Systems USA Corp.	Delaware
SwingStation, Inc.	Delaware

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

(3) Filed as an exhibit to the Current Report on Form 8-K for November 8, 2004.

(4) Filed as an exhibit to the Current Report on Form 8-K for September 14, 2009.

(5) Filed an amendment as an exhibit to the Current Report on Form 8-K for December 28, 2009.

(6) Filed as an exhibit to the Registrant’s annual report on Form 10K/A for the fiscal year ended September 30, 2008; Form of Promissory Note issued in August 2008.

(7) Filed as an exhibit to the Registrant’s annual report on Form 10K/A for the fiscal year ended September 30, 2008; Form of Common Stock Purchase Warrant issued in August 2008.

(8) Filed as an exhibit to the Registrant’s annual report on Form 10K for the fiscal year ended September 30, 2009; Morristown, NJ lease.

(9) Filed as an exhibit to the Registrant’s annual report on Form 10K for the fiscal year ended September 30, 2009; Shareholders Agreement between Tawreed Companies Representation and Boomerang USA Corp.

(10) Filed as an exhibit to the Current Report on Form 8-K for January 4, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee
Boomerang Systems, Inc.
Morristown, New Jersey

We have audited the accompanying consolidated balance sheets of Boomerang Systems, Inc. and Subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two year period ended September 30, 2009.  Boomerang Systems Inc. and Subsidiaries management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Company as of September 30, 2009 and 2008, and the results of its operations and cash flows for each of the years in the two year period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Liebman Goldberg & Hymowitz, LLP
Garden City, New York

January 6, 2010

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2009	2008
		(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$1,032,160	$425,614
Accounts receivable	37,000	177,500
Investment	20,420	-
Costs and estimated earned profits in excess of billings on completed contracts	-	28,814
Inventories	180,890	80,488
Prepaid expenses and other assets	42,740	91,720
Total current assets	1,313,210	804,136

Property, plant and equipment, net	263,252	242,616

	$1,576,462	$1,046,752

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$563,797	$541,892
Due to related party	446,288	763,961
Deposit payable	19,403
Debt, current portion - net of discount	2,303,460	1,116,012
Debt - related party	-	1,000,000
Total current liabilities	3,332,948	3,421,865

Long term liabilities:
Debt- less current portion	429,522	93,062
Debt- related party	1,000,000	-
Total long term liabilities	1,429,522	93,062

Total liabilities	4,762,470	3,514,927

Stockholders' deficit:
Common stock, $0.001 par value; authorized shares 100,000,000 and 35,000,000 respectively; 61,193,610 and 16,490,363 issued and outstanding	61,193	16,490
Additional paid in capital	14,673,734	5,742,536
Accumulated (deficit)	(17,920,935)	(8,227,201)
Total stockholders' (deficit)	(3,186,008)	(2,468,175)

	$1,576,462	$1,046,752

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
		(Restated)
Revenues:
System sales	$-	$938,140
Total revenues	-	938,140

Cost of Goods Sold	-	(1,002,552)
Gross Loss	-	(64,412)

Expenses:
Sales and marketing	958,587	1,052,147
General and administrative expenses	5,749,247	3,606,661
Research and development	1,226,020	1,575,619
Depreciation and amortization	41,290	18,684
Total expenses	7,975,144	6,253,111

Loss from operations	(7,975,144)	(6,317,523)

Other income (expenses):
Interest income	4,186	9,611
Interest expense	(401,518)	(123,945)
Interest expense- debt discount	(1,312,500)	(187,500)
Debt discount	-	4,225
Debt write off	-	7,798
Total other income (expenses)	(1,709,832)	(289,811)

Loss before provision for income taxes	(9,684,976)	(6,607,334)
Provision for income taxes	8,758	5,565

Net loss	$(9,693,734)	$(6,612,899)

Net loss per common share - basic and diluted	$(0.53)	$(0.43)

Weighted average number of shares - basic and diluted	18,239,873	15,377,640

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 6, 2006 (Inception)	13,333,333	$13,333			$1,604,077	$-	$1,617,410

Net loss	-	-	-	-	-	(1,614,302)	(1,614,302)

Balance September 30, 2007	13,333,333	13,333			1,604,077	(1,614,302)	3,108

Recapitalization of the Company	1,157,030	1,157			(690,327)	-	(689,170)
Issuance of Common Stock - Private Placement	2,000,000	2,000			1,725,523	-	1,727,523
Issuance of Stock Options for services	-	-			1,603,263	-	1,603,263
Debt discount for warrants attached to promissory notes					1,500,000		1,500,000
Net loss	-	-	-	-	-	(6,612,899)	(6,612,899)
Balance as of September 30, 2008	16,490,363	16,490	-	-	5,742,536	(8,227,201)	(2,468,175)

Options for services					184,150		184,150
S&S Forgiveness of Debt- 3/18/09					685,434		685,434
Issuance of Preferred Stock- Private Placement			18,950	190	1,894,810		1,895,000
Issuance of Preferred Stock- Converison of Debt			14,659	146	1,465,754		1,465,900
Convert Preferred to Common Stock	33,609,000	33,609	(33,609)	(336)	(33,273)		-
Issuance of August 2009 Post-Maturity Warrants					1,806,406		1,806,406
Issuance of September 2009 Post-Maturity Warrants					1,829,586		1,829,586
Issuance of Common Stock- Private Placement	10,650,000	10,650			1,054,350		1,065,000
Issuance of Common Stock- Converison of Interest (Debt)	444,247	444			43,981		44,425
Net loss						(9,693,734)	(9,693,734)

Balance as of September 30, 2009	61,193,610	$61,193	0	$0	$14,673,734	$(17,920,935)	$(3,186,008)

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,693,734)	$(6,612,899)
Adjustments to reconcile net loss operations to net cash (used in) operating activities:
Depreciation	41,290	18,684
Grant of options for services	184,150	1,603,263
Amortization of debt discount	1,312,500	187,500
Post-Maturity Warrants	3,635,992	-
Changes in assets and liabilities:
Decrease/ (increase) in accounts receivable	140,500	(177,500)
Decrease/ (increase) in costs and estimated earned profits in excess of billings on completed contracts	28,814	(28,814)
Increase in inventories	(100,402)	(80,488)
Decrease in prepaid expenses and other assets	48,980	(50,066)
Increase in accounts payable and accrued liabilities	66,330	576,421
Increase in accrued interest payable	211,408	49,818
Increase in due to related party	367,761	114,340
Increase in deposit payable	19,403	-
NET CASH (USED IN) OPERATING ACTIVITIES	(3,737,008)	(4,399,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(61,926)	(253,624)
Purchase of Investment	(20,420)
Cash of Digital upon reverse merger	-	10,847
NET CASH (USED IN) INVESTING ACTIVITIES	(82,346)	(242,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	0	4,175,000
Repayment of loans payable	0	(1,190,000)
Proceeds from private placement- preferred stock	1,895,000
Proceeds from debt converted into preferred stock	1,465,900
Proceeds from private placement- common stock	1,065,000	1,727,523
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,425,900	4,712,523

INCREASE IN CASH AND CASH EQUIVALENTS	606,546	70,005
CASH AND CASH EQUIVALENTS - beginning of year	425,614	355,609

CASH AND CASH EQUIVALENTS- end of year	$1,032,160	$425,614

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$28,387	$43,786
Income taxes	$8,758	$5,565

Non-cash investing and financing activities:
Discount on debt issued with warrants attached	$-	$1,500,000
Shareholder forgiveness of debt contributed as capital	$685,434	$-
Shareholder bridge loans interest converted to common stock	$44,425	$-

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

Note 1- Summary of Significant Accounting Policies

Organization and Nature of Operations

Boomerang Systems, Inc. a Utah corporation (“Boomerang Utah”) was incorporated under the laws of the State of Utah on December 6, 2006.

On February 6, 2008, Boomerang entered into an agreement with Digital Resources, Inc, (“Digital”) (formerly Dominion Resources, Inc.), a Delaware corporation. Under the terms of the agreement (the “Acquisition”) Digital issued as consideration for all the business, assets and liabilities of Boomerang Utah 13,333,333 shares (on a post one-for-fifteen reverse split basis) of Digital. Subsequent to the Acquisition, Boomerang Utah became a wholly owned subsidiary of Digital, with the shareholders of Boomerang owing approximately 80.9% of Digital. Under generally accepted accounting principles, the acquisition by Digital of Boomerang Utah is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent, to the acquisition by Boomerang Utah of Digital. As the Acquisition was a capital transaction, and not a business combination, there is no assigned goodwill or other intangible asset resulting from the Acquisition.

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

Our fiscal year end is September 30th.  We define fiscal year 2009 as the twelve month period ending September 30, 2009.

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

Codification of Accounting Standards

The issuance of FASB Accounting Standards Codificationtm (the “Codification”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that U.S. generally accepted accounting principles (“GAAP”) are referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The switch affects the way companies refer to GAAP in financial statements and in their accounting policies. All existing standards that were used to create the Codification became superseded. Instead, references to standards will consist solely of the number used in the Codification’s structural organization.  Consistent with the effective date of the Codification, financial statements for periods ending after September 15, 2009, refers to the Codification structure, not pre-Codification historical GAAP.

Note 1- Summary of Significant Accounting Policies (continued)

Research and Development

Pursuant to ASC 730 (formerly SFAS No. 2), research and development costs are expensed as incurred.  Research and development costs for the years ended September 30, 2009 and 2008 were $1,226,020 and $1,575,619; respectively.

Going Concern

Our financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We sustained a substantial loss in fiscal 2009 of $9,693,734. For the year ended September 30, 2008, we incurred a net loss of $6,612,899. We had negative cash flow from operations for the year ended September 30, 2009 and during the year ended September 30, 2008 in the amount of $3,737,008 and $4,399,741, respectively. For the year ended September 30, 2009 our liabilities exceeded its assets by $3,186,008 and at September 30, 2008, our liabilities exceeded our assets by $2,468,175.

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

Earnings Per Common Share

We adopted ASC 260 (formerly FASB No. 128, "Earnings per Share"). The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/ (loss) per share was computed by dividing our net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted income/(loss) per common share for the year ended September 30, 2009 and 2008 was 18,239,873 and 15,377,640 respectively.  The Company’s common stock equivalents, of outstanding options and warrants, have not been included as they are anti-dilutive. As of September 30, 2009, there were options outstanding for the purchase of 2,507,686 common shares and warrants for the purchase of 6,678,031 common shares, both of which could potentially dilute future earnings per share.

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

Note 1- Summary of Significant Accounting Policies (continued)

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We consider our accounts receivables to be favorably collectible.  Accordingly, we have not recorded an allowance for doubtful accounts at September 30, 2009 and 2008, respectively.

Inventory

Inventories consisting of parts, materials, and assemblies are stated at the lower of cost or market. Cost is determined using the weighted average cost method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to thirty-nine years. Depreciation and amortization for the years ended September 30, 2009 and September 30, 2008 was $41,290 and $18,684, respectively.

Income Taxes

We account for income taxes under ASC 740-10 (formerly SFAS No. 109, "Accounting for Income Taxes"). ASC 740-10 requires an asset and liability approach for financial reporting for income taxes. Under ASC 740-10, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The Company and its subsidiaries file a consolidated Federal income tax return.

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

Fair Value of Financial Instruments

The Company has adopted the required provisions of Topic 820, “Fair Value Measurements”. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. Topic 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

The Company’s financial instruments are carried at fair value, including, cash equivalents. Virtually all of the Company’s valuation measurements are Level 1 measurements. The adoption of Topic 820 did not have a significant impact on the Company’s consolidated financial statements.

Advertising Expense

Advertising costs amounted to $213,225 and $382,707 for the years ended September 30, 2009 and 2008, respectively. Advertising costs are expensed as incurred.

Note 1- Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The analysis and computation was performed based on our adoption of ASC 718-10-25 (formerly FAS No. 123R, share-based payment), which requires the recognition of the fair value of stock-based compensation.  For the fiscal year-ended September 30, 2009, we conducted an outside independent analysis and our own review, and based on the results, we recognized $184,150 in share-based payments related to non-vested stock options that were issued during fiscal year 2009.

Reclassification

Certain fiscal year ended September 30, 2008 items have been reclassified to conform with the fiscal year ended September 30, 2009 presentation.

Recent Accounting Pronouncements

EITF Issue No. 07-5 (ASC 815), “Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6 (ASC 815), “The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6) (ASC 815),. EITF 07-5(ASC 815), applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity’s own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133 (ASC 815), for purposes of determining whether to apply EITF 00-19 (ASC 815). EITF 07-5(ASC 815) does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R) (ASC 718)). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) and therefore is subject to EITF 07-5(ASC 815).

-
In January 2009, the FASB issued FSP EITF 99-20-1 (ASC 325), to amend the impairment guidance in EITF Issue No. 99-20 (ASC 325) in order to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. This FSP amended EITF 99-20 (ASC 325) to more closely align the OTTI guidance therein to the guidance in Statement No. 115 (ASC 320, 10-35-31). Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at December 31, 2008.

-
On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending March 31, 2011, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

-	management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
-	management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and
-	the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

-
In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

-
In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Note 2- Restatement and Correction of Error of Previously Issued Financial Statements for Year Ended September 30, 2008

The financial statements for the fiscal years ended September 30, 2008 have been restated to correct the accounting treatment previously accorded certain transactions.
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

Note 2- Restatement and Correction of Error of Previously Issued Financial Statements for Year Ended September 30, 2008 (continued)

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

Balance Sheet components of the restatement data as of September 30, 2008 are as follows:

Assets	As Filed	Restated	Change
Cash	425,614	425,614	-
Accounts Receiveable	177,500	177,500	-
Excess Billings	28,814	28,814	-
Inventories	80,488	80,488	-
Prepaid	91,720	91,720	-
Property Plant	242,616	242,616	-
Total Assets	1,046,752	1,046,752

Liabilitites
Accounts Payable	1,191,513	1,305,853	(114,340)
Debt-current	3,542,852	2,116,012	1,426,840
Debt-long term	93,062	93,062	-
Total Liabilties	4,827,427	3,514,927

Stockholders' Deficit
Common Stock	16,490	16,490	-
Additional Paid in Capital	4,899,178	5,742,536	(843,358)
Accumulated Deficit	(8,696,343)	(8,227,201)	(469,142)
Total Stockholders' Deficit	(3,780,675)	(2,468,175)
Total Liabilities & Stockholders' Deficit	1,046,752	1,046,752

Note 2- Restatement and Correction of Error of Previously Issued Financial Statements for Year Ended September 30, 2008 (continued)

Details/Adjustments on Changes to the Balance Sheet
Category	As Filed	Note	Change	Restated
Accounts Payable	1,191,513			1,191,513
		(a)	114,340	114,340
			114,340	1,305,853

Debt-current	3,542,852			3,542,852
		(a)	(114,340)	(114,340)
		(b)	(1,500,000)	(1,500,000)
		(c)	187,500	187,500
			(1,426,840)	2,116,012

Additional Paid in Capital	4,899,178			4,899,178
		(b)	1,500,000	1,500,000
		(d)	(2,245,596)	(2,245,596)
		(e)	53,904	53,904
		(f)	(67,360)	(67,360)
		(g)	1,602,410	1,602,410
			843,358	5,742,536

Accumulated Deficit	(8,696,343)			(8,696,343)
		(c)	(187,500)	(187,500)
		(d)	2,245,596	2,245,596
		(e)	(53,904)	(53,904)
		(f)	67,360	67,360
		(g)	(1,602,410)	(1,602,410)
			469,142	(8,227,201)

Note 2- Restatement and Correction of Error of Previously Issued Financial Statements for Year Ended September 30, 2008 (continued)

Statements of Operations components of the restatement data for the year ended September 30, 2008 are as follows:

	As Filed	Restated	Change
System Sales	938,140	938,140	-

COGS	(1,002,552)	(1,002,552)	-

Gross (Loss)	(64,412)	(64,412)

Expenses
Other Operations	-	-	-
Sales & Marketing	1,052,147	1,052,147	-
General & Administrative	5,865,713	3,606,661	2,259,052
Research & Development	1,575,619	1,575,619	-
Depreciation & Amortization	18,684	18,684	-
Total Expenses	8,512,163	6,253,111

(Loss) from Operations	(8,576,575)	(6,317,523)	(2,259,052)

Other Income(Expenses)
Interest Income	9,611	9,611	-
Interest Expense	(123,945)	(311,445)	187,500
Debt Discount	4,225	4,225	-
Debt Write Off	7,798	7,798	-
Total Other Income(Expenses)	(102,311)	(289,811)

(Loss) Before Provision for Income Taxes	(8,678,886)	(6,607,334)	(2,071,552)
Provision for Income Taxes	5,565	5,565	-

Net (Loss)	(8,684,451)	(6,612,899)	(2,071,552)

Note 2- Restatement and Correction of Error of Previously Issued Financial Statements for Year Ended September 30, 2008 (continued)

Details/Adjustments on Changes to the Statement of Operations
Category	As Filed	Note	Change	Restated
General & Administrative	5,865,713			5,865,713
		(d)	(2,245,596)	(2,245,596)
		(e)	53,904	53,904
		(f)	(67,360)	(67,360)
			(2,259,052)	3,606,661

Interest Expense	123,945	(c)	187,500	311,445

Net Loss	(8,684,451)			(8,684,451)
		(d)	2,245,596	2,245,596
		(e)	(53,904)	(53,904)
		(f)	67,360	67,360
		(c)	(187,500)	(187,500)
			2,071,552	(6,612,899)

Earnings Per Share:
Basic Net Loss per Common Share	(0.78)	(h)	0.35	(0.48)
Diluted Net Loss per Common Share	(0.78)	(h)	0.35	(0.48)

Weighted Average Number of Shares- Basic	11,127,886	(i)	4,249,754	15,377,640
Weighted Average Number of Shares- Diluted	11,127,886	(i)	4,249,754	15,377,640

(a)-	Reclassification deferred rent to accounts payable and accured expenses from debt-current.
(b)-	Recording the debt discount for the warrants that accompany the promissory notes to their maximum proportional value relative to the debt.
(c)-	Recording the amortization for the debt discount for the quarter and year ended September 30, 2008.
(d)-	To reverse the initial entry to record the value of the warrants that accompanied the promissiory notes.
(e)-	To record expenses for vested portion for granted options that vest over three years in accordance with FAS No. 123 (R).
(f)-	To reverse an expense recorded for warrants granted in connection with the sale of common stock in a private placement. There should be no expense associated with regards to the warrants.
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

Note 3- Investments

The Company made a minimum capital investment of $20,420 in the United Arab Emirates “UAE” joint venture, Boomerang Systems Middle East, LLC.  This investment was part of the application process in obtaining a commercial license in the UAE.  This license was granted on October 26, 2009. Boomerang Systems Middle East, LLC is owned by Boomerang Systems USA Corp. (49%), a subsidiary of Boomerang Systems, Inc., and Tawreed Companies Representation (51%), a UAE company.

Note 4- Cost in Excess of Billings/Billings of Excess Costs

We entered into contracts for the construction of Racking and Retrieval Systems and generally recognize revenue on the percentage of completion method. We entered into two contracts for $938,140 in 2008.

Information with respect to uncompleted contracts for the year ended September 30, 2009 and 2008 are as follows:

	2009	2008
Earnings on Completed contracts	$0	$938,140
Less Billings	(0)	(909,326)

Included in the accompanying consolidated Balance sheets under the following captions:

Costs and estimated earned profits in excess Of billings on uncompleted contracts	28,814	28,814
Billings in excess of costs and estimated Earned profits on uncompleted contracts	(28,814)	0
Net Costs to Billings	$0	$28,814

Note 5- Inventory

The components of inventories as of September 30, 2009 and 2008 were respectively:

	2009	2008
Raw materials (parts and assemblies)	$180,890	$80,488
Work-in-process	0	0
Finished goods	0	0
Total inventories	$180,890	$80,488

Note 6- Property, Plant and Equipment

Property, plant and equipment consist of the following at September 30, 2009 and 2008:

	2009	2008
Computer equipment	$132,128	$84,545
Machinery and equipment	96,855	94,492
Furniture and fixtures	32,858	30,476
Leasehold improvements	62,469	52,871
	324,310	262,384
Less: Accumulated depreciation	61,058	19,768
	$263,252	$242,616

Note 7- Accounts Payable and Accrued Liabilities

Accounts payable and other liabilities at September 30, 2009 and 2008 consist of the following:

	2009	2008
Accounts payable - trade	$423,174	$289,562
Accrued interest and other expenses	140,623	252,330
Total	$563,797	$541,892

Note 8- Income Taxes

The tax expense (benefit) for the years ended September 30, 2009 and 2008 consists of the following components:

	2009	2008

Current	$-0-	$-0-
Federal	-0-	-0-
State	8,758	5,565
Deferred
Federal	-0-	-0-
State	-0-	-0-

	$8,758	$5,565

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

The reconciliation between the actual and expected federal tax is as follows:

	2009	2008
Federal corporate tax rate of 34% and applicable AMT applied to pretax loss	$-0-	$-0-
State and local taxes, net of federal benefit	8,758	5,565
Effect of non-deductible entertainment	-0-	-0-
Effect of tax vs. book depreciation	-0-	-0-
Effect of capital loss carry forward	-0-	-0-
Effect of NOL limitation	-0-	-0-
Total tax expense (benefit)	$8,758	$5,565

Deferred income taxes consists of the following at September 30, 2009 and 2008:

	2009	2008

Deferred tax assets	$858,500	$568,089
Deferred tax liabilities	-0-	-0-
Valuation allowance	(858,500)	(568,089)
Total	$0	$0

As of September 30, 2009 the Company had net operating losses (NOL) of approximately $2,525,000. This amount is available to be carried forward to offset future taxable income. The carry forwards begin to expire for the year ended September 30, 2027.  The company has provided a full 100% valuation allowance on the deferred tax assets at September 30, 2009 and 2008 to reduce such deferred income tax assets to zero as it is the management’s belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles. Management will review the valuation allowance required periodically and make adjustments as warranted.

Note 8- Income Taxes (continued)

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

Note 9- Debt

Effective February 6, 2008, subsequent to the reverse merger, the Company was indebted for an unsecured loan with a third party.  The loan is not collateralized and bears interest of 10%.  As of September 30, 2009 the loan is due on demand.  The balance of the loan including interest at September 30, 2009 is $72,904.

On April 30, 2009, a third party lender has agreed to extend the loan maturity date to December 31, 2010, originally it was due on demand. The interest rate remains the same at 12%. The total amount due as of the period ended September 30, 2009 is $363,053. There has been no forgiveness of debt of this loan. This unsecured loan was classified as current debt as of September 30, 2008, is now classified as long-term debt.

S&S Worldwide, Inc. (“S&S”), has, since Boomerang’s inception, provided Boomerang with consulting services and purchased for resale to Boomerang the parts and components used in the manufacture and construction of the two existing Boomerang automated parking and self-storage pilot systems and utilized in Boomerang’s research and development activities. The services, parts, components and other activities of S&S have been charged by S&S to Boomerang based on the actual cost to S&S of the time and materials plus an override of 5%. During March 2009, S&S has forgiven $692,697 of this debt. This is being considered as a capital contribution due to Mr. Checketts, our CEO, was S&S’s CEO at the time.  This is recorded in additional paid in capital.

Through our wholly owned subsidiary Boomerang Utah, we renewed two loan agreements with a non-affiliated bank.  A $200,000 loan had a maturity date of February 16, 2009 with an interest rate of 5.05%.  This loan has been extended to May 16, 2010 with an interest rate of 3.50%.  A $285,000 loan had a maturity date of March 14, 2009 with an interest rate of 4.71%. This loan has also been extended to May 14, 2010 with an interest rate of 3.341%.  With each extension on the stated loans we paid the interest that was accrued to the maturity date and the interest rates were updated to reflect the current market rates. The Company does not view these loans as being substantially modified, but rather having been rolled over into new loans.  There has been no forgiveness of debt under these loans.  Both of these loans are secured by a related party.

On April 30, 2009, the J and A Financing Inc. loan agreement, originally due on demand, has been amended to provide a maturity date of December 31, 2010. The interest rate remains the same at 9% and the principle amount due at September 30, 2009 is $1,000,000. There has been no forgiveness of debt on this loan. This loan was classified as current debt as of September 30, 2008, is now classified as long-term debt- related party and is unsecured.

During the fourth quarter of fiscal 2008, we issued the August 2008 Promissory Notes , which included $1,500,000 principal amount of the Company’s promissory notes due twelve months from issuance or in August 2009 with interest accruing at the rate of 12% per annum payable currently at 1% per month. Issued with the promissory notes were five-year common stock purchase warrants exercisable at $1.25 per share to purchase an aggregate of 1,500,000 shares of Common Stock, or one warrant for each $1.00 of notes purchased. The promissory notes went into default on August 31, 2009.  In the event the promissory notes and any accrued but unpaid interest were not paid at maturity, the holder of the notes is to be issued additional five-year common stock purchase warrants exercisable at a per common share exercise price equal to 80% of the average of the last sale prices for the Company’s Common Stock during the most recent ten trading days prior to the date of issuance of the warrants and, in the event last sale prices are unavailable for a full ten trading days, such additional number of trading days immediately prior to such ten trading day period so as to total the most recent ten trading days during which last sale prices are available. The warrants are issued at the rate of warrants to purchase 1.5 shares for each dollar of principal and accrued interest that remains unpaid for each 30-day period after maturity of the notes. The Company used the Black-Scholes Method to calculate the value of these warrants.  As of September 11, 2009; the Company has decided to use its’ resources for Research and Development and has elected not to pay these Notes when due.  Through September 30, 2009, we have issued Post-Maturity or Default warrants to purchase an aggregate of 5,128,031 shares of the Company’s Common Stock of which warrants to purchase 2,551,681 shares are exercisable at $0.72 and warrants to purchase 2,576,350 shares are exercisable at $0.69.  The Company is using the Black Scholes Method to calculate the value of these warrants as well.  Please see Note 15- Subsequent Events for additional information.

The value of the initial warrants has been allocated based on their fair value to entire debt. The Company valued the warrants to their maximum value in proportion to the entire of the $1,500,000 in debt. The warrants were valued at $2,245,596 using a Black-Scholes valuation model with the following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 272.9%; risk-free interest rate of 1.61%; an expected life of five years; fair value of the stock on the date of the debt agreement was $1.50 per share.  The Company has recorded a debt discount with regards to these warrants to their maximum proportional value relative to the debt of $1,500,000. This discount is to be amortized over the life of the loan. The Company has fully amortized the $1,500,000 of the debt discount by the year ended September 30, 2009.  There is no unamortized portion of the debt discount as of September 30, 2009.

Note 9- Debt (continued)

	Principal
	As of September 30,			Interest
	2009	2008	Maturity Date	Rate	Secured
Loan Payable- Third Party	72,904	70,961	Due Upon Demand	10%	No
Loan Payable- Third Party		325,428	Due Upon Demand as of 9/30/2008	15%	No
Promissory Notes- Third Party	1,718,963	1,522,188	Past Due	12%	No
Note Payable- Bank	200,000	200,000	5/16/2010	3.50%	Yes
Note Payable- Bank	285,000	285,000	5/14/2010	3.341%	Yes
Loan Payable- Third Party		1,000,000	Due Upon Demand as of 9/30/2008	9%	No
Lease Payable- Bank (current portion)	26,593	24,935	9/30/2010	6.448%	No
Sub-total:	2,303,460	3,428,512

Debt Discount at September 30, 2008	(1,312,500)	(1,500,000)
Less: Amortized Debt Discount for Year Ended September 30, 2009	1,312,500	187,500
Unamortized Debt Discount at September 30, 2009	(0)	(1,312,500)
Total:	$2,303,460	2,116,012

Note 10- Long-Term Debt

Long-term debt at September 30, 2009 consisted of the following:

At September 30, 2009	Principal	Maturity Date	Interest Rate	Secured
Loan Payable- Third Party	363,053	12/31/2010	12%	No
Lease Payable- Bank	66,469	12/31/2012	6.448%	No
Sub-total:	429,522

Loan Payable- Related Party	1,000,000	12/31/2010	9%	No
Total:	$1,429,522

	2009	2008
Capital lease payable to bank, payable in monthly installments of $2,651 including interest at 6.448%, final payment due December 1, 2012, secured by equipment	$93,062	$117,998
Less: current maturities	(26,593)	(24,936)
Total long-term debt	$66,469	$93,062

Aggregate maturities required on long-term debt at September 30, 2009, are as follows:

2010	26,593
2011	1,391,410
2012	30,243
2013	7,869
Subtotal	1,456,114
Less current:	(26,593)
Total long term	1,429,522

Note 11 - Equity

On June 23, 2009 the Company amended their certificate of incorporation and increased their authorized common shares to 100,000,000 shares of common stock, with a par value of $0.001 per share. In addition, the Company designated 1,000,000 shares of Preferred Stock, with a par value of $0.01 per share.

Preferred Stock:

-
During the quarter ended June 30, 2009, a private placement offering of their Preferred Stock. A Unit, under the private placement, consisted of 500 shares of Class A Preferred Stock, $0.01 par value, (the “Preferred Stock”), offered at a subscription price of $50,000 per Unit.  Each share of Preferred Stock is convertible at any time, subject to the Company increasing their total authorized Common Stock, into 1,000 shares of Common Stock, par value $0.001 per share, subject to anti-dilution adjustment, or an aggregate of 16,000,000 shares of Common Stock issuable on conversion of all 16,000 shares of Class A Preferred Stock included in the 32 Units of the private placement.  The Units were offered and sold on a best-efforts basis. The sale of the Units is not subject to any minimum subscriptions to an aggregate number of Units sold or other conditions other than customary closing conditions.  The offering was over-subscribed by $295,000 for 2,950 shares of preferred.  The total amount of preferred shares sold under the private placement was 18,950 shares, for proceeds of $1,895,000.  The shares of Preferred Stock are mandatorily convertible into shares of our Common Stock upon the filing of a Certificate of Amendment to our Certificate of Incorporation increasing the number of shares of Common Stock we are authorized to issue.

-
During the nine months ended June 30 2009, two of our shareholders, HSK Funding Inc. and Lake Isle Corp. advanced funds of $287,500 and $1,178,400, respectively, to the Company in the form of unsecured bridge loans accruing interest at 9% per annum. In June 2009, the principal on these loans were converted into 2,875 and 11,784 shares of the Company Class A Preferred stock, respectively.

Note 11- Equity (continued)

Common Stock:

-
During the quarter ended September 30, 2009, the Class A Preferred Stock of 33,609 was automatically converted into 33,609,000 shares of Common Stock when the Certificate of Amendment of the Certificate of Incorporation was filed with the State of Delaware.

-	During the quarter ended September 30, 2009, the Company sold 10,650,000 shares of their common stock at $0.10 per share for proceeds of $1,065,000
-	During the quarter ended September 30, 2009, the Company issued 444,247 shares of their common stock at $0.10 per share, for repayment of accrued interest payable of $44,425.

Options

During the first quarter of fiscal 2008, we granted options to purchase common stock, comprised of the following: (i) ten-year non-statutory options granted to employees and consultants to purchase 1,147,686 shares of common stock exercisable at $0.90 per share; (ii) five-year non-statutory options to purchase 360,000 shares exercisable at $0.90 per share. The fair value of common shares on the date of grant for the 1,147,686 and the 360,000 options was $1.35 per share, for a total value of $2,035,491. The first category of 1,147,686 shares is fully vested as of the grant date of February 6, 2008 with a term of ten years. These have a value of $1,549,359 and have been fully expensed during the year ended September 30, 2008. The other category of options of 360,000 shares is subject to the following vesting schedule; 25% eighteen months after the grant date of February 6, 2008 and 25% every six months thereafter. These stock options are subject to forfeiture until service conditions associated with their grant are satisfied; these options are valued at $485,133. The Company has recognized $107,807 and $53,904 in expense with regards to these options during the year ended September 30, 2009 and 2008, respectively, in accordance with ASC 718-10-25 (formerly FAS 123 (R)).

We granted five-year non-statutory options to purchase 1,000,000 shares of common stock exercisable at $0.10 per share. The market value of these shares on the grant date of May 15, 2009 was $1.10 per share. These options of 1,000,000 shares are subject to the following vesting schedule; 25% of such options become exercisable eighteen months after the grant date and an additional 25% every six months thereafter. These stock options are subject to forfeiture until service conditions associated with their grant are satisfied. The options are valued at $1,099,320. The Company has recognized $76,343 in expense with regards to these options during the year ended September 30, 2009 in accordance with ASC 718-10-25 (formerly FAS 123 (R)).

On February 6, 2008, we adopted ASC 718-10-25 (formerly FAS 123 (R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including stock options and employee stock purchases based on estimated fair values. The following table summaries stock-based compensation expenses under ASC 718-10-25 (formerly FAS 123 (R)) for the fiscal year ended September 30, 2009.

Recognized Expense for Vested Options for Year Ended September 30, 2008

General and administrative	$1,182,138
Consulting fees	168,748
Legal fees	198,473
Total recognized expense for vested options	$1,549,359

Recognized Expense for Non-Vested Options for Year Ended September 30, 2009

General and administrative	$184,150

Recognized Expense for Non-Vested Options for Year Ended September 30, 2008

General and administrative	$53,904

Schedule of the Expense Recognition for the Non-Vested Options:

2010	$425,786
2011	599,979
2012	320,635
Total	$1,346,400

Note 11- Equity (continued)

We use the Black-Scholes option pricing model (“BSM”) to estimate the grant date fair value of stock option awards.  The total value of all options granted to employee and consultants for the year ended September 30, 2009 and 2008 was approximately $1,099,320 and $2,034,000, respectively, and the weighted average exercise price is $0.10 and $0.10, using the BSM with the following weighted average assumptions:

Year Ended September 30,	2009	2008
Expected volatility	272.9%	272.9%
Risk-free interest rate	2.650%	2.650%
Expected term (in years)	8.81	8.81
Dividend Rate	0.0%	0.0%

The volatility assumption for fiscal 2009 was based on the weighted average for the most recent year and long term volatility measures of our stock as well as certain of our peers.

The expected term of the employee stock options represents the actual term.  We have no historical data to make any assumptions from.  In the upcoming years we will adjust the expected term once historical data becomes available.

A stock-based compensation expense recognized in the accompanying consolidated statement of operations for the fiscal year ended September 30, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  ASC 718-10-25 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Currently we have no historical data to use for estimating out forfeitures.

The following table summarizes option activity for the years ended September 30, 2009 and 2008:

	Options	Weighted Average Exercise Price
Outstanding as of September 30, 2007	-	-
Granted	1,507,686	$0.90
Exercised	-	-
Forfeitures	-	-
Outstanding as of September 30, 2008	1,507,686	$0.90
Granted	1,000,000	$0.10
Exercised	-	-
Forfeitures	-	-
Outstanding as of September 30, 2009	2,507,686	$0.58

The following table summarizes information about stock option outstanding and exercisable as of September 30, 2009:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Exercisable Options	Weighted Average Remaining Life in Years Exercisable Options
$0.10-$0.90	2,507,686	6.19	$0.58	1,237,686	$0.90	7.23

Warrants

In connection with 2,000,000 shares of common stock sold in the private placement the Company granted warrants for the exercise of 50,000 shares at $1.20 per share. The private placement was required to occur in-order for the Acquisition to be completed. These warrants were part of the transaction cost to sell the 2,000,000 shares. There is no expense associated with these warrants.

In connection with issuance of $1,500,000 in debt the Company granted one warrant for each $1.00 of debt purchased, at an exercise price of $1.25 per share. These warrants have a five year life from their date of grant. The Company valued the 1,500,000 warrants to their maximum value in proportion to the entire of the $1,500,000 in debt at $1,500,000. The Company has classified the $1,500,000 warrant valuation as a discount on the debt to be amortized over the life of the debt. The Company amortized $1,312,500 and $187,500, with regards to the debt discount in the year ended September 30, 2009 and 2008.   There is no unamortized portion of the debt discount as of September 30, 2009.

Note 11- Equity (continued)

During September 2009, we decided to use our resources for research and development and elected not to pay the $1,500,000 in Promissory Notes, which constituted a default on the Promissory Notes.  As a consequence of the default and under the terms of the Promissory Notes, we have issued Post-Maturity or Default Warrants in the aggregate to purchase of 5,128,031 shares of the Company’s Common Stock of which warrants to purchase 2,551,681 shares are exercisable at $0.72 and warrants to purchase 2,576,350 shares are exercisable at $0.69.  The Company is using the Black Scholes Method to calculate the value of these warrants as well.  The Company recognized $3,635,992 in expense with regards to these warrants during fiscal year ended September 30, 2009.  Please see Note 15- Subsequent Events for additional information.

	Warrants	Weighted Average Exercise Price
Outstanding as of September 30, 2007	-	-
Granted	1,550,000	$1.25
Exercised	-	-
Forfeitures	-	-
Outstanding as of September 30, 2008	1,550,000	$1.25
Granted	5,128,031	$0.70
Exercised	-	-
Forfeitures	-	-
Outstanding as of September 30, 2009	6,678,031	$0.83

Note 12- Related Party Transactions

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

Prior to and at the time of the completion of the acquisition of Boomerang Utah, the holder of Boomerang Utah’s outstanding capital stock was Boomerang Systems Holdings, Inc. (“Holdings”). Certain persons, who were formerly the beneficial holders of the outstanding stock of Holdings, are also members or stockholders of other entities that are parties to agreements with Boomerang Utah.  HSK Funding, Inc., Lake Isle Corp., and
Venturetek, LP, former stockholders of Holdings, are beneficial holders of shares of our company and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us.   Gail Mulvihill, the individual who exercises voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President.

SB&G Properties, an entity owned by HSK Funding, Lake Isle Corp. and Venturetek, is the landlord under a lease entered into with Boomerang Utah dated October 1, 2008, relating to premises located at 324 West 2450 North, Building A, Logan, Utah. The term of the lease is for one year with an annual rent of $260,610 plus real property and school taxes. This includes deferred rent of $176,610. In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang Utah’s manufacturing activities.  At September 30, 2009 the total amount of deferred rent due is $267,480 recorded as due to related party on the balance sheet.  The Company is in the process of negotiating a new lease.

Stan Checketts Properties, L.C.(“SCP), whose sole owner is Mr. Stanley J. Checketts, is the landlord under a lease entered into with Boomerang Utah dated October 1, 2008 for premises located at 324 West 2450 North, Building B, Logan, Utah. The term of the lease is for one year at a fixed annual rent of $157,680 plus real property and school taxes. This includes deferred rent of $106,857.  In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 18,000 square foot leased premises are also used for Boomerang Utah’s manufacturing activities.  At September 30, 2009 the total amount of deferred rent due is $178,808 recorded as due to related party on the balance sheet.  The Company is in the process of negotiating a new lease.

SB&G is obligated on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $841,891 as of September 30, 2009, bearing interest at 3.807% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang Utah, along with Messrs. Mulvihill, Checketts, and Burton Koffman (“Koffman”), are the joint and several guarantors of the promissory note.

Note 12- Related Party Transactions (continued)

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

J and A Financing, Inc., also affiliated with Messrs. Mulvihill and Koffman, has guaranteed two loans to Boomerang Utah from a non-affiliated bank, totaling $485,000, inclusive of $5,388 in accrued interest as of September 30, 2009 and maturity in May 2010.

In May 2008, we entered into a grid loan agreement with J&A Financing for a maximum borrowing availability of $1,500,000 for which it has drawn down $1,000,000 with interest of 9%.  The loan is not collateralized and is due on December 31, 2010.

Note 13- Commitments & Contingencies

SB&G is obligated on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $841,891, bearing interest at 3.807% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang Utah, along with Messrs. Mulvihill, Checketts, and Koffman, are the joint and several guarantors of the promissory note.

The lease on our principal office is for a term of five years with a 4% annual increase on the prior year’s base rent.  The two renewal terms are for four years each with 4% annual increases on the prior year’s base rent.  The Company has the option to terminate the lease thirty-six months after the Commencement Date of January 1, 2009.

The aggregate future minimum annual rental payments, exclusive of escalation payments for taxes and operating costs, under operating leases are as follows:

Fiscal Year Ending September 30,

2010	$79,001
2011	82,161
2012	85,447
2013	88,865
2014	92,420
Total	$427,894

Note 14- Concentration of Risk

Financial instruments, which potentially expose the Company to concentrations of risk, consist primarily of cash and trade accounts receivable.  The Company maintains some of its cash balances in accounts, which exceed federally insured limits.  At September 30, 2009, cash deposits exceeded federally insured limits by approximately $569,934.  It has not experienced any losses to date resulting from this policy.  Certain vendors to the Company also accounted for a large representation of its purchases.  The purchases from four vendors were in excess of 5% of purchases.  The Company routinely assesses the financial strength of its customers, and as a consequence believes the concentration of these credit risks are limited.

Note 15- Subsequent Events

On October 15, 2009, we granted options to purchase common stock, i) ten-year non-statutory options to purchase 20,000 vested shares exercisable at $0.10 per shares; ii) five-year non-statutory options to purchase 500,000 shares exercisable at $0.10 per share.  The options of 500,000 shares are subject to the following vesting schedule; 25% eighteen months after the grant date of October 15, 2009 and 25% every six months thereafter.  These stock options are subject to forfeiture until service conditions associated with their grant are satisfied.

Note 15- Subsequent Events (continued)

The last tranche of the private placement was completed on December 14, 2009.  The 13,905,753 shares of Common Stock sold in the Third Tranche were sold for cash in the amount of $1,390,575.

On December 23, 2009, a holder of warrants to purchase 1,766,020 shares agreed to waive its’ rights to exercise its warrants until our Certificate of Incorporation is amended with the State of Delaware to increase our authorized common shares from 100,000,000 to 200,000,000 so as to enable sufficient authorized shares to be available for the full exercise of warrants.  The anticipated completion date of this Amendment is January 31, 2010.  The warrants will become exercisable as of the actual date that the Amendment is filed with the State of Delaware.

Our Board of Directors has also approved the issuance of ten year stock options exercisable at $0.10 per share to purchase 800,000 shares of Common Stock and five year warrants exercisable at $0.10 per share to purchase 1,000,000 share of Common Stock at such time as the Amendment to the Certificate of Incorporation is filed with the State of Delaware.

On October 26, 2009, the United Arab Emirates (“UAE”) granted a Commercial License to Boomerang Systems Middle East, LLC, the UAE joint venture between Boomerang Systems USA Corp., a subsidiary of Boomerang Systems, Inc., and Tawreed Companies Representation, a UAE company.

Subsequent to September 30,2009 and through October 31, 2009, the holders of $1,450,000 principle amount of  the Company’s 12% promissory notes issued in the fourth quarter of fiscal 2008 exchanged their principal and accrued interest into the Company’s common stock at an exchange ratio of $ $0.10 of principle and interest for each share of common stock.  This transaction was completed on November 30, 2009 and $1,678,038 of principle and accrued interest was exchanged for 16,780,065 common shares.  In December 2009, we repaid the one note that was not converted.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS INC.

Dated: January 12, 2010	By:	/s/ STANLEY J. CHECKETTS
Stanley J. Checketts, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ STANLEY J. CHECKETTS	Chief Executive Officer	January 12, 2010
and Director
Stanley J. Checketts

/s/ JOSEPH R. BELLANTONI	Chief Financial Officer	January 12, 2010
and Director
Joseph R. Bellantoni

/s/ GUY JARDINE	Chief Operating Officer	January 12, 2010
and Director
Guy Jardine

/s/ MAUREEN COWELL	Secretary and	January 12, 2010
Director
Maureen Cowell

/s/ PAUL J. DONAHUE	Director	January 12, 2010

Paul J. Donahue

/s/ STEVEN C. ROCKEFELLER, JR.	Director	January 12, 2010

Steven C. Rockefeller, Jr.