Form 10-Q
period 2009-12-31
Boomerang Systems, Inc.
filed 2010-02-12
CIK 314712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Class - Common Stock, $0.001 par value
91,879,425 shares Outstanding at January 20, 2010
Transitional Small Business Disclosure Format (Check one):       Yes ☐   No ☒

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The attached unaudited financial statements of Boomerang Systems, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

Consolidated balance sheets	3

Consolidated statements of operations	4

Consolidated statements of cash flows	5

Notes to consolidated financial statements	6-16

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17-20

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	20

ITEM 4. Controls and Procedures	20-21

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings	22

ITEM 1A. Risk Factors	22-24

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	24-25

ITEM 3. Defaults Upon Senior Securities	25

ITEM 4. Submission of Matters to a Vote of Security Holders	25

ITEM 5. Other Information	25

ITEM 6. Exhibits	25-26

PART I FINANCAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$957,569	$1,032,160
Accounts receivable	37,000	37,000
Investment	20,420	20,420
Inventories	332,504	180,890
Prepaid expenses and other assets	50,961	42,740
Total current assets	1,398,454	1,313,210

Property, plant and equipment, net	252,257	263,252

	$1,650,711	$1,576,462

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$618,971	$563,797
Due to related party	487,785	446,288
Deposit payable	79,304	19,403
Debt, current portion - net of discount	586,780	2,303,460
Total current liabilities	1,772,840	3,332,948

Long term liabilities:
Debt- less current portion	433,695	429,522
Debt- related party	1,000,000	1,000,000
Total long term liabilities	1,433,695	1,429,522

Total liabilities	3,206,535	4,762,470

Stockholders' deficit:
Common stock, $0.001 par value; authorized shares 100,000,000
91,879,425 and 61,193,610 issued and outstanding	91,879	61,193
Additional paid in capital	17,950,384	14,673,734
Accumulated (deficit)	(19,598,087)	(17,920,935)
Total stockholders' (deficit)	(1,555,824)	(3,186,008)

	$1,650,711	$1,576,462

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
		(Restated)
Revenues:
System sales	$-	$-
Total revenues	-	-

Cost of Goods Sold	-	-
Gross Loss	-	-

Expenses:
Sales and marketing	229,524	229,263
General and administrative expenses	851,117	526,182
Research and development	523,287	286,190
Depreciation and amortization	12,130	15,540
Total expenses	1,616,058	1,057,175

Loss from operations	(1,616,058)	(1,057,175)

Other income (expenses):
Interest income	1,742	1,057
Interest expense	(60,001)	(276,991)
Interest expense- debt discount	-	(187,500)
Total other income (expenses)	(58,259)	(463,434)

Loss before provision for income taxes	(1,674,317)	(1,520,609)
Provision for income taxes	2,835	4,116

Net loss	$(1,677,152)	$(1,524,725)

Net loss per common share - basic and diluted	$(0.02)	$(0.09)

Weighted average number of shares - basic and diluted	70,718,179	16,490,363

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,677,152)	$(1,524,725)
Adjustments to reconcile net loss operations to net cash (used in) operating activities:
Depreciation	12,130	15,540
Grant of options for services	138,104	26,952
Amortization of debt discount	-	375,000
Post-Maturity Warrants	100,619	-
Changes in assets and liabilities:
(Increase)/ decrease in accounts receivable	-	98,049
Decrease in costs and estimated earned profits in excess of billings on completed contracts	-	28,814
(Increase)/ decrease in inventories	(151,614)	27,214
(Increase)/ decrease in prepaid expenses and other assets	(8,221)	34,181
Increase in accounts payable and accrued liabilities	55,174	37,536
Increase in accrued interest payable	31,260	-
Increase in due to related party	41,497	-
Increase in deposit payable	59,901	-
NET CASH (USED IN) OPERATING ACTIVITIES	(1,398,302)	(881,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,135)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(1,135)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	608,651
Repayment of loans payable	(65,729)	(6,489)
Proceeds from private placement- common stock	1,390,575	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,324,846	602,162

DECREASE IN CASH AND CASH EQUIVALENTS	(74,591)	(279,277)
CASH AND CASH EQUIVALENTS - beginning of period	1,032,160	425,614

CASH AND CASH EQUIVALENTS- end of period	$957,569	$146,337

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$8,810	$23,810
Income taxes	$2,835	$4,116

Non-cash investing and financing activites:
Conversion of promissory notes and accrued interest into common stock	$1,678,038	$-

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS:

The Company:

Boomerang Systems, Inc. a Utah corporation (“Boomerang Utah”) was incorporated under the laws of the State of Utah on December 6, 2006.

On February 6, 2008, Boomerang Utah entered into an agreement with Digital Resources, Inc, (“Digital”) (formerly Dominion Resources, Inc.), a Delaware corporation. Under the terms of the agreement (the “Acquisition”) Digital issued as consideration for all the business, assets and liabilities of Boomerang Utah 13,333,333 shares (on a post one-for-fifteen reverse split basis) of Digital. Subsequent to the Acquisition, Boomerang Utah became a wholly owned subsidiary of Digital, with the shareholders of Boomerang Utah owning approximately 80.9% of Digital. Under generally accepted accounting principles, the acquisition by Digital of Boomerang Utah is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent, to the acquisition by Boomerang Utah of Digital. As the Acquisition was a capital transaction, and not a business combination, there is no assigned goodwill or other intangible asset resulting from the Acquisition.

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

Concurrent with the Acquisition on February 6, 2008, and required as part of the Acquisition, the Company (i) completed a private placement of 2,000,000 post-split shares of our Common Stock pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) resulting in net proceeds to us of approximately $1,700,000, (ii) completed a one-for-fifteen reverse stock split of our outstanding shares, and (iii) the Company completed all filing requirements under the Securities Exchange Act of 1934, as amended, and the passage of all notice periods.

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

Our fiscal year end is September 30th. We define fiscal year 2010 as the twelve month period ending September 30, 2010.

Basis of Presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared for the interim period and are unaudited (consisting only of normal recurring adjustments) which are in the in opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These statements should be read in conjunction with Form 10-K for fiscal 2009, and other filings of the Company, including, but not limited to, the Company’s Form DEF 14C filed on January 4, 2010, all of which are on file with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results for the Company to be expected for the full fiscal year ending September 30, 2010.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

Going Concern:

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2009 of $9,693,734 which includes non-cash expenses of $184,150 for stock options and $3,635,992 for warrants that were issued during the fiscal year, and $41,290 for depreciation. For the first three months of fiscal 2010, the Company incurred a net loss of $1,677,152 which includes non-cash expenses of $138,104 for stock options, $100,619 for warrants and $12,130 for depreciation. The Company had negative cash flow from operations for the first three months of fiscal 2010 and during the year ended September 30, 2009 in the amount of $1,398,302 and $3,737,008, respectively. As of December 31, 2009 and September 30, 2009, the Company's liabilities exceeded its assets by $1,555,824 and $3,186,008, respectively.

These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties of the Company's continued existences are: 1) to raise additional debt and equity capital and 2) to develop and implement a business plan involving the marketing and sale of our products which will generate positive operating cash flow. Management believes that these plans can be effectively implemented in the next twelve-month period.

Restatement and Correction of Error of Previously Issued Financial Statements:

The financial statements for the period ended December 31, 2008 have been restated to correct the accounting treatment of previously recorded transactions.

•	During the second quarter of fiscal year 2008 the company issued stock options. We have recognized an expense for this in the amount of $26,952 for the three months ended December 31, 2008.
•
During the fourth quarter of fiscal year 2008 the company issued debt with warrants attached. The value of these warrants was capitalized and accounted for as a discount on debt in the Company’s restated Form 10K/A for the year ended September 30, 2008. We have amortized $375,000 of this debt discount, and accounted it for as interest expense for the three months ended December 31, 2008.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

Restatement and Correction of Error of Previously Issued Financial Statements (continued):

Statements of Operations components for the restatement data for the Three Months Ended December 31, 2008:
	As Filed	Restated	Change
System Sales	-	-	-

COGS	-	-	-

Gross (Loss)	-	-

Expenses
Other Operations	-	-	-
Sales & Marketing	280,032	280,032	-
General & Administrative	453,076	480,028	(26,952)
Research & Development	281,575	281,575	-
Depreciation & Amortization	15,540	15,540	-
Total Expenses	1,030,223	1,057,175

(Loss) from Operations	(1,030,223)	(1,057,175)	26,952

Other Income(Expenses)
Interest Income	1,057	1,057	-
Interest Expense	(89,491)	(464,491)	375,000
Debt Discount	-	-	-
Debt Write Off	-	-	-
Total Other Income(Expenses)	(88,434)	(463,434)

(Loss) Before Provision for Income Taxes	(1,118,657)	(1,520,609)	401,952
Provision for Income Taxes	4,116	4,116	-

Net (Loss)	(1,122,773)	(1,524,725)	401,952

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

Restatement and Correction of Error of Previously Issued Financial Statements (continued):

Details/Adjustments on Changes to the Income Statement
Category	Original	Note	Change	Restated
General & Administrative	453,076			453,076
		(c)	26,952	26,952
			26,952	480,028

Interest Expense	(89,491)			(89,491)
		(b)	(375,000)	(375,000)
			(375,000)	(464,491)

Net Loss	(1,122,773)			(1,122,773)
		(b)	(375,000)	(375,000)
		(c)	(26,952)	(26,952)
			(401,952)	(1,524,725)

Earnings Per Share:
Basic Net Loss per Common Share	(0.07)	(e)	(0.02)	(0.09)
Diluted Net Loss per Common Share	(0.07)	(e)	(0.02)	(0.09)

Weighted Average Number of Shares- Basic	16,490,362	(f)	1	16,490,363
Weighted Average Number of Shares- Diluted	16,490,362	(f)	1	16,490,363

(b)-	Recording the amortization of debt discount for the quarter ended December 31, 2008.
(c)-	To record expenses for vested portion for granted options that vest over three years in accordance with FAS No. 123 (R).
(e)-	As a result of the above entries that effected earnings, the earnings per share are affected based on the cumulative effect of these entries.
(f)-	To correct weighting of shares as a result of the recapitalization and the change in capital structure.

Reclassification:

Certain quarter ended December 31, 2008 items have been reclassified to conform to the quarter ended December 31, 2009 presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED December 31, 2009 AND 2008
(Unaudited)

Revenue Recognition (continued):

No revenue has been recorded for the quarter ended December 31, 2009 and 2008.

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

Codification of Accounting Standards:

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

Earnings Per Common Share:

We adopted ASC 260 (formerly FASB No. 128, “Earnings per Share”). The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/ (loss) per share was computed by dividing our net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted income/(loss) per common share for the quarter ended December 31, 2009 and 2008 were 70,718,179 and 16,490,363, respectively and the years ended September 30, 2009 and 2008 were 18,239,873 and 15,377,640, respectively.  The Company’s common stock equivalents, of outstanding options and warrants, have not been included as they are anti-dilutive. As of December 31, 2009, there were options outstanding for the purchase of 3,027,686 common shares and warrants for the purchase of 6,852,541 common shares, both of which could potentially dilute future earnings per share.

Stock-Based Compensation:

The analysis and computation was performed based on our adoption of ASC 718-10-25 (formerly FAS No. 123R, share-based payment), which requires the recognition of the fair value of stock-based compensation.  For the fiscal quarter ended December 31, 2009 and 2008, we conducted an outside independent analysis and our own review, and based on the results, we recognized $138,104 and $26,952, respectively, in share-based payments related to non-vested stock options that were issued during fiscal year 2009.

Research and Development:

Pursuant to ASC 730 (formerly SFAS No. 2), research and development costs are expensed as incurred.  The Research and Development expense for the three months ended December 31, 2009 and 2008 are $523,287 and $286,190 respectively.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED December 31, 2009 AND 2008
(Unaudited)

Advertising:

Advertising costs amounted to $55,752 and $83,335 for the three months ended December 31, 2009 and 2008, respectively. Advertising costs are expensed as incurred.

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

Accordingly, we have not recorded an allowance for doubtful accounts at December 31, 2009 and 2008, respectively.

NOTE 3– INVESTMENTS:

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

NOTE 4- INVENTORY:

Inventories consisting of parts, materials, and assemblies are stated at the lower of cost or market. Cost is determined using the weighted average cost method.  The components of inventories consisted of raw materials (parts and assemblies) as of December 31, 2009 and September 30, 2009 and they were $332,504 and $180,890, respectively.  There was no work in process or finished goods for December 31, 2009 and September 30, 2009.

NOTE 5 - PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred.  Costs of major additions and betterments are capitalized.  Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets.  Depreciation and amortization for the three months ended December 31, 2009 and 2008 was $12,130 and $15,540, respectively.

Property, plant and equipment consist of the following at December 31, 2009 and September 30, 2009:
Computer equipment	$133,263	$132,128
Machinery and equipment	96,855	96,855
Furniture and fixtures	32,858	32,858
Leasehold improvements	62,469	62,469
	325,445	324,310
Less: Accumulated depreciation	73,188	61,058
	$252,257	$263,252

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

NOTE 6- DEBT:

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

The value of the initial warrants has been allocated based on their fair value to the entire debt. The Company valued the warrants to their maximum value in proportion to the entire $1,500,000 in debt. The warrants were valued at $2,245,596 using a Black-Scholes valuation model with the following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 272.9%; risk-free interest rate of 1.61%; an expected life of five years; fair value of the stock on the date of the debt agreement was $1.50 per share.  The Company has recorded a debt discount with regards to these warrants to their maximum proportional value relative to the debt of $1,500,000. This discount was fully amortized as of September 30, 2009. During the three months ended December 31, 2009 the debt discount was fully amortized.  During the three months ended December 31, 2008 the Company amortized $375,000 of this debt discount.

As of September 11, 2009, the Company determined to use its’ resources for Research and Development and has elected not to pay these Notes when due.  Through December 31, 2009, we have issued Post-Maturity or Default warrants to purchase an aggregate of 5,302,541 shares of the Company’s Common Stock of which warrants to purchase 2,551,681 shares are exercisable at $0.72 for August, warrants to purchase 2,576,350 shares are exercisable at $0.69 for September, warrants to purchase 86,821 shares are exercisable at $0.68 for October and warrants to purchase 87,689 shares exercisable at $0.58 for November.  The Company is using the Black Scholes Method to calculate the value of these warrants.  As a consequence of the exchange of the promissory notes for shares of stock and the repayment of the remaining note, as described below, the additional warrants ceased to be issued commencing in December 2009.

During the three months ended December 31, 2009, the holders of $1,450,000 principle amount of  the Company’s 12% promissory notes issued in the fourth quarter of fiscal 2008 exchanged their principal and accrued interest into the Company’s common stock at an exchange ratio of $ $0.10 of principle and interest for each share of common stock.  This transaction was completed on November 30, 2009 and $1,678,038 of principle and accrued interest was exchanged for 16,780,065 common shares.  In December 2009, we repaid the one note that was not converted.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

NOTE 6- DEBT (continued):

	Principal
	As of
	12/31/09	9/30/09	Maturity Date	Interest Rate	Secured
Current Debt:
Loan Payable- Third Party	74,757	72,904	Due Upon Demand	10%	No
Promissory Notes- Third Party		1,718,963	August 2009	12%	No

Note Payable- Bank	200,000	200,000	5/16/2010	3.50%	Yes

Note Payable- Bank	285,000	285,000	5/14/2010	3.341%	Yes
Lease Payable- Bank (current portion)	27,023	26,593	9/30/2010	6.448%	No
Total Current Debt:	586,780	2,303,460

Long-Term Debt:
Loan Payable- Third Party	374,145	363,053	12/31/2010	12%	No
Lease Payable- Bank	59,550	66,469	12/31/2012	6.448%	No

Total Long-Term Debt:	433,695	429,522

Long-Term Debt- Related Party:

Loan Payable- Related Party	1,000,000	1,000,000	12/31/2010	9%	No

Total Long-Term Debt- Related Party:	$1,000,000	1,000,000

NOTE 7- EQUITY:

Common Stock:

During the quarter ended December 31, 2009, the Company sold 13,905,750 shares of its common stock at $0.10 per share for proceeds of $1,390,575.

Options:

During October 2009, the Company granted options to employees to purchase common stock; i) comprised of ten-year non-statutory fully vested options to purchase 20,000 shares  exercisable at $0.10 per share and; ii) five-year non-statutory options to purchase 500,000 shares exercisable at $0.10 per share.    These 500,000 shares are subject to the following vesting schedule; 25% eighteen months after the grant date of October 15, 2009 and 25% every six months thereafter.  The fair value of common shares on the date of grant for the 520,000 options was $0.81 per share.  These stock options are subject to forfeiture until service conditions associated with their grant are satisfied.  The Company has valued the 20,000 fully vested options at approximately $16,200 and the 500,000 options at approximately $404,703, to be recognized over the expected term of their vesting.

The Company recorded $138,104 and $26,952 of compensation expense, net of related tax effects, for the options that have been granted to date with a vesting schedule for the three months ended December 31, 2009 and 2008, respectively, in accordance with ASC 718-10-25 (formerly SFAS No. 123 (R)). As of December 31, 2009, there is approximately $1,629,200 of total unrecognized costs related to unvested stock options granted to employees. These costs are expected to be recognized over a period of approximately two years.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

NOTE 7- EQUITY (continued):

When the stock options are granted, the fair value of each option granted is estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used for all options granted during the three months ended December 31, 2009:  (i) risk free interest rate of 1.61, (ii) expected life of 5 years (iii) dividend rate of 0.00% and (iv) expected volatility of 273%.

The volatility assumption for the period was based on the weighted average for the most recent year and long term volatility measures of our stock as well as certain of our peers. Stock-based compensation expense, recognized in the accompanying consolidated statement of operations for the three months ended December 31, 2009 and 2008, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  ASC 718-10-25 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Currently we have no historical data to use for estimating out forfeitures.

Warrants:

During September 2009, it was determined to use our resources for research and development and elected not to pay the $1,500,000 in Promissory Notes, which constituted a default on the Promissory Notes. Through December 31, 2009, the Company has granted Post-Maturity, or Default, Warrants to purchase an aggregate of 5,302,541 shares of the Company’s Common Stock, of which warrants to purchase 2,551,681 shares exercisable at $0.72 were granted in August 2009, warrants to purchase 2,576,350 shares exercisable at $0.69 were granted in September 2009, warrants to purchase 86,821 shares exercisable at $0.68 were granted in October 2009 and warrants to purchase 87,689 shares exercisable at $0.58 were granted in November 2009.  The Company used the Black Scholes Method to calculate the value of these warrants as well.  The Company recognized $3,635,992 in expense with regards to these warrants during fiscal year ended September 30, 2009 and $100,619 for the three months ended December 31, 2009.

NOTE 8 - RELATED PARTY TRANSACTIONS:

Certain beneficial holders of our Company, HSK Funding, Inc., Lake Isle Corp. and Venturetek, LP are also members of SB&G Properties, LC (“SB&G”), which is the landlord under a lease with us.  Burton Koffman is the individual who exercises voting and investment control over HSK Funding, Inc.  Gail Mulvihill is the individual who exercises voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President.

SB&G Properties, an entity owned by HSK Funding, Lake Isle Corp. and Venturetek, is the landlord under a lease entered into with Boomerang Utah dated October 1, 2008, relating to premises located at 324 West 2450 North, Building A, Logan, Utah. The term of the lease is for one year with an annual rent of $260,610 plus real property and school taxes. This includes accrued rent of $176,610. In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang Utah’s manufacturing activities.  At December 31, 2009 the total amount of accrued and unpaid rent due is $311,464 recorded as due to related party on the balance sheet.  The Company is in the process of negotiating a new lease.

Stan Checketts Properties, L.C.(“SCP), whose sole owner is Mr. Stanley J. Checketts, is the landlord under a lease entered into with Boomerang Utah dated October 1, 2008 for premises located at 324 West 2450 North, Building B, Logan, Utah. The term of the lease is for one year at a fixed annual rent of $157,680 plus real property and school taxes. This includes accrued rent of $106,857.  In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 18,000 square foot leased premises are also used for Boomerang Utah’s manufacturing activities.  At December 31, 2009 the total amount of accrued and unpaid rent due is $175,522 recorded as due to related party on the balance sheet.  The Company is in the process of negotiating a new lease.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS (continued):

SB&G is obligated on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $833,688 as of December 31, 2009, bearing interest at 3.807% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang Utah, along with Messrs. Gene Mulvihill, Checketts, and Burton Koffman (“Koffman”), are the joint and several guarantors of the promissory note.  Gene Mulvihill is the father of Christopher Mulvihill, the President of the Company, and husband of Gail Mulvihill, a principal stockholder of the Company

Messrs. Gene Mulvihill and Koffman, are the guarantors of a financing lease entered into on September 1, 2007 between Boomerang Utah and a nonaffiliated bank. The lease relates to certain equipment used by Boomerang Utah in its manufacturing operations. The total cost of the equipment was approximately $900,000. The rental is payable in sixty monthly installments of approximately $12,750. Boomerang Utah has the option to purchase the equipment at the conclusion of the lease term for approximately $315,000 which amount is the parties’ pre-determined fair market value of the equipment at the conclusion of the lease.

J and A Financing, Inc., also affiliated with Messrs. Gene Mulvihill and Koffman has guaranteed two loans to Boomerang Utah from a non-affiliated bank, totaling $485,000 as of December 31, 2009.

During fiscal year 2008, J and A Financing Inc. loaned $1,000,000 to the Company.  This loan matures on December 31, 2010.  The interest rate is 9% and the principle amount due at December 31, 2009 is $1,000,000.  There has been no forgiveness of debt on this loan.  This loan is classified as long-term debt- related party and is unsecured.

During the quarter ended December 31, 2009, the Company used the services of Coordinate Services, Inc. for product development.   The owner of this company is Gene Mulvihill, Jr. who is the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill, a principal stockholder.  The amount for this expense during the quarter ended is $38,423; which is recorded under Research and Development.

NOTE 9- COMMITMENTS AND CONTINGENCIES:

SB&G is obligated on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $881,250, bearing interest at 3.807% per annum and due August 1, 2027.  The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  Boomerang, along with Messrs. Mulvihill, Checketts, and Koffman, are the joint and several guarantors of the promissory note.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

NOTE 10– SUBSEQUENT EVENTS:

In December 2009, our Board of Directors approved the grant of ten year stock options exercisable at $0.10 per share to purchase 800,000 shares of Common Stock and five year warrants exercisable at $0.10 per share to purchase 1,000,000 shares of Common Stock at such time as the Amendment to the Certificate of Incorporation is filed with the State of Delaware.  The Amendment to the Certificate of Incorporation was filed with the State of Delaware on January 25, 2010.

On December 23, 2009, a holder of warrants to purchase 1,766,020 shares agreed to waive its’ rights to exercise its warrants until our Certificate of Incorporation was amended with the State of Delaware to increase our authorized common shares from 100,000,000 to 200,000,000.  The warrants will become exercisable as of the actual date that the Amendment is filed with the State of Delaware.   Since the Amendment to the Certificate of Incorporation was filed on January 25, 2010 the rights to exercise these warrants have been reinstated.

On January 6, 2010, we converted a $26,000 Accounts Receivable balance from a customer into a Note Receivable bearing interest of 6% with monthly payments starting February 1, 2010.  The monthly payments will be repaying the principal in the amount of $2,166.67 and the previous month’s accrued interest.

On January 25, 2010, the Company issued a 6% Convertible Promissory Note to Ruby Corp. in the amount of $360,000 due January 25, 2011.  The Note is convertible at a price equal to the price at which the Company sold shares of its Common Stock in a public or private offering prior to the date in the future when the Note is converted.

On February 5, 2010, the Company issued a 6% Convertible Promissory Note to James Mulvihill, brother of Christopher Mulvihill, our President, in the amount of $100,000 due February 5, 2011.  The Note contains the same terms as the Note issued to Ruby Corp.

J & A Financing has agreed to extend the maturity date of the loan to March 31, 2011 on February 9, 2010.  Currently outstanding with a principal amount of $1,000,000.  All of the other terms remain the same and there is no forgiveness of debt.  The Company has this classified as long-term debt- related party and it is unsecured.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 2010, the Company had net loss of $1,677,152. Included in net losses are the non-cash expenses of depreciation of $12,130, the issuance of stock options of $138,104 and the issuance of warrants of $100,619.

During the first three months of fiscal 2010, changes in assets and liabilities primarily included a decrease in cash and cash equivalents resulting from an increase in inventories of $151,614, an increase in prepaid and other assets of $8,221, offset by an increase of accounts payable and accrued liabilities of $55,174, an increase in accrued interest payables of $31,260, an increase in due to related party of $41,497 and an increase in deposit payable of $59,901. After reflecting the net changes in assets and liabilities, net cash used in operations was $1,398,302.

During the first three months of fiscal 2010, investing activities used net cash for the purchase of property, plant and equipment of $1,135, resulting in net cash used in investing activities of $1,135.

During the first three months of fiscal 2010, financing activities provided net cash from proceeds from private placement- of common stock of $1,390,575 with $65,729 used for a repayment of loans. Accordingly, net cash provided by financing activities was $1,324,846.

These activities during the first three months of fiscal 2010 resulted in the Company's cash and cash equivalents decreasing by $74,951.

During the remaining nine months of the fiscal year ending September 30, 2010, we expect to require and intend to seek to raise the sum of approximately $1,500,000 from the private sale of our debt and equity securities intended to be used for working capital.  This sum excludes repayment of debt.  The Company believes that it will be successful in negotiating an extension of  $485,000 of its current debt.  It is presently intended that the securities will be offered in such jurisdictions where the offering may lawfully be made to those persons who purchased our securities in our private sales of securities completed in February and August, 2008 and in fiscal year 2009 with any unsold securities purchased by certain of our affiliates.  The foregoing is not and should not be considered to be an offering of our securities. The foregoing is for informational purposes only. It is expected that the securities offered will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

There can be no assurance that the capital the Company requires to meet its operating needs will be raised on the above terms or any other terms.  If the Company is unsuccessful in raising this capital, it may be required to curtail its operations.

RESULTS OF OPERATIONS

FISCAL PERIOD ENDED DECEMBER 31, 2009 COMPARED WITH PERIOD ENDED DECEMBER 31, 2008

Revenues and Cost of Goods sold were $0 for both the quarter ended December 31, 2009 and the quarter ended December 31, 2008.

Sales and Marketing expenses were $229,524 during the quarter ended December 31, 2009 compared with $229,263 during the quarter ended December 31, 2008, for an increase of $261. The increase is the result of printing expenses incurred relating to  brochures for the robotic version of our systems.  The advertising expenses for the three months ended December 31, 2009 was $55,752.  In addition, as of December 31, 2009, the Company employed four full time salesmen and one support person compared to three full-time salesmen in 2008, which are recorded under Sales and Marketing expense.

General and administrative expenses were $851,117 during the first three months of fiscal 2010 compared with $526,182 during the first three months of fiscal 2009, for an increase of $324,935.  This increase is primarily the result of recording an expense of $134,104 resulting from the grant of stock options and $100,619 resulting from the grant of warrants plus additional administrative expenses in connection with the day to day operations of the Company and construction of a new model prototype, These activities include the expenses related to five full time employees and one part time employee in 2009 compared to five full-time and two part-time employees in 2008.

Research and Development expenses were $523,287 during the first three months of fiscal 2010 compared with $286,190 during the first three months of fiscal 2009, for an increase of $237,097.  This increase is a result of the Company’s working on a new prototype for the parking product line.  In addition, as of December 31, 2009 the Company employed fifteen full-time employees compared to eight full-time and 2 part-time employees in 2008.

Depreciation and amortization was $12,130 during the first three months of fiscal 2010 compared to $15,540 during the first three months of fiscal 2009, for a decrease of $3,410. This decrease is the result of the depreciable value of the assets decreasing over time.

Interest income was $1,742 during the first three months of fiscal 2010, compared with $1,057 during the first three months of fiscal 2009, for an increase of $685 due to issuing an employee advance in October 2009.

Interest expense was $60,001 during the first three months of fiscal 2010, compared with $464,491 during the first three months of fiscal 2009, for a decrease of $404,490.  This decrease is due to repayment of debt and the full allocation of the debt discount associated with the August 2008 12% Promissory Notes.

As of the end of the first fiscal quarter of 2010 there are three outstanding contracts awaiting various approvals in order to become unconditional agreements for the sale of products.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the fiscal quarter ended December 31, 2009 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

For the period ended December 31, 2009 and 2008, the Allowance for Doubtful Accounts was $0.

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

Stock options - Pursuant to ASC 718-10-25 (formerly SFAS No. 123 (R)), the Company uses the Black-Scholes method to calculate the fair value of the options.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934.  These forward-looking statements are largely based on our current expectations and projections about future events and conditions affecting our business, the markets for our products and customer acceptance of our products and conditions in the construction industry.  Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate and intend to operate.  These forward-looking statements may be identified by the use of terms and phrases such as  “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, “targets”, “will”, “anticipates”, and similar expressions or variations of these terms and similar phrases.  Comments about our critical need for additional capital and our ability to raise such capital when and as needed and on acceptable terms are forward-looking statements.  Additionally, statements concerning future matters such as the costs and expenses we expect to incur, our ability to realize material revenues, delays we may encounter in selling our products and gaining market acceptance for our products, the cost of the further development of our products, and achieving enhancements or improved technologies, achieving material sales levels, marketing expenses, projected cash flows, our intentions regarding raising additional capital and when additional capital may be required, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors, as well as those discussed elsewhere in this Form 10-Q.  The cautionary statements should be read as being applicable to all forward-looking statements wherever they appear in this Form 10-Q and they should also be read in conjunction with the consolidated financial statements, including the related footnotes.

Neither management nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All forward-looking statements in this Form 10-Q are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements.  We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Form 10-Q.  Certain information included in this Form 10-Q may supersede or supplement forward-looking statements in our other Exchange Act reports filed with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a Smaller Reporting Company, no response is required to this Item.

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2009, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Disclosure Controls
Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in our reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Principal Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our company's Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of the significant deficiency and the material weaknesses described below. Measures are being taken to include documentation of management oversight and review as part of the appropriate functional procedures.

Material Weaknesses:
The financial statements for the quarter and three months ended December 31, 2008 were restated to correct the accounting treatment previously accorded certain transactions.

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

We have identified material weaknesses in our internal controls over financial reporting as of the quarter ended December 31, 2009 that do not require our financial statements to be restated.  Since we are a small business issuer, we do not maintain a full staff of accounting personnel with full knowledge of the accounting treatment for all transactions which constitutes a material weakness in our internal controls over financial reporting.  We’ve hired consultants from time to time as we believe necessary to provide the necessary experience in accounting for these types of transactions.

Changes in Internal Controls
Except for the retention of consultants from time to time as deemed necessary and described above, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

An investment in the Company's securities involves a high degree of risk, including, but not necessarily limited to, the risk factors described below.  Each prospective investor should carefully consider the following risk factors inherent in and affecting the Company and its business before making an investment decision to purchase the Company’s securities.

The Company Has Limited Current Revenues and Has a Severe Shortage of Capital.  The Company’s subsidiary, Boomerang  Utah, which the Company acquired in February 2008, was organized in January 2007 and is in the early stage of developing its business plan and operations and has a very limited history of operations.  As a result of Boomerang’s limited operating history, Boomerang has limited meaningful historical financial data upon which an evaluation of its current business plans and its prospects can be based.  Boomerang’s anticipated expense levels in the future are based in part on its expectations as to the subjective views of its management as to the market for its automated parking and self-storage systems.  Boomerang currently has a severe shortage of working capital.  The Company has $1,772,840 of indebtedness due on demand or classified as a current liability.  Boomerang requires additional capital to continue its operations.

  There are Questions As to the Company’s Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report for Fiscal Year Ended September 30, 2009 Concerning These Questions.  The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.  The Company had a loss in fiscal 2009 of $9,693,734 which includes the non-cash expenses of $184,150 for stock options and $3,635,992 for warrants that were issued during the fiscal year and $41,290 for depreciation.  It had a net loss for the first three months of fiscal 2010 in the amount of $1,677,152 including non-cash expenses of $12,130 for depreciation, $138,104 for stock options and $100,619 for warrants as a result of the grant of options and warrants during that period.  The Company had a working capital deficiency at December 31, 2009 of $374,386. It had a negative cash flow from operations during the first three months of fiscal 2010 and in fiscal 2009 of $1,398,302 and $881,439, respectively.  As of December 31, 2009, the Company’s liabilities exceeded its assets by $1,555,824.  All the foregoing factors lead to questions concerning the Company’s ability to meet its obligations as they come due.  The Company has financed its activities using private debt and equity financings.  As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company’s assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

The independent auditor’s report on the Company’s financial statements as of and for the year ended September 30, 2009 includes an explanatory paragraph which states that the Company has no material revenues, has suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

Extended Sales Cycle in Procuring Signed Contracts and Revenues. Procuring signed contracts for the sale of the Company’s systems is characterized by extended periods of time until the buyer is able to obtain the necessary government approvals to construct the facility, financing for the project, designs for the entire facility including, as part of the entire facility, the parking facility to be provided by the Company, and entering into construction agreements with the numerous contractors involved. These extended periods can be expected to lead to delays in the Company entering into contracts, some of which may be for extended periods, the Company’s realization of material revenues from the project and cause the Company to be dependent upon its limited amounts of capital to fund its operations during these periods.  Additionally, the Company’s failure to receive revenues at the times it anticipates and has projected could materially adversely affect the Company’s financial condition.

Recent Introduction of Advanced System.  In March, 2009, the Company’s management determined to focus the Company’s activities on the design, manufacture and marketing of an advanced robotic version of both our parking and self-storage systems. The consequence of this decision was to redirect the Company’s efforts during the year 2009 onto these activities rather than on marketing the Company’s automated racking and retrieval systems.  This adversely affected the Company’s sales in fiscal 2009 and the first quarter of fiscal 2010.  Also, the Company’s presentation of an advanced prototype robotic version delayed the Company’s marketing efforts.  There can be no assurance that the consequences of this refocus of the Company’s marketing efforts will be fully overcome within the current year.

The Company May Never Become Profitable. There can be no assurance that the Company, including Boomerang Utah, will have a significant or successful operating history.  The Company may experience losses, limited or no potential for earnings, limited assets, negative net worth or other characteristics that are indicative of development stage companies.  There can be no assurance that the Company can be operated so as to develop significant revenues and cash flow and become profitable.
The Company Needs Additional Capital to Pursue its Business Plans and It May be Unable to Raise that Capital.  The Company had cash of $957,569 and current liabilities of $1,772,840 including accounts payable of $618,971 as of December 31, 2009.  As of January 20, 2009, the Company had cash of $647,876 and liabilities in the amount of $3,129,748, including debt in the amount of $2,611,602 and accounts payable in the amount of $518,146.  As of December 31, 2009, the Company had no outstanding unconditional contracts for the purchase of its products.  Management estimates that it will require approximately $1,500,000 of capital through September 30, 2010 and that its fixed expenses are approximately $280,000 per month.  The Company is in need of raising this capital in order to continue its operations.

Including the cash required in pursuing the Company’s business plan, the Company estimates that it may require up to approximately $1,500,000 (stated above) for working capital during the fiscal year ending September 30, 2010 to fund its intended level of operations.  This sum excludes repayment of debt.  The Company believes that it will be successful in negotiating an extension of $485,000 of its current debt.  Further, in the event the Company engages in any further material transactions during the fiscal year ending September 30, 2010, it can be expected that it will require additional funds.   As of February 10, 2010, we had made no firm arrangements to obtain these funds or to engage in any such material transactions and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities, including debt securities convertible into equity. The failure to obtain these funds may impair the Company’s ability to meet its business objectives.

There can be no assurance that the capital the Company requires to meet its operating needs will be raised on the above terms or any other terms.  If the Company is unsuccessful in raising this capital, it may be required to curtail its operations.

Limited Management Experience in Manufacture and Marketing of Automated Parking and Self-storage Systems.  The Company has only recently entered the business of manufacturing and marketing of automated parking and self-storage systems and its management has limited experience in the manufacturing and marketing of automated parking and self storage systems. This limited experience can be expected to possibly result in disruptions or inefficiencies in these activities which may adversely affect the Company’s activities and its operating results. Because of this limited experience, the Company may be unable to achieve its goals and objectives in sales of its systems which would result in disappointing revenues and operating results.   Mr. Stanley J. Checketts, is the Chief Executive Officer of the Company has various real estate and other interests to which he will devote a portion of his time. Such activities are not expected to interfere with his activities on the Company’s behalf.

Intense Competition.  Management expects that the Company will experience intense competition. It can be expected that it will experience intense competition from others in the manufacturing and marketing of automated parking and self-storage facilities. Management believes that it has more than ten competitors engaged in the manufacture and marketing of automated parking facilities and a more limited number engaged in the manufacture and marketing of the self-storage facilities. Management expects that many of its competitors will be divisions of large multi-national enterprises and be better capitalized than the Company.  Other automated parking and self-storage facilities are available from both domestic and foreign manufacturers, and it can be anticipated that others will seek to enter the market. Manufacturers of automated materials handling warehouse systems may seek to manufacture systems in competition with the Company.

Absence of Patent or Other Protection.  The Company has not to date been granted any patent protection for its automated trolley-operated parking and self-storage systems and there can be no assurance that, if one or more of the Company’s pending applications were allowed, any significant patent protection would be granted. Accordingly, the Company may have limited protection to prevent others from entering into competition with it.  There can be no assurance that the Company’s systems may not violate the patent or other proprietary rights of others. If such violations should occur, the Company could be subject to litigation seeking to enjoin the manufacture and sale of the systems, seeking to collect royalties or other monetary damages. The existence of such litigation or the threat of such litigation could disrupt and delay the Company’s ability to pursue its business plans.

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

The Requirements of Section 404 of the Sarbanes-Oxley Act of 2002 Require that the Company Undertake an Evaluation of Its Internal Controls That May Identify Internal Control Weaknesses.   The Sarbanes-Oxley Act of 2002 imposes duties on the Company and its executives, directors, attorneys and independent registered public accounting firm. In order to comply with the Sarbanes-Oxley Act, the Company is required to evaluate its internal controls systems to allow management to report on, and its independent auditors to attest to, the Company’s internal controls. The Company has initiated the establishment of the procedures for performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.  The Company anticipates being able to fully implement the requirements relating to reporting on internal controls and all other aspects of Section 404 in a timely fashion. If the Company is not able to implement the reporting requirements of Section 404 in a timely manner or with adequate compliance, the Company’s management and/or its auditors may not be able to render the required certification and/or attestation concerning the effectiveness of the internal controls over financial reporting, the Company may be subject to investigation and/or sanctions by regulatory authorities, such as the Securities and Exchange Commission or the FINRA, and its reputation may be harmed. Any such action could adversely affect the Company’s financial results and the market price of its common stock.

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

Possible Future Issuances of Additional Shares that are Authorized May Dilute the Interests of Stockholders. Our Certificate of Incorporation currently authorizes our Board of Directors to issue up to 200,000,000 shares of Common Stock and 1,000,000 shares of undesignated Preferred Stock.  Any additional issuances of any of our authorized but unissued shares will not require the approval of shareholders and may have the effect of further diluting the equity interest of shareholders.

Existence of Limited Market for the Company’s Common Stock.  There has been a very limited market for the Company’s Common Stock.  Accordingly, although quotations for the Company’s Common Stock have been, and continue to be, published in the “pink sheets” published by the National Quotation Bureau, Inc., these quotations, in the light of the Company’s operating history, continuing losses and financial condition, are not necessarily indicative of the value of the Company.  Such quotations are inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended December 31, 2009, we issued and sold an aggregate of 13,905,750 shares of Common Stock at a price of $0.10 per share.  These sales were the third of three tranches of a private offering commenced in May 2009 and concluded in December 2009.  The offer and sale of the shares was made in a transaction exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) and Regulation D.

Also, pursuant to agreements entered into in December, 2009, we issued an aggregate of 16,780,065 shares in exchange for an aggregate of $1,450,000 principal amount of our 12% Promissory Notes and $235,919 of accrued interest on the Notes issued in 2008.  The shares were issued as exempt securities under Section 3(a)(9) of the Securities Act.

During October 2009 we granted options to employees to purchase common stock; i) comprised of ten-year non-statutory fully vested options to purchase 20,000 shares  exercisable at $0.10 per share and; ii) five-year non-statutory options to purchase 500,000 shares exercisable at $0.10 per share.    These 500,000 shares are subject to the following vesting schedule; 25% eighteen months after the grant date of October 15, 2009 and 25% every six months thereafter.  The issuance of the options and the issuance of the shares on exercise of the options will be made in transactions exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2).

During September 2009, it was determined to use our resources for research and development and elected not to pay the $1,500,000 principal amount of our Promissory Notes, which constituted a default on the Promissory Notes. Under the terms of the notes we were required to issue through December 31, 2009, Post-Maturity or Default warrants to purchase an aggregate of 5,302,541 shares of our Common Stock of which warrants to purchase 2,551,681 shares are exercisable at $0.72 and were issued in August 2009, warrants to purchase 2,576,350 shares are exercisable at $0.69 and were issued in September 2009, warrants to purchase 86,821 shares are exercisable at $0.68 were issued in October 2009 and warrants to purchase 87,689 shares exercisable at $0.58 were issued in November 2009.  The issuance of the warrants  and the issuance of the shares on exercise of the warrants will be made in transactions exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On January 25, 2010, we filed an amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware effecting an increase in our authorized shares of Common Stock from 100,000,000 shares to 200,000,000 shares.  The filing of our Certificate of Amendment was authorized by the holders of a majority of our shares of Common Stock outstanding by written consents dated December 21, 2009 pursuant to Section 228 of the Delaware General Corporation Law and was disclosed in an Information Statement under the Securities and Exchange Act of 1934 mailed to stockholders on or about January 4, 2010.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit
Number	Description

3.1(a)	Certificate of Incorporation and Amendment No. 1 thereto (1)

3.1(b)	Certificate of Amendment dated June 24, 1992 to Certificate of Incorporation. (2)

3.1(c)	Certificate of Amendment filed in the State of Delaware on November 10, 2004 effecting an increase in the registrant’s authorized shares of Common Stock. (3)

3.1(d)	Certificate of Amendment filed in the State of Delaware on November 10, 2004 effecting change of corporate name and limit on Directors’ liability under Delaware law. (3)

3.1(e)	Certificate of Amendment filed in the State of Delaware on February 6, 2008 effecting a one-for-fifteen reverse stock split of the registrant’s outstanding Common Stock. (4)

3.1(f)	Certificate of Amendment filed in the State of Delaware on February 6, 2008 effecting an increase in the registrant’s authorized shares of Common Stock. (4)

3.1(g)	Certificate of Ownership and Merger filed in the State of Delaware on February 6, 2008 effecting a change in the Registrant’s corporate name to Boomerang Systems, Inc. (4)

3.1(h)	Certificate of Amendment filed in the State of Delaware on September 3, 2009 effecting an increase in the registrant’s authorized shares of Common Stock. (5)

3.1(i)	Certificate of Amendment filed in the State of Delaware on January 25, 2010 effecting an increase in the registrant’s authorized shares of Common Stock. (5)

3.2	By-Laws adopted November 28, 2007 (5)

14	Code of Ethics, as amended December 28, 2009 (6)

31.1	Certification of President and Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of President and Principal Executive Officer Pursuant to Section 1350 (Furnished but not filed)

32.2	Certification of Principal Financial Officer Pursuant to Section 1350 (Furnished but not filed).

(1)	Filed as an exhibit to the Registration Statement on Form S-1 (File No. 2-66471) of the Company .

(2)	Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1992.

(3)	Filed as an Exhibit to Current Report on Form 8-K filed November 11, 2004.

(4)	Filed as an Exhibit to Current Report on Form 8-K filed February 7, 2008.

(5)	Filed herewith.

(6)	Filed as an Exhibit to Current Report on Form 8-K filed December 28, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

Dated: February 12, 2010	By: /s/ Stanley J. Checketts
Stanley J. Checketts
Principal Executive Officer

Dated: February 12, 2010	By: /s/ Joseph R. Bellantoni
Joseph R. Bellantoni
Principal Financial Officer
and Principal Accounting Officer