Form 10-Q
period 2010-03-31
Boomerang Systems, Inc.
filed 2010-05-10
CIK 314712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
                              (Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(973) 538-1194
(Registrant’s telephone number, including area code)

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
Indicates by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)
Yes ☐          No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class - Common Stock, $0.001 par value
97,715,961 shares Outstanding at April 20, 2010

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The attached unaudited financial statements of Boomerang Systems, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

Consolidated balance sheets	3

Consolidated statements of operations	4

Consolidated statements of cash flows	5

Notes to consolidated financial statements	6-21

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22-25

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	25

ITEM 4. Controls and Procedures	26

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings	27

ITEM 1A. Risk Factors	27-29

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	29-30

ITEM 3. Defaults Upon Senior Securities	30

ITEM 4. Submission of Matters to a Vote of Security Holders	30

ITEM 5. Other Information	30

ITEM 6. Exhibits	31

PART I FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$502,303	$1,032,160
Accounts receivable	0	37,000
Note receivable	21,779	0
Investment	0	20,420
Inventories	437,939	180,890
Prepaid expenses and other assets	72,717	42,740
Total current assets	1,034,738	1,313,210

Property, plant and equipment, net	313,250	263,252

	$1,347,988	$1,576,462

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$817,551	$563,797
Due to related party	557,853	446,288
Deposit payable	119,403	19,403
Billings in excesss of costs and estimated earned profits on uncompleted contracts	208,531	0
Debt, current portion - net of discount	974,401	2,303,460
Debt- related party	1,000,000	0
Total current liabilities	3,677,739	3,332,948

Long term liabilities:
Debt- less current portion	52,518	429,522
Debt- related party	0	1,000,000
Total long term liabilities	52,518	1,429,522

Total liabilities	3,730,257	4,762,470

Stockholders' deficit:
Common stock, $0.001 par value; authorized shares 100,000,000 97,715,961 and 61,193,610 issued and outstanding	97,716	61,193
Additional paid in capital	25,341,396	14,673,734
Accumulated (deficit)	(27,821,381)	(17,920,935)
Total stockholders' (deficit)	(2,382,269)	(3,186,008)

	$1,347,988	$1,576,462

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
		(Restated)		(Restated)
Revenues:
System sales	$86,975	$-	$86,975	$-
Total revenues	86,975	-	86,975	-

Cost of Goods Sold	75,945	-	75,945	-
Gross Loss	11,030	-	11,030	-

Expenses:
Sales and marketing	503,837	368,334	274,314	139,070
General and administrative expenses	8,275,529	988,641	7,424,412	462,459
Research and development	1,001,548	405,946	478,260	119,757
Depreciation and amortization	24,317	18,405	12,187	2,865
Total expenses	9,805,231	1,781,326	8,189,173	724,151

Loss from operations	(9,794,201)	(1,781,326)	(8,178,143)	(724,151)

Other income (expenses):
Interest income	2,511	1,346	769	289
Interest expense	(104,376)	(194,360)	(44,375)	(104,869)
Interest expense- debt discount	-	(750,000)	-	(375,000)
Total other income (expenses)	(101,865)	(943,014)	(43,606)	(479,580)

Loss before provision for income taxes	(9,896,066)	(2,724,340)	(8,221,749)	(1,203,731)
Provision for income taxes	4,380	5,664	1,545	1,548

Net loss	$(9,900,446)	$(2,730,004)	$(8,223,294)	$(1,205,279)

Net loss per common share - basic and diluted	$(0.12)	$(0.17)	$(0.09)	$(0.07)

Weighted average number of shares - basic and diluted	81,246,669	16,490,363	92,009,127	16,490,363

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,900,446)	$(2,730,004)
Adjustments to reconcile net loss operations to net cash (used in) operating activities:
Depreciation	24,317	18,405
Grant of options for services	5,869,982	53,904
Amortization of debt discount	-	750,000
Cancellation of Debt	-	692,697
Loss on equity investment	20,420	-
Post-Maturity Warrants	100,619	-
Issuance of warrants for services	901,316	-
Changes in assets and liabilities:
Decrease in accounts receivable	37,000	98,133
(Increase) in notes receivable	(21,779)
Decrease in costs and estimated earned profits in excess of billings on completed contracts	-	28,814
(Increase) in inventories	(257,049)	(755)
(Increase)/ decrease in prepaid expenses and other assets	(29,977)	54,656
Increase/ (decrease) in accounts payable and accrued liabilities	253,754	(518,394)
Increase in due to related party	111,565	-
Increase in deposit payable	100,000	-
Increase in billings in excess of costs and estimated earned profits on uncompleted contracts	208,531	-
NET CASH (USED IN) OPERATING ACTIVITIES	(2,581,747)	(1,552,544)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(74,315)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(74,315)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	507,522	1,194,729
Repayment of loans payable	(71,892)	(18,083)
Proceeds from private placement- common stock	1,690,575	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,126,205	1,176,646

DECREASE IN CASH AND CASH EQUIVALENTS	(529,857)	(375,898)
CASH AND CASH EQUIVALENTS - beginning of period	1,032,160	425,614

CASH AND CASH EQUIVALENTS- end of period	$502,303	$49,716

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$8,810	$9,854
Income taxes	$4,380	$5,664

Non-cash investing and financing activites:
Conversion of promissory notes and accrued interest into common stock	$2,141,691	$-

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS:

The Company:

On February 6, 2008, Boomerang Systems, Inc., a Utah corporation (“Boomerang Utah”)entered into an agreement with Boomerang Systems, Inc.,, a Delaware corporation (“Boomerang”) (formerly Digital Imaging Resources, Inc.), whereby under the terms of the agreement  Boomerang issued as consideration for all the business, assets and liabilities of Boomerang Utah 13,333,333 shares of Boomerang (the “Acquisition”). Subsequent to the Acquisition, Boomerang Utah became a wholly owned subsidiary of Boomerang, with the former shareholders of Boomerang Utah owning approximately 80.9% of Boomerang. Under generally accepted accounting principles, the acquisition by Boomerang of Boomerang Utah is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent, to the acquisition by Boomerang Utah of Boomerang. As the Acquisition was a capital transaction, and not a business combination, there is no assigned goodwill or other intangible asset resulting from the Acquisition.

This transaction is reflected as a recapitalization and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of Boomerang, as the legal acquirer, are those of the accounting acquirer, Boomerang Utah.  The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented.  Thus, the 13,333,333 shares of common stock issued to the former Boomerang Utah stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.  Hereinafter Boomerang or Boomerang Utah are to be collectively referred to as the “Company”, unless specific reference is made to a particular company or a subsidiary of a company.

Concurrent with the Acquisition on February 6, 2008 and required as part of the Acquisition, the Company (i) completed a private placement of 2,000,000 shares of the Company’s  Common Stock pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) resulting in net proceeds to the Company of approximately $1,700,000, (ii) completed a one-for-fifteen reverse stock split of the Company’s  outstanding shares, and (iii) the Company completed all filing requirements under the Securities Exchange Act of 1934, as amended, and the passage of all notice periods.

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

Our fiscal year end is September 30th.  The Company defines fiscal year 2010 as the twelve month period ending September 30, 2010.

Basis of Presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared for the interim period and are unaudited (consisting only of normal recurring adjustments) which are, in the in opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2009, and other filings of the Company, including, but not limited to, the Company’s Form DEF 14C filed on January 4, 2010, all of which are on file with the Securities and Exchange Commission. The results of operations for the six months ended March 31, 2010 are not necessarily indicative of the results for the Company to be expected for the full fiscal year ending September 30, 2010.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued):

Going Concern:

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2009 of $9,693,734 which includes non-cash expenses of $184,150 for stock options and $3,635,992 for warrants that were issued during the fiscal year, and $41,290 for depreciation. For the first six months of fiscal 2010, the Company incurred a net loss of $9,900,446 which includes non-cash expenses of $5,869,982 for stock options, $1,001,935 for warrants, $24,317 for depreciation and loss on equity investment of $20,420. The Company had negative cash flow from operations for the first six months of fiscal 2010 and during the year ended September 30, 2009 in the amount of $2,581,747 and $3,737,008, respectively. As of March 31, 2010 and September 30, 2009, the Company's liabilities exceeded its assets by $2,382,269 and $3,186,008, respectively.

These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties of the Company's continued existences are: 1) to raise additional debt and equity capital and 2) to develop and implement a business plan involving the marketing and sale of its products which will generate positive operating cash flow.  Management believes that these plans can be effectively implemented in the next twelve-month period.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued):

Restatement and Correction of Error of Previously Issued Financial Statements (continued):

Statements of Operations components for the restatement data for the Six Months Ended March 31, 2009:
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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued):

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued):

Reclassification:

Certain quarter ended March 31, 2009 items have been reclassified to conform to the quarter ended March 31, 2010 presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition:

Revenues from the  sales of robotic systems will be recognized at such time as  the title and risk of loss of the system passes to the customer, which Management expects will generally occur within one year of the start of production under the terms of the related sales agreement.

Revenue from a project that is rail based and generally completed over a period exceeding one year is recognized on the percentage of completion method, whereby revenue and the related gross profit is determined based upon the actual costs incurred to date for the project to the total estimated project costs at completion. Project costs generally include all material and shipping costs, our direct labor, subcontractor costs and an allocation of indirect costs related to the direct labor. Changes in the project scope, site conditions, staff performance and delays or problems with the equipment used on the project can result in increased costs that may not be billable or accepted by the customer and results in a loss or lower profit from what was originally anticipated at the time of the proposal.

Estimates for the costs to complete the project are periodically updated by management during the performance of the project. Provision for changes in estimated costs and losses, if any, on uncompleted projects are made in the period in which such losses are determined

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

Revenues of $86,975 have been recognized for the six months ended March 31, 2010 under the percentage of completion method and no revenue was recognized for the six months ended March 31, 2009.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Earnings Per Common Share:

We adopted ASC 260 (formerly FASB No. 128, “Earnings per Share”). The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/ (loss) per share was computed by dividing our net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted income/(loss) per common share for the six months ended March 31, 2010 and 2009 were 81,246,669 and 16,490,363, respectively and the three months ended March 31, 2010 and 2009 were 92,009,127 and 16,490,363, respectively.  The Company’s common stock equivalents, of outstanding options and warrants, have not been included as they are anti-dilutive. As of March 31, 2010, there were options outstanding for the purchase of 8,827,686 common shares and warrants for the purchase of 9,252,541 common shares, both of which could potentially dilute future earnings per share.

Stock-Based Compensation:

The analysis and computation was performed based on our adoption of ASC 718-10-25 (formerly FAS No. 123R, share-based payment), which requires the recognition of the fair value of stock-based compensation.  For the fiscal quarter ended March 31, 2010 and 2009, we conducted an outside independent analysis and our own review, and based on the results, we recognized $243,808 and $53,904, respectively, in share-based payments related to non-vested stock options that were issued during the first six months of fiscal year 2010 and prior.

Research and Development:

Pursuant to ASC 730 (formerly SFAS No. 2), research and development costs are expensed as incurred.  The Research and Development expense for the six months ended March 31, 2010 and 2009 are $1,001,548 and $405,946 respectively.

Advertising:

Advertising costs amounted to $118,894 and $122,774 for the six months ended March 31, 2010 and 2009, respectively. Advertising costs are expensed as incurred.

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

Accordingly, the Company has not recorded an allowance for doubtful accounts at March 31, 2010 and 2009, respectively.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Equity Investment:

The Company accounts for equity investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The Company reviews these investments periodically for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the Company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation could result in additional other-than-temporary losses in future periods.

Recent Accounting Pronouncements:

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Recent Accounting Pronouncements (continued):

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Recent Accounting Pronouncements (continued):

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Thos disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the combined statements.

NOTE 3 - NOTE RECEIVABLE:

On January 6, 2010, the Company converted a $26,000 Accounts Receivable balance from a customer into a Note Receivable bearing interest of 6% with monthly payments starting February 1, 2010.  The monthly payments will be repaying the principal in the amount of $2,167 and the previous month’s accrued interest.  This receivable will be paid in full as of January 2011.

NOTE 4 – INVESTMENTS:

The Company made a minimum capital investment of $20,420 in the United Arab Emirates “UAE” joint venture, Boomerang Systems Middle East, LLC. This investment was part of the application process in obtaining a commercial license in the UAE. This license was granted on October 26, 2009. Boomerang Systems Middle East, LLC is owned by Boomerang Systems USA Corp. (49%), a subsidiary of Boomerang Systems, Inc., and Tawreed Companies Representation (51%), a UAE company. The equity method is used to calculate the current amount of this investment.

During the six months ended March 31, 2010, our 49% loss on this investment was $73,816.  Based on the equity method we recognized $20,420 of this loss which resulted in our total investment being $0 at March 31, 2010.

NOTE 5 - INVENTORY:

Inventories consisting of parts, materials, and assemblies are stated at the lower of cost or market. Cost is determined using the weighted average cost method.  The components of inventories consisted of raw materials (parts and assemblies) as of March 31, 2010 and September 30, 2009 and they were $437,939 and $180,890, respectively.  There was no work in process or finished goods for March 31, 2010 and September 30, 2009.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

NOTE 6 - PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred.  Costs of major additions and betterments are capitalized.  Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets.  Depreciation and amortization for the six months ended March 31, 2010 and 2009 was $24,317 and $18,405, respectively.

Property, plant and equipment consist of the following at March 31, 2010 and September 30, 2009:
Computer equipment	$135,475	$132,128
Machinery and equipment	96,855	96,855
Furniture and fixtures	32,858	32,858
Leasehold improvements	62,469	62,469
Construction in Progress	70,968	0
	398,625	324,310
Less: Accumulated depreciation	85,375	61,058
	$313,250	$263,252

NOTE 7 – BILLINGS IN EXCESS OF COSTS/ COSTS IN EXCESS OF BILLINGS:

The Company entered into a contract for the construction of a rail based parking system and will be recognizing revenue on the percentage of completion method. The Company entered into this contract for $2,356,050 in 2010.

Information with respect to the uncompleted contract at March 31, 2010 and September 30, 2009 are as follows:

	March 31, 2010	September 30, 2009
Billings	295,506	-
Less: Earnings (revenue) on Billings to date	86,975	-
Billings in excess of cost	208,531	-

NOTE 8 - DEBT:

During the fourth quarter of fiscal 2008, the Company issued $1,500,000 principal amount of the Company’s promissory notes (“the August 2008 Promissory Notes”) due twelve months from issuance or in August 2009 with interest accruing at the rate of 12% per annum payable at 1% per month. Issued with the promissory notes were five-year common stock purchase warrants exercisable at $1.25 per share to purchase an aggregate of 1,500,000 shares of Common Stock, or one warrant for each $1.00 of notes purchased. The promissory notes went into default on August 31, 2009.  In the event the promissory notes and any accrued but unpaid interest were not paid at maturity, the holder of the notes was to be issued additional five-year common stock purchase warrants exercisable at a per common share exercise price equal to 80% of the average of the last sale prices for the Company’s Common Stock during the most recent ten trading days prior to the date of issuance of the warrants and, in the event last sale prices are unavailable for a full ten trading days, such additional number of trading days immediately prior to such ten trading day period so as to total the most recent ten trading days during which last sale prices are available. The warrants were issued at the rate of warrants to purchase 1.5 shares for each dollar of principal and accrued interest that remains unpaid for each 30-day period after maturity of the notes. The Company used the Black-Scholes Method to calculate the value of these warrants.

The value of the initial warrants was allocated based on their fair value to the entire debt. The Company valued the warrants to their maximum value in proportion to the entire $1,500,000 in debt. The warrants were valued at $2,245,596 using a Black-Scholes valuation model with the following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 272.9%; risk-free interest rate of 1.61%; an expected life of five years; fair value of the stock on the date of the debt agreement was $1.50 per share.  The Company recorded a debt discount with regards to these warrants to their maximum proportional value relative to the debt of $1,500,000. This discount was fully amortized as of September 30, 2009.  During the six months ended March 31, 2009, the Company recorded $750,000 of amortization of debt discount expense.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

NOTE 8 - DEBT (continued):

As of September 11, 2009, the Company determined to use its’ financial resources for Research and Development and elected not to pay the August 2008 Promissory Notes when due.  Through March 31, 2010, the Company issued Post-Maturity or Default warrants to purchase an aggregate of 5,302,541 shares of the Company’s Common Stock of which warrants to purchase 2,551,681 shares are exercisable at $0.72 on account of the default occurring in August 2009, warrants to purchase 2,576,350 shares are exercisable at $0.69 on account of the default occurring in September 2009, warrants to purchase 86,821 shares are exercisable at $0.68 on account of default for October 2009 and warrants to purchase 87,689 shares exercisable at $0.58 on account of the default occurring in November 2009.  The Company is using the Black Scholes Method to calculate the value of these warrants.  As a consequence of the exchange of the promissory notes for shares of stock and the repayment of the remaining note, as described below, additional Post Maturity Warrants ceased to be issued commencing in December 2009.

During the six months ended March 31, 2010, the holders of $1,450,000 principle amount of  the Company’s 12% promissory notes issued in the fourth quarter of fiscal 2008 exchanged their principal and accrued interest into the Company’s common stock at an exchange ratio of $0.10 of principle and accrued interest for each share of common stock.  This transaction was completed on November 30, 2009 and $1,678,038 of principle and accrued interest was exchanged for 16,780,065 common shares.

In December 2009, a holder of $50,000 in principle of the Company’s 12% promissory note issued in the fourth quarter of fiscal 2008, opted not to convert his note into shares of the Company’s common stock. The Company repaid this note holder his principle and accrued interest totaling $58,810.

On January 25, 2010, the Company issued a 6% Convertible Promissory Note to Ruby Corp. in the amount of $360,000 due January 25, 2011.  The Note is convertible at a price equal to the most recent price at which the Company sells shares of its Common Stock in a public or private offering prior to the date in the future when the Note is converted.  In March 2010, the principal and accrued interest on this note was converted into 3,628,856 shares of common stock.

On February 5, 2010, the Company issued a 6% Convertible Promissory Note to James Mulvihill, brother of Christopher Mulvihill, our President, and son of Gail Mulvihill, a principal stockholder, in the amount of $100,000 due February 5, 2011.  The Note contains the same terms as the Note issued in January 2010 to Ruby Corp.  In March 2010, the principal and accrued interest on this note was converted into 1,007,680 shares of common stock.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

NOTE 8 - DEBT (continued):

	Principal
	As of
	3/31/10	9/30/09	Maturity Date	Interest Rate	Secured
Current Debt:
Loan Payable- Third Party	76,615	72,904	Due Upon Demand	10%	No
Promissory Notes- Third Party	0	1,718,963	Converted into stock	12%	No

Note Payable- Bank	200,000	200,000	5/16/2010	3.50%	Yes

Note Payable- Bank	285,000	285,000	5/14/2010	3.341%	Yes
Lease Payable- Bank (current portion)	27,461	26,593	9/30/2010	6.448%	No
Loan Payable- Third Party	385,325	0	12/31/2010	12%	No
Total Current Debt:	974,401	2,303,460

Current Debt- Related Party:
Loan Payable- Related Party	1,000,000	0	3/31/2011	9%	No
Total Current Debt- Related Party:	1,000,000	0

Long-Term Debt:
Loan Payable- Third Party	0	363,053	12/31/2010	12%	No
Lease Payable- Bank	52,518	66,469	12/31/2012	6.448%	No
Total Long-Term Debt:	52,518	429,522

Long-Term Debt- Related Party:

Loan Payable- Related Party	0	1,000,000	3/31/2011	9%	No

Total Long-Term Debt- Related Party:	$0	1,000,000

NOTE 9 - EQUITY:

Common Stock:

During the three months ended December 31, 2009, the holders of $1,450,000 principle amount of  the Company’s 12% promissory notes issued in the fourth quarter of fiscal 2008 exchanged their principal and accrued interest into the Company’s common stock at an exchange ratio of $0.10 of principle and accrued interest for each share of common stock.  This transaction was completed on November 30, 2009 and $1,678,038 of principle and accrued interest was exchanged for 16,780,065 common shares.  See Note 8- Debt.

During the quarter ended December 31, 2009, the Company sold 13,905,750 shares of its common stock at $0.10 per share for proceeds of $1,390,575.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

NOTE 9 - EQUITY (continued):

Common Stock (continued):

In March 2010 the two 6% Convertible Promissory Notes to Ruby Corp. and James Mulvihill, with a principal amount totaling $460,000 and all accrued interest were converted into 4,636,536 shares of common stock at an exchange ratio of $0.10 per share.

In March 2010, the Company sold 1,200,000 shares of common stock at $0.25 per share in a private placement for proceeds of $300,000.  These investors also received five year warrants to purchase 1,200,000 shares with an exercise price of $0.25 per share.

Options:

During October 2009, the Company granted options to employees to purchase common stock; i) comprised of ten-year non-statutory fully vested options to purchase 20,000 shares  exercisable at $0.10 per share and; ii) five-year non-statutory options to purchase 500,000 shares exercisable at $0.10 per share.    The 500,000 shares options are subject to the following vesting schedule; 25% to be fully vested in eighteen months after the grant date of October 15, 2009 and 25% to be fully vested every six months thereafter.  The fair value of common shares on the date of grant for the 520,000 options was $0.81 per share.  The stock options to purchase 520,000 shares are subject to forfeiture until service conditions associated with their grant are satisfied.  The Company has valued the 20,000 fully vested options at approximately $16,200 and the 500,000 options at approximately $404,703, to be recognized over the expected term of their vesting.

In February 2010, the Company granted options to the Company’s CEO, CFO and a director to purchase common stock comprised of ten-year non-statutory fully vested options to purchase 5,800,000 shares exercisable at $0.10 per share.  These stock options are subject to forfeiture until service conditions associated with their grant are satisfied.  The Company has valued and expensed the 5,800,000 fully vested options at approximately $5,600,000 during the quarter and six months ended March 31, 2010.

The Company recorded $5,869,982 and $53,904 of compensation expense, net of related tax effects, for the options that were granted that vested during the six months ended March 31, 2010 and 2009, respectively, in accordance with ASC 718-10-25 (formerly SFAS No. 123 (R)). As of March 31, 2010, there is approximately $1,507,300 of total unrecognized costs related to unvested stock options granted to employees. These costs are expected to be recognized over a period of approximately two years.

When the stock options are granted, the fair value of each option granted is estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used for all options granted during the six months ended March 31, 2010:  (i) risk free interest rate of 1.61, (ii) expected life of 5 years (iii) dividend rate of 0.00% and (iv) expected volatility of 273%.

The volatility assumption for the period was based on the weighted average for the most recent year and long term volatility measures of our stock as well as certain of our peers. Stock-based compensation expense, recognized in the accompanying consolidated statement of operations for the six months ended March 31, 2010 and 2009, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  ASC 718-10-25 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Currently the Company has no historical data to use for estimating out forfeitures.

Warrants:

As of September 11, 2009, the Company determined to use its’ financial resources for Research and Development and elected not to pay the August 2008 Promissory Notes when due.  During the six months ended March 31, 2010, the Company issued Post-Maturity or Default warrants to purchase an aggregate of 174,510 shares of the Company’s Common Stock that comprise of warrants to purchase 86,821 shares are exercisable at $0.68 on account of default for October 2009 and warrants to purchase 87,689 shares exercisable at $0.58 on account of the default occurring in November 2009.  The Company recognized $100,619 in expenses for the six months ended March 31, 2010.  See Note 8- Debt.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

NOTE 9 - EQUITY (continued):

During the six months ended March 31, 2010, the holders of $1,450,000 principle amount of  the August 2008 Promissory Notes exchanged their principal and accrued interest into the Company’s common stock at an exchange ratio of $0.10 of principle and accrued interest for each share of common stock.  This transaction was completed on November 30, 2009 and $1,678,038 of principle and accrued interest was exchanged for 16,780,065 common shares.

During the quarter ended March 31, 2010, the Company granted a five year warrant to a director of the Company to purchase 1,200,000 shares of common stock exercisable at $0.10 per share.  The Company recognized $901,316 in expense for this issuance as this warrant that was exercisable upon grant.

NOTE 10 - RELATED PARTY TRANSACTIONS:

Certain beneficial holders of the Company’s common stock, including Stan Checketts Properties, LC (“SCP”), HSK Funding, Inc., Lake Isle Corp. and Venturetek, LP are also members/owners of SB&G Properties, LC (“SB&G”), which is the landlord of a property leased by the Company.  Stanley J. Checketts, the Company’s CEO, is the individual who exercises voting and investment control over Stan Checketts Properties, LC.  Burton Koffman is the individual who exercises voting and investment control over HSK Funding, Inc.  Gail Mulvihill is the individual who exercises voting and investment control over Lake Isle Corp., and is the mother of Christopher Mulvihill, our President.

SB&G entered into a lease with Boomerang Utah dated October 1, 2008, relating to premises located at 324 West 2450 North, Building A, Logan, Utah. The term of the lease is for one year with an annual rent of $260,610 plus real property and school taxes. Past due rental payments totaling $355,617 has been accrued as of March 31, 2010.  It is classified under current liabilities related party on the balance sheet.  In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang Utah’s manufacturing activities.  On March 15, 2010, Boomerang UT and SBG agreed to maintain these terms until March 31, 2011.

SCP entered into a lease with Boomerang Utah dated October 1, 2008 for premises located at 324 West 2450 North, Building B, Logan, Utah. The term of the lease is for one year at a fixed annual rent of $157,680 plus real property and school taxes. Past due rental payments totaling $202,236 has been accrued as of March 31, 2010.  In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property. It is classified under current liabilities related party on the balance sheet.  The approximately 18,000 square foot leased premises are also used for Boomerang Utah’s manufacturing activities.  On March 15, 2010, Boomerang UT and SCP agreed to maintain these terms until March 31, 2011.

SB&G is obligated on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $825,320 as of March 31, 2010, bearing interest at 3.807% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang Utah, along with Messrs. Gene Mulvihill, Checketts, and Burton Koffman (“Koffman”), are the joint and several guarantors of the promissory note.  Gene Mulvihill is the father of Christopher Mulvihill, the President of the Company, and husband of Gail Mulvihill, a principal stockholder of the Company.

Messrs. Gene Mulvihill and Koffman are the guarantors of a financing lease entered into on September 1, 2007 between Boomerang Utah and a nonaffiliated bank. The lease relates to certain equipment used by Boomerang Utah in its manufacturing operations. The total cost of the equipment was approximately $900,000. The rental is payable in sixty monthly installments of approximately $12,750. Boomerang Utah has the option to purchase the equipment at the conclusion of the lease term for approximately $315,000 which amount is the parties’ pre-determined fair market value of the equipment at the conclusion of the lease.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

NOTE 10 - RELATED PARTY TRANSACTIONS (continued):

J and A Financing, Inc., also affiliated with Messrs. Gene Mulvihill and Koffman, have guaranteed two loans to Boomerang Utah from a non-affiliated bank, totaling $485,000 as of March 31, 2010.  The loans bear interest at 3.341% and 3.5% respectively, and are due on May 14, 2010 and May 16, 2010 respectively.

During fiscal year 2008, J and A Financing Inc. loaned $1,000,000 to the Company.  This loan matures on March 31, 2011.  The interest rate is 9% and the principle amount due at March 31, 2010 is $1,000,000.  There has been no forgiveness of debt on this loan.  This loan is classified as current debt and is unsecured.

During the six months ended March 31, 2010, the Company used the services of Coordinate Services, Inc. for product development.   The owner of this company is Gene Mulvihill, Jr. who is the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill, a principal stockholder.  The amount of this expense during the six months ended March 31, 2010 was $63,840; which is recorded under Research and Development expenses.

On February 5, 2010, the Company issued a 6% Convertible Promissory Note to James Mulvihill, brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill, a principal stockholder, in the amount of $100,000 due February 5, 2011.  The Note contains the same terms as the Note issued to Ruby Corp.  In March 2010, the principal and accrued interest on this note was converted into 1,007,680 shares of common stock.

In February 2010, Stan Checketts, the Company’s CEO who is also a landlord to the Company through SCP, and a stockholder, received 5,000,000 options through his role as CEO with company.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

SB&G is obligated on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $825,320, bearing interest at 3.807% per annum and due August 1, 2027.  The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  Boomerang, along with Messrs. Mulvihill, Checketts, and Koffman, are the joint and several guarantors of the promissory note.

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

The aggregate future minimum annual rental payments, exclusive of escalation payments for taxes and operating costs, under operating leases are as follows:

Period Ending March 31, 2011	$79,341

Period Ending March 31, 2012	81,637

Period Ending March 31, 2013	83,971

Period Ending March 31, 2014	86,400

Total	$331,349

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued):

The Company has entered into a letter of intent with respect to a proposed underwritten public offering on a firm commitment basis of 1,250,000 shares of its common stock and common stock purchase warrants to purchase 1,250,000 shares of its common stock, plus an over-allotment option to offer up to 187,500 additional shares and warrants (all such securities reflect the one-for-twenty-eight Reverse Stock Split).  The securities are to be offered in units, with each unit consisting of one share and one warrant. The proposed public offering also includes, subject to its completion, the issuance of 125,000 units to the managing underwriter as compensation.  The public offering and the effectiveness of the required related registration statement under the Securities Act of 1933, as amended, are contingent upon the Reverse Stock Split having become effective.  Completion of the offering is also contingent on the Company having its shares of Common Stock listed on the NASDAQ Capital Market prior to the commencement of the public offering and the holders of approximately $2,663,000 of the Company’s debt exchanging the debt they hold for approximately 444,000 units of the Company’s securities.  The units exchanged will contain the same terms as the units sold in the public offering.  There can be no assurance that the Company will be successful in completing this offering.  If the offering is completed the Company expects to receive approximately $6,225,000 in net proceeds. The foregoing does not constitute an offering of any of the Company’s securities for sale.

NOTE 12 – SUBSEQUENT EVENTS:

By Notice dated March 26, 2010, the Company scheduled an annual meeting of its stockholders for May 12, 2010.  At the meeting, the following matters will be considered and acted upon by stockholders: (i) the election of seven (7) directors to hold office until the Company’s next Annual Meeting of Stockholders and until their respective successors are elected and qualified; (ii) a proposal to effect a one-for-twenty-eight reverse stock split (the “Reverse Stock Split”) to be effective as of the filing of the amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State; (iii) a proposal to amend the Company’s Certificate of Incorporation to increase the number of post one-for-twenty-eight reverse stock split shares of common stock the Company is authorized to issue from 7,142,857 shares, after reflecting the reduction in shares authorized as a consequence of the reverse stock split, to 15,000,000 shares; (iv) a proposal to approve the adoption of a 2010 Stock Incentive Plan; and (v) such other business as may properly come before the meeting, or any adjournments thereof.

In April 2010, the Company made an additional capital investment of $20,000 in the United Arab Emirates “UAE” joint venture, Boomerang Systems Middle East, LLC.  See Note 4- Investments.

In April 2010, Gail Mulvihill, a principal stockholder and mother to the President of the Company, loaned $130,000 to the Company bearing interest of 6%.

In April 2010, we entered into a ground lease with Route 94 Development Corporation to lease a portion of an approximately fifteen acre parcel in Hardyston, New Jersey, for a term of twenty years on which we intend to construct a Robotic Valet parking facility. The leased property is within the Crystal Springs Golf and Spa Resort (“the Resort”) adjacent to Grand Cascades Lodge. Gail Mulvihill, a principal stockholder and the mother of Christopher Mulvihill, our president, is an owner of the Resort.  It is intended that this facility will be used by us primarily for demonstration and marketing purposes in the eastern portion of the United States.  In consideration of the benefits to us under the terms of the lease, we agree to provide to the lessor and its affiliates parking and storage space within the facility at no cost to the lessor and its affiliates subject to our right to use the facility for demonstration purposes.  In addition we are to pay the operating costs, premiums on the insurance required under the terms of the lease and incremental property taxes resulting from our construction of the facility.  For a period of 60 months commencing five years after execution of the lease, the lessor has the option to purchase the facility from us and we have a right to cause the lessor to buy from us the facility we construct.  The price to be paid by the lessor upon exercise of the option is 110% of the greater of (i) the depreciated value of the facility, or (ii) the fair market value of the facility and the price to be paid by the lessor upon our exercise of our right to sell the facility to the lessor is $1.00.

On April 22, 2010, the Company sold 400,000 shares of common stock at $0.25 per share in a private placement for proceeds of $100,000.  The investor also received five year warrants to purchase 400,000 shares with an exercise price of $0.25 per share.

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

The Company has designed and is beginning to build and sell automated parking systems that it believes offer a number of performance efficiencies over both conventional parking and other automated systems.  The Company’s most advanced parking system uses a low-profile robot to pick up and move automobiles to a designated location in a garage.  The Company has also designed and offers a rack and rail system that may be the appropriate solution in certain installations and that, in modified form, is also applicable to automated self-storage facilities.  The Company has completed one railed based parking installation and one self storage installation and a rail based parking system in under construction.  The Company has under contract one self storage system and two robotic parking systems.

Revenues from the  sales of robotic systems will be recognized at such time as  the title and risk of loss of the system passes to the customer, which Management expects will generally occur within one year of the start of production under the terms of the related sales agreement.

Revenue from a project that is rail based and generally completed over a period exceeding one year is recognized on the percentage of completion method, whereby revenue and the related gross profit is determined based upon the actual costs incurred to date for the project to the total estimated project costs at completion. Project costs generally include all material and shipping costs, our direct labor, subcontractor costs and an allocation of indirect costs related to the direct labor. Changes in the project scope, site conditions, staff performance and delays or problems with the equipment used on the project can result in increased costs that may not be billable or accepted by the customer and results in a loss or lower profit from what was originally anticipated at the time of the proposal.

Estimates for the costs to complete the project are periodically updated by management during the performance of the project. Provision for changes in estimated costs and losses, if any, on uncompleted projects are made in the period in which such losses are determined

We may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 2010, the Company had a net loss of $9,900,446. Included in the net loss are the non-cash expenses of depreciation of $24,317, the issuance of stock options of $5,869,982, the issuance of warrants of $1,001,935 and loss on equity investment of $20,420.  These non-cash expenses resulted primarily from the issuance of fully vested options to purchase 6,320,000 shares and options to purchase 90,000 shares that vested during the six months ended March 31, 2010 shares with exercise prices ranging from $0.10 to $0.90.  These expenses also resulted from the issuance of fully vested warrants to purchase 2,574,510 shares with exercise prices ranging from $0.10 to $0.68.

During the first six months of fiscal 2010, changes in assets and liabilities primarily included a decrease in cash and cash equivalents resulting from a increase in notes receivable of $21,779,  the change in these two items is the result of restructuring an accounts receivable into a note receivable; an increase in inventories of $257,049 due to ordering materials for prototypes , an increase in prepaid and other assets of $29,977, offset by an increase of accounts payable and accrued liabilities of $253,754 due to the increase in inventories, an increase in due to related party of $111,565, an increase in deposit payable of $100,000, a decrease in accounts receivable of $37,000 and an increase in billings in excess of costs and estimated earned profits on uncompleted contracts of $208,531 due to the Company starting to fulfill the terms of the railed based parking contract under construction. After reflecting the net changes in assets and liabilities, net cash used in operations was $2,581,747.

During the first six months of fiscal 2010, investing activities used net cash for the purchase of property, plant and equipment of $74,315 which includes $70,968 of construction in progress for the robotic system to be built in Hamburg, New Jersey, resulting in net cash used in investing activities of $74,315.

During the first six months of fiscal 2010, financing activities provided net cash from proceeds from loans payables of $507,522 with $71,892 used for a repayment of loans and proceeds from private placement – common stock of $1,690,575. Accordingly, net cash provided by financing activities was $2,126,205.

These activities during the first six months of fiscal 2010 resulted in the Company's cash and cash equivalents decreasing by $529,857.

The Company has entered into a letter of intent with respect to a proposed underwritten public offering on a firm commitment basis of 1,250,000 shares of its common stock and common stock purchase warrants to purchase 1,250,000 shares of its common stock, plus an over-allotment option to offer up to 187,500 additional shares and warrants (all such securities reflect the one-for-twenty-eight Reverse Stock Split).  The securities are to be offered in units, with each unit consisting of one share and one warrant. The proposed public offering also includes, subject to its completion, the issuance of 125,000 units to the managing underwriter as compensation.  The public offering and the effectiveness of the required related registration statement under the Securities Act of 1933, as amended, are contingent upon the Reverse Stock Split having become effective.  Completion of the offering is also contingent on the Company having its shares of Common Stock listed on the NASDAQ Capital Market prior to the commencement of the public offering and the holders of approximately $2,663,000 of the Company’s debt exchanging the debt they hold for approximately 444,000 units of the Company’s securities.  The units exchanged will contain the same terms as the units sold in the public offering.  There can be no assurance that the Company will be successful in completing this offering.  If the offering is completed the Company expects to receive approximately $6,225,000 in net proceeds. The foregoing does not constitute an offering of any of the Company’s securities for sale.

The Company currently has five executed contracts of which one is under construction.  Although the Company believes it will be successful in selling additional parking and self-storage systems it will require a minimum of approximately $1,600,000 of additional capital assuming no additional contracts are signed during the next twenty-four months.  This cash flow requirement contemplates substantial decreases in general and administrative, research and development and sales and marketing expenses.  In addition, this cash flow requirement is also contingent upon the continued deferral of rent of certain related parties as well as the deferral of all required principal payments on the Company’s indebtedness.  The Company expects to require and intends to seek to raise this sum from the private sale of our debt and equity securities intended to be used for working capital.  It is presently intended that the securities will be offered in such jurisdictions where the offering may lawfully be made to those persons who purchased our securities in our private sales of securities completed in February and August, 2008 and in fiscal year 2009 with any unsold securities purchased by certain of our affiliates.  The foregoing is not and should not be considered to be an offering of our securities. The foregoing is for informational purposes only. It is expected that the securities offered will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

There can be no assurance that the capital the Company requires to meet its operating needs will be raised on the above terms or any other terms.  If the Company is unsuccessful in raising this capital, it may be required to curtail its operations.  We expect that as our level of sales and manufacturing activities increases our needs for capital and the related expenses we record will increase substantially.  Our success will likely be substantially dependent upon the availability of this capital at the times and on the terms we require.  There can be no assurance that our sales will increase as we intend or that the capital necessary to support these activities will be available.

RESULTS OF OPERATIONS

FISCAL PERIOD ENDED MARCH 31, 2010 COMPARED WITH PERIOD ENDED MARCH 31, 2009

Revenues were $86,975 for the six months ended March 31, 2010 compared with $0 for the six months ended March 31, 2009.  The increase is due to the start of production on a rail based parking system.  The revenue is recognized due to using the percentage of completion method.

Cost of Goods sold were $75,945 for the six months ended March 31, 2010 compared with $0 for months ended March 31, 2009.  The increase is due to the start of production on a rail based parking system.  This expense is recognized using the percentage of completion method.

Sales and marketing expenses were $503,837 during the six months ended March 31, 2010 compared with $368,334 during the six months ended March 31, 2009, for an increase of $135,503. The increase is primarily the result of printing expenses incurred relating to brochures for the robotic version of our systems.  The advertising expenses for the six months ended March 31, 2010 and 2009 were $118,894 and $122,774, respectively.  In addition, as of both March 31, 2010 and March 31, 2009, the Company employed four full time salesmen.  In addition as of March 31, 2010 the Company employed one support person. The expense related to these employees is recorded under Sales and Marketing expense.

General and administrative expenses were $8,275,529 during the first six months of fiscal 2010 compared with $988,641 during the first six months of fiscal 2009, for an increase of $7,286,888.  This increase is primarily the result of recording an expense aggregating $5,869,982 resulting from the grant of stock options to purchase a total of 6,320,000 fully vested shares and 90,000 shares that have vested during the six months ended March 31, 2010 and $1,001,935 resulting from the grant of warrants to purchase a total of 1,374,510 shares plus additional administrative expenses of approximately $1,400,000 in connection with the day to day operations of the Company and construction of a new model prototype. These activities include the expenses related to five full time employees and one part time employee in 2010 compared to three full-time and three part-time employees in 2009.

Research and Development expenses were $1,001,548 during the first six months of fiscal 2010 compared with $405,946 during the first six months of fiscal 2009, for an increase of $595,602.  This increase is a result of the Company’s expenses relating to the development of a new prototype for the parking product line.  In addition, as of March 31, 2010 the Company employed fourteen full-time employees compared to four full-time and 2 part-time employees in 2009.

Depreciation and amortization was $24,317 during the first six months of fiscal 2010 compared to $18,405 during the first six months of fiscal 2009, for an increase of $5,912. This increase is due to the timing of acquisitions of property, plant and equipment that were acquired during the last six months of fiscal 2009.

Interest income was $2,511 during the first six months of fiscal 2010, compared with $1,346 during the first six months of fiscal 2009, for an increase of $1,165 due to issuing an employee advance in October 2009 and a note receivable in January 2010.

Interest expense was $104,376 during the first six months of fiscal 2010, compared with $194,360 during the first six months of fiscal 2009, for a decrease of $89,984.  This decrease is due to repayment of debt and the full allocation of the debt discount associated with the August 2008 12% Promissory Notes.

As of the end of the first six months of 2010 we started the manufacturing process on fulfilling an order and there are four outstanding contracts awaiting various approvals in order to become unconditional agreements for the sale of products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  The Company continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements.  The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management.

There were no off-balance sheet arrangements during the first six months ended March 31, 2010 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

The Company has identified the accounting policies below as critical to its business operations and the understanding of its results of operations.

Revenue recognition – Revenues from the  sales of robotic systems will be recognized at such time as  the title and risk of loss of the system passes to the customer, which Management expects will generally occur within one year of the start of production under the terms of the related sales agreement.

Revenue from a project that is rail based and generally completed over a period exceeding one year is recognized on the percentage of completion method, whereby revenue and the related gross profit is determined based upon the actual costs incurred to date for the project to the total estimated project costs at completion. Project costs generally include all material and shipping costs, our direct labor, subcontractor costs and an allocation of indirect costs related to the direct labor. Changes in the project scope, site conditions, staff performance and delays or problems with the equipment used on the project can result in increased costs that may not be billable or accepted by the customer and results in a loss or lower profit from what was originally anticipated at the time of the proposal.

Estimates for the costs to complete the project are periodically updated by management during the performance of the project. Provision for changes in estimated costs and losses, if any, on uncompleted projects are made in the period in which such losses are determined

We may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

Stock options - Pursuant to ASC 718-10-25 (formerly SFAS No. 123 (R)), the Company uses the Black-Scholes method to calculate the fair value of the options.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934. These forward-looking statements are largely based on our current expectations and projections about future events and conditions affecting our business, the markets for our products and customer acceptance of our products and conditions in the construction industry. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which the Company operates and intend to operate. These forward-looking statements may be identified by the use of terms and phrases such as “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, “targets”, “will”, “anticipates”, and similar expressions or variations of these terms and similar phrases. Comments about our critical need for additional capital and our ability to raise such capital when and as needed and on acceptable terms are forward-looking statements. Additionally, statements concerning future matters such as the costs and expenses the Company expects to incur, its ability to realize material revenues, delays it may encounter in selling its products and gaining market acceptance for its products, the cost of the further development of its products, and achieving enhancements or improved technologies, achieving material sales levels, marketing expenses, projected cash flows, its intentions regarding raising additional capital and when additional capital may be required, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or the Company’s future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance or achievements of its business or its industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors, as well as those discussed elsewhere in this Form 10-Q. The cautionary statements should be read as being applicable to all forward-looking statements wherever they appear in this Form 10-Q and they should also be read in conjunction with the consolidated financial statements, including the related footnotes.

Neither management nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All forward-looking statements in this Form 10-Q are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements.  The Company cautions you not to rely on these statements without also considering the risks and uncertainties associated with these statements and the Company’s business that are addressed in this Form 10-Q.  Certain information included in this Form 10-Q may supersede or supplement forward-looking statements in the Company’s other Exchange Act reports filed with the Securities and Exchange Commission.  The Company assumes no obligation to update any forward-looking statement to conform such statements to actual results or to changes in its expectations, except as required by applicable law or regulation.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a Smaller Reporting Company, no response is required to this Item.

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2010, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Disclosure Controls:
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

We have identified material weaknesses in our internal controls over financial reporting as of the six months ended March 31, 2010 that do not require our financial statements to be restated.  Since we are a small business issuer, we do not maintain a full staff of accounting personnel with full knowledge of the accounting treatment for all transactions which constitutes a material weakness in our internal controls over financial reporting.  We have hired consultants from time to time as we believe necessary to provide the necessary experience in accounting for these types of transactions.

Changes in Internal Controls
Except for the retention of consultants from time to time as deemed necessary and described above, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the six months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      The Company Has Limited Current Revenues and Has a Severe Shortage of Capital.  The Company’s subsidiary, Boomerang Utah, which the Company acquired in February 2008, was organized in January 2007 and is in the early stage of developing its business plan and operations and has a very limited history of operations.  As a result of Boomerang’s limited operating history, Boomerang has limited meaningful historical financial data upon which an evaluation of its current business plans and its prospects can be based.  Boomerang’s anticipated expense levels in the future are based in part on its expectations as to the subjective views of its management as to the market for its automated parking and self-storage systems.  Boomerang currently has a severe shortage of working capital.  The Company has $3,677,739 of indebtedness due on demand or classified as a current liability.  Boomerang requires additional capital to continue its operations.

  There are Questions As to the Company’s Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report for Fiscal Year Ended September 30, 2009 Concerning These Questions.  The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.  The Company had a loss in fiscal 2009 of $9,693,734 which includes the non-cash expenses of $184,150 for stock options and $3,635,992 for warrants that were issued during the fiscal year and $41,290 for depreciation.  It had a net loss for the first six months of fiscal 2010 in the amount of $9,900,446 including non-cash expenses of $24,317 for depreciation, $5,869,982 for stock options, $1,001,935 for warrants as a result of the grant of options and warrants during that period and $20,420 for a loss on an equity investment.  The Company had a working capital deficiency at March 31, 2010 of $2,643,001. It had a negative cash flow from operations during the first six months of fiscal 2010 and in fiscal 2009 of $2,581,747 and $1,552,544, respectively.  As of March 31, 2010, the Company’s liabilities exceeded its assets by $2,382,269.  All the foregoing factors lead to questions concerning the Company’s ability to meet its obligations as they come due.  The Company has financed its activities using private debt and equity financings.  As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company’s assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

The independent auditor’s report on the Company’s financial statements as of and for the year ended September 30, 2009 includes an explanatory paragraph which states that the Company has no material revenues, has suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

Extended Sales Cycle in Procuring Signed Contracts and Revenues. Procuring signed contracts for the sale of the Company’s systems and commencing the installation of the systems is characterized by extended periods of time until the buyer is able to obtain the necessary government approvals to construct the facility, financing for the project, designs for the entire facility including, as part of the entire facility, the parking facility to be provided by the Company, and entering into construction agreements with the numerous contractors involved. These extended periods can be expected to lead to delays in the Company entering into contracts, some of which may be for extended periods, the Company’s realization of material revenues from the projects and cause the Company to be dependent upon its limited amounts of capital to fund its operations during these periods.  Additionally, the Company’s failure to receive revenues at the times it anticipates and has projected could materially adversely affect the Company’s financial condition.

Recent Introduction of Advanced System.  In March, 2009, the Company’s management determined to focus the Company’s activities on the design, manufacture and marketing of an advanced robotic version of both its parking and self-storage systems. The consequence of this decision was to redirect the Company’s efforts during the year 2009 onto these activities rather than on marketing the Company’s automated racking and retrieval systems.  This adversely affected the Company’s sales in fiscal 2009 and the first six months of fiscal 2010.  Also, the Company’s presentation of an advanced prototype robotic version delayed the Company’s marketing efforts.  There can be no assurance that the consequences of this refocus of the Company’s marketing efforts will be fully overcome within the current year.

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

The Company Needs Additional Capital to Pursue its Business Plans and It May be Unable to Raise that Capital.  The Company had cash of $502,303 and current liabilities of $3,677,739 including accounts payable of $817,551 as of March 31, 2010.  As of April 20, 2010, the Company had cash of $227,323 and liabilities in the amount of $3,347,904, including debt in the amount of $2,270,013 and accounts payable in the amount of $1,077,891. Management estimates that it will require approximately $1,600,000 of capital through March 31, 2012.  The Company currently has five executed contracts of which one is under construction.  Although the Company believes it will be successful in selling additional parking and self-storage systems it will require a minimum of approximately $1,600,000 of additional capital will be required assuming no additional contracts are signed during the next twenty-four months.  This cash flow requirement contemplates substantial decreases in general and administrative, research and development and sales and marketing expenses.  In addition, this cash flow requirement is also contingent upon the continued deferral of rent of certain related parties as well as the deferral of all required principal payments on the Company’s indebtedness. The Company is in need of raising this additional capital in order to continue its operations.

       Further, in the event the Company engages in any further material transactions during the fiscal year ending March 31, 2012, it can be expected that it will require additional funds.   As of May 7, 2010, we had made no firm arrangements to obtain these funds or to engage in any such material transactions and there can be no assurance that such funds can be obtained. However, the Company believes it will be able to obtain such funds from further financings or sales of equity securities, including debt securities convertible into equity. The failure to obtain these funds may impair the Company’s ability to meet its business objectives.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2010, the Company granted options to Stanley Checketts, the Company’s Chief Executive Officer, Joseph Bellantoni, its’ Chief Financial Officer and to Maureen Cowell, a director comprised of ten-year non-statutory fully vested options to purchase an aggregate of 5,800,000 shares exercisable at $0.10 per share.  These stock options are subject to forfeiture until service conditions associated with their grant are satisfied.  The issuance of the options was made and the issuance of the shares on exercise of the options will be made in transactions exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) thereof.

In March 2010, the two 6% Convertible Promissory Notes issued to Ruby Corp. and James Mulvihill in January and February of 2010, in the principal amount totaling $460,000 and all accrued interest were exchanged for 4,636,536 shares of common stock at an exchange ratio of $0.10 per share. The shares were issued as exempt securities under Section 3(a)(9) of the Securities Act.

In March 2010, the Company sold 1,200,000 shares of common stock at $0.25 per share in a private placement for proceeds of $300,000 to two purchasers, Charles Gachot and Eric White.  These investors also received five year warrants to purchase 1,200,000 shares at an exercise price of $0.25 per share.  The offer and sale of the shares was made in a transaction exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) and Regulation D.

During the quarter ended March 31, 2010, the Company granted a five year warrant to Steven Rockefeller, Jr., a director of the Company, to purchase 1,200,000 shares of common stock exercisable at $0.10 per share.    The issuance of the warrant was made and the issuance of the shares on exercise of the warrant will be made in transactions exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

         Exhibit
         Number     Description

3.1(a)	Certificate of Incorporation and Amendment No. 1 thereto (1)

3.1(b)	Certificate of Amendment dated June 24, 1992 to Certificate of Incorporation. (2)

3.1(c)	Certificate of Amendment filed in the State of Delaware on November 10, 2004 effecting an increase in the registrant’s authorized shares of Common Stock. (3)

3.1(d)	Certificate of Amendment filed in the State of Delaware on November 10, 2004 effecting change of corporate name and limit on Directors’ liability under Delaware law. (3)

3.1(e)	Certificate of Amendment filed in the State of Delaware on February 6, 2008 effecting a one-for-fifteen reverse stock split of the registrant’s outstanding Common Stock. (4)

3.1(f)	Certificate of Amendment filed in the State of Delaware on February 6, 2008 effecting an increase in the registrant’s authorized shares of Common Stock. (4)

3.1(g)	Certificate of Ownership and Merger filed in the State of Delaware on February 6, 2008 effecting a change in the Registrant’s corporate name to Boomerang Systems, Inc. (4)

3.1(h)	Certificate of Amendment filed in the State of Delaware on September 3, 2009 effecting an increase in the registrant’s authorized shares of Common Stock. (5)

3.1(i)	Certificate of Amendment filed in the State of Delaware on January 25, 2010 effecting an increase in the registrant’s authorized shares of Common Stock. (5)

3.2	By-Laws adopted November 28, 2007 (5)

14	Code of Ethics, as amended December 28, 2009 (6)

31.1	Certification of President and Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of President and Principal Executive Officer Pursuant to Section 1350 (Furnished but not filed)

32.2	Certification of Principal Financial Officer Pursuant to Section 1350 (Furnished but not filed).

(1)	Filed as an exhibit to the Registration Statement on Form S-1 (File No. 2-66471) of the Company .

(2)	Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1992.

(3)	Filed as an Exhibit to Current Report on Form 8-K filed November 11, 2004.

(4)	Filed as an Exhibit to Current Report on Form 8-K filed February 7, 2008.

(5)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 filed February 2, 2010.

(6)	Filed as an Exhibit to Current Report on Form 8-K filed December 28, 2009.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

Dated: May 9, 2010	By:	/s/ Stanley J. Checketts
Stanley J. Checketts
Principal Executive Officer

Dated: May 9, 2010	By:	/s/ Joseph R. Bellantoni
Joseph R. Bellantoni
Principal Financial Officer
and Principal Accounting Officer