Form 10-Q
period 2010-06-30
Boomerang Systems, Inc.
filed 2010-08-16
CIK 314712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☐
Indicates by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)
Yes ☐          No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class - Common Stock, $0.001 par value
140,897,616 shares Outstanding at August 12, 2010

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The attached unaudited financial statements of Boomerang Systems, Inc. and its wholly owned subsidiaries (the "Company") reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

Consolidated balance sheets	3

Consolidated statements of operations	4

Consolidated statements of cash flows	5

Notes to consolidated financial statements	6-19

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20-24

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	24

ITEM 4. Controls and Procedures	24-25

PART II
OTHER INFORMATION

PART I FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$25,255	$1,032,160
Accounts receivable	235,605	37,000
Note receivable	15,243	-
Inventories	305,939	180,890
Prepaid expenses and other assets	50,161	42,740
Total current assets	632,203	1,292,790

Property, plant and equipment, net	745,583	263,252

Other assets
Investment	52,738	20,420
Total other assets	52,738	20,420

	$1,430,524	$1,576,462

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,568,695	$563,797
Due to related party	649,694	446,288
Deposit payable	219,403	19,403
Billings in excesss of costs and estimated earned profits on uncompleted contracts	189,436	-
Debt, current portion - net of discount	1,004,144	2,303,460
Debt- related party	1,130,000	-
Total current liabilities	4,761,372	3,332,948

Long term liabilities:
Debt- less current portion	45,373	429,522
Debt- related party	808,000	1,000,000
Total long term liabilities	853,373	1,429,522

Total liabilities	5,614,745	4,762,470

Stockholders' deficit:
Preferred stock, $0.01 par value; authorized shares 1,000,000; no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 200,000,000 102,115,961and 61,193,610 issued and outstanding	102,116	61,193
Additional paid in capital	27,258,898	14,673,734
Accumulated (deficit)	(31,545,235)	(17,920,935)
Total stockholders' (deficit)	(4,184,221)	(3,186,008)

	$1,430,524	$1,576,462

See notes to consolidated financial statements

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Revenues:
System sales	$341,675	$-	$254,700	$-
Total revenues	341,675	-	254,700	-

Cost of Goods Sold	298,345	-	222,400	-
Gross Profit	43,330	-	32,300	-

Expenses:
Sales and marketing	833,461	728,636	329,624	360,302
General and administrative expenses	2,181,250	1,366,290	575,769	431,553
Stock-based compensation expense	8,740,020	119,027	2,069,972	65,123
Research and development	1,632,500	693,503	630,952	287,557
Depreciation and amortization	37,083	29,236	12,766	10,831
Total expenses	13,424,314	2,936,692	3,619,083	1,155,366

Loss from operations	(13,380,984)	(2,936,692)	(3,586,783)	(1,155,366)

Other income (expenses):
Interest income	3,130	2,662	619	1,316
Interest expense	(150,689)	(308,607)	(46,313)	(114,247)
Interest expense- debt discount	-	(1,125,000)	-	(375,000)
Loss on equity investment	(89,400)	-	(68,980)	-
Total other income (expenses)	(236,959)	(1,430,945)	(114,674)	(487,931)

Loss before provision for income taxes	(13,617,943)	(4,367,637)	(3,701,457)	(1,643,297)
Provision for income taxes	6,357	8,633	1,977	2,969

Net loss	$(13,624,300)	$(4,376,270)	$(3,703,434)	$(1,646,266)

Net loss per common share - basic and diluted	$(0.16)	$(0.27)	$(0.04)	$(0.10)

Weighted average number of shares - basic and diluted	86,916,653	16,490,363	98,256,621	16,490,363

See notes to consolidated financial statements

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,624,300)	$(4,376,270)
Adjustments to reconcile net loss operations to net cash (used in) operating activities:
Depreciation	37,083	29,236
Grant of options for services	5,991,886	119,026
Issuance of common stock for services	700,000	-
Issuance of warrants for services	1,600,342	-
Amortization of debt discount	-	1,125,000
Loss on equity investment	89,400	-
Post-Maturity Warrants	100,619	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(198,605)	124,518
(Increase) in notes receivable	(15,243)	-
Decrease in costs and estimated earned profits in excess of billings on completed contracts	-	28,814
(Increase) in inventories	(125,049)	(54,399)
(Increase)/ decrease in prepaid expenses and other assets	(7,420)	60,383
Increase in accounts payable and accrued liabilities	1,004,898	99,326
Increase in due to related party	203,406	297,195
Increase in deposit payable	200,000	-
Increase in billings in excess of costs and estimated earned profits on uncompleted contracts	189,436	-
NET CASH (USED IN) OPERATING ACTIVITIES	(3,853,547)	(2,547,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(519,414)	(58,603)
Additional investment in equity investment	(121,718)
NET CASH (USED IN) INVESTING ACTIVITIES	(641,132)	(58,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable, Net of Repayments	1,297,198	1,638,970
Proceeds from private placement- preferred stock	-	1,895,000
Proceeds from private placement- common stock	2,190,576	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,487,774	3,514,188

DECREASE IN CASH AND CASH EQUIVALENTS	(1,006,905)	908,414
CASH AND CASH EQUIVALENTS - beginning of period	1,032,160	425,614

CASH AND CASH EQUIVALENTS- end of period	$25,255	$1,334,028

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,079	$26,818
Income taxes	$6,357	$8,633

Non-cash investing and financing activites:
Shareholder forgiveness of debt contributed as capital	$-	$685,434
Shareholder bridge loans converted to preferred stock	$-	$1,465,900
Conversion of promissory notes and accrued interest into common stock	$2,141,691	$-

See notes to consolidated financial statements

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS:

The Company:

On February 6, 2008, Boomerang Systems, Inc., a Utah corporation (“Boomerang Utah”)entered into an agreement with Boomerang Systems, Inc., a Delaware corporation (“Boomerang”) (formerly Digital Imaging Resources, Inc.), whereby under the terms of the agreement  Boomerang issued as consideration for all the business, assets and liabilities of Boomerang Utah 13,333,333 shares of Boomerang (the “Acquisition”). Subsequent to the Acquisition, Boomerang Utah became a wholly owned subsidiary of Boomerang, with the former shareholders of Boomerang Utah owning approximately 80.9% of Boomerang. Under generally accepted accounting principles, the acquisition by Boomerang of Boomerang Utah is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent, to the acquisition by Boomerang Utah of Boomerang. As the Acquisition was a capital transaction, and not a business combination, there is no assigned goodwill or other intangible assets resulting from the Acquisition.

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

Basis of Presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared for the interim period and are unaudited (consisting only of normal recurring adjustments) which are, in the in opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2009, and other filings of the Company, including, but not limited to, the Company’s Form DEF 14C filed on January 4, 2010, all of which are on file with the Securities and Exchange Commission (the “SEC”). The results of operations for the nine months ended June 30, 2010 are not necessarily indicative of the results for the Company to be expected for the full fiscal year ending September 30, 2010.

Reclassification:

Certain quarter ended June 30, 2009 items have been reclassified to conform to the quarter ended June 30, 2010 presentation.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition:

Revenues from the  sales of robotic systems will be recognized at such time as  the title and risk of loss of the system passes to the customer, which Management expects will generally occur within one year of the start of production under the terms of the related sales agreement.

Revenue from a project that is rail based and generally completed over a period exceeding one year is recognized using the percentage of completion method, whereby revenue and the related gross profit is determined by comparing the actual costs incurred to date for the project to the total estimated project costs at completion. Project costs generally include all material and shipping costs, our direct labor, subcontractor costs and an allocation of indirect costs related to the direct labor. Changes in the project scope, site conditions, staff performance and delays or problems with the equipment used on the project can result in increased costs that may not be billable or accepted by the customer and a loss or lower profit from what was originally anticipated at the time of the proposal.

Estimates for the costs to complete the project are periodically updated by management during the performance of the project. Provision for changes in estimated costs and losses, if any, on uncompleted projects are made in the period in which such losses are determined.

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

Revenues of $341,675 have been recognized for the nine months ended June 30, 2010 under the percentage of completion method and no revenue was recognized for the nine months ended June 30, 2009.

Principles of Consolidation:

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

Earnings Per Common Share:

We adopted ASC 260 (formerly FASB No. 128, “Earnings per Share”). The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/ (loss) per share was computed by dividing our net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted income/(loss) per common share for the nine months ended June 30, 2010 and 2009 were 86,916,653 and 16,490,363, respectively and the three months ended June 30, 2010 and 2009 were 98,256,621 and 16,490,363, respectively.  The Company’s common stock equivalents, of outstanding options and warrants, have not been included as they are anti-dilutive. As of June 30, 2010, there were options outstanding for the purchase of 8,827,686 common shares and warrants for the purchase of 13,652,541 common shares, both of which could potentially dilute future earnings per share.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Stock-Based Compensation:

The analysis and computation was performed based on our adoption of ASC 718-10-25 (formerly FAS No. 123R, share-based payment), which requires the recognition of the fair value of stock-based compensation.  For the fiscal quarter ended June 30, 2010 and 2009, we conducted an outside independent analysis and our own review, and based on the results, we recognized $365,712 and $119,026, respectively, in share-based payments related to non-vested stock options that were issued during fiscal year 2010 and prior.

In addition, the Company recognized $7,692,847 and $0 in share-based payments for options and warrants immediately exercisable upon grant in fiscal 2010 and 2009, respectively.

Research and Development:

Pursuant to ASC 730 (formerly SFAS No. 2), research and development costs are expensed as incurred.  The Research and Development expense for the nine months ended June 30, 2010 and 2009 were $1,632,500 and $693,503 respectively.

Advertising:

Advertising costs amounted to $169,772 and $190,589 for the nine months ended June 30, 2010 and 2009, respectively. Advertising costs are expensed as incurred.

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

Accordingly, the Company has not recorded an allowance for doubtful accounts at June 30, 2010 and 2009, respectively.

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
NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

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

In December 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Recent Accounting Pronouncements (continued):

In December, 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting
Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Thos disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Recent Accounting Pronouncements (continued):

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated financial statements of the Company.

NOTE 3 - NOTE RECEIVABLE:

On January 6, 2010, the Company converted a $26,000 Accounts Receivable balance from a customer into a Note Receivable bearing interest of 6% with monthly payments starting February 1, 2010.  The monthly payments will be repaying the principal in the amount of $2,167 and the previous month’s accrued interest.  This receivable is due to be paid in full as of January 2011.

NOTE 4 – INVESTMENTS:

The Company made an initial capital investment of $20,420 in the United Arab Emirates “UAE” joint venture, Boomerang Systems Middle East, LLC.  This investment was part of the application process in obtaining a commercial license in the UAE.  This license was granted on October 26, 2009.  Boomerang Systems Middle East, LLC is owned by Boomerang Systems USA Corp. (49%), a subsidiary of Boomerang Systems, Inc., and Tawreed Companies Representation (51%), a UAE company.  The equity method is used to calculate the current amount of this investment.

During the nine months ended June 30, 2010, the Company made additional investments, bringing our total investment to $142,138.  Based on the equity method, the 49% loss we recognized on this investment was $89,400.  After factoring in the loss, our carrying value on this investment was $52,738 at June 30, 2010.

NOTE 5 - INVENTORY:

Inventories consisting of parts, materials, and assemblies are stated at the lower of cost or market. Cost is determined using the weighted average cost method.  Inventories as of June 30, 2010 and September 30, 2009 were $305,939 and $180,890, respectively, and consisted solely of raw materials (parts and assemblies).

NOTE 6 - PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred.  Costs of major additions and betterments are capitalized.  Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets.  Depreciation and amortization for the nine months ended June 30, 2010 and 2009 was $37,083 and $29,236, respectively.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 6 - PROPERTY AND EQUIPMENT (continued):

Property, plant and equipment consist of the following at June 30, 2010 and September 30, 2009:
Computer equipment	$138,822	$132,128
Machinery and equipment	96,855	96,855
Furniture and fixtures	32,858	32,858
Leasehold improvements	62,469	62,469
Construction in Progress	512,719	0
843,723	324,310
Less: Accumulated depreciation	98,140	61,058
	$745,583	$263,252

NOTE 7 – BILLINGS IN EXCESS OF COSTS/ COSTS IN EXCESS OF BILLINGS:

The Company entered into a contract for the construction of a rail based parking system and will be recognizing revenue on the percentage of completion method. The Company entered into this contract for $2,356,050 in 2010.

Information with respect to the uncompleted contract at June 30, 2010 and September 30, 2009 are as follows:

	June 30, 2010	September 30, 2009
Billings	531,111	-
Less: Earnings (revenue) on Billings to date	341,675	-
Billings in excess of cost	189,436	-

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

The value of the initial warrants was allocated based on their fair value to the entire debt. The Company valued the warrants to their maximum value in proportion to the entire $1,500,000 in debt. The warrants were valued at $2,245,596 using a Black-Scholes valuation model with the following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 272.9%; risk-free interest rate of 1.61%; an expected life of five years; fair value of the stock on the date of the debt agreement was $1.50 per share.  The Company recorded a debt discount with regards to these warrants to their maximum proportional value relative to the debt of $1,500,000. This discount was fully amortized as of September 30, 2009.  During the nine months ended June 30, 2009, the Company recorded $750,000 of amortization of debt discount expense.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 8 - DEBT (continued):

As of September 11, 2009, the Company determined to use its’ financial resources for Research and Development and elected not to pay the August 2008 Promissory Notes when due.  Through June 30, 2010, the Company issued Post-Maturity or Default warrants to purchase an aggregate of 5,302,541 shares of the Company’s Common Stock of which warrants to purchase 2,551,681 shares are exercisable at $0.72 on account of the default occurring in August 2009, warrants to purchase 2,576,350 shares are exercisable at $0.69 on account of the default occurring in September 2009, warrants to purchase 86,821 shares are exercisable at $0.68 on account of default for October 2009 and warrants to purchase 87,689 shares exercisable at $0.58 on account of the default occurring in November 2009.  The Company is using the Black-Scholes Method to calculate the value of these warrants.  As a consequence of the exchange of the promissory notes for shares of stock and the repayment of the remaining note, as described below, additional Post Maturity Warrants ceased to be issued commencing in December 2009.

During the nine months ended June 30, 2010, the holders of $1,450,000 principal amount of  the Company’s 12% promissory notes issued in the fourth quarter of fiscal 2008 exchanged their principal and accrued interest into the Company’s common stock at an exchange ratio of $0.10 of principal and accrued interest for each share of common stock.  This transaction was completed on November 30, 2009 and $1,678,038 of principal and accrued interest was exchanged for 16,780,065 common shares.

In December 2009, a holder of $50,000 in principal of the Company’s 12% promissory note issued in the fourth quarter of fiscal 2008, elected not to convert his note into shares of the Company’s common stock. The Company repaid this note holder his principal and accrued interest totaling $58,810.

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

Through our wholly owned subsidiary Boomerang Utah, we renewed two loan agreements with a non-affiliated bank. The $200,000 loan had a maturity date of May 16, 2010 with an interest rate of 3.5%.  This loan has been extended to May 16, 2011 with an interest rate of 3.05%. The $285,000 loan had a maturity date of May 14, 2010 with an interest rate of 3.341%.  This loan has been extended to May 14, 2011 with an interest rate of 3.341%.  Also, accrued interest of $15,728 was rolled into this loan, leaving a principal balance of $300,728 on June 30, 2010.  With each extension on the stated loans we paid the interest that was accrued to the maturity date and the interest rates were updated to reflect the current market rates. The Company does not view these loans as being substantially modified, but rather having been rolled over into new loans. There has been no forgiveness of debt under these loans. Both of these loans are secured by a related party (See Note 10 – Related Party Transactions).

In April 2010, Gail Mulvihill, a principal stockholder and mother to the President of the Company, loaned $130,000, due on demand, to the Company bearing interest of 6%.  The note is secured by the Company’s accounts receivable and inventory.

In May 2010, the Company entered into a 6% Convertible Promissory Note with Sail Energy, a company owned by Gail Mulvihill, in the amount of $1,300,000 due on December 31, 2011.  The amount advanced and outstanding on this loan as of June 30, 2010 was $808,000.  The note is convertible into shares of the Company’s Common Stock, $0.001 par value, and Common Stock Purchase Warrants to purchase shares of common stock.  Each share, with a warrant attached to purchase one additional share, is offered at a price of $0.25 per share.  The warrants are exercisable for a period of 5 years at $0.25 per share.  The conversion will be based on the outstanding amount of indebtedness at the time of conversion.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 8 - DEBT (continued):

	Principal
	As of
	6/30/10	9/30/09	Maturity Date	Interest Rate	Secured
Current Debt:
Loan Payable- Third Party	78,542	72,904	Due Upon Demand	10%	No
Promissory Notes- Third Party	0	1,718,963	Converted into stock	12%	No
Note Payable- Bank	200,000	200,000	5/16/2011	3.05%	Yes
Note Payable- Bank	300,728	285,000	5/14/2011	3.341%	Yes
Lease Payable- Bank (current portion)	27,906	26,593	9/30/2010	6.448%	No
Loan Payable- Third Party	396,968	0	12/31/2010	12%	No
Total Current Debt:	1,004,144	2,303,460

Current Debt- Related Party:
Loan Payable- Related Party	1,000,000	0	3/31/2011	9%	No
Loan Payable- Related Party	130,000	0	Due Upon Demand	6%	Yes
Total Current Debt- Related Party:	1,130,000	0

Long-Term Debt:
Loan Payable- Third Party	0	363,053	12/31/2010	12%	No
Lease Payable- Bank	45,373	66,469	12/31/2012	6.448%	No

Total Long-Term Debt:	45,373	429,522

Long-Term Debt- Related Party:

Loan Payable- Related Party	0	1,000,000	3/31/2011	9%	No
Loan Payable- Related Party	808,000	0	12/31/2011	6%	No

Total Long-Term Debt- Related Party:	$808,000	1,000,000

NOTE 9 - EQUITY:

Common Stock:

On November 12, 2009 the Board of Directors approved an amendment to the Company’s Certificate of Incorporation, increasing the Company’s authorized common shares from 100,000,000 to 200,000,000, with a par value of $0.001 per share.

During the nine months ended June 30, 2010, the holders of $1,450,000 principal amount of  the Company’s 12% promissory notes issued in the fourth quarter of fiscal 2008 exchanged their principal and accrued interest into the Company’s common stock at an exchange ratio of $0.10 of principal and accrued interest for each share of common stock.  This transaction was completed on November 30, 2009 and $1,678,038 of principal and accrued interest was exchanged for 16,780,065 common shares.  (See Note 8- Debt).

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 9 - EQUITY (continued):

Common Stock (continued):

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

In April 2010, the Company sold 400,000 shares of common stock at $0.25 per share in a private placement for proceeds of $100,000.  The investor also received five year warrants to purchase 400,000 shares with an exercise price of $0.25 per share.

In June 2010, the Company sold 1,200,000 shares of common stock at $0.25 per share in a private placement for proceeds of $400,000.  These investors also received five year warrants to purchase 1,200,000 shares with an exercise price of $0.25 per share.

In June 2010, the Company issued 2,800,000 shares of common stock to an officer of the Company as compensation for employment.  The company recognized $700,000 in expense for this issuance of common stock based on a value of $0.25 per share on the date of issuance.  This officer also received five year warrants to purchase 2,800,000 shares of common stock, with an exercise price of $0.25 per share.  See Note 10 – Related Party Transactions for the terms of the officer’s employment agreement.

Options:

During October 2009, the Company granted options to employees to purchase common stock; i) comprised of ten-year non-statutory fully vested options to purchase 20,000 shares  exercisable at $0.10 per share and; ii) five-year non-statutory options to purchase 500,000 shares exercisable at $0.10 per share.  The 500,000 shares options are subject to the following vesting schedule; 25% to be fully vested in eighteen months after the grant date of October 15, 2009 and 25% to be fully vested every six months thereafter.  The fair value of common shares on the date of grant for the 520,000 options was $0.81 per share.  The stock options to purchase 520,000 shares are subject to forfeiture until service conditions associated with their grant are satisfied.  The Company has valued the 20,000 fully vested options at approximately $16,000 and the 500,000 options at approximately $405,000, to be recognized over the expected term of their vesting.

In February 2010, the Company granted options to the Company’s CEO, CFO and a director to purchase common stock comprised of ten-year non-statutory fully vested options to purchase 5,800,000 shares exercisable at $0.10 per share.  These stock options are subject to forfeiture until service conditions associated with their grant are satisfied.  The Company has valued and expensed the 5,800,000 fully vested options at approximately $5,600,000 during the nine months ended June 30, 2010.

The Company recorded $5,991,886 and $119,026 of compensation expense, net of related tax effects, for the options that were granted that vested during the nine months ended June 30, 2010 and 2009, respectively, in accordance with ASC 718-10-25 (formerly SFAS No. 123 (R)). As of June 30, 2010, there is approximately $1,385,000 of total unrecognized costs related to unvested stock options granted to employees. These costs are expected to be recognized over a period of approximately two years.

When the stock options are granted, the fair value of each option granted is estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used for all options granted during the nine months ended June 30, 2010:  (i) risk free interest rate of 1.61, (ii) expected life of 5 years (iii) dividend rate of 0.00% and (iv) expected volatility of 273%.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 9 - EQUITY (continued):

Options (continued):

The volatility assumption for the period was based on the weighted average for the most recent year and long term volatility measures of our stock as well as certain of our peers. Stock-based compensation expense, recognized in the accompanying consolidated statement of operations for the nine months ended June 30, 2010 and 2009, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  ASC 718-10-25 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Currently the Company has no historical data to use for estimating out forfeitures.

Warrants:

As of September 11, 2009, the Company determined to use its’ financial resources for Research and Development and elected not to pay the August 2008 Promissory Notes when due.  During the nine months ended June 30, 2010, the Company issued Post-Maturity or Default warrants to purchase an aggregate of 174,510 shares of the Company’s Common Stock that comprise of warrants to purchase 86,821 shares are exercisable at $0.68 on account of default for October 2009 and warrants to purchase 87,689 shares exercisable at $0.58 on account of the default occurring in November 2009.  The Company recognized $100,619 in expenses for the nine months ended June 30, 2010.  (See Note 8- Debt).

During the quarter ended March 31, 2010, the Company granted five year warrants to a director of the Company to purchase 1,200,000 shares of common stock exercisable at $0.10 per share.  The Company recognized $901,316 in expense for this issuance as this warrant that was exercisable upon grant.

As described above in Common Stock, in June 2010, the Company granted five year warrants to an officer of the Company to purchase 2,800,000 shares of common stock exercisable at $0.25 per share.  The company recognized $699,998 in expense for this issuance as these warrants were exercisable upon grant.

NOTE 10 - RELATED PARTY TRANSACTIONS:

Certain beneficial holders of the Company’s common stock, including Stan Checketts Properties, LC (“SCP”), HSK Funding, Inc., Lake Isle Corp. and Venturetek, LP are also members/owners of SB&G Properties, LC (“SB&G”), which is the landlord of a property leased by the Company.  Stanley J. Checketts, the Company’s CEO, is the individual who exercises voting and investment control over Stan Checketts Properties, LC.  Burton Koffman is the individual who exercises voting and investment control over HSK Funding, Inc., and Gail Mulvihill is the individual who exercises voting and investment control over Lake Isle Corp.

SB&G entered into a lease with Boomerang Utah dated October 1, 2008, relating to premises located at 324 West 2450 North, Building A, Logan, Utah. The term of the lease is for one year with an annual rent of $260,610 plus real property and school taxes. Past due rental payments totaling $420,744 have been accrued as of June 30, 2010, and are classified under current liabilities - related party on the balance sheet.  In addition, Boomerang Utah is obligated to pay for all utilities, repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang Utah’s manufacturing activities.  On March 15, 2010, Boomerang UT and SBG agreed to maintain these terms until March 31, 2011.

SCP entered into a lease with Boomerang Utah dated October 1, 2008 for premises located at 324 West 2450 North, Building B, Logan, Utah. The term of the lease is for one year at a fixed annual rent of $157,680 plus real property and school taxes. Past due rental payments totaling $228,950 have been accrued as of June 30, 2010, and are classified under current liabilities – related party on the balance sheet.  In addition, Boomerang Utah is obligated to pay for all utilities and for repairs and maintenance to the property.  The approximately 18,000 square foot leased premises are also used for Boomerang Utah’s manufacturing activities.  On March 15, 2010, Boomerang UT and SCP agreed to maintain these terms until March 31, 2011.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 10 - RELATED PARTY TRANSACTIONS (continued):
SB&G is obligated on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $825,320 as of June 30, 2010, bearing interest at 3.807% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang Utah, along with Messrs. Gene Mulvihill, Checketts, and Burton Koffman (“Koffman”), are the joint and several guarantors of the promissory note.  Gene Mulvihill is the father of Christopher Mulvihill, the President of the Company, and husband of Gail Mulvihill.

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

J and A Financing, Inc., also affiliated with Messrs. Gene Mulvihill and Koffman, have guaranteed two loans to Boomerang Utah from a non-affiliated bank, totaling $500,728 as of June 30, 2010.  The loans bear interest at 3.341% and 3.5% respectively, and are due on May 14, 2010 and May 16, 2010, respectively.  These loans were renewed during the quarter ended June 30, 2010 and now bear interest at 3.341% and 3.05%, respectively, and are due on May 14, 2011 and May 16, 2011, respectively.

During fiscal year 2008, J and A Financing Inc. loaned $1,000,000 to the Company.  This loan matures on March 31, 2011.  The interest rate is 9% and the principal amount due at June 30, 2010 is $1,000,000.  There has been no forgiveness of debt on this loan.  This loan is classified as current debt and is unsecured.

During the nine months ended June 30, 2010, the Company used the services of Coordinate Services, Inc. for product development.   The owner of this company is Gene Mulvihill, Jr. who is the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense during the nine months ended June 30, 2010 was $113,889; which is recorded under Research and Development expenses.

On February 5, 2010, the Company issued a 6% Convertible Promissory Note to James Mulvihill, brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill, in the amount of $100,000 due February 5, 2011.  The Note contains the same terms as the Note issued to Ruby Corp.  In March 2010, the principal and accrued interest on this note was converted into 1,007,680 shares of common stock.

In February 2010, Stan Checketts, the Company’s CEO who is also a landlord to the Company through SCP, and a stockholder, received 5,000,000 options through his role as CEO of the Company.

In April 2010, Gail Mulvihill loaned $130,000 to the Company bearing interest of 6%. (see Note 8 – Debt).

In April 2010, we entered into a ground lease with Route 94 Development Corporation to lease a portion of an approximately fifteen acre parcel in Hardyston, New Jersey, for a term of twenty years on which we intend to construct a Robotic Valet parking facility. The leased property is within the Crystal Springs Golf and Spa Resort (“the Resort”) adjacent to Grand Cascades Lodge. Gail Mulvihill is an owner of the Resort.  It is intended that this facility will be used by us primarily for demonstration and marketing purposes in the eastern portion of the United States.  In consideration of the benefits to us under the terms of the lease, we agree to provide to the lessor and its affiliates parking and storage space within the facility at no cost to the lessor and its affiliates subject to our right to use the facility for demonstration purposes.  In addition we are to pay the operating costs, premiums on the insurance required under the terms of the lease and incremental property taxes resulting from our construction of the facility.  For a period of 60 months commencing five years after execution of the lease, the lessor has the option to purchase the facility from us and we have a right to cause the lessor to buy from us the facility we construct.  The price to be paid by the lessor upon exercise of its option to purchase the facility is 110% of the greater of (i) the depreciated value of the facility, or (ii) the fair market value of the facility, and the price to be paid by the lessor upon exercise of our right to cause the lessor to buy the facility is $1.00.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 10 - RELATED PARTY TRANSACTIONS (continued):

On May 14, 2010, Sail Energy, a company owned by Gail Mulvihill, entered into a convertible promissory note with the Company for $1,300,000.  The amount outstanding on this loan as of June 30, 2010 is $808,000.  (See Note 8 – Debt).

In June 2010, the Company entered into an employment agreement with an Executive Vice President, which will remain in effect until December 1, 2010.  As compensation, the Company issued 2,800,000 shares of common stock and five year warrants to purchase 2,800,000 shares of common stock, with an exercise price of $0.25 per share.  In addition, the Company has agreed to pay all Federal and State income taxes incurred by the Executive as a result of receiving the common shares and warrants.  The Company recognized $1,399,998 in expense for the issuance of these common shares and warrants.  In addition, the Company recognized $315,000 in expense for the related tax effect of the above transaction.

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

The aggregate future minimum annual rental payments, exclusive of escalation payments for taxes and operating costs, under operating leases are as follows:

Period Ending June 30, 2011	$79,947

Period Ending June 30, 2012	82,214

Period Ending June 30, 2013	84,573

Period Ending June 30, 2014	87,025

Total	$333,759

NOTE 12 – SUBSEQUENT EVENTS:

On July 8, 2010, the holders of approximately $2.7 million of outstanding indebtedness and obligations of the Company exchanged their indebtedness for shares of the Company’s Common Stock and Common Stock Purchase Warrants.  The exchange was for a total of 10,904,144 shares of the Company’s Common Stock, $0.001 par value, and an equal amount of Common Stock Purchase Warrants to purchase shares of common stock.  Each share, with a warrant attached to purchase one additional share, was offered at a subscription price of $0.25 per share.   The warrants offered are exercisable for a period of 5 years at $0.25 per share.

On July 13, 2010, the Company completed a $7 million private offering of securities by the Company to a group of private equity investors, pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”).  The Offering was for the sale of 28,000,000 shares of the Company’s Common Stock, $0.001 par value, and an equal amount of Common Stock Purchase Warrants to purchase shares of common stock.  Each share, with a warrant attached to purchase one additional share, was offered at a subscription price of $0.25 per share.   The warrants offered are exercisable for a period of 5 years at $0.25 per share.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 12 – SUBSEQUENT EVENTS (continued):

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company sustained a substantial loss in fiscal 2009 of $9,693,734 which includes non-cash expenses of $184,150 for stock options and $3,635,992 for warrants that were issued during the fiscal year, and $41,290 for depreciation. For the first nine months of fiscal 2010, the Company incurred a net loss of $13,624,300 which includes non-cash expenses of $5,991,686 for stock options, $1,700,961 for warrants, $700,000 for stock-based compensation costs, $37,083 for depreciation and loss on equity investment of $89,400. The Company had negative cash flow from operations for the first nine months of fiscal 2010 and during the year ended September 30, 2009 in the amount of $3,853,547 and $3,737,008, respectively. As of June 30, 2010 and September 30, 2009, the Company's liabilities exceeded its assets by $4,184,221 and $3,186,008, respectively.

Although these issues were present as of June 30, 2010, the Company has mitigated its exposure to continue as a going concern based on the private offering of common stock of $7 million and conversion of $2.7 million of debt to equity as described above.

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

We have designed and are beginning to build, sell and install automated parking systems that we believe offer a number of performance efficiencies over both conventional parking and other automated parking systems.  Our most advanced parking system allows the driver to drive the vehicle onto a transportable “tray” that is recessed and flush with the surrounding floor of the loading area.  The system then uses a low-profile computer directed mobile robot, which we refer to as the Robotic Valet, to locate itself beneath the mobile tray and to lift and move the tray bearing the vehicle to an available location inside the garage where the tray bearing the vehicle is parked, after which, the robot is available for other parking or retrieval functions.  Retrieval and return of the vehicle to the driver operates in the reverse manner.

Unlike traditional automated parking systems, which transport automobiles on equipment that rides on a rail through a center atrium in the structure, our computerized system uses omni-directional robots that can travel anywhere in the garage, including beneath trays bearing already parked vehicles.  Each robot is located and controlled by reference to low power emitting wires embedded in the floor of a concrete-slab garage.  The system can be installed in new construction or, under suitable construction conditions, retrofitted into an existing garage.  Since the travel paths of our robots are not limited to a central rail, our robots are able to navigate laterally around each other and are able to store, retrieve and shuffle automobiles in ways that traditional rail based systems cannot accomplish.  This enables us to design systems using multiple robots, significantly reducing the possibility of a single point of blockage or mechanical failure inherent in competing systems and resulting in greater ability to simultaneously store and retrieve vehicles than is possible with a traditional rail based systems.  The use of robots that function independently of the structure in which they are installed also permits us, under suitable conditions, to install them in conventional, concrete slab structures (either new or existing), which we believe affords us a significant competitive advantage in many applications.

We have also designed and offer a rail-based system that may be the appropriate solution in certain installations and that, in modified form, is also applicable to automated self-storage facilities.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 2010, the Company had a net loss of $13,624,300. Included in the net loss are non-cash expenses for depreciation of $37,083, stock-based compensation expense of $700,000, the issuance of stock options of $5,991,886, the issuance of warrants of $1,700,961 and loss on equity investment of $89,400.  These non-cash expenses resulted primarily from the issuance of fully vested options to purchase 6,320,000 shares and options to purchase 90,000 shares that vested during the nine months ended June 30, 2010 shares with exercise prices ranging from $0.10 to $0.90.  These expenses also resulted from the issuance of fully vested warrants to purchase 6,974,510 shares with exercise prices ranging from $0.10 to $0.68 and the issuance of 2,800,000 shares of common stock at a price of $0.25 per share.

During the first nine months of fiscal 2010, there was a decrease in cash and cash equivalents, primarily resulting from an increase in notes receivable of $15,243, an increase in inventories of $125,049 due to ordering materials for prototypes, an increase in prepaid and other assets of $7,420, and an increase in accounts receivable of $198,605.  These are offset by an increase of accounts payable and accrued liabilities of $1,004,898, an increase in due to related party of $203,406, an increase in deposit payable of $200,000, and an increase in billings in excess of costs and estimated earned profits on uncompleted contracts of $189,436 due to the Company starting to fulfill the terms of the railed based parking contract under construction. After reflecting the net changes in assets and liabilities, net cash used in operations was $3,853,547.

During the first nine months of fiscal 2010, net cash used in investing activities consisted of an increase in equity investment of $121,718 and an increase in property, plant and equipment of $519,414, which includes $512,719 of construction in progress for the robotic system to be built in Hamburg, New Jersey.

During the first nine months of fiscal 2010, net cash provided by financing activities consisted of $1,297,198 of proceeds from loans payable, net of repayments and $2,190,576 of proceeds from private placement – common stock.  These amounts were offset by repayment of loans payable of $79,907.   Accordingly, net cash provided by financing activities was $3,487,774.

These activities during the first nine months of fiscal 2010 resulted in the Company's cash and cash equivalents decreasing by $1,006,905.

On July 8, 2010, the holders of approximately $2.7 million of outstanding indebtedness and obligations of the Company exchanged their indebtedness for shares of the Company’s Common Stock and Common Stock Purchase Warrants.  The exchange was for a total of 10,904,144 shares of the Company’s Common Stock, $0.001 par value, and an equal amount of Common Stock Purchase Warrants to purchase shares of common stock.  Each share, with a warrant attached to purchase one additional share, was offered at a subscription price of $0.25 per share.   The warrants offered are exercisable for a period of 5 years at $0.25 per share.

On July 13, 2010, the Company completed a $7 million private offering of securities by the Company to a group of private equity investors, pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”).  The Offering was for the sale of 28,000,000 shares of the Company’s Common Stock, $0.001 par value, and an equal amount of Common Stock Purchase Warrants to purchase shares of common stock.  Each share, with a warrant attached to purchase one additional share, was offered at a subscription price of $0.25 per share.   The warrants offered are exercisable for a period of 5 years at $0.25 per share.

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE NINE MONTHS ENDED JUNE 30, 2010 COMPARED WITH THE NINE MONTHS ENDED JUNE 30, 2009

Revenues were $341,675 for the nine months ended June 30, 2010 compared with $0 for the nine months ended June 30, 2009.  The increase is due to the start of production on a rail based parking system.  The revenue is recognized using the percentage of completion method.

Cost of Goods sold were $298,345 for the nine months ended June 30, 2010 compared with $0 for the nine months ended June 30, 2009.  The increase is due to the start of production on a rail based parking system.  This expense is recognized using the percentage of completion method.

Sales and marketing expenses were $833,461 during the nine months ended June 30, 2010 compared with $728,636 during the nine months ended June 30, 2009, for an increase of $104,825. The increase is primarily the result of payroll, travel and trade show expenses incurred by our salesmen.  The advertising expenses for the nine months ended June 30, 2010 and 2009 were $169,772 and $190,589, respectively.  The Company employed six full time salesmen as of June 30, 2010 and 2009.

General and administrative expenses were $2,181,500 during the first nine months of fiscal 2010 compared with $1,366,290 during the first nine months of fiscal 2009, for an increase of $815,210.  The increase includes the expenses related to four full time employees and three part time employee in 2010 compared to three full-time and two part-time employees in 2009 as well as additional operating costs.

Stock-based compensation expenses were $8,740,020 during the first nine months of fiscal 2010 compared with $119,026 during the first nine months of fiscal 2009, for an increase of $8,620,994.  This increase is primarily the result of recording an expense aggregating $5,994,686 resulting from the grant of stock options to purchase a total of 6,320,000 fully vested shares and 90,000 shares that have vested during the nine months ended June 30, 2010, $1,701,934 resulting from the grant of warrants to purchase a total of 6,974,510 shares, and $1,043,400 resulting from the issuance of common stock as compensation.

Research and Development expenses were $1,632,500 during the first nine months of fiscal 2010 compared with $693,503 during the first nine months of fiscal 2009, for an increase of $938,997.  This increase is a result of the Company’s expenses relating to the development of a new prototype for the parking product line.  In addition, as of June 30, 2010 the Company employed eighteen full time and five part time employees compared to nine full time employees and one part time employee in 2009.

Depreciation and amortization was $37,083 during the first nine months of fiscal 2010 compared to $29,236 during the first nine months of fiscal 2009, for an increase of $7,847. This increase is due to the timing of acquisitions of property, plant and equipment that were acquired during the last nine months of fiscal 2010.

Interest income was $3,130 during the first nine months of fiscal 2010, compared with $2,662 during the first nine months of fiscal 2009, for an increase of $468 due to issuing an employee advance in October 2009 and a note receivable in January 2010.

Interest expense was $150,689 during the first nine months of fiscal 2010, compared with $308,607 during the first nine months of fiscal 2009, for a decrease of $157,918.  This decrease is due to repayment of debt and the full allocation of the debt discount associated with the August 2008 12% Promissory Notes.

As of the end of the first nine months of 2010 we started the manufacturing process on fulfilling an order and there are four outstanding contracts awaiting various approvals in order to become unconditional agreements for the sale of products.

FISCAL PERIOD FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED WITH PERIOD FOR THE THREE MONTHS ENDED JUNE 30, 2009

Revenues were $254,700 for the three months ended June 30, 2010 compared with $0 for the three months ended June 30, 2009.  The increase is due to the start of production on a rail based parking system.  The revenue is recognized using the percentage of completion method.

Cost of Goods sold were $222,400 for the three months ended June 30, 2010 compared with $0 for the three months ended June 30, 2009.  The increase is due to the start of production on a rail based parking system.  This expense is recognized using the percentage of completion method.

Sales and marketing were $329,624 during the three months ended June 30, 2010, compared with $360,302 during the three months ended June 30, 2009, for a decrease of $30,678.

General and administrative expenses were $575,769 during the three months ended June 30, 2010 compared with $531,557 during the three months ended June 30, 2009, for an increase of $144,216.

Stock-based compensation expenses were $2,069,972 during the three months ended fiscal 2010 compared with $65,123 during the three months ended June 30, 2009, for an increase of $2,004,849.  This increase is the result of issuing warrants and common stock in June 2010.

Research and development expenses were $630,952 during the three months ended June 30, 2010 compared with $287,557 during the three months ended June 30, 2009, for an increase of $343,395.  This increase is a result of the Company’s research and development of a tray valet system.

Depreciation and amortization was $12,766 during the three months ended June 30, 2010 compared to $10,831 during the three months ended June 30, 2009, for an increase of $1,935. This increase is due to the timing of the acquisitions of property, plant and equipment.

Interest income was $619 during the three months ended June 30, 2010, compared with $1,316 during the three months ended June 30, 2009, for a decrease of $697.

Interest expense was $46,313 during the three months ended June 30, 2010, compared with $114,247 during the three months ended June 30, 2009, for a decrease of $67,934.  This decrease is due to the repayment of debt.

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

There were no off-balance sheet arrangements during the first nine months ended June 30, 2010 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2010, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

We have identified material weaknesses in our internal controls over financial reporting as of the nine months ended June 30, 2010, that do not require our financial statements to be restated.  Since we are a small business issuer, we do not maintain a full staff of accounting personnel with full knowledge of the accounting treatment for all transactions which constitutes a material weakness in our internal controls over financial reporting.  We have hired consultants from time to time as we believe necessary to provide the necessary experience in accounting for these types of transactions.

Changes in Internal Controls
Except for the retention of consultants from time to time as deemed necessary and described above, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the nine months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect significant delays in recognizing revenues.  We expect to recognize revenue from system sales only upon completion of the related installation in the case of installations taking less than one year or on a “percentage of completion” basis over the course of installation for longer-term installations.  While we have opportunities to install our systems in existing parking structures, we anticipate that the bulk of our opportunity will be in connection with new parking structures.  For our systems to work most effectively, the parking structure itself must be designed with the use of our system in mind.  Accordingly, we expect that the majority of our sales contracts will be entered into at the planning stage for the related construction project but will result in revenue recognition only as our systems are actually installed.  We expect that the sales cycle, itself, will often be long because of the need to coordinate the design and permitting process for the project as a whole.  Large construction projects requiring parking facilities for numerous vehicles typically take several years to plan, finance, permit and complete.  We anticipate that, in most cases, our systems will be installed toward the end of the project construction process, which could occur several years after the sale is originally made.

There are Questions As to the Company’s Ability to Continue as a Going Concern; There is an Explanatory Paragraph in the Independent Auditors Report for Fiscal Year Ended September 30, 2009 Concerning These Questions.  The Company’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.  The Company had a loss in fiscal 2009 of $9,693,734 which includes the non-cash expenses of $184,150 for stock options and $3,635,992 for warrants that were issued during the fiscal year and $41,290 for depreciation.  It had a net loss for the first nine months of fiscal 2010 in the amount of $13,624,300 including non-cash expenses of $37,083 for depreciation, $700,000 for stock-based compensation, $5,991,686 for stock options, $1,700,961 for warrants as a result of the grant of common stock, options and warrants during that period and $89,400 for a loss on an equity investment.  The Company had a working capital deficiency at June 30, 2010 of $4,129,169.  It had a negative cash flow from operations during the first nine months of fiscal 2010 and in fiscal 2009 of $3,853,547 and $2,547,171, respectively.  As of June 30, 2010, the Company’s liabilities exceeded its assets by $4,184,221.  All the foregoing factors lead to questions concerning the Company’s ability to meet its obligations as they come due.  The Company has financed its activities using private debt and equity financings.  As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of the Company’s assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

The independent auditor’s report on the Company’s financial statements as of and for the year ended September 30, 2009 includes an explanatory paragraph which states that the Company has no material revenues, has suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

Although these issues were present as of June 30, 2010, the Company has mitigated its exposure to continue as a going concern.  In July 2010, the Company completed a private offering of 28,000,000 shares of common stock for $7 million.  We also exchanged $2.7 million of outstanding indebtedness and obligations for 10,904,144 shares of common stock.

We expect to receive the bulk of payments for our systems as the systems are installed and will therefore be dependent on cash from financing activities until such installations commence. Most of the payments due to us under our existing contracts will become due only if and as we prepare to install or install the related systems. We expect that any future contracts will call for similarly deferred installations and, therefore, similarly deferred receipt of payment as well as recognition of revenue.  We seek to negotiate contracts for the sale of our systems that call for a non-refundable deposit but there is no assurance that such deposits will be available in all cases or that any such deposits will provide us with meaningful revenues or liquidity.  We used cash in operations of $3,737,008 in our fiscal year ended September 30, 2009 and $3,853,547 in the nine months ended June 30, 2010.    There is no assurance that our expectations as to our ability to generate cash from sales will occur as we expect or that we will be able to fund our operations for long enough to develop an offsetting cash flow from operations.

Our systems are new and our current system is substantially different from existing automated parking systems; we may have difficulty in achieving market acceptance for our systems.  A number of automated parking systems exist in the United States and elsewhere.  Most of these systems are materially different in concept from our robotic system.  We believe that our Robotic Valet system offers a number of advantages over existing automated systems.  However, we expect that we will be challenged to demonstrate the advantages of our systems to potential customers and possibly others in the absence of significant historical data as to their performance.  A customer that purchases our systems will likely design the garage around it and therefore would encounter significant difficulties if the system did not perform as claimed.  We expect that widespread market acceptance of our systems may occur only gradually over time, if at all.

We are currently unprofitable and expect to remain so for a significant period of time.  Our automated parking systems operations, which are currently our only business, have been unprofitable since their inception.  We expect that we will continue to be unprofitable for the foreseeable future.  Continued unprofitable operations will erode our cash resources and could limit our ability to engage in further development and sales activities necessary to the growth of our business.  There is no assurance that we will achieve profitable operations at any point in time or at all.

We have no substantial experience in estimating our manufacturing and other costs.  Through the date of these financial statements, we have manufactured and assembled two automated parking and storage systems intended for commercial use, excluding a system currently being assembled.  Accordingly, we have limited experience in acquiring and manufacturing the parts and components for the systems, assembling the systems, and in estimating the labor and overhead costs incurred with manufacturing, assembling and installing the automated parking and storage systems.  This limited experience may result in us underestimating these costs which could lead to our expenses exceeding the revenues we receive from the contracts we have entered into and that we may enter into in the future.  These potential losses may deplete our cash resources and render our operating budgets materially inaccurate.

Our management has limited experience managing a public company and our current resources may not be sufficient to fulfill our public company obligations.  As a public company, we are subject to various requirements of the Securities and Exchange Commission, including record-keeping, financial reporting, and corporate governance rules.  Our management team has limited experience in managing a public company and, historically, has not had the resources typically found in a public company. Our internal infrastructure may not be adequate to support our reporting and other compliance obligations and we may be unable to hire, train or retain necessary staff and may be reliant on hiring outside consultants or professionals to overcome our lack of experience or trained and experienced employees.  Our business could be adversely affected if our internal infrastructure is inadequate, we are unable to engage outside consultants or are otherwise unable to fulfill our public company obligations.

We expect to face intense competition in selling our systems.  While we believe that our systems offer a number of advantages over existing garage structures, including automated parking systems, we expect to face intense competition from a variety of other alternatives.  Many of the companies with which we may compete have established products, existing relationships and financial capacity that may offer them a competitive advantage.  If we are correct in our assumption that the advantages of our systems are significant to customers, we can anticipate that other companies, some with stronger engineering and financial capabilities than we have, will seek to design comparable systems that offer similar or greater advantages.  We expect that we will have to continually innovate to reduce cost and increase effectiveness in order to remain competitive and there is no assurance that our systems will remain competitive over time.

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

The Requirements of Section 404 of the Sarbanes-Oxley Act of 2002 Require that the Company Undertake an Evaluation of Its Internal Controls That May Identify Internal Control Weaknesses.   The Sarbanes-Oxley Act of 2002 imposes duties on the Company and its executives, directors, attorneys and independent registered public accounting firm. In order to comply with the Sarbanes-Oxley Act, the Company is required to evaluate its internal controls systems to allow management to report on, and its independent auditors to attest to, the Company’s internal controls. The Company has initiated the establishment of the procedures for performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.  The Company anticipates being able to fully implement the requirements relating to reporting on internal controls and all other aspects of Section 404 in a timely fashion. If the Company is not able to implement the reporting requirements of Section 404 in a timely manner or with adequate compliance, the Company’s management and/or its auditors may not be able to render the required certification and/or attestation concerning the effectiveness of the internal controls over financial reporting.  The Company may be subject to investigation and/or sanctions by regulatory authorities, such as the Securities and Exchange Commission, and its reputation may be harmed. Any such action could adversely affect the Company’s financial results and the market price of its common stock.

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

We have only recently begun to make commercial sales of our automated parking and storage systems, which remain unproven.  We currently have sales contracts for five of our systems: one is a self-storage system, one is a parking system using our rail-based technology, and three are parking systems using our robotic parking technology.  These contracts call for the installation of systems over the next three years and are subject to various uncertainties with respect to the underlying project.  We have not completed the commercial installation of any automated parking system.  As a result, our automated parking systems are unproven.

Our systems have had limited use in commercial operations and therefore may not have been fully field-tested. We expect that, as our systems are installed and used, they will be tested in ways that we cannot fully duplicate outside of the context of an actual, commercial operation of our systems which has not yet occurred.  As a result, once our parking systems are used in commercial operations, we expect to discover various aspects of our systems that require improvement.  Based on our operation of test systems to date, we do not anticipate a need for any major redesign but such a need is possible.  Any major redesign requirement could delay existing projects and new sales, could result in increased cost or lowered performance for our systems and could negatively impact the market’s acceptance of our systems.

We may be unable to achieve significant increases in sales or revenues until our systems have been operating in a commercial environment for a meaningful period of time.  A number of enterprises, municipalities and other organizations that could be potential customers for our systems may be reluctant to commit themselves to our systems until one or more systems have been tested in commercial operations over a significant period of time.  A significant ramp-up in sales may be delayed until our systems achieve a meaningful history of commercial operations, which would delay our anticipated recognition of revenues.

Our ability to perform under our contracts and thereby recognize revenues is dependent on the ability of the project owner to commence and complete construction of the project.  Major residential and commercial construction projects are subject to various uncertainties at several stages.  Design, permitting or financing issues can result in substantial delays and, ultimately, can render a project untenable.  Furthermore, even when the underlying project is fully funded and permitted, economic and other real estate market conditions, and possible interruptions in the project moving forward, continue to create uncertainty as to whether and when the project will be completed.  Changes in demographics and other macroeconomic changes can cause major construction projects to be delayed or abandoned because they are no longer viable or because they cannot be financed.  For example, the recent recession has resulted in a substantial decrease in construction on a global basis.  We intend that our contracts with our customers will provide for some compensation to us if a project is substantially delayed or abandoned.  However, we may be unable to negotiate such arrangements and any such compensation is likely to be substantially less than the revenues we would have earned if the project had been completed.  Our long-term planning will be based on various assumptions about project completion rates that may not prove to be accurate.   A significant delay in construction schedules or a significant number of project abandonments would have a material adverse impact on our business.

Failures of our systems could expose us to liabilities that may not be fully covered by insurance.  Although we have designed a number of safeguards into our systems, they may fail, causing delays or damage to persons, vehicles or other property.  We maintain insurance on our manufacturing facilities and intend to maintain insurance against the failure of our systems but the insurance may be inadequate to cover our exposure.  Our insurance does not cover any contractual liability that we may have as a result of a delay in delivery of systems to our customers. Any such events, whether covered by insurance or not, could have a material adverse effect on our business.

We depend on our management team for our continued operation; the unexpected loss of a member of the team would cause significant problems for our business.  We rely for the conduct of our business on a small group of people whose expertise and knowledge of our business are critical to the prospects for its success.  Our Chief Executive Officer and our President have substantial equity interests in the company and it is unlikely that we could attract employees of comparable ability for the cash compensation that we are currently paying to these individuals.  The loss of any of our key management team would cause significant disruption in our operations and would require us to seek suitable replacements.  There is no assurance that we could attract qualified employees quickly or without incurring significant increased cost.

We may have significant foreign operations, which would subject us to a number of risks.  We are currently actively seeking customers in the United Arab Emirates and the surrounding Gulf region and may seek customers in India and other countries.  Significant foreign operations might or would subject us to a number of risks, including:

•	currency fluctuations, which could affect our revenues for transactions denominated in non-U.S. currency or make our services relatively more expensive if denominated in United States currency;

•	difficulties in staffing and managing multi-national operations;

•	limitations on our ability to enforce legal rights and remedies;

•	restrictions on the repatriation of funds;

•	changes in regulatory structures or trade policies; and

•	tariff and tax regulations.

Our systems and the projects in which they are installed are subject to complex and diverse regulation that may increase the cost of our systems or limit their efficiency.  Our systems and the real estate development projects in which they are installed are subject to a variety of regulations, including zoning and building codes, permitting, and fire and other safety regulations.  Most of these regulations are local and vary considerably from location to location.  We and our customers will be required to design systems and garages that conform with all applicable regulations, which may make it more difficult to standardize our offerings or to maximize the efficiency of our systems.  The enforcement of local regulations often involves the exercise of considerable judgment and there is likely to be a certain level of uncertainty as to what the regulations will be held to require in each project.  Local regulations may cause delays or cost increases that could have an adverse impact on our business.

Environmental, regulation and liability may increase our costs and adversely affect us.  Our manufacturing operations are subject to federal and state environmental laws and regulations concerning, among other things, water discharges, air emissions, hazardous material and waste management. Environmental laws and regulations continue to evolve and we may become subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as reporting of greenhouse gas emissions. We are required to comply with environmental laws and the terms and conditions of environmental permits.  Failure to comply with these regulations, laws or permits could result in fines and penalties. We also may be required to make significant expenditures relating to environmental matters on an ongoing basis.

Based upon our marketing experience to date, we expect to undergo rapid growth of our operations as our sales, manufacturing and installation activity increase; we may be unable to manage this growth, to retain qualified employees and to implement infrastructure changes necessary to support this growth.  We are currently managed and run by a small staff of employees who are engaged primarily in system design, manufacture and sales activity and general and administrative functions.  We expect that, as sales increase, and particularly as sales cycles advance, we will be subjected to rapid growth and a substantial increase in the activities that we are called upon to perform and the duties we must fulfill.  We may fail properly to anticipate the need for additional employees or be unable to attract and retain qualified employees as required to sustain our expected growth.  We will also be required to put in place in a timely manner effective accounting systems, reporting structures and other infrastructure required to sustain our growing and developing operations.  The failure to anticipate and effectively deal with these requirements could cause us to miss opportunities that would otherwise be available to us and could cause our performance to suffer across a broad range of activities.  Any such occurrences would have a material adverse effect on our business and prospects.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2010, the Company sold 400,000 shares of common stock at $0.25 per share in a private placement for proceeds of $100,000 to one investor.  This investor also received five year warrants to purchase 400,000 shares at an exercise price of $0.25 per share.  The offer and sale of the shares was made in a transaction exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) and Regulation D.

In June 2010, the Company sold 1,200,000 shares of common stock at $0.25 per share in a private placement for proceeds of $400,000 to two investors.  These investors also received five year warrants to purchase 1,200,000 shares at an exercise price of $0.25 per share.  The offer and sale of the shares was made in a transaction exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) and Regulation D.

In June 2010, the Company issued 2,800,000 shares of common stock at $0.25 per share as compensation to an Executive Vice President.  In conjunction with the issuance of common stock, the Company also issued five year warrants to purchase 2,800,000 shares of common stock exercisable at $0.25 per share.  The issuance of the common shares and warrants was made and the issuance of the shares on exercise of the warrants will be made in transactions exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2).

On July 8, 2010, the holders of approximately $2.7 million of outstanding indebtedness and obligations of the Company exchanged their indebtedness for shares of the Company’s Common Stock and Common Stock Purchase Warrants.  The exchange was for a total of 10,904,144 shares of the Company’s Common Stock, $0.001 par value, and an equal amount of Common Stock Purchase Warrants to purchase shares of common stock.  Each share, with a warrant attached to purchase one additional share, was offered at a subscription price of $0.25 per share.   The warrants offered are exercisable for a period of 5 years at $0.25 per share.

On July 13, 2010, the Company completed a $7 million private offering of securities by the Company to a group of private equity investors, pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”).  The Offering was for the sale of 28,000,000 shares of the Company’s Common Stock, $0.001 par value, and an equal amount of Common Stock Purchase Warrants to purchase shares of common stock.  Each share, with a warrant attached to purchase one additional share, was offered at a subscription price of $0.25 per share.   The warrants offered are exercisable for a period of 5 years at $0.25 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On May 12, 2010, the Company held a meeting of its stockholders.  At the meeting, the following matters were submitted to and approved by the stockholders of the Company:

1)  The election of Stanley J. Checketts, Joseph R. Bellantoni, Maureen Cowell, Paul J. Donahue, Steven C. Rockefeller, Jr., Kevin M. Cassidy, and Anthony P. Miele, III as directors to hold office until the Company's next Annual Meeting of Stockholders and until their respective successors are elected and qualified;

2)  A proposal to effect a one-for-twenty-eight reverse stock split to be effective as of the filing of an amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State;

3)  A proposal to amend the Company's Certificate of Incorporation to increase the number of post one-for-twenty-eight reverse stock split shares of common stock the Company is authorized to issue from 7,142,857 shares, after reflecting the reduction in shares authorized as a consequence of the reverse stock split, to 15,000,000 shares;

4)  A proposal to approve the adoption of a 2010 Stock Incentive Plan.

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

BOOMERANG SYSTEMS, INC.

Dated: August 12, 2010	By: /s/ Stanley J. Checketts
Stanley J. Checketts
Principal Executive Officer

Dated: August 12, 2010	By: /s/ Joseph R. Bellantoni
Joseph R. Bellantoni
Principal Financial Officer
and Principal Accounting Officer