Form 10-K
period 2010-09-30
Boomerang Systems, Inc.
filed 2010-12-29
CIK 314712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________to______________

Commission File Number 0-10176

Delaware	22-2306487
(State or other jurisdiction	(I.R.S Employer Identification No.)
of incorporation or organization)

BOOMERANG SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

355 Madison Avenue
Morristown, New Jersey	07960
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code (973) 538-1194

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recent second fiscal quarter.  $38,135,372 as of March 31, 2010

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  142,686,689 as of December 22, 2010

DOCUMENTS INCORPORATED BY REFERENCE:    None

Item 1. Business.

Background and General Activities

Background

Our company, Boomerang Systems, Inc, is engaged in the business of selling, designing, engineering, manufacturing, installing and supporting its own line of fully automated parking systems and fully automated self storage systems, with corporate and sales offices in Morristown, New Jersey, and a research, design, production and testing center in Logan, Utah.

References herein to “we”, “us”, “our”, “Boomerang” and the Company refer to Boomerang Systems, Inc., a Delaware corporation, and its consolidated subsidiaries, unless the context should otherwise require.

Prior to forming Boomerang, the Company’s founder Stan Checketts, founded S&S Worldwide, Inc. of Logan, Utah, which has become recognized worldwide as a leading manufacturer of high speed roller coasters and thrill rides with installations in 29 countries worldwide, with customers that include Disney, MGM and Six Flags.  While Mr. Checketts was Chief Executive Officer of S&S, that company pioneered many new concepts in the amusement industry, including the world’s tallest thrill ride on top of the Stratosphere tower in Las Vegas, and Dodonpa, the world’s first roller coaster to go more than 100 miles per hour in Yamanashi, Japan.

Mr. Checketts brought with him a core team of management and technical personnel who previously worked together at S&S in areas including new product design, mechanical engineering, PLC controls programming, fabrication, installation, remote monitoring and support services and project management. We believe this core team has been instrumental in accelerating Boomerang’s mission to become a leading provider of automated parking and self-storage solutions. Mr. Checketts currently serves as the Chief Executive Officer of our wholly owned subsidiary, Boomerang Sub, Inc.

Boomerang entered the business of automation by developing and marketing automated self-storage systems to provide the space efficiency, security, and convenience of 100% “drive-up accessible” vertical self-storage in densely populated urban locations with high real estate values. This system, which we refer to as Boomerang’s Automated Locker Retrieval System (“ALRS”), stores steel storage containers in a steel rack system with a central open atrium and shuttles that move along a rail (i.e., “rack & rail”) transport containers back and forth between storage locations and ground floor loading bays.

While promoting our self storage system, we received numerous inquiries to provide space-saving automated parking systems. In 2007, we began to develop robotic parking systems to expand our product line and enter that business.  While we believe the automated self-storage has significant potential, we believe the demand for automated robotic parking is substantially larger.

To serve this market, we have developed two automated parking product lines, which we refer to as “rack & rail” systems and “RoboticValetTM” systems.  While our rack & rail systems compete with other automated parking systems historically offered by other automated parking providers, we believe that our RoboticValet system is unique in the marketplace with distinct advantages over other systems offered by competitors.

Boomerang has the rights to various trademarks, tradenames or service marks used in our business including RoboticValet™ and TrafficMaster™.  In addition, we have filed patent applications with respect to certain aspects of our automated parking and self-storage systems.

General Activities

Since the company entered the business of automation in 2007, we have manufactured and implemented eight systems.  Six of these systems were developed as prototypes at our testing center in Utah.  The first of these test systems was an automated self-storage system.  The next three were rack & rail parking systems, and the next two were RoboticValet parking systems.  While these test systems have not generated any revenue for our Company, we believe the development of these systems has been instrumental in advancing our understanding of the business, our proprietary technology and our implementation capabilities.  In addition, being able to demonstrate these systems to prospective customers has proven useful in advancing our sales efforts.

The other two systems that we have manufactured were built for customers, and both were installed in 2008.  The first system is a fully automated self storage facility installed in New Kensington, a suburb of Pittsburgh, PA for a self storage operator with multiple locations in the greater Pittsburgh area.  The facility is a six level high steel rack system that houses 110 self storage containers, 60 of which are partitioned, so there are actually 170 leasable units in the system.  Storage units in the system are retrieved and delivered automatically to one of five drive up accessible loading bays when requested by tenants via a kiosk adjacent to the loading bay or remotely via an access control panel upon the tenant entering the property.  Following the opening of this facility in Pennsylvania, we are aware of two automated self-storage facilities being implemented by a competitor.

Our second system installed for a customer was a rack & rail automated parking tower system installed in San Juan del Rio, Queretaro.  The six level system has the capacity to store eleven vehicles which can be retrieved to a ground floor loading bay via a kiosk.  The system is used by the customer for employee parking.

Boomerang is currently in the process of installing two automated parking systems, both of which are projected to be operational in the first half of 2011.  The first of these systems is a rack and & rail parking system, which is being installed on Collins Avenue in Miami Beach, Florida, for a national real estate developer.  This eight level system is designed to store up to 139 vehicles with two ground level loading bays from which drivers can store and retrieve their vehicles.  It is intended that this system will be used by valet drivers, monthly tenants and one-time users.

The second system currently being installed is a RoboticValet system at the Crystal Springs Golf & Spa Resort complex in Sussex County, NJ on property owned by Route 94 Development Corporation.  Route 94 Development Corporation is principally owned by Gail Mulvihill, who also has a substantial ownership interest in Boomerang.  This two level system is designed to store up to 39 vehicles, with two ground level loading bays from which patrons can store and retrieve vehicles.  It is intended that the facility will be used by the resort for employee parking.  While we have been able to demonstrate our RoboticValet technology at our test facility in Utah, we believe that having this pilot facility installed and operational will provide prospective buyers a more substantial validation of the viability of our RoboticValet system, since it will serve as an effective demonstration of the RoboticValet system.  This facility will also provide an east coast location for us to demonstrate the system to our prospective customers.  Implementation of this system will not produce any revenue for the Company, however, we have the right to bring prospective customers to the site to demonstrate the system to them.

The Company has also entered into contracts to provide the following additional systems that are not yet under construction:

•	ALRS (Automated Locker Retrieval System) to accommodate up to 38,304 rentable square feet of self storage space in British Columbia, Canada.

•	RoboticValet Parking System to accommodate up to 229 parking spaces in Wichita, Kansas.

•	RoboticValet Parking System to accommodate up to 460 parking spaces in Hudson County, New Jersey.

•	RoboticValet Parking System to accommodate up to 104 parking spaces in Abu Dhabi, UAE. This project is contracted through our joint venture, Boomerang Systems Middle East.

We are currently in the process of designing these systems and expect to begin fabrication of the first two systems in the third and fourth quarters of 2011 and the other two in 2012.  We expect each system will take between six and twelve months to complete and install from the time we start fabrication.  We anticipate that we will recognize revenue on a percentage of completion basis for the ALRS contract and at such time as the title and risk of loss of the system passes to the customer for our RoboticValet contracts.

Product Lines

Boomerang’s Automated Locker Retrieval System

In order to serve the self-storage market, Boomerang has developed an ALRS that is a fully automated robotic self-storage system.  This system allows self storage developers to build vertically while keeping every rentable unit accessible to tenants from the ground floor.  Our ALRS stores steel storage containers in a steel rack with a central open atrium, where machinery moving along a rail  transports containers between storage locations in a steel rack and ground floor access bays. Containers are stored and retrieved by a tenants via an authorized access code entered at a kiosk adjacent to drive up accessible loading bays located on grade.  Containers can be partitioned and outfitted with multiple access doors in order to allow for the creation of different sized rentable units.

We believe our ALRS provides customers with the following benefits:

•
Greater Density - This system yields a higher three dimensional density than can be achieved through conventional construction methods resulting in more rentable square footage for the real estate developer.

•	Convenient Curbside Loading - Consumers have the convenience of access directly from a drive-up bay instead of bringing their goods into an elevator and through hallways inside a building

•
Improved Property Security & Personal Safety- Containers are stored inside the system and are inaccessible to anyone without the access code. All access is from a small central common area that is easy to monitor and secure.

•	Reduced Common Area Maintenance– Our ALRS requires substantially less common area to maintain, reducing the labor for tasks such as cleaning hallways and changing light bulbs.

•	Remote Over-Locking Capability - Tenants who are past due on rent can be automatically locked out of the system (over-locked) at the push of a button.

•	Reduced Fraud – Opportunities for uncollected rents (due to employee fraud or negligence) are reduced, since there is a record logged every time a unit is stored or retrieved in the system.

Automated parking systems

Even though conventional structured parking garages (also known as multi-level parking, parking decks, parking garages, parkades, or parking ramps) are used extensively in densely populated areas to minimize the amount of land consumed by parking, the three dimensional space consumed by these structures still has a significant impact on the urban landscape.  An alternative to these conventional parking structures is automated parking systems (“APS”), which use machinery controlled by computers to automatically park vehicles in a structure without a human driver.

We have developed a proprietary APS that we believe has the potential to yield many benefits to real estate developers, consumers and society in general including the following:

•
Maximum Parking Density – By using tandem parking, eliminating the ramps, circulation driveways and passenger lifts typical in self park garages, our APS consume significantly less space per vehicle than conventional self park garages, especially in cases of small or irregularly shaped sites.  While valet parking services can also be used to attain density in parking garages, valet labor can be expensive and undesirable for a number of reasons.  The increase in density from APS is attractive to real estate developers who wish to minimize the impact of parking on their project such that they can reduce the amount of excavation for underground garages or reduce the amount of valuable space consumed for above ground garages.

•
Improved Parking Experience – Unlike self-park garages where parkers must hunt for a convenient space, remember where they parked, and risk the possibility of minor damage to their vehicles, users of APS park and retrieve their car from the same spacious parking bays conveniently located near the building’s access points. The experience is similar to the convenience of a valet garage, but allows the drivers to lock their car and retain their keys, allowing them to maintain privacy, while reducing the risk of theft or damage that may occur by leaving their car in the hands of a stranger.

•
Fraud Prevention – Parking is a significant source of income in urban development projects, and parking garage operators are often one of the largest tenants in the buildings they serve. With cash  being handled by the operator and their employees, fraud can be a concern.  Whether the employee is under reporting income to the operator, or the operator is under reporting to the developer, there are opportunities for loss and exposure that could prevent developers from realizing the full value of their parking assets. Installing an APS can mitigate this issue by creating a record of every parking transaction, thereby exposing fraud.

•
Lower Insurance Premiums – Parking garages often pay high insurance premiums because of the disproportionately high number of claims for accidents, vandalism, theft, and personal injury that occur in parking garages.

•
Environmentally Friendly – Because vehicles are shut off before they are parked, there are no carbon emissions generated in an APS, and in the case of enclosed garages, significantly less electricity is required for ventilation.  In addition, due to the space efficient nature of APS, significantly less materials are used in construction.  Additionally, the robots used in the garage do not require lights to see, reducing the amount of electricity used.

•
Faster Construction Time – Using an automated parking garage can shorten a project’s construction timeline leading to lower borrowing costs and earning rent several months earlier. This is especially impactful when an APS is installed below ground because the increased density of an APS allows for elimination of the lowest basements, which are the most time consuming and costly to build.

It is our belief that these benefits listed above are evidenced by the widespread adoption of other APS in Europe and Asia.  However, it should be noted that the US market has been slow to adopt these types of systems.  While the number of these systems being built in the US increased in recent years, we believe the market has not realized its full potential for the reasons outlined below.

Prior to developing our flagship product, the Boomerang RoboticValet APS, we studied the existing APS market.  Our meetings with real estate developers, architects, parking garage design consultants, traffic engineers, general contractors, parking operators and building and fire code officials led us to believe that despite all the potential benefits these systems could offer, the market for existing rail based APS technology was limited, for four primary reasons:

•
Redundancy Concerns – Because the machinery in a rack & rail system travels on a rail through the center of the structure, a breakdown of machinery could result in the entire system or a large portion of the system becoming largely incapacitated until such time that the machinery can be fixed.  In our experience, the possibility of such a single point of failure represents a significant risk that most real estate developers, operators and financial backers are not willing to take.

•
Throughput Concerns –Use of a central rail for the transport of machinery results in a system in which, on any given level, one piece of machinery cannot navigate past another.  This results in traffic bottlenecks which limit the number of simultaneous transactions that can be processed within the system.  We believe this limitation has been a major concern of traffic engineers, parking design consultants and operators who need to confirm that the system is capable of handling the inbound and outbound traffic they project will be generated during peak hours of operation.

•
Fire & Life Safety Concerns – Typical rack & rail systems require a floor-to-ceiling atrium in the center of the structure to accommodate retrieval machinery.   We believe building and fire officials have concerns that this floor-to-ceiling atrium results in a lack of fire separation between levels as well as a falling hazard to fire and life safety personnel in the event they need to gain access to a burning car. Attempts to mitigate the fire safety issues by adding catwalks, grating, and fire-proof coatings to the steel rack can make it cost prohibitive to use rack & rail systems.

•
Specialty Construction Concerns – While many architects, engineers, contractors and parking design consultants have experience with conventional solid concrete slab garage structures, relatively few of these professionals have experience in the design, engineering or construction of specialized steel rack structures or concrete shelf structures required to house a rail based automated parking system. We believe many real estate developers are concerned that they cannot properly source these specialized structures to local professionals and would prefer that the structure be sourced through the APS provider. We believe this poses a problem for APS providers, because it forces them to be involved in the business of sourcing the structures to house their systems.  We do not believe that is a scalable business model, since local building conditions may vary considerably from market to market and requires the manufacturer to maintain a physical presence in or near each market it intends to enter.

Boomerang’s Rack & Rail Parking Systems

The first of our APS is a rail based product line, which we refer to as our “Rack & Rail” line since these systems store vehicles in a steel rack structure. We were able to develop our Rack & Rail parking system based on our self-storage technology.  We believe these systems are substantially similar to other competing rail based systems already on the market.  While our rack & rail technology does not adequately address the four concerns listed above, we believe that rack and rail systems provide the advantages of APS systems generally.  We also believe we have an advantage in the United States over foreign producers of rail based APS, because their solutions may have to be imported or licensed from foreign countries.  To date we have installed a rack and rail APS in Mexico, and we are in the process of installing one in Miami Beach, Florida.

Boomerang’s RoboticValet System

The second type of APS that Boomerang manufactures, and what we believe is the Company’s flagship line, is the Boomerang RoboticValet System.  Our system  which we believe is the only automated parking system of its kind, is markedly different from our rack & rail systems.

The key component to this system is our RoboticValet, an omni-directional, battery-powered robot that carries vehicles parked on self-supporting galvanized steel trays to and from storage spaces by driving directly on a concrete slab surface without a rail.  Unlike the machinery in our Rack & Rail based systems, the RoboticValet can travel in any direction anywhere in the garage, including underneath rows of parked vehicles.

The three key design modifications, which we believe provide the enhanced functionality that makes the our RoboticValet unique are:

Solid Concrete Slab Construction Instead Of Custom Steel Racking
•	Fire fighter access is easier and safer due to elimination of the open atrium;
•	Acceptable and cost-effective fire separation between floors;

•	Maintenance personnel can service equipment without needing do a safety harness to service equipment;
•	Concrete is stronger, safer, easier to engineer, and can be competitively bid in local markets; and
•
Allows symbiotic relationship with industry players (No need for a design/build contract) such as local architects, structural engineers and contractors who can participate in the process by sourcing the structure required to house the system.

Omni-Directional Robots Instead Of Rail-Based Mechanisms
•	Navigate through large & irregularly shaped garages;
•	Move from floor-to-floor to react to demand spikes;
•	Avoid creating bottlenecks in high traffic areas;
•	Attain a higher throughput than a rail based system with less equipment;
•	Multiple paths of travel provide redundancy that can’t be achieved in a central rail system; and
•	Easy to service. A disabled robot can be pushed into an empty parking space.

Self-Supporting Stacking Steel Trays Instead Of Lifting Vehicles By Tires
•	Robots can move freely underneath parked vehicles avoiding bottlenecks;
•	Multiple lanes of lateral movement means there is no single point of failure that can block traffic in the facility;
•	Vehicles lifted and moved without touching the vehicle;
•	Less likely to cause flat tires than systems that pick vehicles up by the tire, and fewer complications from packed snow, mud flaps, and dangling mufflers; and
•	Stacking five or more trays eliminates the need to return empty trays each time a car exits.

Marketing

We employ three full-time salespeople and one full-time support person.  In addition, we retain independent representatives to market our system.  We have also retained consultants to assist us with new contracting opportunities in the United States and abroad.

Our marketing activities are principally directed at identifying and understanding potential customers and markets and educating government agencies, architects, engineers, and contractors, as well as potential customers about our products and services.  We are currently focused on markets in the United States and Abu Dhabi, United Arab Emirates as well as elsewhere in the Middle East and India.  We target the following markets: public garages, hospitals, casinos, hotels, airports, residential apartments and condominiums, office complexes, car dealerships and service facilities, and universities.

We utilize the RoboticValet demonstration unit in our manufacturing facility in Logan, Utah to demonstrate the capabilities of our system to potential customers.  In addition, the small RoboticValet parking facility we are building at Crystal Springs Resort in the town of Hamburg, located in the township of Hardyston, New Jersey will not only function in a commercial environment but will serve as a “show room” for our customers.  We anticipate this facility will be completed in the first quarter of the 2011.

In June 2009, our wholly owned subsidiary, Boomerang USA Corp. entered into a Shareholders Agreement with Tawreed Companies Representation, an entity established under the laws of the Emirate of Abu Dhabi and the United Arab Emirates, to expand our business into Abu Dhabi and possibly elsewhere.  Pursuant to the Agreement, the parties incorporated a company (the “LLC”) under the laws of Abu Dhabi of which our subsidiary owns 49%.  To date the LLC has generated only a small deposit.  The LLC currently employs one full time architect who supports our sales and marketing efforts.  To date, the LLC has secured one contract for a RoboticValet system to be installed in Abu Dhabi for 104 parking spaces.  We expect to begin fabrication of this system in 2012.

Sales

We currently have five contracts (including the project currently being implemented in Miami Beach and the contract through the LLC) to purchase our systems and are in active negotiations with other prospective customers. We have received deposits on all but one of our five current contracts, and we anticipate that these contracts will all generate revenue, however, because we do not have a long track record of implementing these systems commercially, we may not be able to accurately forecast our costs and profitability.  Furthermore, because we have entered into these contracts early in the planning period on projects that remain subject to substantial financial, permitting and other uncertainties, there is no assurance that they will not be terminated.   In such cases, there will be a substantial risk that we will not realize all of the revenue that we otherwise would if the project was completed and that we may incur a loss on such contracts.  On future contracts, we intend to require a non-refundable payment at the time we enter into the contract with progress payments generally related to our incurrence of expenses in connection with the contract.

In our experience, in order to sell our systems, we typically need to be involved in the early planning stages of a project, resulting in a sales cycle can be from six months to multiple years typically leading up to a contract being executed around the time the developer expects to gain planning approvals.  From the time that planning approvals are gained, it will typically take between six and twelve months for a developer to prepare construction drawings and to receive permitting and construction financing so that construction of the project can commence.  Depending on the nature of the overall project which may or may not include much more than just a parking system, the site will typically be ready for us to begin installation of our equipment after another six to twelve months from the start of construction.  This means that we will typically start installing our equipment one to two years from the time we secure a contract, but because we will have to provide preconstruction services to help the developer obtain planning approvals and permitting, we will typically generate a limited portion of the contract revenue within six months of signing a contract.  In addition we will require progress payments as we order materials and begin fabrication of equipment in advance of the installation, and we anticipate that we will typically start generating revenue from fabrication activities at least six months prior to the start of the installation.

Manufacturing

We currently lease two manufacturing facilities in Logan, Utah. At these facilities we manufacture the steel components for the structures for our ALRS and rack and rail parking systems, storage containers for our ALRS and steel trays for our parking systems as well as the mechanical and robotic sub-systems for all of our systems. The structural materials and other system components are configured by us into sub-assemblies and the materials are then shipped by us to the customer ready to be assembled and installed under our supervision.  We also intend to provide, for an additional charge, construction services for our ALRS and Rack & Rail parking systems, if requested.

The construction period for the system at its intended location will depend on upon the type, size and configuration of the system.  In the case of our ALRS and Rack & Rail automated parking systems, we expect the implementation of the system onsite would take at least six months.  Because these systems require construction of a steel rack system that must be installed under our supervision, and depending on the constraints of the site, the nature of the rest of the project, and local work conditions, such an implementation could take substantially longer.  By contrast, we would install the equipment for our RoboticValet system into a structure provided by the client, and we anticipate that we can perform such implementations onsite in as little as three months.  Our customers will be responsible for obtaining all local and other governmental permits and approvals to construct the systems at their intended location.

Inventory and Working Capital

We do not currently maintain an inventory of completed parking or self-storage systems available for sale and only maintain a limited partial inventory of certain of the components or sub-assemblies for these systems.  Even though we anticipate that each system we implement would be different in its configuration, many of the components and sub-assemblies are standardized and could be stocked.   Establishing a more extensive inventory will depend upon our ability to establish sales volume in the future.  Our working capital requirements at the present time are limited to the funds necessary to support our marketing activities and administrative requirements. Although we anticipate receiving deposits and partial completion payments sufficient to manufacture and install systems when ordered, we expect that we will require additional working capital during the year ended September 30, 2011.

Competition

We experience intense competition from others in the manufacturing and marketing of our automated parking systems and storage systems.  We have identified more than ten competitors engaged in the manufacture and marketing of automated parking systems, and one engaged in manufacturing and marketing automated self-storage systems.  Some of our competitors are divisions of large multi-national enterprises and as such are better capitalized than we are.  They have also been in business longer than we have, have an installed project base, established relationships with potential customers and others in the parking industry and have access to greater technical resources than those available to us.  While we are not aware of any system offered by a competitor that is substantially similar to our RoboticValet, such a system could be developed by other manufacturers of automated parking systems.  In addition, manufacturers of automated materials handling warehouse systems may seek to manufacture systems in competition with us. Other automated parking and self-storage systems are available from both domestic and foreign manufacturers, and it can be anticipated that others will seek to enter the market.

We also compete with traditional parking and storage systems which are more economically viable in cases where land and space are not as valuable.

We intend to seek to achieve a competitive advantage over other parking and self-storage facilities as follows:

•	By keeping our systems cost effective by making them simple to build, operate and maintain.
•	By focusing our activities on automated parking and self-storage facilities so as to be more responsive than our competitors to the needs and requirements of our customers.
•
In the domestic market, by maintaining our primary production facilities within the continental United States thereby enhancing our ability to deliver and construct systems with greater speed and fewer logistical issues and lower shipping costs.

We believe our RoboticValet system represents an advance in automated parking and will provide us with a significant competitive advantage in performance, full-system cost and an ability to provide developers with a system which is more easily approved by governmental entities.

Employees

As of December 29, 2010, we had forty-two full-time employees and five part-time employees.  Of these, nine full-time employees and three part-time employees are in executive and general and administrative positions, twenty-nine full-time employees and two part-time employees are engaged in design, manufacture and operations activities, and three full-time employees and one full-time support employee are engaged in sales activities.

Prior Activities

Boomerang Systems, Inc. (“Boomerang Utah”) was incorporated on December 6, 2006.  From inception through the first quarter 2008, Boomerang Utah was a developmental stage company doing research and development on its automated racking parking and storage systems.

Organization

Our company was incorporated under the laws of the State of Delaware on October 11, 1979. On November 8, 2004, we amended our certificate of incorporation to change our corporate name to Digital Imaging Resources Inc. (“Digital”) from Dominion Resources Inc.

On February 6, 2008, we completed the acquisition (the “Acquisition”) of the business, assets and liabilities of Boomerang Utah by the merger of the Boomerang Utah into a wholly owned subsidiary of ours. We issued as consideration for the acquisition 13,333,333 shares of our Common Stock.  In connection with the closing of the merger we (i) completed a private placement of 2,000,000 shares of our Common Stock pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) resulting in net proceeds to us of approximately $1,700,000, (ii) effected a one-for-fifteen reverse stock split of our outstanding shares (the “Reverse Split”) and (iii) filed an amendment to our Certificate of Incorporation with the State of Delaware effecting a change in our corporate name to Boomerang Systems, Inc. All share amounts in this report and in the Company’s financial statements reflect the Reverse Split for all periods presented.

On February 6, 2008, our company was recapitalized to give effect to the Acquisition.  Under generally accepted accounting principles, our acquisition of Boomerang Utah is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Boomerang Utah of our company, then known as Digital, with the issuance of stock by Boomerang Utah for our net monetary assets of the Company.  This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, our comparative historical financial statements, as the legal acquirer, are those of the accounting acquirer, Boomerang Utah.  The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented.  Thus, the 13,333,333 shares of common stock issued to the former Boomerang Utah stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.  As a result of the transaction effected by the Exchange Agreement, our business has become the business of the Boomerang Utah.

Subsequent to the Acquisition, the shareholders of Boomerang Utah owned approximately 80.9% of our then outstanding shares. As the Acquisition was a capital transaction, and not a business combination, there is no assigned goodwill or other intangible asset resulting from the Acquisition.

The Company was a developmental stage company through the first quarter of fiscal 2008.

Item 1A. Risk Factors.

An investment in the Company's securities involves a high degree of risk, including, but not necessarily limited to, the risk factors described below.  You should carefully consider the following risk factors inherent in and affecting the Company and its business before making an investment decision to purchase the Company’s securities.

We have limited operating history which makes it difficult to predict future growth and operating results.
We were a developmental stage company through the first quarter of fiscal 2008.  Accordingly, we have a relatively short operating history, which makes it impossible to reliably predict future growth and operating results. We are subject to all the risks and uncertainties which are characteristic of a relatively new business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks.  We face a high risk of business failure because we have commenced extremely limited business operations and have earned little revenues and have had only material losses since our inception. We expect to continue to incur losses well into the future. Our activities to date have been limited to organizational efforts, including fundraising, research and development, marketing and manufacturing a small number of automated storage and parking systems and limited sales of our systems. There is no relevant history upon which to base any assumption as to the likelihood that our business will be successful, and there can be no assurance that we will be able to raise sufficient capital to continue operations, that we will generate significant operating revenues in the future or that we will ever be able to achieve profitable operations in the future.  We face all of the risks commonly encountered by other businesses that lack an established operating history, including, but not limited to, the need for additional capital and personnel, and intense competition.

We have a limited amount of cash to grow our operations.  If we cannot obtain additional sources of cash, our growth prospects and future profitability may be materially adversely affected and we may not be able to implement our business plan. Such additional financing may not be available on satisfactory terms or it may not be available when needed, or at all.
As of September 30, 2010, we had cash and cash equivalents of approximately $4.3 million, and in December 2010, the Company obtained a commitment in the aggregate of $3,250,000 of notes provided by nine accredited investors, including four related parties in the amount of $1,750,000, from which we can draw down. To date our cash flows have been insufficient to fund our operations, which have included a substantial amount of research and development in connection with our RoboticValet System.  Because we have not generated sufficient cash from operations to date, we have funded our business primarily from the sale of equity securities and through the issuance of convertible notes. Historically, we have received funding from our directors, officers and related parties.  Although we believe that our existing cash, the notes and our anticipated cash receipts will be sufficient to sustain our operations, at our current expense levels, through the second quarter of fiscal 2012, we will require significant additional cash to expand our operations.  Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock.

We have a history of losses and cash outflow from operations which may continue if we do not increase our sales or reduce our costs.
We have generated few sales since our inception, and have generated an operating loss in each financial period since inception. Our accumulated deficit as of September 30, 2010 is $33,710,494, losses are continuing to date and are expected to continue into the future until such time as we are able to generate meaningful sales of our systems.  In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan to continue to invest to grow our business, we may not be able to successfully generate sufficient sales to achieve profitability. Our ability to achieve profitability also depends on our ability to expand our customer base and scale up our production capacity beyond our existing capacity, as well as our ability to provide products to meet the demands of our customers. If we fail to reduce the cash consumption from operations and to generate cash from other sources on a timely basis, or if the cash requirements of our business change as the result of changes in the cost of materials, a decline in the real estate market or other causes, we could no longer have the cash resources required to run our business. There is no assurance that we will achieve profitable operations at any point in time or at all.

The loss of one or more of our raw materials suppliers, or increase in prices, could cause production delays, a reduction of revenues or an increase in costs.
The principal raw materials we use are steel and related products. We have no long-term supply agreements with any of our major suppliers. However, we have generally been able to obtain sufficient supplies of raw materials for our operations. Although we believe that such raw materials are readily available from alternate sources, an interruption in the supply of steel and related products or a substantial increase in the price of any of these raw materials could result in a delay in our ability to build and install systems and reductions in our profit margins.

We have neither commissioned nor performed any detailed market studies. Our assumptions regarding the potential market for our products may be incorrect.
Other than recent initial marketing efforts conducted by our employees, we have not obtained any market studies by outside consultants or others. Accordingly, there are no independent studies performed by non-affiliated persons to support the beliefs of our management as to the likely market for the automated systems we manufacture and market. Although we believe there is a substantial market for our automated parking and storage systems, there can be no assurance that the market for these systems will be significant.

We have only recently begun to commercialize our automated parking and storage systems, which have not been fully field tested and remain unproven.
We currently have contracts for the development and installation of five of our systems: one is a self-storage system, one is a parking system using our rail-based technology, and three are parking systems using our robotic parking technology.  These contracts provide for the installation of systems over the next three years and are subject to various uncertainties with respect to the underlying projects.  To date, we have not completed the commercial installation of any automated parking systems.  We expect that, as our systems are installed and used, they will be tested in ways that we cannot fully duplicate outside of the context of an actual, commercial operation of our systems, which has not yet occurred.  As a result, once our parking systems are used in commercial operations, we expect to discover various aspects of our systems that require improvement.  Based on our operation of test systems to date, we do not anticipate a need for any major redesign but such a need is possible.  Any major redesign requirement could delay existing projects and new sales, could result in increased cost or lowered performance for our systems and could negatively impact the market’s acceptance of our systems.

Because our parking systems are different from those currently available, we must actively seek market acceptance of our systems, which we expect may occur gradually, if at all.
Our systems are new and our current system RoboticValet automated parking system is substantially different from existing automated parking systems as well as traditional parking garages.  A number of enterprises, municipalities and other organizations that could be potential customers for our systems may be reluctant to commit themselves to our systems until one or more systems have been tested in commercial operations over a significant period of time.  As a result, we may experience difficulty in achieving market acceptance for our systems.  A number of automated parking systems exist in the United States and elsewhere.  Most of these systems are materially different in concept from our robotic system.  We believe that our RoboticValet system offers a number of advantages over existing automated systems and traditional parking structures.  However, we expect challenges in demonstrating the advantages of our systems to potential customers and possibly others in the absence of significant historical data as to their performance.  A customer that purchases our systems will likely design the project around it and therefore would encounter significant difficulties if the system did not perform as claimed.  We expect that widespread market acceptance of our systems may occur only gradually over time, if at all.  A significant ramp-up in sales may be delayed until our systems achieve a meaningful history of commercial operations, which would delay our anticipated recognition of revenues.

We may incur significant costs in connection with the start-up of new contracts before receiving related revenues, which could result in cash shortfalls and fluctuations in quarterly results from period to period.
We may incur expenses before we receive any contract payments. These expenses include design and manufacturing expenses. For example, contracts may not fund start-up costs related to the project and may require that the purchaser obtain necessary regulatory and governmental approvals for development of an automated parking system prior to our receiving a deposit or commencing work on the project.  Accordingly, even if we are successful in negotiating deposit payments, we may be required to invest significant sums of money before receiving further related contract payments and the timing of installment payments may not match the timing of our cash outlays. Additionally, any resulting cash shortfall could be exacerbated if we fail to promptly receive payment upon completion of a portion of a project or to otherwise collect fees in a timely manner. A cash shortfall could result in significant consequences. For example, it:
           •   could increase our vulnerability to general adverse economic and industry conditions;

•
would require us to dedicate a substantial portion of our cash flow from operations to service payments on our indebtedness; reducing the availability of our cash flow to fund future capital expenditures, working capital, execution of our growth strategy, research and development costs and other general corporate requirements;

•	could limit our availability to undertake additional projects;
•	could limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a competitive disadvantage compared with competitors; and
•   could limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.
As a result, there are no assurances that additional funds, if needed, to help fund start-up costs related to new contracts would be available or, if available, on terms advantageous to us.

We may not receive substantial payments under our contracts until the installation of all or a portion our systems, which in some cases could take over a year or longer, or may not occur at all.
We expect to receive a substantial portion of the contractual payment from system sales upon completion of the related installation in the case of installations taking less than one year or on a “percentage of completion” basis over the course of installation for longer-term installations.   While we have opportunities to install our systems in existing parking structures, we anticipate that the bulk of our opportunity will be in connection with new parking structures.  For our systems to work most effectively, the parking structure itself must be designed with the use of our system in mind.  Accordingly, we expect that the majority of our sales contracts will be entered into at the planning stage for the related construction project.  We expect that the sales cycle, itself, will often be long because of the need to coordinate the design and permitting process for the project as a whole.  Large construction projects requiring parking facilities for numerous vehicles typically take several years to plan, finance, permit and complete.  Our existing contracts provide that we will be paid upon completion of various stages of completion of the project.  We anticipate that, in most cases, our systems will be installed toward the end of the project construction process, which could occur several years after the sale is originally made.  Even where our contracts provide for deposit payments before we begin work and for payments on a percentage of completion basis for the work we do, there can be no assurance that our costs will not outpace the payments received.  In addition, if a project fails or is terminated prior to installation of our system, we will not receive the remaining installment payments, which could result in our incurring a significant loss on the termination of the project.

Some of our contracts contain fixed-price provisions that could result in losses or decreased profits if we fail to accurately estimate our costs.
Some of our contracts contain pricing provisions that require the payment of a set fee by the customer for our services regardless of the costs we incur in performing these services. In such situations, we are exposed to the risk that we will incur significant unforeseen costs in performing the contract. Therefore, the financial success of a fixed-price contract is dependent upon the accuracy of our cost estimates made during contract negotiations. Prior to bidding on a fixed-price contract, we attempt to factor in variables including equipment costs, labor, materials and related expenses over the term of the contract. However, it is difficult to predict future costs, especially for contract terms that range from 3 to 5 years. Any shortfalls resulting from the risks associated with fixed-price contracts will reduce our working capital and profitability. Our inability to accurately estimate the cost of providing services under these contracts could have an adverse effect on our profitability and cash flows.

The economic decline has caused, and may continue to cause, a decline in the type of real estate development projects that we intend to target.
Because our sales will depend on the development of projects in which our systems will be incorporated, our sales are likely to be heavily dependent on the construction climate in the markets that we address.  Since 2007, new real estate projects in the United States have experienced substantial declines and it is not clear whether, when or to what extent a recovery will occur.  A continued slump in new project construction would make it more difficult for us to achieve our growth objectives.

Our ability to perform under our contracts and thereby recognize revenues is dependent on the ability of the project owner to commence and complete construction of the project.
Major residential and commercial construction projects are subject to various uncertainties at several stages.  Design, permitting or financing issues can result in substantial delays and, ultimately, can render a project untenable.  Furthermore, even when the underlying project is fully funded and permitted, economic and other real estate market conditions, and possible interruptions in the project moving forward, continue to create uncertainty as to whether and when the project will be completed.  Changes in demographics and other macroeconomic changes can cause major construction projects to be delayed or abandoned because they are no longer viable or because they cannot be financed.  For example, the recent recession has resulted in a substantial decrease in construction on a global basis.  We intend that our contracts with our customers will provide for a percentage of the contract price to be paid to us if a project is substantially delayed or abandoned.  However, we may be unable to negotiate such arrangements and any such compensation is likely to be substantially less than the revenues and profit we would have earned if the project had been completed.  Our long-term planning will be based on various assumptions about project completion rates that may not prove to be accurate. A significant delay in construction schedules or a significant number of project abandonments would have a material adverse impact on our business.

We have limited experience estimating our manufacturing and other costs and may underestimate these costs rendering our contracts less profitable or creating losses.
Through the date of these financial statements, we have manufactured and assembled one automated parking and one automated storage system intended for commercial use, and have a third system currently being assembled.  Accordingly, we have limited experience in acquiring and manufacturing the parts and components for the systems, assembling the systems, and in estimating the labor and overhead costs incurred with manufacturing the parts and components for the systems, assembling the systems, and in estimating the labor and overhead costs incurred with the manufacturing, assembling and installing the automated parking and storage systems.  This limited experience may result in us underestimating these costs which could lead to our expenses exceeding the revenues we receive from the contracts we have entered into and that we may enter into in the future.  Losses on our contracts will deplete our cash resources and adversely affect our revenues.

We expect to face intense competition in selling our systems and we may not be able to compete with our more established competitors.
While we believe that our systems offer a number of advantages over existing garage structures, and other automated parking systems, we expect to face intense competition not only from other systems, but from rack and rail systems and traditional parking garages.  Many of the companies with which we may compete have established products, existing relationships and financial capacity that may offer them a competitive advantage.  If we are correct in our assumption that the advantages of our systems are significant to customers, we can anticipate that other companies, some with stronger engineering and financial capabilities than we have, will seek to design comparable systems that offer similar or greater advantages.  We expect that we will have to continually innovate to reduce cost and increase effectiveness in order to remain competitive and there is no assurance that our systems will become competitive or remain so over time.

Our lack of sufficient patent protection may undermine our competitive position and subject us to intellectual property disputes with third parties, both of which may have a material adverse effect on our business, results of operations and financial condition.
We have filed patent applications with respect to certain aspects of our automated self-storage and automated parking systems but to date we have not been granted any patent protection for our automated parking or self-storage systems and there can be no assurance that, if one or more of our pending applications were allowed, any significant patent protection would be granted. Accordingly, we may have limited protection to prevent others from entering into competition with us.

In addition, others may obtain knowledge of our know-how and technologies through independent development. Our failure to protect our production process, related know-how and technologies and/or our intellectual property and proprietary rights may undermine our competitive position. Third parties may infringe or misappropriate our proprietary technologies or other intellectual property and proprietary rights. Policing unauthorized use of proprietary technology can be difficult and expensive. Litigation, which can be costly and divert management attention and other resources away from our business, may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of our proprietary rights. We cannot assure you that the outcome of such potential litigation will be in our favor. An adverse determination in any such litigation will impair our intellectual property and proprietary rights and may harm our business, prospects and reputation.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to pay significant damage awards.
Our success also depends largely on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. The validity and scope of claims relating to patents involve complex scientific, legal and factual questions and analysis and, therefore, may be highly uncertain. We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties. The defense and prosecution of intellectual property suits and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, to pay ongoing royalties, or to redesign our anticipated products or subject us to injunctions prohibiting the manufacture and sale of our anticipated products or the use of our technologies. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our anticipated products until resolution of such litigation.

Failures of our systems could expose us to liabilities that may not be fully covered by insurance.
Although we have designed a number of safeguards into our systems, they may fail, causing delays, injury or damage to persons, vehicles or other property.  We maintain insurance on our manufacturing facilities and intend to maintain insurance against the failure of our systems but the insurance may be inadequate to cover our exposure.  Our insurance does not cover any contractual liability that we may have as a result of a delay in delivery of systems to our customers. Any such events, whether covered by insurance or not, could have a material adverse effect on our business.

Our success is dependent upon our executive officers and other key personnel.
We rely for the conduct of our business on a small group of people whose expertise and knowledge of our business are critical to the prospects for its success.  Our Chief Executive Officer, President, and the Chief Executive Officer of our wholly owned subsidiary have accepted substantial equity interests and less cash for their services and it is unlikely that we could attract employees of comparable ability for the cash compensation that we are currently paying to these individuals.    The loss of any of our key management team would cause significant disruption in our operations and would require us to seek suitable replacements.  There is no assurance that we could attract qualified employees quickly or without incurring significant increased cost.

Because some of our officers have only agreed to provide their services on a part-time basis, they may not be able or willing to devote a sufficient amount of time to our business operations, which may cause our business to fail.
Although our Chief Executive Officer has agreed to devote the vast majority of his productive time, ability and attention to our business, he also is permitted to provide consulting services to third parties on a limited basis, and to serve on other boards of directors.  In addition, our Chief Financial Officer has no employment agreement with the company, and no obligation to provide a specific percentage of his time to the company.  Currently, our Chief Financial Officer  provides approximately 25% of his productive time to us pursuant to a shared services agreement.  Accordingly, these officers may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of these officers’, particularly our Chief Financial Officer’s, other business commitments will keep these officers from devoting sufficient time to the management of our business. Competing demands on these officers’ time may lead to a divergence between their interests and the interests of other shareholders.

Our foreign operations, could subject us to increased regulations and risks.  Failure to comply with these laws may affect our ability to conduct business in certain countries and may affect our financial performance.
We are currently actively seeking customers in the United Arab Emirates and the surrounding Gulf region and may seek customers in India and other countries.  Our foreign operations might or would subject us to a number of risks, including:
•	currency fluctuations, which could affect our revenues for transactions denominated in non-U.S. currency or make our services relatively more expensive if denominated in United States currency;

•	difficulties in staffing and managing multi-national operations;

•	political and economic instability;

•	limitations on our ability to enforce legal rights and remedies;

•	restrictions on the repatriation of funds;

•	changes in regulatory structures or trade policies; and

•	tariff and tax regulations.

We are subject to a variety of laws regarding our international operations, including the Foreign Corrupt Practices Act and regulations issued by U.S. Customs and Border Protection, the Bureau of Industry and Security, and the regulations of various foreign governmental agencies. We cannot predict the nature, scope or effect of future regulatory requirements to which our international sales and manufacturing operations might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries in which some of our products may be manufactured or sold, or could restrict our access to, and increase the cost of obtaining, products from foreign sources. In addition, actual or alleged violations of these laws could result in enforcement actions and financial penalties that could result in substantial costs.

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

Environmental regulation and liability may increase our costs and adversely affect us.
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

Based upon our marketing experience to date, we expect to undergo rapid growth of our operations as our sales, manufacturing and installation activity increase; we may be unable to manage this growth, to retain qualified employees and to implement infrastructure changes necessary to support this growth which would negatively adversely affect us.
We are currently managed and run by a small staff of employees who are engaged primarily in system design, manufacture and sales activity and general and administrative functions.  We expect that, if sales increase as we anticipate, and particularly as sales cycles advance, we will be subjected to rapid growth and a substantial increase in the activities that we are called upon to perform and the duties we must fulfill.  We may fail properly to anticipate the need for additional employees or be unable to attract and retain qualified employees as required to sustain our expected growth.  We will also be required to put in place in a timely manner effective accounting systems, reporting structures and other infrastructure required to sustain our growing and developing operations.  The failure to anticipate and effectively deal with these requirements could cause us to miss opportunities that would otherwise be available to us and could cause our performance to suffer across a broad range of activities.  Any such occurrences would have a material adverse effect on our business and prospects.

Our management has limited experience managing a public company and our current resources may not be sufficient to fulfill our public company obligations.
As a public company, we are subject to various requirements of the Securities and Exchange Commission, including record-keeping, financial reporting, and corporate governance rules.  Our management team has limited experience in managing a public company and, historically, has not had the resources typically found in a public company. Our internal infrastructure may not be adequate to support our reporting and other compliance obligations and we may be unable to hire, train or retain necessary staff and may be reliant on hiring outside consultants or professionals to overcome our lack of experience or trained and experienced employees.  Our business could be adversely affected if our internal infrastructure is inadequate, we are unable to engage outside consultants, or are otherwise unable to fulfill our public company obligations.

Our management discovered material weaknesses in our internal controls over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements, which could cause inventors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.
Our management identified material weaknesses in connection with the preparation of our September 30, 2010 financial statements.  The conclusion that our disclosure controls and procedures were not effective was due to the lack of finance and accounting personnel with an appropriate level of knowledge, experience and training in the application of U.S. GAAP, inadequate number of personnel to properly implement control procedures, insufficient written policies and procedures for accounting and financial reporting, and inadequate financial statement closing process.  Our fiscal year 2010 financial reporting close process was ineffective in recording certain transactions according to the applicable accounting pronouncement and preparing certain critical financial statement disclosures. In order to correct the foregoing deficiencies, we plan to take the following remediation measures:  (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities and (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel.  We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  Material weaknesses in internal control over financial reporting may materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to a material failure of internal control over financial reporting could have a negative impact on our reputation and business.

Our management and a limited number of stockholders, many of whom are related parties, collectively hold a controlling interest in us, they have significant influence over our management and their interests may not be aligned with our interests or the interests of our other stockholders.
The Company’s management and a limited number of stockholders, many of whom are related parties, retain majority control over the Company and its business plans and investors may be unable to meaningfully influence the course of action of the Company.  The existing management and a limited number of stockholders, many of whom are related parties, are able to control substantially all matters requiring stockholder approval, including nomination and election of directors and approval or rejection of significant corporate transactions.  There is also a risk that our existing management and a limited number of stockholders may have interests which are different from investors and that they will pursue an agenda which is beneficial to themselves at the expense of other stockholders.

There are limitations on the liabilities of our directors and executive officers. Under certain circumstances, we are obligated to indemnify our directors and executive officers against liability and expenses incurred by them in their service to us.
Pursuant to our amended and restated certificate of incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability for breach of a director’s duty of loyalty, acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law, dividend payments or stock repurchases that are unlawful under Delaware law or any transaction in which a director has derived an improper personal benefit. In addition, we have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts, incurred by any such person in any action or proceeding, including any action by us or in our right, arising out of the person’s services as one of our directors or executive officers. The costs associated with providing indemnification under these agreements could be harmful to our business.

There is no assurance of an active public market for our common stock and the price of our common stock may be volatile.
Given the relatively minimal public float and trading activity in our securities, there is little likelihood of any active and liquid public trading market developing for our shares. If such a market does develop, the price of the shares may be volatile. In the light of the Company’s operating history, continuing losses and financial condition, quotations published in the “pink sheets” are not necessarily indicative of the value of the Company.   Such quotations are inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.  Since the shares do not qualify to trade on any national securities exchange, if they do actually trade, the only available market will continue to be through the OTC Bulletin Board or in the "OTCQB".  It is possible that no active public market with significant liquidity will ever develop.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our Common Stock, which in all likelihood would make it difficult for our stockholders to sell their securities.
Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification would severely and adversely affect any market liquidity for our Common Stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:
•	The basis on which the broker or dealer made the suitability determination; and
•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.
Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commission payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.
Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock, if and when our common stock becomes publicly traded. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their common stock.

Future sales of our common stock in the public market or the issuance of our common stock or securities senior to our common stock could adversely affect the trading price of our common stock.
Our Certificate of Incorporation currently authorizes our Board of Directors to issue up to 400,000,000 shares of common stock and 1,000,000 shares of undesignated preferred stock.  Any additional issuances of any of our authorized but unissued shares will not require the approval of stockholders and may have the effect of further diluting the equity interest of stockholders.

We may issue common stock or equity securities senior to our common stock in the future for a number of reasons, including to attract and retain key personnel, to finance our operations and growth strategy, to adjust our ratio of debt to equity, to satisfy outstanding obligations or for other reasons. If we issue securities, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock. In addition, the terms of these securities could impose restrictions on our operations. Future sales of our common stock, the perception that such sales could occur or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock could adversely affect the market prices of our common stock prevailing from time to time.
As of December 23, 2010, we had:
•	65,523,269 shares of common stock that were subject to outstanding warrants;
•	13,827,686 shares of common stock that were subject to options; and
•	$546,000 of outstanding lines of credit and notes that were convertible into a maximum of 2,184,000 shares of common stock, subject to adjustment.

We have never paid dividends on our common stock and do not expect to pay dividends in the foreseeable future.
We intend to invest all available funds to finance our growth. Therefore our stockholders cannot expect to receive any dividends on our common stock in the foreseeable future. Even if we were to determine that a dividend could be declared, we could be precluded from paying dividends by restrictive provisions of loans, leases or other financing documents or by legal prohibitions under applicable corporate law.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal office, consisting of approximately 2,022 square feet, is located at 355 Madison Avenue, Morristown, NJ.  This is also the location of our sales and marketing activities.  This office is under a five year lease with NYC Skyline Realty, LLC, a non-affiliated entity.  See Financial Statement Note 13 – Commitments and Contingencies for terms of this lease.

Manufacturing is undertaken at 324 West 2450 North, Logan, Utah. The approximately 29,750 square foot premises is subject to a lease agreement with SB&G Properties, a related party.  See Note 12 to our Consolidated Financial Statements. This lease expires in September 2011.  We anticipate extending the terms of this lease beyond September 2011.  There can be no assurance that we will be able to do so on favorable terms, or at all.  If we are unable to extend this lease, we will need to find another manufacturing facility, which may have an adverse impact on our operations.

Additional manufacturing is undertaken at 324 West 2450 North, Building B, Logan, Utah.  The approximately 18,000 square foot leased premises is subject to a lease with Stan Checketts Properties, L.C., a related party.  See Note 12 to our Consolidated Financial Statements.  This lease expires in September 2011.  We anticipate extending the terms of this lease beyond September 2011.  There can be no assurance that we will be able to do so on favorable terms, or at all.  If we are unable to extend this lease, we will need to find another manufacturing facility, which may have an adverse impact on our operations.

We are currently negotiating to lease an additional 2,400 square feet of office and conference room space with Stan Checketts Properties.  We are currently occupying this space and paying an additional $1,800 per month for this office space until the lease is finalized.

Item 3. Legal Proceedings

Although we are not a party to any material pending legal proceedings, we may from time to time become involved in litigation relating to claims arising from the ordinary course of business. These claims, even if not meritous, could result in the expenditure of significant financial and managerial resources.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity and Dividends

Our common stock is quoted for trading on the Over the Counter Bulletin Board (“OTCBB”) “pink sheets” under the symbol “BMER.pk”.  The market for our common stock is limited, sporadic and highly volatile. Since our shares do not qualify to trade on any national securities exchange, if they do actually trade, the only market currently available will continue to be in the "pink sheets". It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk of never being able to sell their shares.

The following table sets forth the quarterly range of high and low bid information quoted on the OTCBB for the past two fiscal years.

Fiscal Quarter Ended	Bid
	High	Low
Fiscal 2009
1st Quarter	$0.28	$0.27
2nd Quarter	$0.28	$0.27
3rd Quarter	$0.27	$0.26
4th Quarter	$0.81	$0.26

Fiscal 2010
1st Quarter	$0.81	$0.28
2nd Quarter	$0.75	$0.30
3rd Quarter	$0.50	$0.26
4th Quarter	$0.35	$0.27

The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

As of December 23, 2010, the number of record holders of our Common Stock was 265.  We have never paid a cash dividend on our Common Stock and anticipated capital requirements make it unlikely that any cash dividends will be paid on our common stock in the foreseeable future.

Securities Sold Without Registration During the Year Ended September 30, 2010

During fiscal 2009, we entered into a private offering of our securities to affiliates and accredited investors in three tranches which continued until December 14, 2009.  On June 12, 2009, we completed the sale of the First Tranche which involved the sale of an aggregate of 33,609 shares of our Series A Convertible Preferred Stock (“Preferred Stock”).  The aggregate offering price for these shares of Preferred Stock sold in the First Tranche was $3,360,900 or $0.10 per share, $1,895,000 in cash and $1,465,900 in forgiveness of debt.  The 33,609 shares of Preferred Stock were converted into 33,609,000 shares of our Common Stock in September 2009.  On September 30, 2009, we completed the Second Tranche which involved the sale of an aggregate of 11,094,247 additional shares of Common Stock.  The aggregate offering price for these shares of Common Stock sold in the Second Tranche was $1,109,425 or $0.10 per share, of which $1,065,000 was paid in cash and $44,425 was paid by forgiveness of interest that had accrued on indebtedness that had been exchanged for shares of Preferred Stock in the First Tranche.  The Third Tranche of On December 14, 2009, we sold 13,905,753 shares of common stock for aggregate cash proceeds of $1,390,575, for $0.10 per share as part of an offering commenced in fiscal 2009.

During October 2009, the Company granted options to employees to purchase common stock; i) comprised of ten-year non-qualified fully vested options to purchase 20,000 shares  exercisable at $0.10 per share and; ii) five-year non-qualified options to purchase 500,000 shares exercisable at $0.10 per share.  The 500,000 shares options are subject to the following vesting schedule; 25% to be fully vested in eighteen months after the grant date of October 15, 2009 and 25% to be fully vested each six months thereafter.  The stock options to purchase 520,000 shares are subject to forfeiture until service conditions associated with their grant are satisfied.  The Company has valued the 20,000 fully vested options at approximately $16,000 and the 500,000 options at approximately $405,000, to be recognized over the expected term of their vesting.

The Company determined to use its financial resources for research and development and elected not to re-pay promissory notes which came due in August 2008.  The Company issued post-maturity or default warrants to purchase an aggregate of 174,510 shares of the Company’s common stock, comprised of warrants to purchase 86,821 shares exercisable at $0.68 per share on account of the default occurring in for October 2009 and warrants to purchase 87,689 shares exercisable at $0.58 per share on account of the default occurring in November 2009.  The Company recognized $100,619 in expenses related to the issuance of these warrants.  (See Financial Statement Note 10- Debt).

During the first quarter of fiscal year 2010, the holders of $1,450,000 principal amount of  the Company’s 12% promissory notes issued in the fourth quarter of fiscal 2008 exchanged their principal and accrued interest into shares of the Company’s common stock at a rate of $0.10 for each share of common stock.  This transaction was completed on November 30, 2009 and $1,678,038 of principal and accrued interest was exchanged for 16,780,065 common shares.  (See Financial Statement Note 10 - Debt).

In February 2010, the Company granted to three directors, one of whom is the Company’s CFO and one of whom was the Company’s then CEO (who remains the CEO of its wholly-owned subsidiary, Boomerang Sub, Inc.) options to purchase common stock.  The options are ten-year non-qualified fully-vested options to purchase an aggregate of 5,800,000 shares of common stock at an exercise price of $0.10 per share.  These stock options are subject to forfeiture until service conditions associated with their grant are satisfied.

In February and March 2010, the Company granted to an independent director, warrants to purchase an aggregate of 1,200,000 shares of common stock at an exercise price of $0.10 per share.  The warrants have a term of 5 years.

On January 25, 2010, the Company issued 6% Convertible Promissory Notes to a third party and James Mulvihill, a related party, with an aggregate principal amount totaling $460,000.  In March 2010, the principal and all accrued interest thereon were converted into 4,636,536 shares of common stock at a rate of $0.10 per share.

From March 2010 through June 2010, the Company sold 2,800,000 shares of common stock at $0.25 per share in private placements to four accredited investors for aggregate cash proceeds of $700,000.  These investors also received warrants to purchase an aggregate of 2,800,000 shares with an exercise price of $0.25 per share. The warrants have a term of five years.

In June 2010, the Company issued 2,800,000 shares of common stock to Mark Patterson, its CEO, as compensation for employment.  See Financial Statement Note 13 – Commitments and Contingencies for the terms of the Mr. Patterson’s employment agreement.  In addition, Mr. Patterson was issued 2,800,000 warrants, which were cancelled during the fourth quarter of 2010 and replaced by the issuance of 5,600,000 warrants subsequent to year end.

On July 8, 2010, the holders of $2,328,024 of outstanding indebtedness and obligations of the Company, all of whom are related parties, exchanged their indebtedness for common stock and common stock purchase warrants.  The exchange was for an aggregate of 9,312,096 shares of the Company’s common stock and an equal number of common stock purchase warrants to purchase shares of common stock, which are exercisable for a period of five years at an exercise price of $0.25.  The exchange was at a rate of $0.25 for one share of common stock and one warrant.

On July 13, 2010, the Company completed a $7,000,000 private offering of securities, pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”).  $1,330,000 of the securities were sold to six related parties and $5,670,000 were sold to twenty-five other accredited investors.  The offering was consummated for the sale of 28,000,000 shares of the Company’s common stock, $0.001 par value, and an equal number of five-year warrants to purchase one additional share of our common stock at an exercise price of $0.25 per share.

In September 2010, the Company sold 1,000,000 shares of common stock to an officer of the Company for $250,000 under the terms of his employment agreement.  This issuance of common stock was based on a price of $0.25 per share on the date of issuance.  This officer also received five-year warrants to purchase 1,000,000 shares at an exercise price of $0.25 per share.  See Note 13 – Commitments and Contingencies for the terms of the officer’s employment agreement.

The securities sold described above were sold upon the exemption from the registration requirements of the Securities Act of 1933, as amended, upon reliance on Section 4(2) thereof and/or regulation D promulgated thereunder. No underwriters were employed in any of these transactions.  Each of the certificates issued bears or will bear a legend stating that resale of the shares, including shares to be issued on exercise of options and warrants, is restricted without compliance with the registration requirements of the Securities Act or the availability of an exemption from such registration requirements and stop transfer instructions have been or will be placed with the transfer agent with respect to the transfer of the shares issued.

Item 6.  Selected Financial Data.

As a smaller reporting company, we are not required to respond to this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Revenue Recognition

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

Liquidity and Capital Resources

Cash and cash equivalents for the year ended September 30, 2010 increased by $3,252,202 to $4,284,362 as of September 30, 2010 up from $1,032,160 as of September 30, 2009. We expect to raise additional funds during the balance of the fiscal year ended September 30, 2011 to implement our business plan. We anticipate seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations.

For the fiscal year ended September 30, 2010, the Company had a net loss of $15,789,559. Included in the net loss were non-cash expenses for depreciation of $49,089, a loss on equity investment of $108,785 and the issuance of post-maturity warrants of $100,619. Additionally, stock-based compensation expense amounted to $8,415,104 and included expenses related to the issuance of common stock of $700,000, the issuance of stock options of $6,113,790 and the issuance of warrants of $1,601,314. Offsetting the use of cash from operations were year-over-year increases in accounts payable and accrued liabilities of $1,025,860, in due to related party of $274,298, in deposit payable of $200,000, and in billings in excess of costs and estimated earned profits on uncompleted contracts of $48,186 incurred in connection with the Company starting to fulfill the terms of the railed based parking contract under construction. These items were partially offset by an increase in notes receivable of $8,710, an increase in prepaid and other assets of $13,977, an increase in inventories of $84,871 and an increase in accounts receivable of $198,605.

Financing activities provided $10,341,033 for the year ended September 30, 2010, an increase of $5,915,133 from the year ended September 30, 2009. 2010 net cash provided by financing activities consisted of $1,000,457 of proceeds from loans payable, net of repayments, $9,090,576 of proceeds from private placements of common stock, and $250,000 of proceeds from the sale of common stock. After reflecting the net changes in assets and liabilities, net cash used in operations was $5,873,781 for the year ended September 30, 2010. These activities during the fiscal year ended September 30, 2010 resulted in the Company's cash and cash equivalents increasing by $3,252,202.

During the fiscal year ended September 30, 2010, net cash used in investing activities consisted of an increase in equity investment of $133,825 and an increase in property, plant and equipment of $1,081,225, which includes $1,072,668 of construction in progress for the robotic system to be built in the town of Hamburg, located in Hardyston Township, New Jersey. Accordingly, net cash used in investing activities was $1,215,050.

There were no off-balance sheet arrangements during the fiscal year ended September 30, 2010 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Results of Operations

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenues were $718,530 for the fiscal year ended September 30, 2010 compared with $0 the fiscal year ended September 30, 2009.  The increase was due to the start of production on a rail based parking system.  This revenue was recognized using the percentage of completion method.

Cost of Goods sold were $715,135 for the fiscal year ended September 30, 2010 compared with $0 for the fiscal year ended September 30, 2009.  The increase was due to the start of production on a rail based parking system.  This expense was recognized using the percentage of completion method.

Sales and marketing expenses were $1,144,513 during the fiscal year ended September 30, 2010 compared with $958,587 during the fiscal year ended September 30, 2009, for an increase of $185,926. The increase was primarily the result of payroll, travel and trade show expenses incurred by our salesmen.  The advertising expenses for the fiscal year ended September 30, 2010 and 2009 were $190,326 and $213,225, respectively.  The Company employed five full-time salesmen and one full- time support person as of September 30, 2010 and four-full time salesmen and one full-time support person as of September 30, 2009.

General and administrative expenses were $3,237,315 during the fiscal year ended September 30, 2010 compared with $5,565,097 during the fiscal year ended September 30, 2009, for a decrease of $2,327,782.  The decrease was primarily the result of our issuance in fourth quarter of fiscal 2009 of post-maturity warrants with a value of $3,635,992 in connection with our default under the promissory notes we issued in August 2008, which is a non-cash expense. This decrease was partially offset by expenses of $398,475 related to seven full-time employees and one part-time employee in 2010 compared to expenses of $162,185 related to three full-time and two part-time employees in 2009 as well as additional operating costs.

Stock-based compensation expenses were $8,415,104 during the fiscal year ended September 30, 2010 compared with $184,150 during the fiscal year ended September 30, 2009, for an increase of $8,230,954.  This increase is primarily the result of recording an expense aggregating $6,113,790 resulting from the grant of stock options to purchase a total of 5,820,000 fully vested shares, 180,000 shares that have vested during the fiscal year ended September 30, 2010 and 500,000 shares that vest in the future.  These issuances were used to attract and retain employees and management and we intend to continue to issue equity as necessary to retain our employees and management.  Additional expenses include $1,601,314 resulting from the grant of warrants to purchase a total of 4,000,000 shares and $700,000 resulting from the issuance of 2,800,000 shares of common stock as compensation.

Research and development expenses were $2,669,331 during the fiscal year ended September 30, 2010 compared with $1,226,020 during the fiscal year ended September 30, 2009, for an increase of $1,443,311.  This increase was a result of the Company’s expenses relating to the development of a new robotic prototype for the parking and self-storage product lines.  As of September 30, 2010 the Company employed thirty full-time and three part-time employees focused on research and development compared to fourteen full-time employees and one part time employee in 2009.

Depreciation and amortization was $49,089 during the fiscal year ended September 30, 2010 compared to $41,290 during the fiscal year ended September 30, 2009, for an increase of $7,799. This increase was due to the timing of acquisitions of property, plant and equipment during the fiscal year ended September 30, 2010.

Interest income was $5,977 during the fiscal year ended September 30, 2010, compared with $4,186 during the fiscal year ended September 30, 2009, for an increase of $1,791 due to a higher average daily cash balance in our savings account due funds received from the July 2010 Private Placement, issuing an employee advance in October 2009 and a note receivable to CSExpress, LLC, in January 2010.

Interest expense was $168,408 during the fiscal year ended September 30, 2010, compared with $401,518 during the fiscal year ended September 30, 2009, for a decrease of $233,110.  This decrease is due to repayment of debt and the full allocation of the debt discount associated with the August 2008 12% Promissory Notes and the conversion of debt to equity that took place on July 8, 2010.

As of the fiscal year ended September 30, 2010 we started the manufacturing process on fulfilling an order for one rack and rail parking system and there are four outstanding contracts awaiting various approvals in order for us to commence work thereunder.

Critical Accounting Policies and Estimates

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

Accounts receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. For the period ended September 30, 2010, the Allowance for Doubtful Accounts was $0.

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

Stock-based compensation - We adopted ASC 718-10-25 (formerly FAS 123(R)), using the modified-prospective-transition method on February 7, 2008.  Under this method, we are required to recognize compensation cost for stock-based compensation arrangements with employees and directors based on their grant date fair value using the Black-Scholes option-pricing model, such cost to be expensed over the compensations’ respective vesting periods.  For awards with graded vesting, in which portions of the award vest in different periods, we recognize compensation costs over the vesting periods using the straight-line method.  For calculating the value for warrants, the Black-Scholes method is also used.

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

Warranty Reserves - The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  At the time of completion of a project the Company will record a warranty reserve for estimated costs in connection with future warranty claims.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly.  As of September 30, 2010 and 2009 the Company has not recorded a reserve for warranty claims.  The Company has incurred warranty expense of $8,162 and $0 in fiscal years 2010 and 2009, respectively, relating to its completed projects.

Recent Accounting Pronouncements

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

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855)” (“ASU 2010-09”) which provides an update to Topic 855, “Subsequent Events”. This update clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. This guidance became effective upon issuance and has been adopted by the Company.

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) which requires additional disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. These amendments affect all entities with financing receivables, excluding short-term accounts receivable or receivables measured at fair value or lower of cost or fair value. The guidance on disclosures as of the end of a reporting period will be effective for the Company on December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s second quarter of fiscal year 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated financial statements of the Company.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Act of 1996

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

Neither management nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All forward-looking statements in this Annual Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements.  We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Annual Report.  Certain information included in this Annual Report may supersede or supplement forward-looking statements in our other Exchange Act reports filed with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to respond to this Item.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are attached hereto. See pages F-1, et. seq.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2010, the end of the period covered by this annual report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Disclosure Controls

Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Principal Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our company's Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of the material weaknesses described below. Measures are being taken to include documentation of management oversight and review as part of the appropriate functional procedures.

Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified material weaknesses in our internal controls over financial reporting as of the fiscal year ended September 30, 2010.  Since we are a small business issuer, we do not maintain a full staff of accounting personnel with full knowledge of the accounting treatment for all transactions which constitutes a material weakness in our internal controls over financial reporting.  We have hired consultants from time to time as we believe necessary to provide the necessary experience in accounting for these types of transactions and have increased the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel.

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

Changes in Internal Controls

Except for the retention of consultants from time to time as deemed necessary and the increased frequency of independent reconciliations of significant accounts described above, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal year ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Based on the above factors management has concluded that our internal controls over financial reporting was not effective as of the end of the period covered by the Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Other than described above, there were no changes in our internal controls over financial reporting during the fourth quarter of the fiscal year ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The annual report on Form 10K for the fiscal year ended September 30, 2010 and Form 10-K/A No. 2 for the fiscal year ended September 30, 2009 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our directors and executive officers and their ages as of September 30, 2010 are as follows:

Name	Title	Age

Mark Patterson	Chief Executive Officer and Director	50
Christopher Mulvihill	President and Manager of Sales and Marketing	40
Joseph R. Bellantoni	Chief Financial Officer and Director	48
Ryan Burleson	Vice President and Chief Operating Officer	36
Maureen Cowell	Secretary and Director	44
Stanley J. Checketts	Director and Chief Executive Officer of Boomerang Sub, Inc.	70
Paul J. Donahue*	Director	75
Steven C. Rockefeller, Jr.*	Director	50
Kevin M. Cassidy*	Director	54
Anthony P. Miele, III*	Director	39

*Independent Director

Directors and Executive Officers

All of our directors bring to our Board executive leadership experience derived from their service as senior executives and, in many cases, founders of industry or knowledge specific consulting firms or operational businesses.  Some offer extensive public company board experience.  Each of our board members has demonstrated strong business acumen and an ability to exercise sound judgment and has a reputation for integrity, honesty and adherence to ethical standards.  When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the company’s business and structure, the Corporate Governance and Nominating Committee and the Board of Directors focused primarily on the information discussed in each of the Directors’ individual biographies and the specific individual qualifications, experience and skills as described below:

Mr. Patterson is the Chief Executive Officer and a Director of our Company and has served in such capacity since August 2010..   From January of 2009 until joining the Company in June of 2010 as an Executive Vice President Mr. Patterson was a real estate consultant.  Until January of 2009, Mr. Patterson was a Managing Director and the Head of Real Estate Global Principal Investments at Merrill Lynch, where he oversaw the real estate principal investing activities of Merrill Lynch.  Mr. Patterson joined Merrill Lynch in April 2005 as the Global Head of Real Estate Investment Banking and in 2006 also became the Co-Head of Global Commercial Real Estate which encompassed real estate investment banking, principal investing and mortgage debt.  Prior to joining Merrill Lynch, Mr. Patterson spent 16 years at Citigroup where he held numerous positions including the Global Head of Real Estate Investment Banking since 1996.  Mr. Patterson is also a member of the Advisory Board of High Rise Capital Advisors, a real estate investment management firm.  During his career, Mr. Patterson has been involved in a wide variety of financing and investing activities that have spanned virtually all types of real estate in most major global property markets.  Mr. Patterson’s day to day leadership of our company, as Chief Executive Officer, provides him with intimate knowledge of our business, results of operations and financial condition.  Mr. Patterson, as a result of experience in the real estate investment banking industry, provides unique insights into our target customers as well as our challenges and opportunities.

Mr. Mulvihill has been employed as President and Manager of Sales and Marketing of our company since February 2008, and prior thereto served in that capacity for Boomerang Utah from January 2007 to February 2008.  From August 2005 to January 2007, he was employed by The Active Network, Inc., a provider of online registration software and event management software, as the Director of Business Development for Golf.  From January 2002 to July 2005, Mr. Mulvihill was the founder and President of Tee Time King, Inc., a provider of golf reservation, inventory management and point of sale software, which grew to become the country’s largest municipal golf course reservation company before being sold to The Active Network, Inc. in August 2005.  As President of our company, Mr. Mulvihill provides significant experience in sales, management and commercial issues associated with technology based businesses which comprise an important aspect of our business.

Mr. Bellantoni was Chief Financial Officer and a Director of Digital Imaging Resources, Inc. since January, 2007 and has remained so since Digital’s merger with Boomerang.  Mr. Bellantoni previously served as a director of Digital Imaging Resources, Inc. and as its Treasurer from April 1995 until November 2004. Mr. Bellantoni has also served as President of North Jersey Management Services, Inc, a private company providing accounting and financial record-keeping services, since December 1995.  North Jersey Management provides accounting and financial services to Crystal Springs.  Mr. Bellantoni possesses extensive knowledge of accounting, corporate governance, corporate compliance, financial reporting and financial strategies, which has been an asset to our company in its development stage and ongoing operations.

Mr. Burleson has served as our Chief Operating Officer since September 2010. He joined us in 2009, and has served in positions such as assembly, general manager and now Chief Operating Officer. Prior to this, Mr. Burleson was the Regional Manager for Kartchner Homes a single family and multi family home builder and as the Manager with Champion Windows of Salt Lake City and Boise, a commercial and home remodeling company. Mr. Burleson has a thorough knowledge of operational management and hands-on experience, along with exceptional communication skills with employees.

Ms. Cowell was the Secretary of Digital Imaging Resources, Inc. since July 2007 and has remained so through the merger with Boomerang in February 2008.  Ms. Cowell also became a Director of Boomerang on April 14, 2009.  Ms. Cowell is also employed as Vice President of North Jersey Management Services, Inc., a private company providing accounting and financial record-keeping services since December 1995. Ms. Cowell has managed dozens of small private development stage corporations since 1992.  Ms. Cowell has a comprehensive knowledge of accounting, financial reporting, financial strategies, corporate governance and compliance.

Mr. Checketts has served as our Director and the Chief Executive Officer and director of our wholly-owned subsidiary, Boomerang Sub, Inc., positions he has held since February, 2008.  Prior thereto, he was the founder and Chief Executive Officer of S&S Worldwide, Inc. (“S&S”) from 1994 to 2009.  S&S is a world leader in the design, development, marketing and sale of roller coasters and family thrill rides for the amusement industry and conducts its business activities both domestically and internationally.  Mr. Checketts had encountered great success in his past endeavors and brings incredible insight to our challenges, along with strong leadership skills.

Mr. Donahue served as our Director of Digital Imaging Resources, Inc., since 1995 and has continued in this capacity since the merger with Boomerang in Feb 2008.  He is currently retired.  Throughout his career, he held various positions in the banking industry including a Bank Examiner with the State of Florida and as a Vice President of Midland Bank.   Mr. Donahue’s extensive experience in financial services, banking, real estate development and establishing sales and marketing training programs provides a great contribution to our Board.

Mr. Rockefeller has been a Director Since February 2010. He currently serves as Chairman and CEO of Rose Rock Partners, LLC where he has worked since 2009.  Rose Rock is a family of companies focused in real estate and infrastructure development and investment management.  Since its inception, Rose Rock has established framework agreements for cooperation with the International Cooperation Center of the National Development and Reform Commission, Hainan Development Holdings Company, Tianjin Innovative Financial Investment Company, and the Association for Exchange and Promotion of the Bohai Gulf Entrepreneurial Culture.  In 2010, Mr. Rockefeller was honored to accept appointment from Executive Vice Chairman Xiao Wunan as Co-Chairman of the Asia Pacific Exchange & Cooperation Foundation (APECF), which, among other things, focuses on development of Non Governmental Organizations public policy, religious respect and understanding, and philanthropy.  Since 2009 Mr. Rockefeller has served as a Visiting Professor at Nankai University.  From 2000 to 2004, Mr. Rockefeller was a Board Member of Grameen Foundation and Chairman of its Development Committee, and since 2009, Mr. Rockefeller has served as Special Advisor on poverty alleviation to the Chairman of Rimbunan Hijau Group in Sibu, Malaysia.  In recognition of his lifelong dedication to poverty alleviation, Mr. Rockefeller received a Fulbright Award.  Since 2009, Mr. Rockefeller has served on the board of directors of Sparta Commercial Services, Inc.  From 1999 to 2004, Mr. Rockefeller served as a Managing Director of Deutsche Bank. Mr. Rockefeller has a broad range of experience across many industries, including international real estate, and we believe he provides valuable insight to our Board.

Mr. Cassidy has served as our Director since May 2010.  Mr. Cassidy is currently the Managing Member of Logic International Consulting Group, LLC, a consulting firm he formed in October, 1996, that specializes in the development of global trading businesses and the creation of the requisite infrastructure, management and support paradigms of said platforms.  From September 2002 to December 2008, Mr. Cassidy was a Partner and Chief Operating Officer of Archeus Capital Management, LLC, which is a multi-strategy hedge fund.

Mr. Miele has served as our Director since May 2010.  Mr. Miele has been a Partner of White Honey, which offers a full spectrum of professional photography of luxury fragrances for high profile clients, since September 2008.  Mr. Miele was employed by Ricoh Business Solutions as an Account Executive from July 2006 to July 2009.  Mr. Miele was formerly employed by Tyco ADT Security Systems as a Small Business Sales Representative from August 2005 to June 2006.  Prior thereto, Mr. Miele was a sales trader on the New York Stock Exchange from August 2003 to August 2005.

Each director serves for a term of one year and until his or her successor is duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of Forms 3 and 4 and any amendments thereto furnished to our company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required all Section 16(a) filing requirements applicable to our officers, directors and beneficial owners of more than 10% of our equity securities were timely filed except that the following reports were not timely filed:  Forms 3 for:  Maureen  Cowell, our secretary and director; Steven Rockefeller, a director; Lake Isle Corp., a greater than 10% holder of our common stock, and Ryan Burleson, our chief operating officer.  In addition, the following Forms 4 were not filed: Maureen Cowell with respect to 400,000 options granted on February 2, 2010; Joseph Bellantoni, our chief financial officer, with respect to 400,000 options granted on February 2, 2010; Stanley Checketts, chief executive officer of Boomerang Sub, Inc., with respect to 5,000,000 options granted on February 15, 2010; Stan Checketts Properties, with respect to 1,757,339 shares and an equal number of warrants issued as part of our July 8, 2010 debt conversion; Lake Isle Corp. with respect to 10,269,355 shares transferred to Gail Mulvihill and with respect to 1,888,680 and an equal number of warrants issued as part of our July 8, 2010 debt conversion; Gail Mulvihill with respect to 10,269,355 shares transferred to her by Lake Isle Corp. and with respect to 308,000 shares common stock and an equal number of warrants purchased in our July 13, 2010 private placement; Steven Rockefeller for 1,000,000 warrants granted on February 2, 1010 and 200,000 warrants granted on March 31, 2010; Venturetek, LP, a greater than 10% holder of our common stock, with respect to 508,000 shares of common stock and an equal number of warrants purchased in our July 13, 2010 private placement and with respect to 1,888,689 shares of common stock and an equal number of warrants issued as part of our July 8, 2010 debt conversion; and Burton Koffman, a greater than 10% holder of our common stock, with respect to 50,000 shares of common stock and an equal number of warrants purchased in our July 13, 2010 private placement.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial and accounting officer, controller and persons performing similar functions. A copy of our Code of Ethics was filed as an exhibit to our Current Report on Form 8-K filed December 28, 2009. We will provide to any person, without charge, upon request, a copy of such Code of Ethics, as amended. Requests should be addressed to Mr. Joseph R. Bellantoni, Chief Financial Officer at our address appearing on the cover page of this Annual Report on Form 10-K.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has appointed an Audit Committee which consists of Messrs. Donahue, Rockefeller and Cassidy.  Each of such persons has been determined to be an “independent director” under the listing standards of the NASDAQ Capital Market, which is the independence standard that was adopted by our Board of Directors. Mr. Cassidy has been appointed as the Company’s Audit Committee Financial Expert by our Board of Directors.  The Audit Committee operates under a written charter adopted by our Board of Directors.  The Audit Committee assists the Board of Directors by providing oversight of the accounting and financial reporting processes of the Company, appoints the independent registered public accounting firm, reviews with the registered independent registered public accounting firm the scope and results of the audit engagement, approves professional services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of internal accounting controls.

Item 11. Executive Compensation.

The following table sets forth the compensation of our principal executive officer and our other most highly compensated executive officers (who we collectively refer to as “named executive officers”) who received total compensation exceeding $100,000 for the year ended September 30, 2010 and who served in such capacity at September 30, 2010.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation		Total

		($)	($)	($)	($) (1)	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

Mark Patterson	2010	23,000	-0-	700,000	699,998	-0-	-0-	315,000	(3)	1,737,998
Executive Vice President/CEO (2)
Christopher Mulvihill	2010	150,000	-0-	-0-	-0-	-0-	-0-	-0-		150,000
President and Manager of Sales and Marketing	2009	150,000	-0-	-0-	-0-	-0-	-0-	-0-		150,000
Stanley J. Checketts	2010	100,000	-0-	-0-	5,049,077	-0-	-0-	-0-		5,149,077
CEO, Boomerang Sub, Inc.(4)	2009	44,803	-0-	-0-	-0-	-0-	-0-	-0-		44,803
Joseph Bellantoni	2010	13,750	-0-	-0-	279,998	-0-	-0-	-0-		293,748
CFO (5)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-		-0-

(1)
Represents the grant date fair value in accordance with ASC 718 (formerly FAS 123R).  See Note 11 to Notes to Financial Statements for the year ended September 30, 2010 for a description of valuation assumptions used in the calculation of grant date fair value.

(2)
Mr. Patterson commenced service as our Executive Vice President in June 2010 and then became our Chief Executive Officer effective August 21, 2010.  As part of his employment agreement as Executive Vice President, Mr. Patterson received 2,800,000 shares of the Company’s common stock.  The Company recognized $700,000 in expense for this issuance of common stock based on a value of $0.25 per share on the date of issuance.  In addition, Mr. Patterson received 2,800,000 warrants to purchase the Company’s common stock, exercisable at $0.25 per share.  The Company recognized $699,998 in expense for this issuance of warrants.  These warrants were cancelled during the fourth quarter of 2010 and this agreement was subsequently amended and restated in October 2010 to include warrants to purchase a total 5,600,000 shares of common stock exercisable at $0.25 per share.

(3)
Pursuant to Mr. Patterson’s employment agreement, we agreed to pay the Federal and state income taxes on behalf of Mr. Patterson as a result of his receipt of the 700,000 in shares of our common stock.  We have expensed $315,000 to cover this expense.

(4)	In February 2010, Mr. Checketts received 5,000,000 options to purchase the Company’s common stock, exercisable at $0.10 per share.
(5)	In February 2010, Mr. Bellantoni received 400,000 options to purchase the Company’s common stock, exercisable at $0.10 per share.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

In June 2010, the Company entered into an employment agreement with Mark Patterson to serve as our Executive Vice President.  As part of the compensation, the Company issued 2,800,000 shares of common stock with an exercise price of $0.25 per share.  The Company has agreed to pay all Federal and State income taxes incurred by the Executive as a result of receiving the common shares and recognized $700,000 in expense for the issuance of these common shares.  In addition, the Company recognized $315,000 in expense for the related tax effect of the above transaction.  Mr. Patterson was also issued 2,800,000 warrants in June 2010 pursuant to his employment agreement.  The Company recognized $699,998 in expense for the issuance of these warrants.  These warrants were cancelled during the fourth quarter of 2010 and this agreement was subsequently amended and restated in October 2010 to include warrants to purchase a total 5,600,000 shares of common stock exercisable at $0.25 per share.

On August 21, 2010, the Company entered into an Employment Agreement with Mark Patterson, to serve as the Company’s Chief Executive Officer, which was amended and restated on October 1, 2010. The amended agreement provides for a base salary of $200,000 and provides for a grant of an aggregate of 21,600,000 five-year warrants with an exercise price of $0.25 per share that vested and became exercisable as to 5,400,000 shares on October 1, 2010, and vest and become exercisable as to 4,200,000 shares on each of February 1 and August 1, 2011 and February 1, 2012, and 3,600,000 shares on August 1, 2012.  The amended agreement provides Mr. Patterson with a right of first refusal, pursuant to which Mr. Patterson has the right, but not the obligation, to maintain his then pro rata share of the Company’s issued and outstanding shares and warrants by purchasing additional shares and warrants each time the Company offers shares and/or warrants for sale.

Mr. Mulvihill is employed as our President and Manager of Sales and Marketing pursuant to a five-year agreement, as amended, expiring on October 31, 2016.  Pursuant to the agreement, Mr. Mulvihill receives a commission of 3% of the gross sales of our products, with a non-refundable advance against commissions of $150,000 per year.  As additional compensation, the Company agreed to grant Mr. Mulvihill options to purchase 4,000,000 shares exercisable at $0.25 per share for a term of 10 years.  These options were granted in October 2010.

Non-compete Agreement

Mr. Checketts is a party to a Non-Compete Agreement with us dated December 10, 2007.  The agreement was entered into in connection with our acquisition of Boomerang Utah.  He has agreed that for a period expiring three years after the date of termination of his employment he will not use his technical knowledge concerning our business for the benefit of any other company or party engaged in our business in the United States.  In addition, he has agreed that during the period of this restriction he will keep secret and retain in confidence and will not use in competition with us any of our confidential information.

Outstanding Equity Awards at September 30, 2010

The following table reflects the equity awards granted by us to the Named Executive Officers that remain outstanding at September 30, 2010:

	Equity Awards

Name and Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date

Mark Patterson
June 30, 2010	-	-	-		N/A

Christopher Mulvihill	-	-	-		N/A

Stanley J. Checketts
February 15, 2010	5,000,000	-	$0.10	(1)	February 14, 2020

Joseph Bellantoni
February 2, 2010	400,000	-	$0.10	(1)	February 1, 2020

(1)  These options vested in full on the date of grant and are currently exercisable.

Director Compensation

Our Directors received no cash compensation during the year ended September 30, 2010 other than the compensation paid to our named executive officers who are also Directors, which is reflected in the Summary Compensation Table above.  Steven C. Rockefeller, Jr., one of our Independent Directors, received an aggregate of 1,200,000 immediately exercisable five-year warrants, with an exercise price of $0.10 per share as an inducement to and in connection with his Board service.  1,000,000 of these warrants were granted in February 2010 and 200,000 were granted in March 2010.

Our Directors are reimbursed for their out-of-pocket expenses incurred in connection with attending meetings.

Compensation Committee

Our Board of Directors has appointed a Compensation Committee consisting of Messrs. Miele, Rockefeller, and Donahue.  Each of such persons has been determined to be an “independent director” under the listing standards of the NASDAQ Capital Market.  Our Board of Directors has adopted a written Compensation Committee Charter that sets forth the committee’s responsibilities.  The committee is responsible for determining all forms of compensation for our executive officers, and establishing and maintaining executive compensation practices designed to enhance long-term stockholder value.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 22, 2010, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to us to be the beneficial owner of more than five percent of our Common Stock as well as the number of shares of Common Stock beneficially owned by all of our Directors, each of our named executive officers identified in the Summary Compensation Table above, and all our Directors and executive officers as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of our Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options owned by such holder at said date. As of December 22, 2010, we had 142,686,689 shares of Common Stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock Outstanding
Stanley J. Checketts	15,181,344	(3)	10.2%

Mark R. Patterson	24,000,000	(4)	14.9%

Christopher Mulvihill	10,899,999	(5)	7.4%

Joseph R. Bellantoni	753,333	(6)	*

Ryan Burleson	1,000,000	(7)	*

Maureen Cowell	550,667	(8)	*

Paul J. Donahue	31,667	(9)	*

Steven Rockefeller, Jr.	1,200,000	(10)	*

Kevin Cassidy	-		*

Anthony P. Miele, III	1,870,525	(11)	1.3%

All Directors and Executive Officers as a Group (10 persons)	55,487,535		36. 3%

Other 5% Stockholders

Gail Mulvihill	25,659,135	(12)	17.7%

Burton I. Koffman	23,185,920	(13)	16.2%

Venturetek, LP	16,351,746	(14)	11.1%

Albert Behler	8,400,000	(15)	5.7%

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

(3)
Includes 5,000,000 shares issuable on exercise of options issued to Stan Checketts, and 8,424,005 shares held by Stan Checketts Properties, L.C., an entity owned by Mr. Checketts, and 1,757,339 shares issuable on exercise of warrants.

(4)
Includes 5,800,000 shares owned by Mr. Patterson and 18,200,000 shares issuable on exercise of warrants.  This amount does not include warrants to purchase 12,000,000 shares that have not vested and are therefore not exercisable within 60 days of December 22, 2010.

(5)
Includes 6,500,000 shares owned directly by Mr. Mulvihill and 400,000 shares owned by Great Delaware & American, Inc. over which Mr. Mulvihill exercises sole voting and investment control.  Also includes 4,000,000 shares issuable on exercise of options exercisable within 60 days of December 22, 2010.

(6)
Includes 3,333 shares held by Mr. Bellantoni’s father as to which Mr. Bellantoni disclaims beneficial ownership.  Also includes 750,000 shares issuable on exercise of options exercisable within 60 days of December 22, 2010.

(7)	This includes 1,000,000 shares issuable on exercise of options exercisable within 60 days of December 22, 2010.

(8)	This includes 550,667 shares issuable on exercise of options exercisable within 60 days of December 22, 2010.

(9)	Includes 6,667 shares owned directly by Mr. Donahue and 25,000 shares issuable on exercise of an option exercisable within 60 days of December 22, 2010.

(10)	This includes 1,200,000 shares issuable on exercise of options exercisable within 60 days of December 22, 2010.

(11)
Includes 1,475,000 shares owned directly by Mr. Miele and 395,525 shares issuable upon exercise of warrants he received from the August 2008 Post-Maturity warrants exercisable within 60 days of December 22, 2010.

(12)
Includes 15,200,694 shares owned directly by Gail Mulvihill and 308,000 shares issuable upon exercise of warrants, 2,484,000 shares owned by Sail Energy, LLC, 5,777,752 shares owned by Lake Isle Corp., and 1,888,689 shares issuable upon exercise of warrants exercisable within 60 days of December 22, 2010, over all of which Mrs. Mulvihill exercises voting and investment control and may be deemed the beneficial owner.

(13)
This information is based in part on a Schedule 13G filed with the Securities and Exchange Commission on October 1, 2009. Includes 516,051 shares owned directly by Mr. Koffman and 50,000 shares issuable upon exercise,  91,825 shares owned by Public Loan Company,83,333 shares owned by The K-6 Family Limited Partnership, 400,000 shares owned by  300 Plaza Drive Associates,500,000 shares owned by New Valu, Inc., 2,750,000 shares owned by IA545 Madison Assoc and 100,000 shares issuable upon exercise of warrants, 12,706,764 shares  owned by HSK Funding Inc., and 5,987,947 shares issuable  upon exercise of warrants exercisable within 60 days of December 22, 2010, over all of which Mr. Koffman exercises voting and investment control securities held by these entities.

(14)
David Selengut is the natural person who exercises voting and investment control over the shares held by Venturetek, LP.  Includes 12,076,075 shares owned directly by Venturetek, LP., and 4,275,671 shares issuable upon exercise of warrants exercisable within 60 days of December 22, 2010.

(15)	Includes 4,200,000 shares owned directly by Mr. Behler, and 4,200,000 shares issuable upon exercise of warrants exercisable within 60 days of December 22, 2010.

Equity Compensation Plan Information -The following table provides information as of  September 30, 2010 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders.

Equity Compensation Plan Information as of September 30, 2010

(a)	(b)		(c)	(d)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (cumulative)		weighted average exercise price of outstanding options, warrants and rights	number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans - approved by security holders	-0-		N/A	-0-

Equity compensation plans - not approved by security holders	10,027,686	(1)	$0.22	-0-

Total	10,027,686		$0.22	-0-

(1) On November 28, 2007, our Board of Directors granted options to purchase an aggregate of 1,507,686 shares of common stock to persons who were or became officers, directors or consultants to our Company.  These options are exercisable at $0.90 per share.  Such options have a term of ten years.  The option price and number of shares issuable on exercise of the options are subject to anti-dilution adjustment under certain circumstances.

In May 2009, options to purchase 1,000,000 shares were granted to three persons who are employees of our Company.  All 1,000,000 options have a term of five years and are subject to vesting, whereby the options become exercisable with respect to 25% of the shares subject to the options at the end of 18 months after the acquisition of Boomerang Utah was completed and with respect to an additional 25% at the end of each succeeding six-month period until such options are fully exercisable.

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

On December 29, 2009, Steven C. Rockefeller, Jr. was elected to the Board of Directors.  Upon his election to the Board Mr. Rockefeller was granted five year warrants to purchase 1,000,000 shares of our common stock exercisable at $0.10 per share issuable upon filing an Amendment to our Certificate of Incorporation.  Additionally, in March 2010, Mr. Rockefeller was granted five year warrants to purchase 200,000 shares of our common stock exercisable at $0.10 per share.

In February 2010, options to purchase an aggregate of 5,800,000 shares were granted to our CFO, Corporate Secretary and our then CEO (who currently serves as the CEO of our wholly owned subsidiary, Boomerang Sub, Inc.).  All 5,800,000 options are fully vested, have a term of ten years, and are exercisable at $0.10 per share.

Our Board resolved to grant these options as an inducement for these persons to expend their efforts for the success of our company and to provide a means whereby such persons can obtain an equity interest in our company.  We did not seek or obtain the approval of our stockholders with respect to the grant of these options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our company and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us.  Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President and is a principal stockholder of our Company.  SB&G entered into a lease with Boomerang Utah dated October 1, 2008, relating to premises located at 324 West 2450 North, Building A, Logan, Utah.  The Company assumed this lease in February 2008.  The initial term of the lease was for one year with an annual rent of $260,610 plus real property and school taxes. In addition, Boomerang is obligated to pay for all utilities, repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities.  On March 15, 2010, Boomerang and SB&G agreed to maintain these terms until September 30, 2011.  On July 8, 2010, the Company converted $420,769 of deferred rent into 1,683,077 shares of the Company’s common stock and an equal number of five-year warrants, each to purchase one share of our common stock, at an exercise price of $0.25 per share.  Past due rental payments totaling $44,153 have been accrued as of September 30, 2010, and are classified under due to related party on our balance sheet.

Stan Checketts Properties (“SCP”), a company owned by the chief executive officer of Boomerang’s wholly owned subsidiary, Boomerang Sub, Inc., entered into a lease with Boomerang Utah dated October 1, 2008 for premises located at 324 West 2450 North, Building B, Logan, Utah.  The Company assumed this lease in February 2008.  The initial term of the lease was for one year at a fixed annual rent of $157,680 plus real property and school taxes. In addition, Boomerang is obligated to pay for all utilities and for repairs and maintenance to the property.  The approximately 18,000 square foot leased premises are also used for Boomerang’s manufacturing activities.  On March 15, 2010, Boomerang and SCP agreed to maintain these terms until September 30, 2011.  On July 8, 2010, the Company converted $228,950 of deferred rent into 915,800 shares of the Company’s common stock and an equal number of five-year warrants, each to purchase one share of the Company’s common stock, at an exercise price of $0.25.  We are currently  negotiating a lease for an additional 2,400 square feet of office and conference room space with Stan Checketts Properties.  We are currently occupying this additional space and paying an additional $1,800 per month for this office space until the lease is finalized.  Past due rental payments totaling $26,714 have been accrued as of September 30, 2010, and are classified under due to related party on our balance sheet.

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to a non-affiliated bank. The principal amount due was $808,687 as of September 30, 2010, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang and Messrs. Gene Mulvihill, Checketts, and Burton Koffman (“Koffman”), are the joint and several guarantors of this promissory note.  Gene Mulvihill is the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

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

J and A Financing, Inc. (“J and A”), also affiliated with Messrs. Gene Mulvihill and Koffman, guaranteed two loans to Boomerang Utah from a non-affiliated bank, totaling $500,728 as of June 30, 2010.  The loans bore interest at 3.341% and 3.5% respectively, and were initially due on May 14, 2010 and May 16, 2010, respectively.  These loans were renewed during the quarter ended June 30, 2010 and were then due on May 14, 2011 and May 16, 2011, respectively.  In July 2010, J and A used collateral to purchase these loans from the non-affiliated bank.  The outstanding debt owed to J and A was converted to common stock on July 8, 2010. During fiscal year 2008, J and A loaned $1,000,000 to the Company.  This loan was scheduled to mature on March 31, 2011.  The interest rate was 9% and the principal amount due at June 30, 2010 was $1,000,000. This loan was converted to Common Stock on July 8, 2010. In total, $1,678,304 of debt owed to J and A was converted into 6,713,218 shares of common stock, and five-year warrants to purchase 6,713,218 shares of our common stock at an exercise price of $0.25 per share.

During the fiscal year ended September 30, 2010, the Company used the services of Coordinate Services, Inc. for product development.  The owner of this company is Gene Mulvihill, Jr. who is the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense during the fiscal year ended September 30, 2010 was $128,959.

On February 5, 2010, the Company issued a 6% Convertible Promissory Note to James Mulvihill, brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill, in the amount of $100,000 due February 5, 2011.  In March 2010, the principal and accrued interest on this note was converted into 1,007,680 shares of common stock.

In April 2010, Gail Mulvihill loaned $130,000 to the Company bearing interest of 6%.  This loan was repaid in full during the year ended September 30, 2010.

In April 2010, we entered into a ground lease with Route 94 Development Corporation to lease a portion of an approximately fifteen acre parcel in the town of Hamburg, located in Hardyston Township, New Jersey, on which we intend to construct a Robotic Valet parking facility, for a term of 20 years.  The leased property is within the Crystal Springs Golf and Spa Resort (“the Resort”) adjacent to Grand Cascades Lodge. The parking facility is being constructed by Crystal Springs Builders, LLC.  Gail Mulvihill is a principal shareholder of Route 94 Development Corporation, the Resort and Crystal Springs Builders, LLC.  It is intended that this facility will be used by us primarily for demonstration and marketing purposes in the eastern portion of the United States.  In consideration of the benefits to us under the terms of the lease, we agree to provide to the lessor and its affiliates parking and storage space within the facility at no cost to the lessor and its affiliates subject to our right to use the facility for demonstration purposes.  In addition we are required to pay the operating costs, premiums on the insurance required under the terms of the lease and incremental property taxes resulting from our construction of the facility.  For a period of 60 months commencing five years after execution of the lease, the lessor has the option to purchase the facility from us and we have a right to cause the lessor to buy from us the facility we construct.  The price to be paid by the lessor upon exercise of its option to purchase the facility is 110% of the greater of (i) the depreciated value of the facility, or (ii) the fair market value of the facility, and the price to be paid by the lessor upon exercise of our right to cause the lessor to buy the facility is $1.00.

On May 14, 2010, the Company entered into a 6% convertible line of credit for up to $1,300,000 with Sail Energy, a company owned by Gail Mulvihill.  The amount outstanding on this line of credit as of September 30, 2010 is $273,000.  The note, together with accrued but unpaid interest, is convertible into shares of the Company’s common stock and five-year warrants to purchase the Company’s common stock with an exercise price of $0.25 at a conversion rate of $0.25 for a unit consisting of one share of our common stock and one warrant.

In July 2010, Venturetek, LP, a principal stockholder of the Company, entered into a 6% convertible promissory note with the Company for $273,000.  The note, together with accrued but unpaid interest, is convertible into shares of the Company's common stock and Five-year warrants to purchase the Company's common stock with an exercise price of $0.25 at a conversion rate of $0.25 for a unit consisting of one share of our common stock and one warrant.

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

Independence of the Board of Directors

We are not a “listed issuer” as such term is defined in Rule 10A-3 under the Exchange Act. We use the definition of independence of The NASDAQ Stock Market LLC. The board has determined that Messrs. Donahue, Rockefeller, Cassidy and Miele are independent.  Each current member of the Audit Committee, Compensation Committee and Nominating Committee is independent and meets the applicable rules and regulations regarding independence for such committee, including those set forth in pertinent NASDAQ listing standards, and that each member is free of any relationship that would interfere with his individual exercise of independent judgment.

Item 14.  Principal Accounting Fees and Services

The following sets forth fees incurred by us during the fiscal years ended September 30, 2010 and 2009 for services provided by Liebman, Goldberg & Hymowitz, L.L.P., our independent registered public accounting firm (“Liebman”),

		Audit Related		All Other
Year	Audit Fees	Fees	Tax Fees	Fees
2010	$51,104	$-	$5,250	$22,563
2009	$54,933	$-	$4,750	$-

Audit Fees. The foregoing table presents the aggregate fees billed by Liebman for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q for the fiscal years ended September 30, 2010 and 2009.

Tax Fees. The foregoing table also reflects the aggregate fees billed by Liebman for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2010 and 2009.

Our Board of Directors believes that the provision of the services during the two years ended September 30, 2010 is compatible with maintaining the independence of Liebman.  Our Board of Directors has not adopted any pre-approval policies and procedures for engaging an accountant to render audit or non-audit services that are subject to the pre-approval requirement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1.1	Certificate of Incorporation of Registrant and Amendment No.1 thereto (1)

3.1.2	Certificate of Amendment dated June 24, 1992 to Certificate of Incorporation (2)

3.1.3	Certificate of Amendment to Certificate of Incorporation filed November 8, 2004 (3)

3.1.4	Certificate of Amendment to Certificate of Incorporation of the Registrant dated August 30, 2009 (4)

3.1.5	Amendment to the Restated Certificate of Incorporation of the Registrant dated January 19, 2010 (4)

3.1.6	Amendment to the Restated Certificate of Incorporation of the Registrant dated November 23, 2010 (13)

3.2	Second Amendment and Restated By-laws of Registrant (4)

4.1	Specimen Common Stock Certificate, $0.001 par value

10.3	Form of 12% Promissory Note due August 14 and 20, 2009 (10)

10.4	Form of Warrant to Purchase Common Stock expiring August 2013 (11)

10.5	Lease agreement by and between NYC Skyline Realty LLC and Boomerang Systems, Inc. dated as of January 1, 2009. (12)

10.6	Shareholders Agreement between Tawreed Companies Representation and Boomerang USA Corp. (12)

10.7	Form of Common Stock Purchase Warrant issued and to be issued with respect to payment defaults on our 12% Promissory Notes (5)

10.8	Form of Agreement used to exchange 12% promissory notes for shares of common stock (6)

10.9	Employment Agreement between Mark R. Patterson and Boomerang Systems, Inc., dated as of August 21, 2010 (7)*

10.10	Amended and Restated Executive Employment Agreement between Mark R. Patterson and Boomerang Systems, Inc., dated as of October 1, 2010 (8)*

10.11
Lease agreement by and between SB&G Properties, L.C. and Boomerang Systems, Inc. dated as of October 1, 2007, Amendment No. 1 thereto dated October 1, 2008, and Amendment No. 2 thereto dated March 15, 2010 (13)

10.12
Lease agreement by and between Stan Checketts Properties, L.C. and Boomerang Systems, Inc. dated as of October 1, 2007, Amendment No. 1 thereto dated October 1, 2008 and Amendment No. 2 thereto dated March 15, 2010 (13)

10.13	Ground lease by and between Route 94 Development Corporation and Boomerang Systems, Inc. dated as of April 30, 2010 (13)

10.14	Revolving Promissory Note between Sail Energy, LLC and Boomerang Systems, Inc. dated as of May 14, 2010 and Amendment No. 1 thereto dated as of December 15, 2010. (13)

10.15	Loan agreement by and between SB&G Properties and Zions First National Bank and Guaranty of such loan provided by Boomerang Systems, Inc dated July 9, 2007. (13)

10.16	Promissory Note dated May 1, 2008 between Boomerang Sub, Inc. and J and A Financing and Amendment thereto dated July 15, 2008 and modification thereto dated February 9, 2010. (13)

10.17	Assignment of deposit account by and between J and A Financing, Inc. Boomerang Systems, Inc. and Highlands State Bank dated May 16, 2010 and confirmation of payment dated July 21, 2010. (13)

10.18	Loan assumption agreement Between Boomerang Systems, Inc. and J and A Financing, Inc. dated July 6, 2010. (13)

10.19	Promissory Note dated between James Mulvihill and Boomerang Systems, Inc. and conversion agreement dated March 29, 2010. (13)

10.20	Non-Compete Agreement by and between Stan Checketts and Digital Imaging Resources, Inc. dated December 10, 2007 (13)

14	Code of Ethics (9)

21	Subsidiaries of the Registrant as of September 30, 2010 (13)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) (13)

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a) (13)

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 (furnished, not filed) (13)

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 1350 (furnished, not filed) (13)

(1) Incorporated by reference from an exhibit filed with Registration Statement on Form S-1 (File No. 2-66471) of the Registrant and incorporated herein by reference.

(2) Incorporated by reference from an exhibit filed with Registrant's annual report on Form 10-KSB for the year ended September 30, 1992 and incorporated herein by reference.

(3) Incorporated by reference from exhibit filed with Current Report on Form 8-K for November 8, 2004.

(4) Incorporated by reference from an exhibit filed with Quarterly Report on Form 10-Q for quarter ended December 31, 2009.

(5) Incorporated by reference from an exhibit filed with the Company’s current report on Form 8-K filed on October 27, 2009

(6) Incorporated by reference from an exhibit filed with the Company’s current report on Form 8-K filed on December 21, 2009

(7) Incorporated by reference from an exhibit filed with the Company’s current report on Form 8-K/A filed on August 26, 2010

(8)  Incorporated by reference from an exhibit filed with the Company’s current report on Form 8-K filed on October 7, 2010

(9) Incorporated by reference from an amendment as an exhibit filed with Current Report on Form 8-K for December 28, 2009.

(10) Incorporated by reference from an exhibit filed with the Registrant’s annual report Form 10-K/A for the fiscal year ended September 30, 2008.

(11) Incorporated by reference from an exhibit filed with the Registrant’s annual report on Form 10-K/A for the fiscal year ended September 30, 2008.

(12) Incorporated by reference from an exhibit filed with the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2009.

(13) Filed herewith.

*           Denotes management compensation plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

By: /s/ MARK PATTERSON

Mark Patterson, Chief Executive Officer
Dated: December 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARK PATTERSON	Chief Executive Officer (principal executive officer) and Director	December 29, 2010

Mark Patterson

/s/ JOSEPH R. BELLANTONI	Chief Financial Officer (principal financial and accounting officer) and Director	December 29, 2010

Joseph R. Bellantoni

/s/ MAUREEN COWELL	Secretary and Director	December 29, 2010

Maureen Cowell

/s/ STANLEY CHECKETTS	Director	December 29, 2010

Stanley Checketts

/s/ PAUL J. DONAHUE	Director	December 29, 2010

Paul J. Donahue

/s/ STEVEN C. ROCKEFELLER, JR.	Director	December 29, 2010

Steven C. Rockefeller, Jr.

/s/ KEVIN CASSIDY	Director	December 29, 2010

Kevin Cassidy

/s/ ANTHONY P. MIELE, III	Director	December 29, 2010

Anthony P. Miele, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee
Boomerang Systems, Inc.
Morristown, New Jersey

We have audited the accompanying consolidated balance sheets of Boomerang Systems, Inc. and Subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two year period ended September 30, 2010.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boomerang Systems, Inc. and Subsidiaries as of September 30, 2010 and 2009, and the results of its operations and cash flows for each of the years in the two year period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Liebman Goldberg & Hymowitz, LLP
Liebman Goldberg & Hymowitz, LLP
Garden City, New York

December 29, 2010

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$4,284,362	$1,032,160
Accounts receivable	235,605	37,000
Note receivable	8,710	-
Inventory	265,761	180,890
Prepaid expenses and other assets	56,717	42,740
Total current assets	4,851,155	1,292,790

Property, plant and equipment, net	1,295,388	263,252

Other assets:
Investment	45,460	20,420

Total Assets	$6,192,003	$1,576,462

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,412,081	$563,797
Due to related party	70,867	446,288
Deposit payable	219,403	19,403
Billings in excesss of costs and estimated earned profits on uncompleted contracts	48,186	-
Debt- current portion - net of discount	506,908	1,243,362
Debt- current portion - net of discount- related party	-	1,060,098
Debt- related party	546,000	-
Total current liabilities	2,803,445	3,332,948

Long term liabilities:
Debt- less current portion	38,111	429,522
Debt- related party	-	1,000,000
Total long term liabilities	38,111	1,429,522

Total liabilities	2,841,556	4,762,470

Stockholders' equity:
Preferred stock, $0.01 par value; authorized shares 1,000,000; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 200,000,000 140,428,057 and 61,193,610 issued and outstanding	140,428	61,193
Additional paid in capital	36,920,513	14,673,734
Accumulated (deficit)	(33,710,494)	(17,920,935)
Total stockholders' equity (deficit)	3,350,447	(3,186,008)

Total liabilities and stockholder's equity (deficit)	$6,192,003	$1,576,462

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

Revenues:
System sales	$718,530	$-
Total revenues	718,530	-

Cost of Goods Sold	715,135	-
Gross Profit	3,395	-

Expenses:
Sales and marketing	1,144,513	958,587
General and administrative expenses	3,237,315	5,565,097
Stock-based compensation	8,415,104	184,150
Research and development	2,669,331	1,226,020
Depreciation and amortization	49,089	41,290
Total expenses	15,515,352	7,975,144

Loss from operations	(15,511,957)	(7,975,144)

Other income (expenses):
Interest income	5,977	4,186
Interest expense	(168,408)	(401,518)
Interest expense- debt discount	-	(1,312,500)
Loss on equity investment	(108,785)	-
Total other income (expenses)	(271,216)	(1,709,832)

Loss before provision for income taxes	(15,783,173)	(9,684,976)
Provision for income taxes	6,386	8,758

Net loss	$(15,789,559)	$(9,693,734)

Net loss per common share - basic and diluted	$(0.16)	$(0.53)

Weighted average number of shares - basic and diluted	99,219,083	18,239,873

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of September 30, 2008	16,490,363	$16,490	-	$-	$5,742,536	$(8,227,201)	$(2,468,175)

Options for services					184,150		184,150
S&S Forgiveness of Debt- 3/18/09					685,434		685,434
Issuance of Preferred Stock- Private Placement			18,950	190	1,894,810		1,895,000
Issuance of Preferred Stock- Converison of Debt			14,659	146	1,465,754		1,465,900
Convert Preferred to Common Stock	33,609,000	33,609	(33,609)	(336)	(33,273)		-
Issuance of August 2009 Post-Maturity Warrants					1,806,406		1,806,406
Issuance of September 2009 Post-Maturity Warrants					1,829,586		1,829,586
Issuance of Common Stock- Private Placement	10,650,000	10,650			1,054,350		1,065,000
Issuance of Common Stock- Converison of Interest (Debt)	444,247	444			43,981		44,425
Net loss						(9,693,734)	(9,693,734)

Balance as of September 30, 2009	61,193,610	$61,193	-	$-	$14,673,734	$(17,920,935)	$(3,186,008)

Options for Services					503,817		503,817
Convert the August 2008 12% Promissory Notes to Common Stock	16,780,065	16,780			1,661,258		1,678,038
Issuance of Common Stock- Private Placement	13,905,750	13,906			1,376,669		1,390,575
Issuance of October & November 2009 Post-Maturity Warrants					100,619		100,619
Issuance of Options- Directors					5,609,974		5,609,974
Issuance of Warrants- Directors					901,316		901,316
Issuance of Common Stock- Convertible Note	4,636,536	4,637			459,017		463,654
Issuance of Common Stock- March 2010 Private Placement	1,200,000	1,200			298,800		300,000
Issuance of Common Stock- April 2010 Private Placement	400,000	400			99,600		100,000
Issuance of Common Stock- June 2010 Private Placement	1,200,000	1,200			298,800		300,000
Issuance of Common Stock- Compensation for Officer	2,800,000	2,800			697,200		700,000
Issuance of Warrants- Officer					699,998		699,998
Issuance of Common Stock- Converison of Debt	9,312,096	9,312			2,318,711		2,328,023
Issuance of Common Stock- July 2010 Private Placement	28,000,000	28,000			6,972,000		7,000,000
Issuance of Common Stock- Patterson Investment	1,000,000	1,000			249,000		250,000
Net loss						(15,789,559)	(15,789,559)

Balance as of September 30, 2010	140,428,057	$140,428	-	$-	$36,920,513	$(33,710,494)	$3,350,447

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,789,559)	$(9,693,734)
Adjustments to reconcile net loss operations to net cash (used in) operating activities:
Depreciation	49,089	41,290
Grant of options for services	6,113,790	184,150
Issuance of common stock for services	700,000
Issuance of warrants for services	1,601,314	-
Amortization of debt discount	-	1,312,500
Loss on equity investment	108,785	-
Post-Maturity Warrants	100,619	3,635,992
Changes in assets and liabilities:
(Increase)/ decrease in accounts receivable	(198,605)	140,500
(Increase) in notes receivable	(8,710)
Decrease in costs and estimated earned profits in excess of billings on completed contracts	-	28,814
(Increase)/ decrease in inventories	(84,871)	(100,402)
(Increase)/ decrease in prepaid expenses and other assets	(13,977)	48,980
Increase in accounts payable and accrued liabilities	1,025,860	66,330
Increase in due to related party	274,298	367,761
Increase in accrued interest payable	-	211,408
Increase in deposit payable	200,000	19,403
Increase in billings in excess of costs and estimated earned profits on uncompleted contracts	48,186	-
NET CASH (USED IN) OPERATING ACTIVITIES	(5,873,781)	(3,737,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,081,225)	(61,926)
(Increase) in equity investment	(133,825)	(20,420)
NET CASH (USED IN) INVESTING ACTIVITIES	(1,215,050)	(82,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	2,120,859	-
Repayment of loans payable	(1,120,402)	-
Proceeds from private placement- preferred stock	-	1,895,000
Proceeds from private placement- common stock	9,090,576	1,065,000
Proceeds from debt converted into preferred stock	-	1,465,900
Proceeds from the sale of common stock	250,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,341,033	4,425,900

INCREASE IN CASH AND CASH EQUIVALENTS	3,252,202	606,546
CASH AND CASH EQUIVALENTS - beginning of year	1,032,160	425,614

CASH AND CASH EQUIVALENTS- end of year	$4,284,362	$1,032,160

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$14,034	$28,387
Income taxes	$6,386	$8,758

Non-cash investing and financing activites:
Shareholder forgiveness of debt contributed as capital	$-	$685,434
Shareholder bridge loans converted to common stock	$-	$44,425
Conversion of promissory notes and accrued interest into common stock	$2,141,692	$-
Conversion of debt and accrued interest into common stock	$2,328,023	$-

See accompanying notes.

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

The Company

Boomerang Systems, Inc. a Utah corporation (“Boomerang Utah”) was incorporated under the laws of the State of Utah on December 6, 2006.

On February 6, 2008, Boomerang Utah entered into an agreement with Digital Resources, Inc, (“Digital”) (formerly Dominion Resources, Inc.), a Delaware corporation. Under the terms of the agreement (the “Acquisition”) Digital issued as consideration for all the business, assets and liabilities of Boomerang Utah 13,333,333 shares of Digital to the former stockholders of Boomerang Utah.  Upon consummation of the Acquisition, Boomerang Utah became a wholly owned subsidiary of Digital, with the shareholders of Boomerang Utah owning approximately 80.9% of Digital. Under generally accepted accounting principles, the acquisition by Digital of Boomerang Utah is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Boomerang Utah of Digital. As the Acquisition was a capital transaction, and not a business combination, there is no assigned goodwill or other intangible asset resulting from the Acquisition.

This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of Digital, as the legal acquiror, are those of the accounting acquiror, Boomerang Utah.  The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented.  Thus, the 13,333,333 shares of common stock issued to the former Boomerang Utah stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.

Concurrent with the Acquisition on February 6, 2008, Digital completed (i) a private placement of 2,000,000 shares of its Common Stock pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) resulting in net proceeds of approximately $1,700,000, (ii) a one-for-fifteen reverse stock split of Digital’s outstanding shares (the “Reverse Split”), and (iii) a corporate name change of the Company from Digital Resources, Inc. to Boomerang Systems, Inc.

All share numbers in the financial statements give effect to the Reverse Split.

The Company, through its wholly owned subsidiary, Boomerang Utah, is engaged in the design, development, and marketing of automated racking and retrieval systems for automobile parking and containerized self-storage units. The Company was a developmental stage company through the first quarter of fiscal 2008.

Unless the context otherwise requires, the terms “Company,” “we,” “our,” and “us,” means Boomerang Systems, Inc. and its consolidated subsidiaries.

Our fiscal year end is September 30th.  We define fiscal year 2010 as the twelve month period ended September 30, 2010.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Research and Development

Pursuant to ASC 730 (formerly SFAS No. 2), research and development costs are expensed as incurred.  Research and development costs for the years ended September 30, 2010 and 2009 were $2,669,331 and $1,226,020, respectively.

Earnings Per Common Share

We adopted ASC 260 (formerly FASB No. 128, "Earnings per Share"). The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/ (loss) per share was computed by dividing our net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted income/ (loss) per common share for the years ended September 30, 2010 and September 30, 2009 was 99,219,083 and 18,239,873, respectively.  The Company’s common stock equivalents, of outstanding options and warrants, have not been included as to include them would be anti-dilutive. As of September 30, 2010 and 2009, there were fully vested options outstanding for the purchase of 7,237,686 and 2,507,686 common shares and warrants for the purchase of 49,164,637 and 6,678,031 common shares, respectively, both of which could potentially dilute future earnings per share.

Revenue Recognition

Revenues from the sales of RoboticValet systems will be recognized at such time as the title and risk of loss of the system passes to the customer, which Management expects will generally occur within one year of the start of production under the terms of the related sales agreement.

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

Estimates for the costs to complete the project are periodically updated by management during the performance of the project. Provisions for changes in estimated costs and losses, if any, on uncompleted projects are made in the period in which such losses are determined.

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues of $718,530 and $0 have been recognized for the twelve months ended September 30, 2010 and 2009 under the percentage of completion method.

Cash and Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts:

Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We consider our accounts receivables to be favorably collectible.  Accordingly, we have not recorded an allowance for doubtful accounts at September 30, 2010 and 2009, respectively.

Equity Investment

The Company accounts for equity investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The Company reviews these investments periodically for impairment and makes appropriate reductions in carrying value when other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the Company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation could result in additional other-than-temporary losses in future periods.  See Note 4.

Inventory

Inventories consisting of parts, materials and assemblies are stated at the lower of cost or market. Cost is determined using the weighted average cost method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to thirty-nine years. Depreciation and amortization for the years ended September 30, 2010 and September 30, 2009 was $49,089 and $41,290, respectively.

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

Management Estimates

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

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Warranty Reserves

The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  At the time of completion of a project the Company will record a warranty reserve for estimated costs in connection with future warranty claims.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly.  As of September 30, 2010 and 2009 the Company has not recorded a reserve for warranty claims.  The Company has incurred warranty expense of $8,162 and $0 in fiscal years 2010 and 2009, respectively, relating to its completed projects.

Advertising Expense

Advertising costs amounted to $190,326 and $213,225 for the years ended September 30, 2010 and 2009, respectively. Advertising costs are expensed as incurred.

Stock-Based Compensation

The analysis and computation was performed based on our adoption of ASC 718-10-25 (formerly FAS No. 123R, share-based payment), which requires the recognition of the fair value of stock-based compensation.  For the fiscal years ended September 30, 2010 and 2009, we conducted an outside independent analysis and our own review, and based on the results, we recognized $487,616 and $184,150 in share-based payments related to non-vested stock options that were issued during fiscal year 2010 and 2009.  In addition, at September 30, 2010, we recognized $5,626,174 related to fully vested stock options that were issued during the fiscal year, $700,000 for common stock that was issued to the CEO of the Company and $1,601,314 for the issuance of warrants. See Note 11.

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Certain fiscal year ended September 30, 2009 items have been reclassified to conform with the fiscal year ended September 30, 2010 presentation.

Recent Accounting Pronouncements

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

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855)” (“ASU 2010-09”) which provides an update to Topic 855, “Subsequent Events”. This update clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. This guidance became effective upon issuance and has been adopted by the Company.

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) which requires additional disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. These amendments affect all entities with financing receivables, excluding short-term accounts receivable or receivables measured at fair value or lower of cost or fair value. The guidance on disclosures as of the end of a reporting period will be effective for the Company on December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s second quarter of fiscal year 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated financial statements of the Company.

NOTE 3 - NOTE RECEIVABLE

On January 6, 2010, the Company converted a $26,000 Accounts Receivable balance from a customer into a Note Receivable bearing interest of 6%.  Monthly payments of $2,167 plus interest started February 1, 2010.  This receivable is due to be paid in full as of January 2011.  The amount outstanding at September 30, 2010 was $8,710.

NOTE 4 – INVESTMENTS

The Company made an initial capital investment of $20,420 in the United Arab Emirates “UAE” joint venture, Boomerang Systems Middle East, LLC.  This investment was part of the application process to obtain a commercial license in the UAE.  This license was granted on October 26, 2009.  Boomerang Systems Middle East, LLC is owned by Boomerang Systems USA Corp. (49%), a subsidiary of Boomerang Systems, Inc., and Tawreed Companies Representation (51%), a UAE company.  The equity method is used to calculate the current amount of this investment.

During the fiscal year ended September 30, 2010, the Company made additional investments, bringing our total investment to $154,245.  Based on the equity method, the 49% loss we recognized on this investment was $108,785.  After factoring in the loss, our carrying value on this investment was $45,460 at September 30, 2010.

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 5 – INVENTORY

The components of Inventory as of September 30, 2010 and 2009 were:

	2010	2009
Parts, materials and assemblies	$265,761	$180,890
Total Inventory	$265,761	$180,890

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred.  Costs of major additions and betterments are capitalized.  Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets.  Depreciation and amortization for the years ended September 30, 2010 and 2009 were $49,089 and $41,290, respectively.

Property, plant and equipment consist of the following at September 30, 2010 and 2009:

	2010	2009

Computer equipment	$138,823	$132,128
Machinery and equipment	96,855	96,855
Furniture and fixtures	34,720	32,858
Leasehold improvements	62,469	62,469
Construction in progress (1)	1,072,668	-
	$1,405,535	$324,310
Less: Accumulated depreciation	110,147	61,058
	$1,295,388	$263,252

(1) All construction in progress at September 30, 2010, is for the demo facility being built at Crystal Springs Resort

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 7 – BILLINGS IN EXCESS OF COSTS/COSTS IN EXCESS OF BILLINGS

The Company entered into a contract in 2010 for the construction of a rack and rail-based parking system and will be recognizing revenue on the percentage of completion method.

Information with respect to uncompleted contracts at September 30, 2010 and September 30, 2009 are as follows:

	September 30, 2010	September 30, 2009

Billings	766,716	-
Less: Earnings (revenue) on Billings to date	718,530	-
Billings in excess of cost	48,186	-

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and other liabilities at September 30, 2010 and 2009 consist of the following:

	2010	2009

Accounts payable – trade	$889,724	$423,174
Accrued interest	16,258	105,113
Accrued taxes under employment agreement	315,000	-0-
Accrued payroll	99,714	20,743
Other accrued expenses	91,385	14,767
Total	$1,412,081	$563,797

NOTE 9 – INCOME TAXES

The tax expense (benefit) for the years ended September 30, 2010 and 2009 consists of the following components:

	2010	2009

Current	$0	$0
Federal	-0-	-0-
State	6,386	8,758

Deferred
Federal	-0-	-0-
State	-0-	-0-

Total	$6,386	$8,758

The income tax benefit for the year does not bear the expected relationship between pretax loss and the Federal corporate income tax rate of 34% because of the direct effect of state and local income taxes.

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 9 – INCOME TAXES (continued)

The reconciliation between the actual and expected federal tax is as follows:

	2010	2009
Federal corporate tax rate of 34% and applicable AMT applied to pretax loss	$-	$-
State and local taxes, net of federal benefit	6,386	8,758
Effect of non-deductible entertainment	-	-
Effect of tax vs. book depreciation	-	-
Effect of capital loss carry forward	-	-
Effect of NOL limitation	-	-
Total tax expense (benefit)	$6,386	$8,758

Deferred income taxes consist of the following at September 30, 2010 and 2009:

	2010	2009

Deferred tax assets	$2,429,640	$858,500
Deferred tax liabilities	-	-
Valuation allowance	(2,429,640)	(858,500)
Total	$-	$-

As of September 30, 2010, the Company had net operating losses (“NOLs”) of approximately $7,146,000 and for September 30, 2009, it had NOLs of approximately $2,525,000.  These amounts are available to be carried forward to offset future taxable income. The carry forwards begin to expire for the year ended September 30, 2027. The Company has provided a full 100% valuation allowance on the deferred tax assets at September 30, 2009 and 2010 to reduce such deferred income tax assets to zero as it is management’s belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles.  Management will review the valuation allowance required periodically and make adjustments if warranted.

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

NOTE 10 –DEBT

Current Debt

Effective February 6, 2008, subsequent to the reverse merger, the Company was indebted for an unsecured loan to a third party.  The loan is not collateralized and bears interest at an annual rate of 10%.  As of September 30, 2010 the loan is due on demand.  The balance of the loan including interest at September 30, 2010 is $80,538.

During the fourth quarter of fiscal 2008, the Company issued $1,500,000 principal amount of the Company’s promissory notes (“the August 2008 Promissory Notes”) due twelve months from issuance (August 2009) with interest accruing at the rate of 12% per annum, payable at 1% per month. Issued with the promissory notes were five-year common stock purchase warrants exercisable at $1.25 per share to purchase an aggregate of 1,500,000 shares of Common Stock, or one warrant for each $1.00 of notes purchased. The promissory notes went into default on August 31, 2009.  In the event the promissory notes and any accrued but unpaid interest were not paid at maturity, the holders of the notes were to be issued additional five-year common stock purchase warrants exercisable at a per common share exercise price equal to 80% of the average of the last sale prices for the Company’s Common Stock during the most recent ten trading days prior to the date of issuance of the warrants and, in the event last sale prices were unavailable for a full ten trading days, such additional number of trading days immediately prior to such ten trading day period so as to total the most recent ten trading days during which last sale prices are available.

The Company recorded a debt discount with regard to these warrants based on their maximum proportional value relative to the $1,500,000 of debt.  This discount was amortized over the life of the loan.  The Company recognized $1,312,500 of interest expense related to these warrants during the year ended September 30, 2009.  The $1,500,000 debt discount was fully amortized by the year ended September 30, 2009.

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 10 –DEBT (continued)

The Company determined to use its financial resources for research and development and elected not to pay the August 2008 Promissory Notes when due.  Through November 2009, when the exchange of the promissory notes for shares of common stock and the repayment of the remaining note occurred, as described below, the Company issued post-maturity or default warrants to purchase an aggregate of 5,302,541 shares of the Company’s common stock of which warrants to purchase 2,551,681 shares are exercisable at $0.72 on account of the default occurring in August 2009, warrants to purchase 2,576,350 shares are exercisable at $0.69 on account of the default occurring in September 2009, warrants to purchase 86,821 shares are exercisable at $0.68 on account of default occurring in October 2009 and warrants to purchase 87,689 shares exercisable at $0.58 on account of the default occurring in November 2009.  The Company used the Black-Scholes Method to calculate the value of these warrants.

During the first quarter of 2010, the holders of $1,450,000 principal amount of the August 2008 Promissory Notes exchanged their principal and accrued interest into shares of the Company’s common stock at an exchange rate of $0.10 of principal and accrued interest for each share of common stock.  This transaction was completed on November 30, 2009, and $1,678,038 of principal and accrued interest was exchanged for 16,780,065 shares of common stock.  A holder of $50,000 in principal of the August 2008 Promissory Notes, elected not to convert his note into shares of the Company’s common stock. The Company repaid this note holder his principal and accrued interest totaling $58,810.

On April 30, 2009, a third party lender agreed to extend the loan maturity date on its loan, which was originally due on demand, until December 31, 2010.  The interest rate on this loan was 12% and there was no forgiveness of debt during the fiscal year.  At September 30, 2010, the total amount of principal and interest due was $398,012.  The entire balance of this loan was converted to common stock after the Company’s 2010 fiscal year end.  See Note 15.

On January 25, 2010, the Company issued a 6% Convertible Promissory Note to a third party in the amount of $360,000 due January 25, 2011.  The Note was convertible into shares of the Company’s common stock at a price equal to the most recent price at which the Company sold shares of its common stock in a public or private offering prior to the date of conversion.  In March 2010, the principal and accrued interest on this note were converted into 3,628,856 shares of common stock based on a conversion price of $0.10 per share.

Through our wholly owned subsidiary Boomerang Utah, we renewed two loan agreements with a non-affiliated bank. The first was a $200,000 loan that had a maturity date of May 16, 2010 with an interest rate of 3.5% per annum, which we extended to May 16, 2011 with an interest rate of 3.05% per annum.

The second such loan was a $285,000 loan with a maturity date of May 14, 2010 with an interest rate of 3.341% per annum, that was extended to May 14, 2011.  Also, accrued interest of $15,728 was consolidated into this loan. The principal balance on June 30, 2010 was $300,728.  With each extension on the stated loans, with exception of the last extension, we paid the interest that was accrued to the maturity date and the interest rates were updated to reflect the current market rates.  The Company did not view these loans as being substantially modified, but rather as having been converted into new loans.  Both of these loans were secured by collateral committed by a related party. See Note 12.  In July 2010, the related party exchanged the collateral for the amounts due under the loans and then converted the loans into shares of our common stock as part of the July 8, 2010 Debt Conversion. See Note 11.

Current Debt – Related Party

On February 5, 2010, the Company issued a 6% Convertible Promissory Note to James Mulvihill, brother of Christopher Mulvihill, our President, and son of Gail Mulvihill, a principal stockholder, in the amount of $100,000 due February 5, 2011.  The note contained the same terms as the third party note issued in January 2010.  In March 2010, the principal and accrued interest on this note was converted into 1,007,680 shares of common stock.

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 10 –DEBT (continued)

In April 2010, Gail Mulvihill, a principal stockholder and mother to the President of the Company, loaned $130,000, due on demand, to the Company bearing interest of 6% per annum.  The note was secured by the Company’s accounts receivable and inventory.  In July 2010, this loan plus accrued interest was repaid in full.

In May 2010, the Company entered into a 6% line of credit with Sail Energy, a company owned by Gail Mulvihill, for up to $1,300,000 which is due on December 31, 2011.  The amount outstanding under this line of credit as of September 30, 2010 was $273,000.  The line of credit is convertible into shares of the Company’s common stock and warrants to purchase shares of common stock at a conversion rate of $0.25 for one share of our common stock and one five-year warrant to purchase one additional share with an exercise price of $0.25 per share. The conversion, if any, will be based on the outstanding amount of indebtedness at the time of conversion.

In July 2010, the Company entered into a 6% Convertible Promissory Note with Venturetek, LP, a principal stockholder of the Company, with a principal amount of $273,000 which is due on December 31, 2011.  The note, together with accrued but unpaid interest, is convertible into shares of the Company’s common stock and warrants to purchase shares of common stock at a rate of $0.25 for a unit consisting of one share of our common stock and one five-year warrant to purchase one additional share at an exercise price of $0.25 per share.  The conversion, if any, will be based on the outstanding amount of indebtedness at the time of conversion.

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 10 –DEBT (continued)

	Principal
	As of
Current Debt	9/30/2010	9/30/2009	Maturity Date		Interest Rate	Secured
Loan Payable- Third Party	80,538	72,904	Due Upon Demand		10%	No
Promissory Notes- Third Party	-	658,865	8/31/2009	(1)	12%	No
Loan Payable- Third Party	398,012	-	12/31/2010	(2)	12%	No
Note Payable- Bank	-	200,000	5/16/2011	(3)	3.05%	Yes
Note Payable- Bank	-	285,000	5/14/2011	(3)	3.34%	Yes
Lease Payable- Bank (current portion)	28,358	26,593	9/30/2010		6.45%	Yes
Total Current Debt:	506,908	1,243,362

Debt- Current Portion- Related Party
Promissory Notes- Related Party	-	1,060,098	8/31/2009	(1)	12%	No
Total Debt- Current Portion- Related Party:	-	1,060,098

Current Debt- Related Party
Loan Payable- Related Party	273,000	-	12/31/2011		6%	No
Loan Payable- Related Party	273,000	-	12/31/2011		6%	No
Total Current Debt- Related Party:	546,000	-

Long-Term Debt
Loan Payable- Third Party	-	363,053	12/31/2010		12%	No
Lease Payable- Bank	38,111	66,469	12/31/2012		6.45%	Yes
Total Long-Term Debt:	38,111	429,522

Long-Term Debt- Related Party
Loan Payable- Related Party	-	1,000,000	12/31/2010	(3)	9%	No
Total Long-Term Debt- Related Party:	-	1,000,000

(1) This note was converted into common stock as described above
(2) This note was converted into common stock and warrants after fiscal year end. See Note 15.
(3) These notes were converted into common stock and warrants as part of the conversion of debt that occurred on July 8, 2010

Capital lease payable to bank*	9/30/2010	9/30/2009

Secured by equipment	$66,469	$93,062
Less: current maturities	(28,358)	(26,593)
Total long-term debt	$38,111	$66,469

*payable in monthly installments of $2, 651 including interest at 6.448% due December 1, 2012

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 10 –DEBT (continued)

Aggregate maturities required on long-term debt at September 30, 2010 is as follows:

Year Ended
September 30,

2011	$28,358
2012	30,242
2013	7,869
Subtotal	66,469
Less current	(28,358)
Total long-term	$38,111

NOTE 11 - EQUITY

Preferred Stock

The Company designated 1,000,000 shares of preferred stock, with a par value of $0.01 per share.  As of September 30, 2010 and 2009, there were no shares of preferred stock issued and outstanding.

Common Stock

On November 12, 2009 the Board of Directors approved an amendment to the Company’s Certificate of Incorporation, increasing the Company’s authorized common shares from 100,000,000 to 200,000,000, with a par value of $0.001 per share, which was effected by the filing of an amendment to our certificate of incorporation with the Secretary of State of Delaware on January 19, 2010.  In September 2010, the Board of Directors unanimously approved an amendment to the Company’s Certificate of Incorporation, increasing the Company’s authorized shares of common stock from 200,000,000 to 400,000,000, which was approved by the written consent of the holders of a majority of our issued and outstanding shares of our common stock on September 29, 2010.  The increase was affected by the filing of an amendment to our certificate of incorporation with the Secretary of State of Delaware on November 23, 2010.

During the first quarter of fiscal year 2010, the holders of $1,450,000 principal amount of  the Company’s 12% promissory notes issued in the fourth quarter of fiscal 2008 exchanged their principal and accrued interest into the Company’s common stock at an exchange ratio of $0.10 of principal and accrued interest for each share of common stock.  This transaction was completed on November 30, 2009 and $1,678,038 of principal and accrued interest was exchanged for 16,780,065 common shares. See Note 10.

During the quarter ended December 31, 2009, the Company sold 13,905,750 shares of its common stock at a price of $0.10 per share for proceeds of $1,390,575.

In March 2010 the 6% Convertible Promissory Notes issued to a third party in the principal amount of $360,000 and James Mulvihill, a related party, in the principal amount of $100,000, and all accrued but unpaid interest thereon were converted into 4,636,536 shares of common stock at a rate of $0.10 per share.

From March 2010 through June 2010, the Company sold 2,800,000 shares of common stock at $0.25 per share in private placements for proceeds of $700,000.  These investors also received five-year warrants to purchase 2,800,000 shares with an exercise price of $0.25 per share.

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 11 – EQUITY (continued)

In June 2010, the Company issued 2,800,000 shares of common stock to an officer of the Company as compensation for employment.  The company recognized $700,000 in expense for this issuance of common stock based on a value of $0.25 per share on the date of issuance.  See Note 13.

On July 8, 2010, the holders of $2,328,024 of outstanding indebtedness and obligations of the Company, all of whom are related parties, exchanged their indebtedness for units consisting of shares of the Company’s Common Stock and Common Stock Purchase Warrants.  The exchange was for an aggregate of 9,312,096 shares of the Company’s common stock and an equal number of Common Stock Purchase Warrants to purchase shares of common stock, which are exercisable for a period of 5 years at an exercise price of $0.25.  The exchange was at a rate of $0.25 for one share of common stock and one warrant.

On July 13, 2010, the Company completed a $7,000,000 private offering of securities, pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”).  $1,330,000 of the securities were sold to related parties and $5,670,000 were sold to other private equity investors.  The offering was consummated for the sale of 28,000,000 shares of the Company’s common stock, $0.001 par value, and an equal amount of five-year warrants to purchase one additional share of our common stock at an exercise price of $0.25 per share.

During September 2010, the Company sold 1,000,000 shares of common stock to an officer of the Company for $250,000 under the terms of his employment agreement.  This issuance of common stock based on a price of $0.25 per share on the date of issuance.  This officer also received five-year warrants to purchase 1,000,000 shares with an exercise price of $0.25 per share.  See Note 13.

Options

During October 2009, the Company granted options to employees to purchase common stock; i) comprised of ten-year non-qualified, fully vested options to purchase 20,000 shares  exercisable at $0.10 per share and; ii) five-year non-qualified options to purchase 500,000 shares exercisable at $0.10 per share.  The 500,000 shares options are subject to the following vesting schedule; 25% vest eighteen months after the grant date of October 15, 2009 and 25% vest each six months thereafter.  The fair value of common shares on the date of grant for the 520,000 options was $0.81 per share, these options are subject to forfeiture until service conditions associated with their grant are satisfied.  The Company valued the 20,000 fully vested options at approximately $16,000 and the 500,000 options at approximately $405,000, to be recognized over the expected term of their vesting.

In February 2010, the Company granted to a director, the Company’s CFO and its then CEO (who remains the CEO of its wholly-owned subsidiary Boomerang Sub, Inc.) ten-year non-qualified, fully vested options to purchase an aggregate of 5,800,000 shares exercisable at $0.10 per share.  These stock options are subject to forfeiture until service conditions associated with their grant are satisfied.  The Company has valued and expensed the 5,800,000 fully vested options at approximately $5,600,000 during the fiscal year ended September 30, 2010.

The Company recorded $6,113,789 and $184,150 of compensation expense, net of related tax effects, for the options that were granted that vested during the twelve months ended September 30, 2010 and 2009, respectively, in accordance with ASC 718-10-25 (formerly SFAS No. 123 (R)). As of September 30, 2010, there is approximately $1,263,000 of total unrecognized costs related to unvested stock options granted to employees. These costs are expected to be recognized over a period of approximately two years.

When the stock options were granted, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used for all options granted during the fiscal year ended September 30, 2010:  (i) risk free interest rate of 1.61, (ii) expected life of 5 years (iii) dividend rate of 0.00% and (iv) expected volatility of 408.62%.

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 11 – EQUITY (continued)

Options (continued)

The volatility assumption for the period was based on the weighted average for the most recent year and long term volatility measures of our stock as well as certain of our peers. Although stock-based compensation expense, recognized in the accompanying consolidated statement of operations for the twelve months ended September 30, 2010 and 2009, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  ASC 718-10-25 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Currently the Company has no historical data to use for estimating out forfeitures.

The following table summarizes option activity for the years ended September 30, 2010 and 2009:

		Weighted Average
	Options	Exercise Price
Outstanding as of September 30, 2008	1,507,686	$0.90
Granted	1,000,000	$0.10
Exercised	-	-
Forfeitures	-	-
Outstanding as of September 30, 2009	2,507,686	$0.58
Granted	6,320,000	$0.10
Exercised	-	-
Forfeitures	-	-
Outstanding as of September 30, 2010	8,827,686	$0.24

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2010 and 2009:

Period	Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Exercisable Options	Weighted Average Remaining Life in Years Exercisable Options

9/30/2010	$0.10-$0.90	8,827,686	7.88	$0.24	7,237,686	$0.26	8.80

9/30/2009	$0.10-$0.90	2,507,586	6.19	$0.58	1,237,686	$0.90	7.23

Warrants

The Company determined to use its financial resources for research and development and elected not to pay the August 2008 Promissory Notes when due.  As a result of this default, during fiscal 2010, the Company issued post-maturity or default warrants to purchase an aggregate of 174,510 shares of the Company’s Common Stock comprised of warrants to purchase 86,821 shares of our common stock exercisable at $0.68 on account of the October 2009 default and warrants to purchase 87,689 shares exercisable at $0.58 on account of the November 2009 default.  The Company recognized $100,619 in expenses for the year ended September 30, 2010. See Note 10.  When the post-maturity warrants were granted, the fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model.  The following weighted assumptions were used for these warrants granted during the fiscal year ended September 30, 2010: (i) risk free interest rate of 1.61%, (ii) expected life of five years, (iii) dividend rate of 0.00% and (iv) expected volatility of 132.3%.

In February and March 2010, the Company granted five-year warrants to a director of the Company to purchase an aggregate of 1,200,000 shares of common stock exercisable at $0.10 per share.  The Company recognized $901,316 in expense for this issuance as this warrant that was exercisable upon grant.

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 11 – EQUITY (continued)

Warrants (continued)

From March – September 2010, there were warrants issued in conjunction with multiple private placements and one debt conversion.  These warrants were all five year warrants with an exercise price of $0.25 per share.

In June 2010, Mr. Patterson was issued 2,800,000 warrants pursuant to his employment agreement.  The Company recognized $699,998 in expense for the issuance of these warrants.  These warrants were cancelled during the fourth quarter of 2010 and   This agreement was subsequently amended and restated in October 2010 to include warrants to purchase a total 5,600,000 shares of common stock exercisable at $0.25 per share.

When the 1,200,000 and 2,800,000 warrants above were granted, the fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model.  The following weighted assumptions were used for these warrants granted during the fiscal year ended September 30, 2010: (i) risk free interest rate of 1.61%, (ii) expected life of five years, (iii) dividend rate of 0.00% and (iv) expected volatility of 272.9%.

The following table summarizes warrant activity for the years ended September 30, 2010 and 2009:

		Weighted Average
	Warrants	Exercise Price
Outstanding as of September 30, 2008	1,550,000	$1.25
Granted	5,128,031	$0.70
Exercised	-	-
Forfeitures	-	-
Outstanding as of September 30, 2009	6,678,031	$0.83
Granted	42,486,606	$0.25
Exercised	-	-
Forfeitures	-	-
Outstanding as of September 30, 2010	49,164,637	$0.33

NOTE 12 – RELATED PARTY TRANSACTIONS

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our company and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us.  Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President.  SB&G entered into a lease with Boomerang Utah dated October 1, 2008, relating to premises located at 324 West 2450 North, Building A, Logan, Utah.  The Company assumed this lease in February 2008.  The initial term of the lease was for one year with an annual rent of $260,610 plus real property and school taxes. Past due rental payments totaling $44,153 have been accrued as of September 30, 2010, and are classified under due to related party on the balance sheet. In addition, Boomerang is obligated to pay for all utilities, repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities.  On March 15, 2010, Boomerang and SB&G agreed to maintain these terms until September 30, 2011.  On July 8, 2010, the Company converted $420,769 of deferred rent into 1,683,077 shares of the Company’s common stock and an equal number of five-year warrants, each to purchase one share of our common stock at an exercise price of $0.25 per share.  See Note 11.

Stan Checketts Properties (“SCP”), a company owned by the CEO of Boomerang’s wholly owned subsidiary, Boomerang Sub, Inc., entered into a lease with Boomerang Utah dated October 1, 2008 for premises located at 324 West 2450 North, Building B, Logan, Utah.  The Company assumed this lease in February 2008.  The initial term of the lease was for one year at a fixed annual rent of $157,680 plus real property and school taxes. Past due rental payments totaling $26,714 have been accrued as of September 30, 2010, and are classified under due to related party on the balance sheet.  In addition, Boomerang is obligated to pay for all utilities and for repairs and maintenance to the property.  The approximately 18,000 square foot leased premises are also used for Boomerang’s manufacturing activities.  On March 15, 2010, Boomerang and SCP agreed to maintain these terms until September 30, 2011.  On July 8, 2010, the Company converted $228,950 of deferred rent into 915,800 shares of the Company’s common stock and an equal number of five-year warrants, each to purchase one share of the Company’s common stock at an exercise price of $0.25. See Note 11.  We are currently under negotiations for leasing an additional 2,400 square feet of office and conference room space with Stan Checketts Properties.  We are paying an additional $1,800 per month for this office space until the lease is finalized.

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 12 – RELATED PARTY TRANSACTIONS (continued)

Boomerang Utah is a joint and several guarantor on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $808,687 as of September 30, 2010, bearing interest at 3.807% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah.  Messrs. Gene Mulvihill, Checketts, and Burton Koffman (“Koffman”), are the other joint and several guarantors of the promissory note.  Gene Mulvihill is the father of Christopher Mulvihill, the President of the Company, and husband of Gail Mulvihill.

Messrs. Gene Mulvihill and Koffman are the guarantors of a financing lease entered into on September 1, 2007 between Boomerang Utah and a nonaffiliated bank, as amended. The lease relates to certain equipment used by Boomerang Utah in its manufacturing operations. The total cost of the equipment was approximately $900,000. The rental is payable in sixty monthly installments of approximately $12,750. Boomerang Utah has the option to purchase the equipment at the conclusion of the lease term for approximately $315,000 which amount is the parties’ pre-determined fair market value of the equipment at the conclusion of the lease.

J and A Financing, Inc. (“J and A”), owned by Messrs. Gene Mulvihill and Koffman, guaranteed two loans to Boomerang Utah from a non-affiliated bank, which totaled $500,728 as of June 30, 2010.  The loans bore interest at 3.341% and 3.5% respectively, and were due on May 14, 2010 and May 16, 2010, respectively.  These loans were renewed during the quarter ended June 30, 2010 and the interest rates were then 3.341% and 3.05%, respectively, with the notes then due on May 14, 2011 and May 16, 2011, respectively.  In July 2010, J and A used collateral to repay these loans in full to the non-affiliated bank, thereby assuming the loan which the Company then repaid by converting the outstanding debt to Common Stock on July 8, 2010, as part of the Debt Conversion.  See Note 11.

During fiscal year 2008, J and A loaned $1,000,000 to the Company.  This loan was due to mature on March 31, 2011.  The interest rate was 9% and the principal amount due at June 30, 2010 was $1,000,000.  This loan was converted to Common Stock on July 8, 2010, as part of the Debt Conversion.  See Note 11.  In total, $1,678,304 of debt, constituting all of the principal plus all accrued interest of this loan, as well as the bank loans assumed by J&A as described above, was converted into 6,713,218 units consisting of one share of our common stock common stock and one five-year warrant to purchase one share of our common stock with an exercise price $0.25.

During the fiscal year ended September 30, 2010, the Company reimbursed North Jersey Management Services, Inc. for payroll related expenses for the services of Joseph Bellantoni, the Company’s Chief Financial Officer, and Maureen Cowell, the Company’s Corporate Secretary.  Mr. Bellantoni is also the President and Mrs. Cowell is the Vice President of North Jersey Management Services, Inc.  The amount of this expense during the fiscal year ended September 30, 2010 was $49,500; which is recorded under General and Administrative expenses.

During the fiscal year ended September 30, 2010, the Company used the services of Coordinate Services, Inc. for product development.   The owner of this company is Gene Mulvihill, Jr. who is the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense during the fiscal years ended September 30, 2010 and 2009 was $128,959 and $31,927, respectively; which is recorded under Research and Development expenses.

On February 5, 2010, the Company issued a 6% Convertible Promissory Note to James Mulvihill, brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill, in the amount of $100,000 due February 5, 2011.  See Note 10.  In March 2010, the principal and accrued interest on this note was converted into 1,007,680 shares of common stock.

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 12 – RELATED PARTY TRANSACTIONS (continued)

In April 2010, Gail Mulvihill loaned $130,000 to the Company bearing interest of 6% and is due on demand.  This loan together with all accrued but unpaid interest was repaid in full during the year ended September 30, 2010.

In April 2010, the Company entered into a ground lease with Route 94 Development Corporation to lease a portion of an approximately fifteen acre parcel in the town of Hamburg, located in Hardyston Township, New Jersey, for a term of twenty years on which we intend to construct a Robotic Valet parking facility. The leased property is within the Crystal Springs Golf and Spa Resort (“the Resort”) adjacent to Grand Cascades Lodge.  The parking facility is being constructed by Crystal Springs Builders, LLC.  Gail Mulvihill is a principal shareholder of Route 94 Development Corporation, the Resort and Crystal Springs Builders, LLC. It is intended that this facility will be used by us primarily for demonstration and marketing purposes in the eastern portion of the United States.  In consideration of the benefits to us under the terms of the lease, we agreed to provide to the lessor and its affiliates parking and storage space within the facility at no cost to the lessor and its affiliates subject to our right to use the facility for demonstration purposes.  In addition, the Company is obligated to pay the operating costs, premiums on the insurance required under the terms of the lease and incremental property taxes resulting from our construction of the facility.  For a period of 60 months commencing five years after execution of the lease, the lessor has the option to purchase the facility from us and we have a right to cause the lessor to buy from us the facility we construct.  The price to be paid by the lessor upon exercise of its option to purchase the facility is 110% of the greater of (i) the depreciated value of the facility, or (ii) the fair market value of the facility, and the price to be paid by the lessor upon exercise of our right to cause the lessor to buy the facility is $1.00.

On May 14, 2010, the Company entered into a line of credit for up to $1,300,000 with Sail Energy, a company owned by Gail Mulvihill who has sole voting and investment control.  Borrowings under this line of credit bear interest at a rate of 6% per annum and payments are due on demand.  The amount outstanding on this line of credit as of September 30, 2010 is $273,000.  See Note 10.

In July 2010, Venturetek, LP, a principal stockholder of the Company, purchased a convertible promissory note from the Company for $273,000.  See Note 10.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Boomerang Utah is a joint and several guarantor on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $808,687, bearing interest at 3.807% per annum and due August 1, 2027.  The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  Messrs. Gene Mulvihill, Checketts, and Koffman, are the other joint and several guarantors of the promissory note.

The lease on our principal office in Morristown, NJ is for a term of five years with a 4% annual increase on the prior year’s base rent.  The two renewal terms are for four years each with 4% annual increases on the prior year’s base rent.  The Company has the option to terminate the lease thirty-six months after the Commencement Date of January 1, 2009.

The aggregate future minimum annual rental payments, exclusive of escalation payments for taxes and operating costs, under operating leases are as follows:

Year ended September 30, 2011	$537,772
September 30, 2012	100,943
September 30, 2013	104,127
September 30, 2014	107,438
Total	$850,280

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

During the fiscal year ended September 30, 2010, the Company entered into various agreements with our CEO, Mark Patterson.  In June 2010, the Company entered into an employment agreement pursuant to which Mr. Patterson joined our Company as Executive Vice President and under which Mr. Patterson was issued 2,800,000 shares of our common stock.  The Company has agreed to pay all Federal and State income taxes incurred by Mr. Patterson as a result of receiving these shares of common stock.  The Company recognized $700,000 in expense for the issuance of these common shares and $315,000 in expense for the related Federal and State Income tax of the above transaction.  Mr. Patterson was also issued 2,800,000 warrants pursuant to his June 2010 employment agreement.  The Company recognized $699,998 in expense for the issuance of these warrants.  These warrants were cancelled during the fourth quarter of 2010 and this agreement was subsequently amended and restated in October 2010 to include warrants to purchase a total 5,600,000 shares of common stock exercisable at $0.25 per share. See Note 15.  In August 2010, we entered into a new employment agreement with Mr. Patterson, pursuant to which, as amended and restated in October 2010, he serves as our Chief Executive Officer.

NOTE 14 – CONCENTRATION OF RISK

Financial instruments, which potentially expose the Company to concentrations of risk, consist primarily of cash and trade accounts receivable.  The Company maintains some of its cash balances in accounts, which exceed federally insured limits.  At September 30, 2010 and 2009, cash deposits exceeded federally insured limits by approximately $3,721,280 and $569,934.  The Company has not experienced any losses to date resulting from this policy.  Certain vendors to the Company also accounted for a large representation of its purchases.  The purchases from three vendors were in excess of 5% of purchases.  The Company routinely assesses the financial strength of its customers, and as a consequence believes the concentration of these credit risks are limited.

NOTE 15 – SUBSEQUENT EVENTS

On October 1, 2010, the Company entered into an amended and restated employment agreement with our Chief Executive Officer, Mark Patterson.  The amended agreement provides for the same base salary of $200,000 per year and provides for a grant of an aggregate of 21,600,000 five-year warrants with an exercise price of $0.25 per share that vest and become exercisable as follows: (i) 5,400,000 on October 1, 2010, (ii) 4,200,000 on each of February 1 and August 1, 2011 and February 1, 2012, and (iii) 3,600,000 on August 1, 2012.  The amended agreement provides Mr. Patterson with a right of first refusal, pursuant to which Mr. Patterson has the right, but not the obligation, to maintain his then pro rata share of the Company’s issued and outstanding shares and warrants by purchasing additional shares and warrants each time the Company offers shares and/or warrants for sale.

In October 2010, the Company granted ten-year non-qualified, fully vested options to the Company’s President, Christopher Mulvihill, to purchase 4,000,000 shares of common stock exercisable at $0.25 per share.

In November 2010, the Company issued five-year warrants to our CEO, Mark Patterson, in connection with the amendment and termination of his prior employment agreement, to purchase 5,600,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  These warrants were issued in conjunction with an amendment to the Executive employment agreement entered into during June 2010.

In November 2010, the Company sold 666,583 shares of common stock at $0.30 per share in private placements for proceeds of $200,000.  These investors also received five year warrants to purchase 666,583 shares with an exercise price of $0.30 per share.

In November 2010, the Company granted options to the Company’s Chief Operating Officer, Ryan Burleson, to purchase common stock comprised of five-year, non-qualified, fully vested options to purchase 1,000,000 shares exercisable at $0.25 per share.

BOOMERANG SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 15 – SUBSEQUENT EVENTS (continued)

In November 2010, the Company converted a third party loan that was due to mature on December 31, 2010 and which had an interest rate of 12% with a balance of $398,012, including accrued interest, into 1,592,049 shares of the Company’s common stock, $0.001 par value and an equal number of five-year warrants, each to purchase a share of the Company’s common stock with an exercise price of $0.25 per share.

In November 2010, the Company granted options to a consultant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  These options vest immediately and shall expire after a period of 5 years.

In September 2010, the Board of Directors unanimously approved an amendment to the Company’s Certificate of Incorporation, increasing the Company’s authorized shares of common stock from 200,000,000 to 400,000,000, which was approved by the written consent of the holders of a majority of our issued and outstanding shares of our common stock on September 29, 2010.  The increase was affected by the filing of an amendment to our certificate of incorporation with the Secretary of State of Delaware on November 23, 2010.

Between December 23 and December 29, 2010, the Company obtained commitments for an aggregate of $3,250,000 of notes provided by nine accredited investors, including four related parties in the amount of $1,750,000, pursuant to the terms of a commitment letter entered into between these lenders and the Company.  Each note will be a senior unsecured obligation of the Company and shall bear interest from the date of the borrowing thereunder on the outstanding principal balance at a rate of 3% per annum.  Under the terms of the commitment letter, each lender received one five-year warrant for every dollar that lender committed under the note, with an exercise price of $0.30 per share.  In addition, if the Company draws down on the note, each lender will receive additional warrants at a rate of three warrants for each dollar drawn down from that lender's commitment, with the amount of the draw down attributable to each investor’s commitment to be determined on a pro rata basis.