Form 10-Q
period 2010-12-31
Boomerang Systems, Inc.
filed 2011-02-14
CIK 314712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐          No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class - Common Stock, $0.001 par value
142,686,689 shares Outstanding at February 10, 2011

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6-14

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-18

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	18

ITEM 4. Controls and Procedures	18-19

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings	20

ITEM 1A. Risk Factors	20-27

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	27-28

ITEM 3. Defaults Upon Senior Securities	28

ITEM 4. [Reserved and Removed]	28

ITEM 5. Other Information	28

ITEM 6. Exhibits	28

PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,240,708	$4,284,362
Accounts receivable	412,309	235,605
Note receivable	-	8,710
Inventory	161,745	265,761
Prepaid expenses and other assets	99,221	56,717
Costs in excess of billings	705,638	-
Total current assets	2,619,621	4,851,155

Property, plant and equipment, net	2,079,105	1,295,388

Other assets:
Investment	42,357	45,460

Total assets	$4,741,083	$6,192,003

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,774,078	$1,412,081
Due to related party	141,733	70,867
Deposit payable	219,403	219,403
Billings in excesss of costs and estimated earned profits on
uncompleted contracts	-	48,186
Estimated loss on uncompleted contract	17,885	-
Debt- current portion - net of discount	109,356	506,908
Debt- current portion - net of discount- related party	546,000	546,000
Total current liabilities	2,808,455	2,803,445

Long term liabilities:
Debt- less current portion	30,732	38,111
Total long term liabilities	30,732	38,111

Total liabilities	2,839,187	2,841,556

Stockholders' equity:
Preferred stock, $0.01 par value; authorized shares 1,000,000;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 400,000,000 and 200,000,000;
142,686,689 and 140,428,057 issued and outstanding	142,686	140,428
Additional paid in capital	42,017,350	36,920,513
Accumulated (deficit)	(40,258,140)	(33,710,494)
Total stockholders' equity	1,901,896	3,350,447

Total liabilities and stockholders' equity	$4,741,083	$6,192,003

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

Revenues:
System sales	$1,166,133	$-
Total revenues	1,166,133	-

Cost of Goods Sold	1,258,919	-
Gross Profit	(92,786)	-

Expenses:
Sales and marketing	304,774	229,524
General and administrative expenses	874,040	713,013
Stock-based compensation	4,501,084	138,104
Research and development	730,845	523,287
Depreciation and amortization	12,321	12,130
Total expenses	6,423,064	1,616,058

Loss from operations	(6,515,850)	(1,616,058)

Other income (expenses):
Interest income	817	1,742
Interest expense	(11,339)	(60,001)
Loss on disposal of equipment	(1,893)
Loss on equity investment	(16,717)	-
Total other income (expenses)	(29,132)	(58,259)

Loss before provision for income taxes	(6,544,982)	(1,674,317)
Provision for income taxes	2,664	2,835

Net loss	$(6,547,646)	$(1,677,152)

Net loss per common share - basic and diluted	$(0.05)	$(0.02)

Weighted average number of shares - basic and diluted	141,302,452	70,718,179

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,547,646)	$(1,677,152)
Adjustments to reconcile net loss operations to
net cash (used in) operating activities:
Depreciation	12,321	12,130
Loss on disposal of equipment	1,893	-
Grant of options for services	1,451,120	138,104
Issuance of warrants for services	3,049,964	-
Loss on equity investment	16,717	-
Post-Maturity Warrants	-	100,619
Changes in assets and liabilities:
(Increase) in accounts receivable	(176,704)	-
Decrease in notes receivable	8,710	-
(Increase) in costs and estimated earned profits in excess of
billings on completed contracts	(705,638)	-
(Increase)/ decrease in inventories	104,016	(151,614)
(Increase) in prepaid expenses and other assets	(42,504)	(8,221)
Increase in accounts payable and accrued liabilities	361,997	86,434
Increase in due to related party	70,866	41,497
Increase in deposit payable	-	59,901
(Decrease) in billings in excess of costs and estimated earned
profits on uncompleted contracts	(48,186)	-
Increase in estimated loss on uncompleted contract	17,885	-
NET CASH (USED IN) OPERATING ACTIVITIES	(2,425,189)	(1,398,302)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(797,931)	(1,135)
(Increase) in equity investment	(13,614)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(811,545)	(1,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	(6,920)	(65,729)
Proceeds from private placement- common stock	200,000	1,390,575
NET CASH PROVIDED BY FINANCING ACTIVITIES	193,080	1,324,846

DECREASE IN CASH AND CASH EQUIVALENTS	(3,043,654)	(74,591)
CASH AND CASH EQUIVALENTS - beginning of period	4,284,362	1,032,160

CASH AND CASH EQUIVALENTS- end of period	$1,240,708	$957,569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,034	$8,810
Income taxes	$2,664	$2,835

Non-cash investing and financing activites:
Conversion of promissory notes and accrued interest into common stock	$-	$1,678,038
Conversion of debt and accrued interest into common stock	$398,012	$-

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2010

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS:

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

Our fiscal year end is September 30th.  We define fiscal year 2011 as the twelve month period ended September 30, 2011.

Basis of Presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared for the interim period and are unaudited (consisting only of normal recurring adjustments) which are in the in opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results for the Company to be expected for the full fiscal year ending September 30, 2011.

Reclassification:

Certain quarter ended December 31, 2009 items have been reclassified to conform to the quarter ended December 31, 2010 presentation.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2010

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the entire contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  For the three months ended December 31, 2010 the Company had recognized a loss of $89,314 on uncompleted contracts.

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

Revenue of $1,166,133 and $0 has been recorded for the three months ended December 31, 2010 and 2009, respectively.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Common Share:

We adopted ASC 260 (formerly FASB No. 128, “Earnings per Share”). The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/ (loss) per share was computed by dividing our net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted income/(loss) per common share for the quarters ended December 31, 2010 and 2009 were 141,302,452 and 70,718,179, respectively. The Company’s common stock equivalents, net of outstanding options and warrants, have not been included as to include them would be anti-dilutive. As of December 31, 2010, there were options outstanding for the purchase of 13,827,686 common shares and warrants for the purchase of 65,773,269 common shares, both of which could potentially dilute future earnings per share.

Stock-Based Compensation:

The analysis and computation was performed based on our adoption of ASC 718-10-25 (formerly FAS No. 123R, share-based payment), which requires the recognition of the fair value of stock-based compensation.  For the fiscal quarters ended December 31, 2010 and 2009, we conducted an outside independent analysis and our own review, and based on the results, we recognized $201,123 and $138,104, respectively, in share-based payments related to non-vested stock options that were issued during fiscal year 2009.  In addition, at December 31, 2010, we recognized $1,249,997 related to fully vested stock options that were issued to officers during fiscal year 2011 and $3,049,964 for the issuance of warrants, of which $2,049,978 is for warrants issued to the Chief Executive Officer of the Company.  See Note 8.

Research and Development:

Pursuant to ASC 730 (formerly SFAS No. 2), research and development costs are expensed as incurred.  Research and Development expense for the three months ended December 31, 2010 and 2009 were $730,845 and $523,287 respectively.

Advertising:

Advertising costs amounted to $86,368 and $55,752 for the three months ended December 31, 2010 and 2009, respectively. Advertising costs are expensed as incurred.

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

Accounts Receivable:

Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We consider our accounts receivables to be favorably collectible.  Accordingly, we have not recorded an allowance for doubtful accounts at December 30, 2010 and September 30, 2010.

NOTE 3– INVESTMENTS:

The Company made an initial capital investment of $20,420 in the United Arab Emirates “UAE” joint venture, Boomerang Systems Middle East, LLC.  This investment was part of the application process to obtain a commercial license in the UAE.  This license was granted on October 26, 2009.  Boomerang Systems Middle East, LLC is owned by Boomerang Systems USA Corp. (49%), a subsidiary of Boomerang Systems, Inc., and Tawreed Companies Representation (51%), a UAE company.  The equity method is used to account for this investment.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2010

NOTE 3– INVESTMENTS (continued)

During the three months ended December 31, 2010, the Company made additional investments in the UAE joint venture of $13,613, bringing our total investment to date to $167,859.  Based on the equity method, the 49% loss we have recognized on this investment through December 31, 2010 was $125,502, of which $16,717 was for the first quarter of fiscal 2011.  After factoring in the loss, our carrying value on this investment was $42,357 at December 31, 2010.

NOTE 4- INVENTORY:

The components of Inventory as of December 31, 2010 and September 30, 2010 were:

	December 31, 2010	September 30, 2010
	(Unaudited)	(Audited)
Parts, materials and assemblies	$161,745	$265,761
Total Inventory	$161,745	$265,761

NOTE 5 - PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred.  Costs of major additions and betterments are capitalized.  Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets.  Depreciation and amortization for the three months ended December 30, 2010 and 2009 were $12,321 and $12,130, respectively.

Property, plant and equipment consist of the following at December 31, 2010 and September 30, 2010:

	December 31, 2010	September 30, 2010
	(Unaudited)	(Audited)
Computer equipment	$139,822	$138,823
Machinery and equipment	96,855	96,855
Furniture and fixtures	34,720	34,720
Leasehold improvements	62,469	62,469
Construction in progress (1)	1,863,970	1,072,668
	2,197,836	1,405,535
Less: Accumulated depreciation	118,731	110,147
	$2,079,105	$1,295,388

(1)	All construction in progress at December 31, 2010 and September 30, 2010 is for the demo facility being built at Crystal Springs Resort

NOTE 6 – BILLINGS IN EXCESS OF COSTS/COSTS IN EXCESS OF BILLINGS

The Company entered into a contract in fiscal 2010 for the construction of a rack and rail-based parking system and will be recognizing revenue on the percentage of completion method.

Information with respect to uncompleted contracts at December 31, 2010 and September 30, 2010 is as follows:

	December 31, 2010	September 30, 2010
	(Unaudited)	(Audited)
Earnings on billings to date	$1,884,663	$718,530
Less: Billings	1,179,025	766,716
Costs in excess of billings/(Billings in excess of costs)	$705,638	$(48,186)

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2010

NOTE 7- DEBT:

Current Debt

Effective February 6, 2008, subsequent to the reverse merger, the Company was indebted for an unsecured loan to a third party.  The loan is not collateralized and bears interest at an annual rate of 10%.  As of December 31, 2010 the loan was due on demand and had a principal balance of $80,538.  The balance of the loan including interest at December 31, 2010 was $82,585.

In November 2010, the Company converted a third party loan of $398,012, including accrued interest, that was due to mature on December 31, 2010 and had an interest rate of 12%, into 1,592,049 shares of the Company’s common stock, $0.001 par value and an equal number of five-year warrants, each to purchase a share of the Company’s common stock with an exercise price of $0.25 per share.

Between December 23 and December 29, 2010, the Company obtained commitments for a line of credit for an aggregate of $3,250,000 provided by nine accredited investors, including four related parties in the amount of $1,750,000, pursuant to the terms of a commitment letter entered into between these lenders and the Company.  If the Company draws down on the line of credit, each lender will receive a note for the amount borrowed, which will bear interest from the date of the borrowing thereunder at a rate of 3% per annum.  Under the terms of the commitment letter, each lender received one five-year warrant to purchase one share of the Company’s common stock for every dollar that lender committed under the line of credit, with an exercise price of $0.30 per share, see Note 8.  In addition, if the Company draws down on the line of credit, each lender will receive additional warrants at a rate of three warrants for each dollar drawn down from that lender's commitment, with the amount of the draw down attributable to each investor’s commitment to be determined on a pro rata basis.  As of December 31, 2010, the Company had not drawn down on this line of credit.

Current Debt – Related Party

In May 2010, the Company entered into a 6% line of credit with Sail Energy, a company owned by Gail Mulvihill, for up to $1,300,000 which is due on December 31, 2011.  At December 31, 2010, the Company has drawn down a principal amount of $273,000.  The total amount outstanding under this line of credit, including accrued interest, as of December 31, 2010 was $287,891.  The line of credit is convertible into shares of the Company’s common stock and warrants to purchase shares of common stock at a conversion rate of $0.25 for one share of our common stock and one five-year warrant to purchase one additional share with an exercise price of $0.25 per share. The conversion, if any, will be based on the outstanding amount of indebtedness at the time of conversion.

In July 2010, the Company entered into a 6% Convertible Promissory Note with Venturetek, LP, a principal stockholder of the Company, with a principal amount of $273,000 which is due on December 31, 2011.  The total amount outstanding under this note, including accrued interest, as of December 31, 2010 was $280,210.  The note, together with accrued but unpaid interest, is convertible into shares of the Company’s common stock and warrants to purchase shares of common stock at a rate of $0.25 for a unit consisting of one share of our common stock and one five-year warrant to purchase one additional share at an exercise price of $0.25 per share.  The conversion, if any, will be based on the outstanding amount of indebtedness at the time of conversion.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2010

NOTE 7 – DEBT (continued)

	Principal
	As of
Current Debt- Third Party	12/31/2010	9/30/2010	Maturity Date		Interest Rate	Secured
Loan Payable- Third Party	80,538	80,538	Due Upon Demand		10%	No
Loan Payable- Third Party	-	398,012	12/31/2010	(1)	12%	No
Lease Payable- Bank (current portion)	28,818	28,358	9/30/2011		6.45%	Yes
Total Current Debt- Third Party:	109,356	506,908

Current Debt- Related Party
Loan Payable- Related Party	273,000	273,000	12/31/2011		6%	No
Loan Payable- Related Party	273,000	273,000	12/31/2011		6%	No
Total Current Debt- Related Party:	546,000	546,000

Long-Term Debt
Lease Payable- Bank	30,732	38,111	12/31/2012		6.45%	Yes
Total Long-Term Debt:	30,732	38,111

(1) This note was converted into common stock and warrants during the quarter ended 12/31/2010. See Note 8.

NOTE 8- EQUITY:

Common Stock:

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

In November 2010, the holder of $398,012 of outstanding indebtedness, exchanged its indebtedness for units consisting of shares of the Company’s common stock and common stock purchase warrants.  The exchange was for 1,592,049 shares of the Company’s common stock and an equal number of common stock purchase warrants to purchase shares of common stock, which are exercisable for a period of five years at an exercise price of $0.25.  The exchange was at a rate of $0.25 for one share of common stock and one warrant.  See Note 7.

In November 2010, the Company sold 666,583 shares of common stock at $0.30 per share in private placements for proceeds of $200,000.  These investors also received five year warrants to purchase 666,583 shares with an exercise price of $0.30 per share.

Options:

On October 6, 2010, the Company granted ten-year non-qualified, fully vested options to the Company’s President, Christopher Mulvihill, to purchase 4,000,000 shares of common stock exercisable at $0.25 per share.  The Company has valued and expensed these options at $1,000,000 during the quarter ended December 31, 2010, based on the Black-Scholes Model.

On November 24, 2010, the Company granted options to the Company’s Chief Operating Officer, Ryan Burleson, to purchase common stock comprised of five-year, non-qualified, fully vested options to purchase 1,000,000 shares exercisable at $0.25 per share.  The Company has valued and expensed these options at $249,997 during the quarter ended December 31, 2010, based on the Black-Scholes Model.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2010

NOTE 8- EQUITY (continued)

Warrants:

On October 1, 2010, the Company entered into an amended and restated employment agreement with our Chief Executive Officer, Mark Patterson.  The amended agreement provides for a base salary of $200,000 per year and provides for a grant of an aggregate of 21,600,000 five-year warrants with an exercise price of $0.25 per share that vest and become exercisable as follows: (i) 5,400,000 on October 1, 2010, (ii) 4,200,000 on each of February 1, August 1, 2011 and February 1, 2012, and (iii) 3,600,000 on August 1, 2012.  The amended agreement provides Mr. Patterson with a right of first refusal, pursuant to which Mr. Patterson has the right, but not the obligation, to maintain his then pro rata share of the Company’s issued and outstanding shares and warrants by purchasing additional shares and warrants each time the Company offers shares and/or warrants for sale.  The Company has valued and expensed a total of 5,400,000 vested warrants at $1,349,991 during the quarter ended December 31, 2010, based on the Black-Scholes Model.

On November 12, 2010, the Company issued five-year warrants to our Chief Executive Officer, Mark Patterson, in connection with the amendment and termination of his prior employment agreement, to purchase 5,600,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  These warrants were issued in conjunction with an amendment to the Executive employment agreement entered into with Mr. Patterson in June 2010.  The Company has valued these warrants at approximately $1,399,985 of which $699,998 was expensed during the fiscal year ended September 30, 2010 and the remaining $699,987 was expensed during the quarter ended December 31, 2010.

On November 30, 2010, the Company granted options to a consultant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  These options vest immediately and shall expire after a period of 5 years.  The Company has valued and expensed these warrants at approximately $25,000 during the quarter ended December 31, 2010, based on the Black-Scholes Model.

Between December 23 and December 29, 2010, the Company received commitments from nine accredited investors for a line of credit of up to $3,250,000, including commitments of an aggregate of $1,750,000 by four related parties.  Each lender received one warrant to purchase one share of the Company’s common stock for each dollar that was committed.  Accordingly, the Company granted an aggregate of 3,250,000 five year warrants at an exercise price of $0.30 per share to these lenders, 1,750,000 of which were issued to related parties.  The Company has valued and expensed these warrants at $974,986 during the quarter ended December 31, 2010, of which $374,994 pertains to related parties.

NOTE 9 - RELATED PARTY TRANSACTIONS:

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our Company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us.  Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President and is a principal stockholder of our Company.  SB&G entered into a lease with Boomerang Utah dated October 1, 2008, relating to premises located at 324 West 2450 North, Building A, Logan, Utah.  The Company assumed this lease in February 2008.  The initial term of the lease was for one year with an annual rent of $260,610 plus real property and school taxes. In addition, Boomerang is obligated to pay for all utilities, repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities.  On March 15, 2010, Boomerang and SB&G agreed to maintain these terms until September 30, 2011.  Deferred rental payments totaling $88,305 have been accrued as of December 31, 2010, and are classified under due to related party on our balance sheet.

Stan Checketts Properties (“SCP”), a company owned by the chief executive officer of Boomerang’s wholly owned subsidiary, Boomerang Sub, Inc., entered into a lease with Boomerang Utah dated October 1, 2008 for premises located at 324 West 2450 North, Building B, Logan, Utah.  The Company assumed this lease in February 2008.  The initial term of the lease was for one year at a fixed annual rent of $157,680 plus real property and school taxes. In addition, Boomerang is obligated to pay for all utilities and for repairs and maintenance to the property.  The approximately 18,000 square foot leased premises are also used for Boomerang’s manufacturing activities.  On March 15, 2010, Boomerang and SCP agreed to maintain these terms until September 30, 2011.  We are currently negotiating a lease for an additional 2,400 square feet of office and conference room space with Stan Checketts Properties.  We are currently occupying this additional space and paying an additional $1,800 per month for this office space until the lease is finalized.  Deferred rental payments totaling $53,428 have been accrued as of December 31, 2010, and are classified under due to related party on our balance sheet.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2010

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to a non-affiliated bank. The principal amount due was $800,164 as of December 31, 2010, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang and Messrs. Gene Mulvihill, Checketts, and Burton Koffman (“Koffman”), are the joint and several guarantors of this promissory note.  Gene Mulvihill is the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

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

The Company used the services of Coordinate Services, Inc. for product development.  The owner of this company is Gene Mulvihill, Jr. who is the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense during the three months ended December 31, 2010 and 2009 was $33,819 and $38,423 respectively; which is recorded under Research and Development expenses.

The Company reimbursed North Jersey Management Services, Inc. for payroll related expenses for the services of Joseph Bellantoni, the Company’s Chief Financial Officer, and Maureen Cowell, the Company’s Corporate Secretary.  Mr. Bellantoni is also the President and Mrs. Cowell is the Vice President of North Jersey Management Services, Inc.  The amount of this expense for the three months ended December 31, 2010 and 2009 was $25,500 and $0 respectively; which is recorded under General and Administrative expenses.

In April 2010, we entered into a twenty-year ground lease with Route 94 Development Corporation to lease a portion of an approximately fifteen acre parcel in the town of Hamburg, located in Hardyston Township, New Jersey, on which we intend to construct a Robotic Valet parking facility.  The leased property is within the Crystal Springs Golf and Spa Resort (“the Resort”) adjacent to Grand Cascades Lodge. The parking facility is being constructed by Crystal Springs Builders, LLC.  Gail Mulvihill is a principal shareholder of Route 94 Development Corporation, the Resort and Crystal Springs Builders, LLC.  It is intended that this facility will be used by us primarily for demonstration and marketing purposes in the eastern portion of the United States.  In consideration of the benefits to us under the terms of the lease, we agree to provide to the lessor and its affiliates parking and storage space within the facility at no cost to the lessor and its affiliates subject to our right to use the facility for demonstration purposes.  In addition, we are required to pay the operating costs, premiums on the insurance required under the terms of the lease and incremental property taxes resulting from our construction of the facility.  For a period of 60 months commencing five years after execution of the lease, the lessor has the option to purchase the facility from us and we have a right to cause the lessor to buy from us the facility we construct.  The price to be paid by the lessor upon exercise of its option to purchase the facility is 110% of the greater of (i) the depreciated value of the facility, or (ii) the fair market value of the facility, and the price to be paid by the lessor upon exercise of our right to cause the lessor to buy the facility is $1.00.

On May 14, 2010, the Company entered into a 6% convertible line of credit for up to $1,300,000 with Sail Energy, a company owned by Gail Mulvihill, who has sole voting and investment control.  The amount outstanding on this line of credit, including accrued interest, as of December 31, 2010 is $287,891.  See Note 7.

In July 2010, Venturetek, LP, a principal stockholder of the Company, entered into a 6% convertible promissory note with the Company for $273,000.  The amount outstanding on this note, including accrued interest, as of December 31, 2010 is $280,210.  See Note 7.

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2010

NOTE 10- COMMITMENTS AND CONTINGENCIES:

Between December 23 and December 29, 2010, the Company obtained commitments for a line of credit for an aggregate of $3,250,000 provided by nine accredited investors, including four related parties in the amount of $1,750,000, pursuant to the terms of a commitment letter entered into between these lenders and the Company, see Note 7.  If the Company draws down on the line of credit, each lender will receive a note for the amount borrowed with an interest rate of 3% per annum, and additional warrants at a rate of three warrants for each dollar drawn down from that lender's commitment, with the amount of the draw down attributable to each investor’s commitment to be determined on a pro rata basis.  Based on these terms, the Company will issue up to an additional 9,750,000 five-year warrants to purchase a share of common stock exercisable at $0.30 per share if the entire line of credit is drawn down, in addition to the 3,250,000 warrants already issued at the time of the commitment.

Boomerang Utah is a joint and several guarantor on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $800,164, bearing interest at 3.807% per annum and due August 1, 2027.  The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  Messrs. Gene Mulvihill, Checketts, and Koffman, are the other joint and several guarantors of the promissory note.

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

The aggregate future minimum annual rental payments, exclusive of escalation payments for taxes and operating costs, under operating leases are as follows:

Twelve months ended:
December 31, 2011	$428,542
December 31, 2012	101,716
December 31, 2013	104,931
December 31, 2014	108,274
Total	$743,463

NOTE 11– SUBSEQUENT EVENTS:

On February 9, 2011, the Company filed an Information Statement on Schedule 14C with the Securities and Exchange Commission, disclosing that the holders of a majority of our outstanding shares of common stock executed a written consent dated January 19, 2011 authorizing, but not requiring, our Board of Directors to amend our Certificate of Incorporation to effect a reverse split of our common stock at a ratio of not less than one-for-ten nor more than one-for-thirty shares (the “Reverse Split”) at any time prior to January 1, 2012, at the sole discretion of the Board. Our Board currently believes it will effect a reverse split of our common stock at a ratio of one-for-twenty shares, although it has the authority to effect the Reverse Split anywhere within the range, or not at all.  Regardless of whether the Reverse Split is effected, the par value of our common stock will remain $0.001 per share and the number of shares of common stock authorized to be issued will remain at 400,000,000.

In February 2011, the Company drew down $1,083,332 on its line of credit of $3,250,000.  In connection with the draw down, the Company issued notes in an aggregate amount of $1,083,332, bearing interest of 3% per annum to a total of nine investors, including in the amount of $583,333 to four related parties.  In addition, in connection with the draw down, five-year warrants were issued to purchase 3,250,000 shares of common stock at an exercise price of $0.30 per share, including a total of 1,749,999 warrants issued to four related parties.

On February 11, 2011, the Company sold 2,857,143 shares of common stock at $0.35 per share in private placements for proceeds of $1,000,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the three months ended December 31, 2010 decreased by $3,043,654 to $1,240,708 as of December 31, 2010. We expect to raise additional funds during the balance of the fiscal year ended September 30, 2011 to implement our business plan. We anticipate seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations.

For the three months ended December 31, 2010, the Company had a net loss of $6,547,646. Included in the net loss were non-cash expenses for depreciation of $12,321, a loss on the disposal of equipment of $1,893 and a loss on equity investment of $16,717. Additionally, stock-based compensation expense amounted to $4,501,084 and included expenses related to the issuance of stock options of $1,451,120 and the issuance of warrants of $3,049,964. Offsetting the use of cash from operations were year-over-year increases in accounts payable and accrued liabilities of $361,997, due to related party of $70,866 and estimated loss on uncompleted contract of $17,855, and decreases in inventory of $104,016 and in notes receivable of $8,710. These items were partially offset by an increase in prepaid and other assets of $42,504, an increase in accounts receivable of $176,704, a decrease in billings in excess of costs and estimated earned profits on uncompleted contracts of $48,186 incurred in connection with the Company starting to fulfill the terms of the railed based parking contract under construction and an increase in costs and estimated earned profits in excess of billings on completed contracts of $705,638. After reflecting the net changes in assets and liabilities, net cash used in operations was $2,425,189 for the three months ended December 31, 2010.

Financing activities provided $193,080 for the three months ended December 31, 2010.  Net cash provided by financing activities consisted of $200,000 of proceeds from private placements of common stock offset by of $6,920 of repayments of loans payable.

During the three months ended December 31, 2010, net cash used in investing activities consisted of an increase in equity investment of $13,614 and an increase in property, plant and equipment of $797,931, which includes $791,302 of construction in progress for the robotic system to be built in the town of Hamburg, located in Hardyston Township, New Jersey. Accordingly, net cash used in investing activities was $811,545.

These activities during the three months ended December 31, 2010 resulted in the Company's cash and cash equivalents decreasing by $3,043,654.

RESULTS OF OPERATIONS

FISCAL PERIOD ENDED DECEMBER 31, 2010 COMPARED WITH FISCAL PERIOD ENDED DECEMBER 31, 2009

Revenues were $1,166,133 for the quarter ended December 31, 2010 compared with $0 for the quarter ended December 31, 2009.  The increase was due to the continuing construction of a rail-based parking system that commenced in fiscal 2010.  This revenue was recognized using the percentage of completion method.

Cost of Goods sold were $1,258,919 for the quarter ended December 31, 2010 compared with $0 for quarter ended December 31, 2009.  The increase was due to the continuing construction of a rail-based parking system that commenced in fiscal 2010.  Additionally, the Company incurred an expense of $89,391 during the quarter ended December 31, 2010, related to the estimated loss that will be incurred on the rail-based system. This expense was recognized using the percentage of completion method.

Sales and Marketing expenses were $304,774 during the quarter ended December 31, 2010 compared with $229,524 during the quarter ended December 31, 2009, for an increase of $75,250. The increase was primarily the result of payroll, travel and trade show expenses incurred by our salesmen.  Advertising expenses for the three months ended December 31, 2010 and 2009 were $86,368 and $55,752, respectively.  In addition, as of December 31, 2010, the Company employed three full-time salesmen and one full-time support person compared to four full-time salesmen and one full-time support person in 2009, which are recorded under Sales and Marketing expense.

General and administrative expenses were $874,040 during the first three months of fiscal 2011 compared with $713,013 during the first three months of fiscal 2010, for an increase of $161,027.  This increase is primarily the result of expenses related to eight full-time employees and one part-time employee in 2010 compared to five full-time employees and one part-time employee in 2009.

Stock-based compensation expenses were $4,501,084 during the quarter ended December 31, 2010 compared with $138,104 during the quarter ended December 31, 2009, for an increase of $4,362,980.  This increase is primarily the result of recording an expense aggregating $1,451,120 resulting from the grant of stock options to purchase a total of 5,000,000 fully vested shares, 250,000 shares that have vested during the quarter ended December 31, 2010 and 1,340,000 shares that vest in the future.  These issuances were used to attract and retain employees and management and we intend to continue to issue equity as necessary to retain our employees and management.  Additional expenses include $3,049,964 resulting from the grant of warrants to purchase a total of 14,350,000 shares of common stock.

Research and Development expenses were $730,845 during the first three months of fiscal 2011 compared with $523,287 during the first three months of fiscal 2010, for an increase of $207,558.  As of December 31, 2010 the Company employed thirty full-time and two part-time employees focused on research and development of a RoboticValet system compared to fifteen full-time employees in 2009.

Depreciation and amortization was $12,321 during the first three months of fiscal 2011 compared to $12,130 during the first three months of fiscal 2010, for an increase of $191. This increase is the result of purchasing additional fixed assets during the quarter.

Interest income was $817 during the first three months of fiscal 2011, compared with $1,742 during the first three months of fiscal 2010, for a decrease of $925.  This decrease is the result of a Note Receivable to CSExpress, LLC being repaid in full by December 2010.

Interest expense was $11,339 during the first three months of fiscal 2011, compared with $60,001 during the first three months of fiscal 2010, for a decrease of $48,662.  This decrease is due to repayment and conversion of debt during the fiscal year ended 2010 as well as the conversion of debt to equity that took place on November 24, 2010.

As of the end of the first fiscal quarter of 2011 there were four outstanding contracts awaiting various approvals in order to become unconditional agreements for the sale of products.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the three months ended December 31, 2010 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

The Company has identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

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

Accounts receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. For the period ended December 31, 2010 and 2009, the Allowance for Doubtful Accounts was $0.

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

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2010, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Material Weaknesses:

We have identified material weaknesses in our internal controls over financial reporting as of the quarter ended December 31, 2010 that do not require our financial statements to be restated.  Since we are a small business issuer, we do not maintain a full staff of accounting personnel with full knowledge of the accounting treatment for all transactions which constitutes a material weakness in our internal controls over financial reporting.  We have hired consultants from time to time as we believe necessary to provide the necessary experience in accounting for these types of transactions.

Changes in Internal Controls

Except for the retention of consultants from time to time as deemed necessary and described above, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Subsequent to the quarter ended December 31, 2010, the Company hired a Controller who is starting on or about February 21, 2011.  We believe that this addition will help alleviate the weaknesses noted above.

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
As of December 31, 2010, we had cash and cash equivalents of approximately $1,240,708, and in December 2010, the Company obtained a commitment for a line of credit in the aggregate of $3,250,000 provided by nine accredited investors, including four related parties in the amount of $1,750,000, from which we can draw down. To date our cash flows have been insufficient to fund our operations, which have included a substantial amount of research and development in connection with our RoboticValet System.  Because we have not generated sufficient cash from operations to date, we have funded our business primarily from the sale of equity securities and through the issuance of convertible notes. Historically, we have received funding from our directors, officers and related parties.  Although we believe that our existing cash, the notes and our anticipated cash receipts will be sufficient to sustain our operations, at our current expense levels, through the second quarter of fiscal 2012, we will require significant additional cash to expand our operations.  Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock.

We have a history of losses and cash outflow from operations which may continue if we do not increase our sales or reduce our costs.
We have generated few sales since our inception, and have generated an operating loss in each financial period since inception. Our accumulated deficit as of December 31, 2010 is $40,258,140, losses are continuing to date and are expected to continue into the future until such time as we are able to generate meaningful sales of our systems.  In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan to continue to invest to grow our business, we may not be able to successfully generate sufficient sales to achieve profitability. Our ability to achieve profitability also depends on our ability to expand our customer base and scale up our production capacity beyond our existing capacity, as well as our ability to provide products to meet the demands of our customers. If we fail to reduce the cash consumption from operations and to generate cash from other sources on a timely basis, or if the cash requirements of our business change as the result of changes in the cost of materials, a decline in the real estate market or other causes, we could no longer have the cash resources required to run our business. There is no assurance that we will achieve profitable operations at any point in time or at all.

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
Through the date of these financial statements, we have manufactured and assembled one automated parking and one automated storage system intended for commercial use, and have a third system currently being assembled.  Accordingly, we have limited experience in acquiring and manufacturing the parts and components for the systems, assembling the systems, and in estimating the labor and overhead costs incurred with manufacturing the parts and components for the systems, assembling the systems, and in estimating the labor and overhead costs incurred with the manufacturing, assembling and installing the automated parking and storage systems.  This limited experience may result in us underestimating these costs which could lead to our expenses exceeding the revenues we receive from the contracts we have entered into and that we may enter into in the future.  Losses on our contracts will deplete our cash resources and adversely affect our revenues.  At December 31, 2010, the Company estimated that it would incur a loss on a rail based project.  The total loss was estimated to be approximately $90,000, all of which was recognized during the period ended December 31, 2010.

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
Our management identified material weaknesses in connection with the preparation of our December 31, 2010 financial statements.  The conclusion that our disclosure controls and procedures were not effective was due to the lack of finance and accounting personnel with an appropriate level of knowledge, experience and training in the application of U.S. GAAP, inadequate number of personnel to properly implement control procedures, insufficient written policies and procedures for accounting and financial reporting, and inadequate financial statement closing process.  Our fiscal year 2010 financial reporting close process was ineffective in recording certain transactions according to the applicable accounting pronouncement and preparing certain critical financial statement disclosures. In order to correct the foregoing deficiencies, we plan to take the following remediation measures:  (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities and (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel.  In addition, subsequent to December 31, 2010, we hired a Controller who is going to start on or about February 21, 2011.

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
As of January 31, 2011, we had:

•	65,773,269 shares of common stock that were subject to outstanding warrants;
•	13,827,686 shares of common stock that were subject to options; and
•	$546,000 of outstanding lines of credit and notes that were convertible into a maximum of 2,184,000 shares of common stock, subject to adjustment.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 1, 2010, the Company entered into an amended and restated employment agreement with our Chief Executive Officer, Mark Patterson.  The amended agreement provides for a base salary of $200,000 per year and provides for a grant of an aggregate of 21,600,000 five-year warrants with an exercise price of $0.25 per share that vest and become exercisable as follows: (i) 5,400,000 on October 1, 2010, (ii) 4,200,000 on each of February 1 and August 1, 2011 and February 1, 2012, and (iii) 3,600,000 on August 1, 2012.  The amended agreement provides Mr. Patterson with a right of first refusal, pursuant to which Mr. Patterson has the right, but not the obligation, to maintain his then pro rata share of the Company’s issued and outstanding shares and warrants by purchasing additional shares and warrants each time the Company offers shares and/or warrants for sale.

On October 6, 2010, the Company granted ten-year non-qualified, fully vested options to the Company’s President, Christopher Mulvihill, to purchase 4,000,000 shares of common stock exercisable at $0.25 per share.

On November 12, 2010, the Company issued five-year warrants to our CEO Mark Patterson to purchase 5,600,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  These warrants were issued in conjunction with the amendment and termination of his prior Executive employment agreement entered into during June 2010.

On November 24, 2010, the Company granted options to the Company’s Chief Operating Officer, Ryan Burleson, to purchase common stock comprised of five-year, non-qualified, fully vested options to purchase 1,000,000 shares exercisable at $0.25 per share.

On November 24, 2010, the Company granted options to a consultant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  These options vest immediately and shall expire after a period of 5 years.

In November 2010, the holder of $398,012 of outstanding indebtedness, exchanged its indebtedness for units consisting of shares of the Company’s common stock and common stock purchase warrants.  The exchange was for 1,592,049 shares of the Company’s common stock and an equal number of common stock purchase warrants to purchase shares of common stock, which are exercisable for a period of five years at an exercise price of $0.25.  The exchange was at a rate of $0.25 for one share of common stock and one warrant.

On November 30, 2010, the Company sold 666,583 shares of common stock at $0.30 per share in private placements for proceeds of $200,000.  These investors also received five year warrants to purchase 666,583 shares with an exercise price of $0.30 per share.

During December 2010, the Company received commitments from nine accredited investors for a line of credit of up to $3,250,000.  Each lender received one warrant for each dollar they committed.  Accordingly, the Company granted 3,250,000 five year warrants at an exercise price of $0.30 per share to these lenders.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit
Number	Description

10.1	Amended and Restated Executive Employment Agreement between Mark R. Patterson and Boomerang Systems, Inc., dated as of October 1, 2010 (1)*

10.2	Commitment letter dated December 29, 2010, by and between Boomerang Systems, Inc. and the lenders signatory thereto. (2)

10.3	Form of Warrant issued to the lenders signatory to the Commitment letter dated December 29, 2010 by and between Boomerang Systems, Inc. and the lenders signatory thereto.

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) (2)

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a) (2)

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 (furnished, not filed) (2)

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 1350 (furnished, not filed) (2)

(1) Incorporated by reference from an exhibit filed with the Company’s current report on Form 8-K filed on October 7, 2010.

(2) Filed herewith.

*           Denotes management compensation plan or arrangement.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

Dated: February 14, 2011	By: /s/ Mark R. Patterson
Mark Patterson
Principal Executive Officer

Dated: February 14, 2011	By: /s/ Joseph R. Bellantoni
Joseph R. Bellantoni
Principal Financial Officer
and Principal Accounting Officer