Form 10-Q
period 2011-03-31
Boomerang Systems, Inc.
filed 2011-05-16
CIK 314712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011	Commission file number 0-10176

BOOMERANG SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	22-2306487
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

355 Madison Avenue, Morristown, NJ	07960
(Address of principal executive offices)	(Zip Code)

(973) 538-1194
(Issuer’s telephone number, including area code)

Not Applicable
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

Class - Common Stock, $0.001 par value
145,543,832 shares Outstanding at May 3, 2011

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6-15

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16-20

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4. Controls and Procedures	20-21

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings	22

ITEM 1A. Risk Factors	22-29

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	29-30

ITEM 3. Defaults Upon Senior Securities	30

ITEM 4. [Removed and Reserved]	30

ITEM 5. Other Information	30

ITEM 6. Exhibits	30

PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,037,791	$4,284,362
Accounts receivable	405,781	235,605
Note receivable	-	8,710
Inventory	306,633	265,761
Prepaid expenses and other assets	85,596	56,717
Costs in excess of billings	437,144	-
Total current assets	2,272,945	4,851,155

Property, plant and equipment, net	2,593,055	1,295,388

Other assets:
Investment	49,066	45,460

Total assets	$4,915,066	$6,192,003

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,102,895	$1,412,081
Due to related party	212,600	70,867
Deposit payable	219,403	219,403
Billings in excesss of costs and estimated earned profits on uncompleted contracts	-	48,186
Estimated loss on uncompleted contract	94,385	-
Debt- current portion	1,109,821	506,908
Debt- current portion - related party	1,712,666	546,000
Total current liabilities	4,451,770	2,803,445

Long term liabilities:
Debt- less current portion	23,233	38,111
Total long term liabilities	23,233	38,111

Total liabilities	4,475,003	2,841,556

Stockholders' equity:
Preferred stock, $0.01 par value; authorized shares 1,000,000; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 400,000,000 and 200,000,000; 145,543,832 and 140,428,057 issued and outstanding	145,543	140,428
Additional paid in capital	46,425,530	36,920,513
Accumulated (deficit)	(46,131,010)	(33,710,494)
Total stockholders' equity	440,063	3,350,447

Total liabilities and stockholders' equity	$4,915,066	$6,192,003

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010

Revenues:
System sales	$1,319,620	$86,975	$153,487	$86,975
Total revenues	1,319,620	86,975	153,487	86,975

Cost of Goods Sold	2,022,533	75,945	763,614	75,945
Gross Profit (Loss)	(702,913)	11,030	(610,127)	11,030

Expenses:
Sales and marketing	592,940	503,837	288,166	274,314
General and administrative expenses	1,794,488	1,504,231	920,448	791,218
Stock-based compensation - services	4,987,194	6,771,298	1,461,095	6,633,194
Research and development	1,321,631	1,001,548	590,786	478,260
Depreciation and amortization	25,103	24,317	12,782	12,187
Total expenses	8,721,356	9,805,231	3,273,277	8,189,173

Loss from operations	(9,424,269)	(9,794,201)	(3,883,404)	(8,178,143)

Other income (expenses):
Interest income	1,224	2,511	407	769
Interest expense	(28,149)	(104,376)	(16,810)	(44,375)
Stock-based compensation - financing	(2,924,927)	-	(1,949,942)	-
Loss on disposal of equipment	(1,893)	-	-	-
Loss on equity investment	(34,910)	-	(18,193)	-
Total other income (expenses)	(2,988,655)	(101,865)	(1,984,538)	(43,606)

Loss before provision for income taxes	(12,412,924)	(9,896,066)	(5,867,942)	(8,221,749)
Provision for income taxes	7,592	4,380	4,928	1,545

Net loss	$(12,420,516)	$(9,900,446)	$(5,872,870)	$(8,223,294)

Net loss per common share - basic and diluted	$(0.09)	$(0.12)	$(0.04)	$(0.09)

Weighted average number of shares - basic and diluted	141,994,571	81,246,669	144,242,245	92,009,127

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,420,516)	$(9,900,446)
Adjustments to reconcile net loss operations to net cash (used in) operating activities:
Depreciation	25,103	24,317
Loss on disposal of equipment	1,893	-
Grant of options for services	1,652,243	5,869,982
Issuance of warrants for services	3,334,951	901,316
Issuance of warrants for financing	2,924,927
Loss on equity investment	34,910	20,420
Post-Maturity Warrants	-	100,619
Changes in assets and liabilities:
(Increase)/ decrease in accounts receivable	(170,176)	37,000
(Increase)/ decrease in notes receivable	8,710	(21,779)
(Increase) in costs and estimated earned profits in excess of billings on completed contracts	(437,144)	-
(Increase) in inventories	(40,872)	(257,049)
(Increase) in prepaid expenses and other assets	(28,879)	(29,977)
Increase/ (decrease) in accounts payable and accrued liabilities	(309,186)	253,754
Increase in due to related party	141,733	111,565
Increase in deposit payable	-	100,000
Increase/ (decrease) in billings in excess of costs and estimated earned profits on uncompleted contracts	(48,186)	208,531
Increase in estimated loss on uncompleted contract	94,385	-
NET CASH (USED IN) OPERATING ACTIVITIES	(5,236,104)	(2,581,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,324,663)	(74,315)
Additional equity investment	(38,516)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(1,363,179)	(74,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	2,166,664	507,522
Repayment of loans payable	(13,951)	(71,892)
Proceeds from private placement- common stock	1,199,999	1,690,575
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,352,712	2,126,205

DECREASE IN CASH AND CASH EQUIVALENTS	(3,246,571)	(529,857)
CASH AND CASH EQUIVALENTS - beginning of period	4,284,362	1,032,160

CASH AND CASH EQUIVALENTS- end of period	$1,037,791	$502,303

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$8,810
Income taxes	$7,592	$4,380

Non-cash investing and financing activites:
Conversion of promissory notes and accrued interest into common stock	$-	$2,141,691
Conversion of debt and accrued interest into common stock	$398,012	$-
See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2011

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS:

The Company

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared for the interim period and consist only of normal recurring adjustments, which are in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The results of operations for the six months ended March 31, 2011 are not necessarily indicative of the results for the Company to be expected for the full fiscal year ending September 30, 2011.

Reclassification

Certain quarter ended March 31, 2010 items have been reclassified to conform to the quarter ended March 31, 2011 presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

Revenue of $1,319,620 and $86,975 has been recorded for the six months ended March 31, 2011 and 2010, respectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boomerang Systems, Inc. and the accounts of all majority-owned subsidiaries. The consolidated balance sheet is a classified presentation, which distinguishes between current and non-current assets and liabilities. The Company believes that a classified balance sheet provides a more meaningful presentation, consistent with the business cycles of the Company's operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Earnings Per Common Share

We adopted ASC 260. The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/ (loss) per share was computed by dividing our net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted income/(loss) per common share for the six months ended March 31, 2011 and 2010 were 141,994,571 and 81,246,669, respectively and the three months ended March 31, 2011 and 2010 were 144,242,245 and 92,009,127, respectively. The Company’s common stock equivalents, net of outstanding options and warrants, have not been included as to include them would be anti-dilutive. As of March 31, 2011, there were options outstanding for the purchase of 13,827,686 common shares and warrants for the purchase of 76,473,261 common shares, both of which could potentially dilute future earnings per share.

Stock-Based Compensation

The analysis and computation was performed based on our adoption of ASC 718-10-25, which requires the recognition of the fair value of stock-based compensation.  For the six months ended March 31, 2011 and 2010, we recognized $402,246 and $243,808, respectively, in share-based payments related to non-vested stock options that were issued from fiscal year 2008 through 2010, and $1,249,997 and $5,626,174 for fully vested options issued during the six months ended March 31, 2011 and 2010, respectively. In addition, during the sixth months ended March 31, 2011, we recognized $6,259,878 for the issuance of warrants, of which $3,309,950 was for warrants issued to the Chief Executive Officer of the Company in connection with his employment agreement.  See Note 8.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Research and Development

Pursuant to ASC 730, research and development costs are expensed as incurred.  Research and Development expense for the six months ended March 31, 2011 and 2010 were $1,321,631 and $1,001,548, respectively.

Advertising

Advertising costs amounted to $138,783 and $118,894 for the six months ended March 31, 2011 and 2010, respectively. Advertising costs are expensed as incurred.

Use of Estimates

Management of the Company has made estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from these estimates.

Accounts Receivable

Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We consider our accounts receivables to be favorably collectible.  Accordingly, we have not recorded an allowance for doubtful accounts at March 31, 2011 and September 30, 2010.

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

During the six months ended March 31, 2011, the Company made additional investments in the UAE joint venture of $38,516.  Based on the equity method, the 49% loss we have recognized on this investment for the six months ended March 31, 2011 was $34,910.  After factoring in the loss, our carrying value on this investment was $49,066 at March 31, 2011.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2011

NOTE 4- INVENTORY:

The components of Inventory as of March 31, 2011 and September 30, 2010 were:

	March 31, 2011	September 30, 2010
	(Unaudited)	(Audited)
Parts, materials and assemblies	$306,633	$265,761
Total Inventory	$306,633	$265,761

NOTE 5 - PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred.  Costs of major additions and betterments are capitalized.  Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets.  Depreciation and amortization for the six months ended March 31, 2011 and 2010 were $25,103 and $24,317, respectively.

Property, plant and equipment consist of the following at March 31, 2011 and September 30, 2010:

	March 31, 2011	September 30, 2010
	(Unaudited)	(Audited)
Computer equipment	$164,635	$138,823
Machinery and equipment	96,855	96,855
Furniture and fixtures	34,720	34,720
Leasehold improvements	62,469	62,469
Construction in progress (1)	2,365,889	1,072,668
	2,724,568	1,405,535
Less: Accumulated depreciation	131,513	110,147
	$2,593,055	$1,295,388

(1)	All construction in progress at March 31, 2011 and September 30, 2010 is for the demonstration facility currently being built at Crystal Springs Resort

NOTE 6 – BILLINGS IN EXCESS OF COSTS/COSTS IN EXCESS OF BILLINGS

The Company entered into a contract in fiscal 2010 for the construction of a rack and rail-based parking system and will be recognizing revenue on the percentage of completion method.

Information with respect to uncompleted contracts at March 31, 2011 and September 30, 2010 is as follows:

	March 31, 2011	September 30, 2010
	(Unaudited)	(Audited)
Earnings on billings in progress	$2,038,150	$718,530
Less: Billings	1,601,006	766,716
Costs in excess of billings/(Billings in excess of costs)	$437,144	$(48,186)

NOTE 7- DEBT:

The Company entered into a 60 month equipment lease with a third party commencing in December 2007.  The total principal balance of this lease was $135,675 at an annual rate of 6.45%.   At March 31, 2011, the outstanding principal balance was $52,518, of which $29,285 was classified as current debt.  The remaining $23,233 was classified as long-term debt.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2011

NOTE 7- DEBT (continued):

Effective February 6, 2008, subsequent to the reverse merger, the Company was indebted for an unsecured loan to a third party.  The loan is not collateralized,  bears interest at an annual rate of 10% and is due on demand.  As of March 31 2011, the balance of the loan including accrued interest was $84,638.

In May 2010, the Company entered into a 6% line of credit with Sail Energy, a company owned by Gail Mulvihill, a principal stockholder of the Company and the mother of the Company’s President, Christopher Mulvihill, for up to $1,300,000 which is due on December 31, 2011.  At March 31, 2011, the Company has drawn down a principal amount of $273,000.  The total amount outstanding under this line of credit, including accrued interest, as of March 31, 2011 was $291,929.  The line of credit is convertible into shares of the Company’s common stock and warrants to purchase shares of common stock at a conversion rate of $0.25 for one share of our common stock and one five-year warrant to purchase one additional share with an exercise price of $0.25 per share. The conversion, if any, will be based on the outstanding amount of indebtedness at the time of conversion.

In July 2010, the Company entered into a 6% Convertible Promissory Note with Venturetek, LP, a principal stockholder of the Company, with a principal amount of $273,000 which is due on December 31, 2011.  The total amount outstanding under this note, including accrued interest, as of March 31, 2011 was $284,249.  The note, together with accrued but unpaid interest, is convertible into shares of the Company’s common stock and warrants to purchase shares of common stock at a rate of $0.25 for a unit consisting of one share of our common stock and one five-year warrant to purchase one additional share at an exercise price of $0.25 per share.  The conversion, if any, will be based on the outstanding amount of indebtedness at the time of conversion.

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

In February and March 2011, the Company drew down a total of $2,166,664 on its line of credit of $3,250,000.  In connection with the draw down, the Company issued notes in an aggregate amount of $2,166,664, bearing interest of 3% per annum to a total of nine investors, including $1,166,666 to four related parties.  In addition, in connection with the draw down, five-year warrants were issued to purchase 6,499,992 shares of common stock at an exercise price of $0.30 per share, including a total of 3,499,998 warrants issued to four related parties.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2011

NOTE 7- DEBT (continued):

Debt as of March 31, 2011 and September 30, 2010 is summarized below:

	Principal
	As of
Current Debt- Third Party:	3/31/2011	9/30/2010	Maturity Date	Interest Rate	Secured
Loan Payable- Third Party	80,538	80,538	Upon Demand	10%	No
Loan Payable- Third Party	-	398,012	12/31/2010 (1)	12%	No
Promissory Notes – Line of Credit	999,998	-	1/1/2012	3%	No
Lease Payable- Bank (current portion)	29,285	28,358	9/30/2011	6.45%	Yes
Total Current Debt- Third Party	1,109,821	506,908

Current Debt- Related Party:
Loan Payable- Related Party	273,000	273,000	12/31/2011	6%	No
Loan Payable- Related Party	273,000	273,000	12/31/2011	6%	No
Promissory Notes – Line of Credit	1,166,666	-	1/1/2012	3%	No
Total Current Debt- Related Party	1,712,666	546,000

Long-Term Debt:
Lease Payable- Bank	23,233	38,111	12/31/2012	6.45%	Yes
Total Long-Term Debt	23,233	38,111

(1) This note was converted into common stock and warrants during the quarter ended 12/31/2010. See Note 8.

NOTE 8- EQUITY:

Common Stock:

In September 2010, the Board of Directors unanimously approved an amendment to the Company’s Certificate of Incorporation, increasing the Company’s authorized shares of common stock from 200,000,000 to 400,000,000, which was approved by the written consent of the holders of a majority of our issued and outstanding shares of common stock on September 29, 2010. The increase was affected by the filing of an amendment to our certificate of incorporation with the Secretary of State of Delaware on November 23, 2010.

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

In November 2010, the Company sold 666,583 shares of common stock at $0.30 per share in a private placement for proceeds of approximately $200,000.  These investors also received five year warrants to purchase 666,583 shares with an exercise price of $0.30 per share.

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
AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2011

NOTE 8- EQUITY (continued):

On February 11, 2011, the Company sold 2,857,143 shares of common stock at $0.35 per share in private placements for proceeds of $1,000,000.

Options:

On October 6, 2010, the Company granted ten-year non-qualified, fully vested options to the Company’s President, Christopher Mulvihill, to purchase 4,000,000 shares of common stock exercisable at $0.25 per share.  The Company has valued and expensed these options at $1,000,000 for the six months ended March 31, 2011, based on the Black-Scholes Model.

On November 24, 2010, the Company granted options to the Company’s then Chief Operating Officer, Ryan Burleson, to purchase common stock comprised of five-year, non-qualified, fully vested options to purchase 1,000,000 shares exercisable at $0.25 per share.  The Company has valued and expensed these options at $249,997 for the six months ended March 31, 2011, based on the Black-Scholes Model. As a result of his departure, these options are scheduled to expire in June 2011.

Warrants:

On October 1, 2010, the Company entered into an amended and restated employment agreement with our Chief Executive Officer, Mark Patterson.  The amended agreement provides for a base salary of $200,000 per year and provides for a grant of an aggregate of 21,600,000 five-year warrants with an exercise price of $0.25 per share that vest and become exercisable as follows: (i) 5,400,000 on October 1, 2010, (ii) 4,200,000 on each of February 1, August 1, 2011 and February 1, 2012, and (iii) 3,600,000 on August 1, 2012.  The amended agreement provides Mr. Patterson with a right of first refusal, pursuant to which Mr. Patterson has the right, but not the obligation, to maintain his then pro rata share of the Company’s issued and outstanding shares and warrants by purchasing additional shares and warrants each time the Company offers shares and/or warrants for sale.  The Company has valued and expensed a total of 5,400,000 vested warrants at $1,349,991 during the quarter ended December 31, 2010, and an additional 4,200,000 vested warrants at $1,259,972 during the quarter ended March 31, 2011, based on the Black-Scholes Model.

On November 12, 2010, the Company issued five-year warrants to our Chief Executive Officer, Mark Patterson, in connection with the amendment and termination of his prior employment agreement, to purchase 5,600,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  These warrants were issued in conjunction with an amendment to the Executive employment agreement entered into with Mr. Patterson in June 2010.  The Company has valued these warrants at approximately $1,399,985 of which $699,998 was expensed during the fiscal year ended September 30, 2010 and the remaining $699,987 was expensed during the six months ended March 31, 2011.

On November 30, 2010, the Company granted options to a consultant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  These options vest immediately and shall expire after a period of 5 years.  The Company has valued and expensed these warrants at approximately $25,000 during the six months ended March 31, 2011, based on the Black-Scholes Model.

Between December 23 and December 29, 2010, the Company received commitments from nine accredited investors for a line of credit of up to $3,250,000, including commitments of an aggregate of $1,750,000 by four related parties. Each lender received one warrant to purchase one share of the Company’s common stock for each dollar that was committed. Accordingly, the Company granted an aggregate of 3,250,000 five year warrants at an exercise price of $0.30 per share to these lenders, 1,750,000 of which were issued to related parties. The Company has valued and expensed these warrants at $974,985 during the six months ended March 31, 2011, of which $524,992 pertains to related parties.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2011

NOTE 8- EQUITY (continued):

In February and March 2011, in connection with the line of credit draw, five-year warrants were issued to purchase 6,499,992 shares of common stock at an exercise price of $0.30 per share, including a total of 3,499,998 warrants issued to four related parties.  The Company has valued and expensed these warrants at $1,949,942 during the six months ended March 31, 2011, including $1,049,969 for the four related parties.  See Note 7.

NOTE 9 - RELATED PARTY TRANSACTIONS:

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our Company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us.  Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President, and is a principal stockholder of our Company.  SB&G entered into a lease with Boomerang Utah dated October 1, 2008, relating to premises located at 324 West 2450 North, Building A, Logan, Utah (“Building A”).  The Company assumed this lease in February 2008.  The initial term of the lease was for one year with an annual rent of $260,610 plus real property and school taxes. In addition, Boomerang is obligated to pay for all utilities, repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities.  On March 15, 2010, Boomerang and SB&G agreed to maintain these terms until September 30, 2011.  Deferred rental payments totaling $132,458 have been accrued as of March 31, 2011, and are classified under due to related party on our balance sheet.

Stan Checketts Properties (“SCP”), a company owned by the chief executive officer of Boomerang’s wholly owned subsidiary, Boomerang Sub, Inc., entered into a lease with Boomerang Utah dated October 1, 2008 for premises located at 324 West 2450 North, Building B, Logan, Utah.  The Company assumed this lease in February 2008.  The initial term of the lease was for one year at a fixed annual rent of $157,680 plus real property and school taxes. In addition, Boomerang is obligated to pay for all utilities and for repairs and maintenance to the property.  The approximately 18,000 square foot leased premises are, in addition to Building A, also used for Boomerang’s manufacturing activities.  On March 15, 2010, Boomerang and SCP agreed to maintain these terms until September 30, 2011.  We are currently leasing an additional 2,400 square feet of office and conference room space with Stan Checketts Properties on a month to month basis at a rental rate of $1,800 per month.  Deferred rental payments totaling $80,142 have been accrued as of March 31, 2011, and are classified under due to related party on our balance sheet.

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to a non-affiliated bank. The principal amount due was $791,475 as of March 31, 2011, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang and Messrs. Gene Mulvihill, Stan Checketts, and Burton Koffman (“Koffman”) are the joint and several guarantors of this promissory note.  Gene Mulvihill is the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

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

The Company used the services of Coordinate Services, Inc. for product development.  The owner of this company is Gene Mulvihill, Jr. who is the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense for the six months ended March 31, 2011 and 2010 was $88,763 and $63,840 respectively; which is recorded under Research and Development expenses.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2011

NOTE 9 - RELATED PARTY TRANSACTIONS (continued):

The Company reimbursed North Jersey Management Services, Inc. for payroll related expenses for the services of Joseph Bellantoni, the Company’s Chief Financial Officer, and Maureen Cowell, the Company’s Corporate Secretary.  Mr. Bellantoni is also the President and Mrs. Cowell is the Vice President of North Jersey Management Services, Inc.  The amount of this expense for the six months ended March 31, 2011 and 2010 was $39,000 and $4,800 respectively; which is recorded under General and Administrative expenses.

In April 2010, we entered into a twenty-year ground lease with Route 94 Development Corporation to lease a portion of an approximately fifteen acre parcel in the town of Hamburg, located in Hardyston Township, New Jersey, on which we intend to construct a Robotic Valet parking facility.  The leased property is within the Crystal Springs Golf and Spa Resort (“the Resort”) adjacent to Grand Cascades Lodge. The parking facility is being constructed by Crystal Springs Builders, LLC.  Gail Mulvihill is a principal shareholder of Route 94 Development Corporation, the Resort and Crystal Springs Builders, LLC.  It is intended that this facility will be used by us primarily for demonstration and marketing purposes in the eastern portion of the United States.  In consideration of the benefits to us under the terms of the lease, we agree to provide to the lessor and its affiliates parking and storage space within the facility at no cost to the lessor and its affiliates subject to our right to use the facility for demonstration purposes.  In addition, we are required to pay the operating costs, premiums on the insurance required under the terms of the lease and incremental property taxes resulting from our construction of the facility.  For a period of 60 months, commencing five years after execution of the lease, the lessor has the option to purchase the facility from us and we have a right to cause the lessor to buy from us the facility we construct.  The price to be paid by the lessor upon exercise of its option to purchase the facility is 110% of the greater of (i) the depreciated value of the facility, or (ii) the fair market value of the facility, and the price to be paid by the lessor upon exercise of our right to cause the lessor to buy the facility is $1.00.

On May 14, 2010, the Company entered into a 6% convertible line of credit for up to $1,300,000 with Sail Energy, a company owned by Gail Mulvihill, who has sole voting and investment control.  The amount outstanding on this line of credit, including accrued interest, as of March 31, 2011 is $291,929.  See Note 7.

In July 2010, Venturetek, LP, a principal stockholder of the Company, entered into a 6% convertible promissory note with the Company for $273,000.  The amount outstanding on this note, including accrued interest, as of March 31, 2011 is $284,249.  See Note 7.

In February and March 2011, the Company drew down a total of $2,166,664 on its line of credit of $3,250,000.  In connection with the draw down, the Company issued notes in an aggregate amount of $1,166,666 to four related parties.  In addition, in connection with the draw down, five-year warrants were issued to these related parties to purchase a total of 3,499,998 shares of common stock at an exercise price of $0.30 per share.

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

NOTE 10- COMMITMENTS AND CONTINGENCIES:

Between December 23 and December 29, 2010, the Company obtained commitments for a line of credit for an aggregate of $3,250,000 provided by nine accredited investors, including four related parties in the amount of $1,750,000, pursuant to the terms of a commitment letter entered into between these lenders and the Company; see Note 7.  When the Company draws down on this line of credit, each lender receives a note for the amount borrowed with an interest rate of 3% per annum, and additional warrants at a rate of three warrants for each dollar drawn down from that lender's commitment, with the amount of the draw down attributable to each investor’s commitment to be determined on a pro rata basis.  Based on these terms, the Company will issue up to an additional 9,750,000 five-year warrants to purchase a share of common stock exercisable at $0.30 per share if the entire line of credit is drawn down, in addition to the 3,250,000 warrants already issued at the time of the commitment.  As of March 31, 2011, the Company had drawn down a total of $2,166,664 on this line of credit.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2011

NOTE 10- COMMITMENTS AND CONTINGENCIES (continued):

Boomerang Utah is a joint and several guarantor on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $791,495, bearing interest at 3.807% per annum and due August 1, 2027.  The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  Messrs. Gene Mulvihill, Checketts, and Koffman, are the other joint and several guarantors of the promissory note.

The lease on our principal office in Morristown, NJ is for a term of five years with a 4% annual increase on the prior year’s base rent.  The two renewal terms are for four years each with 4% annual increases on the prior year’s base rent.  The Company has the option to terminate the lease thirty-six months after the Commencement Date of January 1, 2009.  During the quarter ended March 31, 2011, the Company has given notice to terminate this lease effective December 31, 2011.

The aggregate future minimum annual rental payments, exclusive of escalation payments for taxes and operating costs, under operating leases are as follows:

Twelve months ended:
March 31, 2012	$403,886
Total	$403,886

NOTE 11– SUBSEQUENT EVENTS:

In May 2011, the Company drew down the remaining $1,083,336 on its line of credit of $3,250,000.  In connection with the draw down, the Company issued notes in an aggregate amount of $1,083,336, bearing interest of 3% per annum to a total of nine investors, including $583,334 to four related parties.  In addition, in connection with the draw down, five-year warrants were issued to purchase 3,250,008 shares of common stock at an exercise price of $0.30 per share, including a total of 1,750,002 warrants issued to four related parties.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the six months ended March 31, 2011 decreased by $3,246,571 to $1,037,791 and was primarily due to expenses incurred on our ongoing rack and rail project as well as the demonstration facility being built in New Jersey. We expect to raise additional funds during the balance of the fiscal year ended September 30, 2011 to implement our business plan. We anticipate seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations.

For the six months ended March 31, 2011, the Company had a net loss of $12,420,516. Included in the net loss were non-cash expenses for depreciation of $25,103, a loss on the disposal of equipment of $1,893 and a loss on equity investment of $34,910. Additionally, expenses related to the issuance of stock options for services amounted to $1,652,243, expenses for the issuance of warrants for services totaled $3,334,951, and expenses for the issuance of warrants for financing totaled $2,924,927. Offsetting the use of cash from operations were year-over-year increases in due to related party of $141,733 and estimated loss on uncompleted contract of $94,385, and a decrease in notes receivable of $8,710. These items were partially offset by increases in prepaid and other assets of $28,879, accounts receivable of $170,176, inventory of $40,872, and decreases in accounts payable and accrued liabilities of $309,186, billings in excess of costs and estimated earned profits on uncompleted contracts of $48,186 incurred in connection with the Company starting to fulfill the terms of the railed based parking contract under construction and an increase in costs and estimated earned profits in excess of billings on completed contracts of $437,144. After reflecting the net changes in assets and liabilities, net cash used in operations was $5,236,104 for the six months ended March 31, 2011.

Financing activities provided cash of $3,352,712 for the six months ended March 31, 2011.  Net cash provided by financing activities consisted of $1,199,999 of proceeds from private placements of common stock and $2,166,664 of proceeds from loans payable, offset by of $13,951 of repayments of loans payable.

During the six months ended March 31, 2011, net cash used in investing activities consisted of an increase in equity investment of $38,516 and an increase in property, plant and equipment of $1,324,663, which includes $1,293,221 of construction in progress for the demonstration robotic system currently being built in the town of Hamburg, located in Hardyston Township, New Jersey. Accordingly, net cash used in investing activities was $1,363,179.

These activities during the six months ended March 31, 2011 resulted in the Company's cash and cash equivalents decreasing by $3,246,571.

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE SIX MONTHS ENDED MARCH 31, 2011 COMPARED WITH THE SIX MONTHS ENDED MARCH 31, 2010

Revenues were $1,319,620 for the six months ended March 31, 2011, compared with $86,975 for the six months ended March 31, 2010, for an increase of $1,232,645.  The increase was due to the continuing construction of a rail-based parking system that commenced in fiscal 2010.  This revenue was recognized using the percentage of completion method.

Cost of Goods sold were $2,022,533 for the six months ended March 31, 2011, compared with $75,945 for the six months ended March 31, 2010, for an increase of $1,946,588.  The increase was due to the continuing construction of the same rail-based parking system that commenced in fiscal 2010.  The Company recognized a gross loss of $702,913 for the six months ended March 31, 2011, which included an expense of $94,385 as a provision for the remaining loss to be incurred on the project.

Sales and Marketing expenses were $592,940 for the six months ended March 31, 2011, compared with $503,837 for the six months ended March 31, 2010, for an increase of $89,103. The increase was primarily the result of payroll, travel and trade show related expenses incurred by our salesmen.  Advertising expenses for the six months ended March 31, 2011 and 2010 were $138,783 and $118,894, respectively.

General and administrative expenses were $1,794,488 for the six months ended March 31, 2011, compared with $1,504,231 for the six months ended March 31, 2010, for an increase of $290,257.  This increase is primarily the result of expenses related to nine full-time employees and one part-time employee in 2011 compared to five full-time employees and one part-time employee in 2010.

Stock-based compensation expenses for services were $4,987,194 for the six months ended March 31, 2011, compared with $6,771,298 for the six months ended March 31, 2010, for a decrease of $1,784,104.  In the first six months of 2011, this expense is the result of recording an aggregating $1,652,243 resulting from the grant of stock options to purchase a total of 5,000,000 fully vested shares, 340,000 shares that have vested during the six months ended March 31, 2011 and 1,250,000 shares that vest in the future.  These issuances were used to attract and retain employees and management and we intend to continue to issue equity as necessary to retain our employees and management.  Additional expenses resulting from the grant of warrants include $3,309,951 as executive compensation to purchase a total of 15,200,000 shares of common stock and $25,000 as compensation to a consultant to purchase a total of 100,000 shares of common stock.

Research and Development expenses were $1,321,631 for the six months ended March 31, 2011, compared with $1,001,548 for the six months ended March 31, 2010, for an increase of $320,083.  As of March 31, 2011, the Company employed thirty full-time and two part-time employees focused on research and development of a RoboticValet system compared to fourteen full-time employees in 2010.

Depreciation and amortization was $25,103 for the six months ended March 31, 2011, compared with $24,317 for the six months ended March 31, 2010, for an increase of $786. This increase is the result of purchasing additional fixed assets.

Interest income was $1,224 for the six months ended March 31, 2011, compared with $2,511 for the six months ended March 31, 2010, for a decrease of $1,287.  This decrease is the result of a Note Receivable to CSExpress, LLC being repaid in full by December 2010 as well as a decrease in our overall cash balance in the bank.

Interest expense was $28,149 for the six months ended March 31, 2011, compared with $104,376 for the six months ended March 31, 2010, for a decrease of $76,227.  This decrease is due to repayment and conversion of debt during the fiscal year ended 2010 as well as the conversion of debt to equity that took place on November 24, 2010.

Stock-based compensation expenses for financing were $2,924,927 for the six months ended March 31, 2011, compared with $0 for the six months ended March 31, 2010.  This increase is the result of recording expenses from the issuance of warrants to purchase a total of 9,749,992 shares of common stock in connection with a line of credit.

As of the end of the second fiscal quarter of 2011 there were five outstanding contracts awaiting various approvals which, if obtained, we expect will enable them to become unconditional agreements for the sale of products.

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2010

Revenues were $153,487 during the quarter ended March 31, 2011, compared with $86,975 during the quarter ended March 31, 2010, for an increase of $66,512.  The increase was due to the continuing construction of a rail-based parking system that commenced in fiscal 2010.  This revenue was recognized using the percentage of completion method.

Cost of Goods sold were $763,614 during the quarter ended March 31, 2011, compared with $75,945 during the quarter ended March 31, 2010, for an increase of $687,669.  The increase was due to the continuing construction of the same rail-based parking system that commenced in fiscal 2010.  The Company recognized a gross loss of $610,127 on the project for the three months ended March 31, 2011.

Sales and Marketing expenses were $288,166 during the quarter ended March 31, 2011, compared with $274,314 during the quarter ended March 31, 2010, for an increase of $13,852.

General and administrative expenses were $920,448 during the quarter ended March 31, 2011, compared with $791,218 during the quarter ended March 31, 2010, for an increase of $129,230.  This increase is primarily the result of expenses related to nine full-time employees and one part-time employee in 2011 compared to five full-time employees and one part-time employee in 2010.

Stock-based compensation expenses for services were $1,461,095 for the quarter ended March 31, 2011, compared with $6,633,194 for the quarter ended March 31, 2010, for a decrease of $5,172,099.

Research and Development expenses were $590,786 for the quarter ended March 31, 2011, compared with $478,260 for the quarter ended March 31, 2010, for an increase of $112,526.  As of March 31, 2011, the Company employed thirty full-time and two part-time employees focused on research and development of a RoboticValet system compared to fourteen full-time employees in 2010.

Depreciation and amortization was $12,782 for the quarter ended March 31, 2011, compared with $12,187 for the quarter ended March 31, 2010, for an increase of $595.

Interest income was $407 for the quarter ended March 31, 2011, compared with $769 for the quarter ended March 31, 2010, for a decrease of $362.

Interest expense was $16,810 for the quarter ended March 31, 2011, compared with $44,375 for the quarter ended March 31, 2010, for a decrease of $27,565.  This decrease is due to repayment and conversion of debt during the fiscal year ended 2010 as well as the conversion of debt to equity that took place on November 24, 2010.

Stock-based compensation expenses for financing were $1,949,942 for the three months ended March 31, 2011, compared with $0 for the three months ended March 31, 2010.  This increase is the result of recording expenses from the issuance of warrants to purchase a total of 6,499,992 shares of common stock in connection with the Company drawing down on a line of credit.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the six months ended March 31, 2011 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Accounts receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. For the period ended March 31, 2011 and 2010, the Allowance for Doubtful Accounts was $0.

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

Research and development – Pursuant to ASC 730 , research and development costs are expensed as incurred.

Inventories – Inventories consisting of parts, materials, and assemblies are stated at the lower of cost or market. Cost is determined using the weighted average cost method.

Stock-based compensation – We adopted ASC 718-10-25, using the modified-prospective-transition method on February 7, 2008.  Under this method, we are required to recognize compensation cost for stock-based compensation arrangements with employees and directors based on their grant date fair value using the Black-Scholes option-pricing model, such cost to be expensed over the compensations’ respective vesting periods.  For awards with graded vesting, in which portions of the award vest in different periods, we recognize compensation costs over the vesting periods using the straight-line method.  For calculating the value for warrants, the Black-Scholes method is also used.

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

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2011, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Material Weaknesses

We have identified material weaknesses in our internal controls over financial reporting as of the quarter ended March 31, 2011 that do not require our financial statements to be restated.  Since we are a small business issuer, we do not maintain a full staff of accounting personnel with full knowledge of the accounting treatment for all transactions which constitutes a material weakness in our internal controls over financial reporting.  We have hired consultants from time to time as we believe necessary to provide the necessary experience in accounting for these types of transactions.

Changes in Internal Controls

Except for the retention of consultants from time to time as deemed necessary and described above and the hiring of a Controller who commenced employment during the quarter, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We believe that the addition of a Controller will help alleviate the weaknesses noted above.

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
As of March 31, 2011, we had cash and cash equivalents of approximately $1,037,791, and in December 2010, the Company obtained a commitment for a line of credit in the aggregate of $3,250,000 provided by nine accredited investors, including four related parties in the amount of $1,750,000, from which we can draw down.  As of March 31, 2011, the Company has drawn down $2,166,664 on this line of credit. To date our cash flows have been insufficient to fund our operations, which have included a substantial amount of research and development in connection with our RoboticValet System.  Because we have not generated sufficient cash from operations to date, we have funded our business primarily from the sale of equity securities and through the issuance of convertible notes. Historically, we have received funding from our directors, officers and related parties.  Although we believe that our existing cash, the notes and our anticipated cash receipts will be sufficient to sustain our operations, at our current expense levels, through the second quarter of fiscal 2012, we will require significant additional cash to expand our operations.  Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock.

We have a history of losses and cash outflow from operations which may continue if we do not increase our sales or reduce our costs.
We have generated few sales since our inception, and have generated an operating loss in each financial period since inception. Our accumulated deficit as of March 31, 2011 is $46,131,010, losses are continuing to date and are expected to continue into the future until such time as we are able to generate meaningful sales of our systems.  In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan to continue to invest to grow our business, we may not be able to successfully generate sufficient sales to achieve profitability. Our ability to achieve profitability also depends on our ability to expand our customer base and scale up our production capacity beyond our existing capacity, as well as our ability to provide products to meet the demands of our customers. If we fail to reduce the cash consumption from operations and to generate cash from other sources on a timely basis, or if the cash requirements of our business change as the result of changes in the cost of materials, a decline in the real estate market or other causes, we could no longer have the cash resources required to run our business. There is no assurance that we will achieve profitable operations at any point in time or at all.

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
Through the date of these financial statements, we have manufactured and assembled one automated parking and one automated storage system intended for commercial use, and have a third system currently being assembled.  Accordingly, we have limited experience in acquiring and manufacturing the parts and components for the systems, assembling the systems, and in estimating the labor and overhead costs incurred with manufacturing the parts and components for the systems, assembling the systems, and in estimating the labor and overhead costs incurred with the manufacturing, assembling and installing the automated parking and storage systems.  This limited experience may result in us underestimating these costs which could lead to our expenses exceeding the revenues we receive from the contracts we have entered into and that we may enter into in the future.  Losses on our contracts will deplete our cash resources and adversely affect our revenues.  At March 31, 2011, the Company estimated that it would incur a loss on a rail based project.  The total loss was estimated to be approximately $700,000, all of which was recognized during the period ended March 31, 2011.

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
Although our Chief Executive Officer has agreed to devote the vast majority of his productive time, ability and attention to our business, he also is permitted to provide consulting services to third parties on a limited basis, and to serve on other boards of directors.  In addition, our Chief Financial Officer has no employment agreement with the company, and no obligation to provide a specific percentage of his time to the Company.  Currently, our Chief Financial Officer provides approximately 25% of his productive time to us pursuant to a shared services agreement.  In addition, Stan Checketts, CEO of our wholly owned operating subsidiary, Boomerang Sub, Inc., and a member of the Company’s Board of Directors, has commenced developing, manufacturing, and selling amusement rides through two companies: Stan Checketts Properties and Soaring Eagle, Inc.  As a result, he devotes less than 100% of his time to the company.  Accordingly, these officers may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of these officers’, particularly our Chief Financial Officer’s, other business commitments will keep these officers from devoting sufficient time to the management of our business. Competing demands on these officers’ time may lead to a divergence between their interests and the interests of other shareholders.

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
Our systems and the real estate development projects in which they are installed are subject to a variety of regulations, including zoning and building codes, permitting, and fire and other safety regulations.  Most of these regulations are local and vary considerably from location to location.  We and our customers will be required to design systems and garages that conform to all applicable regulations, which may make it more difficult to standardize our offerings or to maximize the efficiency of our systems.  The enforcement of local regulations often involves the exercise of considerable judgment and there is likely to be a certain level of uncertainty as to what the regulations will be held to require in each project.  Local regulations may cause delays or cost increases that could have an adverse impact on our business.

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
Our management identified material weaknesses in connection with the preparation of our March 31, 2011 financial statements.  The conclusion that our disclosure controls and procedures were not effective was due to the lack of finance and accounting personnel with an appropriate level of knowledge, experience and training in the application of U.S. GAAP, inadequate number of personnel to properly implement control procedures, insufficient written policies and procedures for accounting and financial reporting, and inadequate financial statement closing process.  Our fiscal year 2010 financial reporting close process was ineffective in recording certain transactions according to the applicable accounting pronouncement and preparing certain critical financial statement disclosures. In order to correct the foregoing deficiencies, we plan to take the following remediation measures:  (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities and (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel.  In addition, we hired a Controller who started during the quarter ended March 31, 2011.

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
As of May 13, 2011, we had:

•	76,473,261 shares of common stock that were subject to outstanding warrants;
•	13,827,686 shares of common stock that were subject to options; and
•	$546,000 of outstanding lines of credit and notes that were convertible into a maximum of 2,184,000 shares of common stock, subject to adjustment.

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

In February and March 2011, the Company drew down a total of $2,166,664 on its line of credit of $3,250,000.  In connection with the draw down, the Company issued five-year warrants to purchase 6,499,992 shares of common stock at an exercise price of $0.30 per share, including a total of 3,499,998 warrants issued to four related parties.

The securities sold as described above were sold under an exemption from the registration requirements of the Securities Act of 1933, as amended, upon reliance on Section 4(2) thereof and/or regulation D promulgated thereunder. No underwriters were employed in any of these transactions.  Each of the certificates issued bears or will bear a legend stating that resale of the shares, including shares to be issued on exercise of options and warrants, is restricted without compliance with the registration requirements of the Securities Act or the availability of an exemption from such registration requirements and stop transfer instructions have been or will be placed with the transfer agent with respect to the transfer of the shares issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

 Exhibit
 Number     Description

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) (1)

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a) (1)

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 (furnished, not filed) (1)

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 1350 (furnished, not filed) (1)

(1) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

Dated: May 16, 2011
By: /s/ Mark R. Patterson
Mark Patterson
Principal Executive Officer

Dated: May 16, 2011
By: /s/ Joseph R. Bellantoni
Joseph R. Bellantoni
Principal Financial Officer
and Principal Accounting Officer