Form 10-Q
period 2011-06-30
Boomerang Systems, Inc.
filed 2011-08-15
CIK 314712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011	Commission file number 0-10176

BOOMERANG SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	22-2306487
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

355 Madison Avenue, Morristown, NJ	07960
(Address of principal executive offices)	(Zip Code)

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

Class - Common Stock, $0.001 par value
7,277,829 shares Outstanding at August 11, 2011

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6-15

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16-20

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4. Controls and Procedures	20-21

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings	22

ITEM 1A. Risk Factors	22-29

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 3. Defaults Upon Senior Securities	30

ITEM 4. [Removed and Reserved]	30

ITEM 5. Other Information	30

ITEM 6. Exhibits	30

PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30	September 30,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$314,714	$4,284,362
Accounts receivable	406,411	235,605
Note receivable	-	8,710
Inventory	466,428	265,761
Prepaid expenses and other assets	59,935	40,882
Costs in excess of billings	453,199	-
Total current assets	1,700,687	4,835,320

Property, plant and equipment, net	2,701,934	1,295,388

Other assets:
Note receivable	16,518	15,835
Investment	50,957	45,460
Total other assets	67,475	61,295

Total assets	$4,470,096	$6,192,003

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,348,228	$1,412,081
Due to related party	283,467	70,867
Deposit payable	234,403	219,403
Billings in excesss of costs and estimated earned profits on uncompleted contracts	-	48,186
Estimated loss on uncompleted contract	158,589	-
Debt- current portion	1,910,297	506,908
Debt- current portion - related party	2,296,000	546,000
Total current liabilities	6,230,984	2,803,445

Long term liabilities:
Debt- less current portion	15,613	38,111
Total long term liabilities	15,613	38,111

Total liabilities	6,246,597	2,841,556

Stockholders' equity (deficit):
Preferred stock, $0.01 par value; authorized shares 1,000,000; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 400,000,000 and 200,000,000; 7,277,192 and 7,021,403 issued and outstanding	7,277	7,021
Additional paid in capital	47,699,431	37,053,920
Accumulated (deficit)	(49,483,209)	(33,710,494)
Total stockholders' (deficit)	(1,776,501)	3,350,447

Total liabilities and stockholders' equity (deficit)	$4,470,096	$6,192,003

Note: Common Stock and Additional paid in capital at September 30, 2010 have been presented to reflect the effect of the one-for-twenty reverse stock split of the Company's common stock effected on June 20, 2011.

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

Revenues:
System sales	$1,319,620	$341,675	$-	$254,700
Total revenues	1,319,620	341,675	-	254,700

Cost of Goods Sold	2,496,467	298,345	473,934	222,400
Gross Profit (Loss)	(1,176,847)	43,330	(473,934)	32,300

Expenses:
Sales and marketing	891,800	833,461	298,860	329,624
General and administrative expenses	2,694,194	2,181,250	899,705	575,769
Stock-based compensation - services	5,147,890	8,740,020	160,696	2,069,972
Research and development	1,792,653	1,632,500	471,022	630,952
Depreciation and amortization	38,209	37,083	13,106	12,766
Total expenses	10,564,746	13,424,314	1,843,389	3,619,083

Loss from operations	(11,741,593)	(13,380,984)	(2,317,323)	(3,586,783)

Other income (expenses):
Interest income	1,553	3,130	329	619
Interest expense	(60,858)	(150,689)	(32,709)	(46,313)
Stock-based compensation - financing	(3,899,866)	-	(974,939)	-
Loss on disposal of equipment	(1,893)	-	-	-
Loss on equity investment	(52,037)	(89,400)	(17,128)	(68,980)
Total other income (expenses)	(4,013,101)	(236,959)	(1,024,447)	(114,674)

Loss before provision for income taxes	(15,754,694)	(13,617,943)	(3,341,770)	(3,701,457)
Provision for income taxes	18,021	6,357	10,429	1,977

Net loss	$(15,772,715)	$(13,624,300)	$(3,352,199)	$(3,703,434)

Net loss per common share - basic and diluted	$(2.22)	$(3.14)	$(0.46)	$(0.75)

Weighted average number of shares - basic and diluted	7,111,900	4,345,833	7,277,192	4,912,831

Note:  The weighted average number of shares, basic and diluted, for the three months and nine months ended June 30, 2010 have been presented to reflect the effect of the one-for-twenty reverse stock split of the Company's common stock effected on June 20, 2011.

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,772,715)	$(13,624,300)
Adjustments to reconcile net loss operations to net cash (used in) operating activities:
Depreciation	38,209	37,083
Loss on disposal of equipment	1,893	-
Grant of options for services	1,812,939	5,991,886
Issuance of common stock for services	-	700,000
Issuance of warrants for services	3,334,951	1,600,342
Issuance of warrants for financing	3,899,866	-
Loss on equity investment	52,037	89,400
Post-Maturity Warrants	-	100,619
Changes in assets and liabilities:
(Increase) in accounts receivable	(170,806)	(198,605)
(Increase)/ decrease in notes receivable	8,710	(15,243)
(Increase) in notes receivable (non-current)	(683)	-
(Increase) in costs in excess of billings	(453,199)	-
(Increase) in inventories	(200,667)	(125,049)
(Increase) in prepaid expenses and other assets	(19,053)	(7,420)
Increase/ (decrease) in accounts payable and accrued liabilities	(63,853)	1,004,898
Increase in due to related party	212,600	203,406
Increase in deposit payable	15,000	200,000
Increase/ (decrease) in billings in excess of costs and estimated earned profits on uncompleted contracts	(48,186)	189,436
Increase in estimated loss on uncompleted contract	158,589	-
NET CASH USED IN OPERATING ACTIVITIES	(7,194,368)	(3,853,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,446,648)	(519,414)
Additional equity investment	(57,534)	(121,718)
NET CASH USED IN INVESTING ACTIVITIES	(1,504,182)	(641,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	3,550,000	1,369,090
Repayment of loans payable	(21,097)	(71,892)
Proceeds from private placement- common stock	1,199,999	2,190,576
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,728,902	3,487,774

DECREASE IN CASH AND CASH EQUIVALENTS	(3,969,648)	(1,006,905)
CASH AND CASH EQUIVALENTS - beginning of period	4,284,362	1,032,160

CASH AND CASH EQUIVALENTS- end of period	$314,714	$25,255

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$4,079
Income taxes	$9,892	$6,357

Non-cash investing and financing activites:
Conversion of promissory notes and accrued interest into common stock	$-	$2,141,691
Conversion of debt and accrued interest into common stock	$398,012	$-
See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2011

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS:

The Company

The Company, through its wholly owned subsidiary, Boomerang Utah, is engaged in the design, development, and marketing of automated storage and retrieval systems for automobile parking and containerized self-storage units. The Company was a developmental stage company through the first quarter of fiscal 2008.

Unless the context otherwise requires, the terms “Company,” “we,” “our,” and “us,” means Boomerang Systems, Inc. and its consolidated subsidiaries.

On June 20, 2011, an amendment to the Company’s Certificate of Incorporation was filed, effecting a one-for-twenty reverse split (the “Reverse Split”) of Boomerang’s common stock.  The par value of the Company’s common stock will remain $0.001 per share and the number of shares of common stock authorized to be issued will remain at 400,000,000.

All share numbers in the financial statements give effect to the Reverse Split.

Our fiscal year end is September 30th.  We define fiscal year 2011 as the twelve month period ended September 30, 2011.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared for the interim period and consist only of normal recurring adjustments, which are in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The results of operations for the nine months ended June 30, 2011 are not necessarily indicative of the results for the Company to be expected for the full fiscal year ending September 30, 2011.

Reclassification

Certain three and nine months ended June 30, 2010 items have been reclassified to conform to the three and nine months ended June 30, 2011 presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

Revenues from the sales of RoboticValet™ systems will be recognized at such time as the title and risk of loss of the system passes to the customer, which Management expects will generally occur within one year of the start of production under the terms of the related sales agreement.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of June 30, 2011, it was estimated that the gross loss on current contracts would be $1,173,452.  This loss is comprised of $1,014,863 recognized through the percentage of completion method for the nine months ended June 30, 2011, and $158,589 as a provision for the remaining losses on contracts.  In addition, the $3,395 of gross profit recognized at September 30, 2010 was reversed out during the nine months ended June 30, 2011.

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

Revenue of $1,319,620 and $341,675 has been recorded for the nine months ended June 30, 2011 and 2010, respectively.

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

Earnings Per Common Share

We adopted ASC 260. The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing our net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted income/(loss) per common share for the nine months ended June 30, 2011 and 2010 were 7,111,900 and 4,345,833, respectively and the three months ended June 30, 2011 and 2010 were 7,277,192 and 4,912,831, respectively.  The weighted average number of shares, basic and diluted, for the three months and nine months ended June 30, 2010 have been retroactively adjusted to reflect the Reverse Split. The Company’s common stock equivalents, net of outstanding options and warrants, have not been included as to include them would be anti-dilutive. As of June 30, 2011, there were options outstanding for the purchase of 641,385 common shares and warrants for the purchase of 3,986,184 common shares, both of which could potentially dilute future earnings per share.

Stock-Based Compensation

The analysis and computation was performed based on our adoption of ASC 718-10-25, which requires the recognition of the fair value of stock-based compensation.  For the nine months ended June 30, 2011 and 2010, we recognized $562,942 and $365,712, respectively, in share-based payments related to non-vested stock options that were issued from fiscal year 2008 through 2010, and $1,249,997 and $5,626,174 for fully vested options issued during the nine months ended June 30, 2011 and 2010, respectively.  In addition, at June 30, 2011, we recognized $7,234,817 for the issuance of warrants, of which $3,309,950 was for warrants issued to the Chief Executive Officer of the Company in connection with his employment agreement.  See Note 8.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Research and Development

Pursuant to ASC 730, research and development costs are expensed as incurred.  Research and Development expense for the nine months ended June 30, 2011 and 2010 were $1,792,653 and $1,632,500, respectively.

Advertising

Advertising costs amounted to $201,374 and $169,772 for the nine months ended June 30, 2011 and 2010, respectively. Advertising costs are expensed as incurred.

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

Accounts Receivable

Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We consider our accounts receivables to be favorably collectible.  Accordingly, we have not recorded an allowance for doubtful accounts at June 30, 2011 and September 30, 2010.

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

During the nine months ended June 30, 2011, the Company made additional investments in the UAE joint venture of $57,534.  Based on the equity method, the 49% loss we have recognized on this investment for the nine months ended June 30, 2011 was $52,037.  After factoring in the loss, our carrying value on this investment was $50,957 at June 30, 2011.

Balance as of September 30, 2010	$45,460
Additional investment	57,534
Loss on investment (49%)	(52,037)
Balance as of June 30, 2011	$50,957

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2011

NOTE 4- INVENTORY:

The components of Inventory as of June 30, 2011 and September 30, 2010 were:

	June 30, 2011	September 30, 2010
	(Unaudited)	(Audited)
Parts, materials and assemblies	$466,428	$265,761
Total Inventory	$466,428	$265,761

NOTE 5 - PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred.  Costs of major additions and betterments are capitalized.  Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets.  Depreciation and amortization for the nine months ended June 30, 2011 and 2010 were $38,209 and $37,083, respectively.

Property, plant and equipment consist of the following at June 30, 2011 and September 30, 2010:

	June 30, 2011	September 30, 2010
	(Unaudited)	(Audited)
Computer equipment	$170,792	$138,823
Machinery and equipment	96,855	96,855
Furniture and fixtures	34,720	34,720
Leasehold improvements	62,469	62,469
Construction in progress (1)	2,481,717	1,072,668
	2,846,553	1,405,535
Less: Accumulated depreciation	144,619	110,147
	$2,701,934	$1,295,388

(1)	All construction in progress at June 30, 2011 and September 30, 2010 is for the demonstration facility currently being built at Crystal Springs Resort

NOTE 6 – BILLINGS IN EXCESS OF COSTS/COSTS IN EXCESS OF BILLINGS

The Company entered into a contract in fiscal 2010 for the construction of a rack and rail-based parking system and will be recognizing revenue on the percentage of completion method.

Information with respect to uncompleted contracts at June 30, 2011 and September 30, 2010 is as follows:

	June 30, 2011	September 30, 2010
	(Unaudited)	(Audited)
Earnings on work in progress	$2,037,464	$718,530
Less: Billings	1,584,265	766,716
Costs in excess of billings/(Billings in excess of costs)	$453,199	$(48,186)

NOTE 7- DEBT:

The Company entered into a 60 month equipment lease with a third party commencing in December 2007.  The total principal balance of this lease was $135,675 at an annual rate of 6.45%.   At June 30, 2011, the outstanding principal balance was $45,372, of which $29,759 was classified as current debt.  The remaining $15,613 was classified as long-term debt.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2011

NOTE 7- DEBT (continued):

Effective February 6, 2008, subsequent to the reverse merger, the Company was indebted for an unsecured loan to a third party.  As of September 30, 2010, the principal balance of this loan was $80,538.  The loan is not collateralized, bears interest at an annual rate of 10% and is due on demand.  As of June 30, 2011, the balance of the loan including accrued interest was $86,766.

In May 2010, the Company entered into a 6% line of credit with Sail Energy, a company owned by Gail Mulvihill, a principal shareholder of the Company and the mother of the Company’s President, Christopher Mulvihill, for up to $1,300,000.  In May 2011, the credit facility was closed.  As of June 30, 2011, the outstanding principal balance of this loan was $273,000, which is due on December 31, 2011.  The total amount outstanding under this loan, including accrued interest, as of June 30, 2011 was $296,013.  The loan is convertible into shares of the Company’s common stock and warrants to purchase shares of common stock at a conversion rate of $5.00 for one share of our common stock and one five-year warrant to purchase one additional share with an exercise price of $5.00 per share. The conversion, if any, will be based on the outstanding amount of indebtedness at the time of conversion.

In July 2010, the Company entered into a 6% Convertible Promissory Note with Venturetek, LP, a principal stockholder of the Company, with a principal amount of $273,000 which is due on December 31, 2011.  The total amount outstanding under this note, including accrued interest, as of June 30, 2011 was $288,333.  The note, together with accrued but unpaid interest, is convertible into shares of the Company’s common stock and warrants to purchase shares of common stock at a rate of $5.00 for a unit consisting of one share of our common stock and one five-year warrant to purchase one additional share at an exercise price of $5.00 per share.  The conversion, if any, will be based on the outstanding amount of indebtedness at the time of conversion.

In November 2010, the Company converted a third party loan of $398,012, including accrued interest, that was due to mature on December 31, 2010 and had an interest rate of 12%, into 79,603 shares of the Company’s common stock, $0.001 par value and an equal number of five-year warrants, each to purchase a share of the Company’s common stock with an exercise price of $5.00 per share.

Between December 23 and December 29, 2010, the Company obtained commitments for a line of credit for an aggregate of $3,250,000 provided by nine accredited investors, including four related parties in the amount of $1,750,000, pursuant to the terms of a commitment letter entered into between these lenders and the Company.  If the Company draws down on the line of credit, each lender will receive a note for the amount borrowed, which will bear interest from the date of the borrowing thereunder at a rate of 3% per annum.  Under the terms of the commitment letter, each lender received one five-year warrant to purchase one share of the Company’s common stock for every dollar that lender committed under the line of credit, with an exercise price of $6.00 per share, see Note 8.  In addition, if the Company draws down on the line of credit, each lender will receive additional warrants at a rate of three warrants for each dollar drawn down from that lender's commitment, with the amount of the draw down attributable to each investor’s commitment to be determined on a pro rata basis.

In February and March 2011, the Company drew down a total of $2,166,664 on this line of credit of $3,250,000.  In connection with the draw down, the Company issued notes in an aggregate amount of $2,166,664, bearing interest of 3% per annum to a total of nine investors, including $1,166,666 to four related parties.  In addition, in connection with the draw down, five-year warrants were issued to purchase 325,000 shares of common stock at an exercise price of $6.00 per share, including a total of 175,000 warrants issued to four related parties.

In May 2011, the Company drew down the remaining $1,083,336 on the aforementioned line of credit.  In connection with the draw down, the Company issued notes in an aggregate amount of $1,083,336, bearing interest of 3% per annum to a total of nine investors, including $583,334 to four related parties.  In addition, in connection with the draw down, five-year warrants were issued to purchase 162,500 shares of common stock at an exercise price of $6.00 per share, including a total of 87,500 warrants issued to four related parties.

On June 30, 2011, the Company entered into a 3.25% line of credit for up to $1,000,000 which is due on October 29, 2011.  At June 30, 2011, the Company has drawn down $300,000 on this line of credit.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2011

NOTE 7- DEBT (continued):

Debt as of June 30, 2011 and September 30, 2010 is summarized below:

	Principal
	As of
Current Debt- Third Party:	6/30/2011	9/30/2010	Maturity Date		Interest Rate	Secured
Loan Payable- Third Party	$80,538	$80,538	Upon Demand		10%	No
Loan Payable- Third Party	-	398,012	12/31/2010	(1)	12%	No
Promissory Notes – Line of Credit	1,500,000	-	1/1/2012		3%	No
Promissory Note – Line of Credit	300,000	-	10/29/2011		3.25%	No
Lease Payable- Bank (current portion)	29,759	28,358	9/30/2011		6.45%	Yes
Total Current Debt- Third Party	$1,910,297	$506,908

Current Debt- Related Party:
Loan Payable- Related Party	$273,000	$273,000	12/31/2011		6%	No
Loan Payable- Related Party	273,000	273,000	12/31/2011		6%	No
Promissory Notes – Line of Credit	1,750,000	-	1/1/2012		3%	No
Total Current Debt- Related Party	$2,296,000	$546,000

Long-Term Debt:
Lease Payable- Bank	$15,613	$38,111	12/31/2012		6.45%	Yes
Total Long-Term Debt	$15,613	$38,111

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

In November 2010, the holder of $398,012 of outstanding indebtedness, exchanged its indebtedness for units consisting of shares of the Company’s common stock and common stock purchase warrants.  The exchange was for 79,602 shares of the Company’s common stock and an equal number of common stock purchase warrants to purchase shares of common stock, which are exercisable for a period of five years at an exercise price of $5.00.  The exchange was at a rate of $5.00 for one share of common stock and one warrant.  See Note 7.

In November 2010, the Company sold 33,330 shares of common stock at $6.00 per share in a private placement for proceeds of approximately $200,000.  These investors also received five year warrants to purchase 33,330 shares with an exercise price of $6.00 per share.

On February 11, 2011, the Company sold 142,858 shares of common stock at $7.00 per share in private placements for proceeds of $1,000,000.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2011

NOTE 8- EQUITY (continued):

On June 20, 2011, an amendment to the Company’s Certificate of Incorporation was filed, effecting a one-for-twenty reverse split of Boomerang’s common stock.  The par value of the Company’s common stock will remain $0.001 per share and the number of shares of common stock authorized to be issued will remain at 400,000,000.

Options:

On October 6, 2010, the Company granted ten-year non-qualified, fully vested options to the Company’s President, Christopher Mulvihill, to purchase 200,000 shares of common stock exercisable at $5.00 per share.  The Company has valued and expensed these options at $1,000,000 for the nine months ended June 30, 2011, based on the Black-Scholes Model.

On November 24, 2010, the Company granted options to the Company’s then Chief Operating Officer, to purchase common stock comprised of five-year, non-qualified, fully vested options to purchase 50,000 shares exercisable at $5.00 per share.  These options were forfeited in June 2011, three months after his employment ceased.  Since these options vested immediately, the Company has valued and expensed these options at $249,997 for the nine months ended June 30, 2011, based on the Black-Scholes Model.

Warrants:

On October 1, 2010, the Company entered into an amended and restated employment agreement with our Chief Executive Officer, Mark Patterson.  The amended agreement provides for a base salary of $200,000 per year and provides for a grant of an aggregate of 1,080,000 five-year warrants with an exercise price of $5.00 per share that vest and become exercisable as follows: (i) 270,000 on October 1, 2010, (ii) 210,000 on each of February 1, August 1, 2011 and February 1, 2012, and (iii) 180,000 on August 1, 2012.  The amended agreement provides Mr. Patterson with a right of first refusal, pursuant to which Mr. Patterson has the right, but not the obligation, to maintain his then pro rata share of the Company’s issued and outstanding shares and warrants by purchasing additional shares and warrants each time the Company offers shares and/or warrants for sale.  The Company has valued and expensed a total of 270,000 vested warrants at $1,349,991 during the quarter ended December 31, 2010, and an additional 210,000 vested warrants at $1,259,972 during the quarter ended March 31, 2011, based on the Black-Scholes Model.

On November 12, 2010, the Company issued five-year warrants to our Chief Executive Officer, Mark Patterson, in connection with the amendment and termination of his prior employment agreement, to purchase 280,000 shares of the Company’s common stock at an exercise price of $5.00 per share.  These warrants were issued in conjunction with an amendment to the Executive employment agreement entered into with Mr. Patterson in June 2010.  Using the Black-Scholes Model, the Company has valued these warrants at approximately $1,399,985, of which $699,998 was expensed during the fiscal year ended September 30, 2010 and the remaining $699,987 was expensed during the nine months ended June 30, 2011.

On November 30, 2010, the Company granted options to a consultant to purchase up to 5,000 shares of the Company’s common stock at an exercise price of $5.00 per share.  These options vest immediately and shall expire after a period of 5 years.  The Company has valued and expensed these warrants at approximately $25,000 during the nine months ended June 30, 2011, based on the Black-Scholes Model.

Between December 23 and December 29, 2010, the Company received commitments from nine accredited investors for a line of credit of up to $3,250,000, including commitments of an aggregate of $1,750,000 by four related parties.  Each lender received one warrant to purchase one share of the Company’s common stock for each dollar that was committed.  Accordingly, the Company granted an aggregate of 162,500 five year warrants at an exercise price of $6.00 per share to these lenders, 87,500 of which were issued to related parties.  Using the Black-Scholes Model, the Company has valued and expensed these warrants at $974,985 during the nine months ended June 30, 2011, of which $524,992 pertains to related parties.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2011

NOTE 8- EQUITY (continued):

In February and March 2011, in connection with the line of credit draw, five-year warrants were issued to purchase 325,000 shares of common stock at an exercise price of $6.00 per share, including a total of 175,000 warrants issued to four related parties.  Using the Black-Scholes Model, the Company has valued and expensed these warrants at $1,949,942 during the nine months ended June 30, 2011, including $1,049,969 for the four related parties.  See Note 7.

In May 2011, in connection with a draw on the aforementioned line of credit, five-year warrants were issued to purchase 162,500 shares of common stock at an exercise price of $6.00 per share, including a total of 87,500 warrants issued to four related parties.  Using the Black-Scholes Model, the Company has valued and expensed these warrants at $974,939 during the nine months ended June 30, 2011, including $524,967 for the four related parties.  See Note 7.

NOTE 9 - RELATED PARTY TRANSACTIONS:

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our Company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us.  Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President, and is a principal stockholder of our Company.  SB&G entered into a lease with Boomerang Utah dated October 1, 2008, relating to premises located at 324 West 2450 North, Building A, Logan, Utah (“Building A”).  The Company assumed this lease in February 2008.  The initial term of the lease was for one year with an annual rent of $260,610 plus real property and school taxes. In addition, Boomerang is obligated to pay for all utilities, repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities.  On March 15, 2010, Boomerang and SB&G agreed to maintain these terms until September 30, 2011.  Deferred rental payments totaling $176,610 have been accrued as of June 30, 2011, and are classified under due to related party on our balance sheet.

Stan Checketts Properties (“SCP”), a company owned by the chief executive officer of Boomerang’s wholly owned subsidiary, Boomerang Sub, Inc., entered into a lease with Boomerang Utah dated October 1, 2008 for premises located at 324 West 2450 North, Building B, Logan, Utah.  The Company assumed this lease in February 2008.  The initial term of the lease was for one year at a fixed annual rent of $157,680 plus real property and school taxes. In addition, Boomerang is obligated to pay for all utilities and for repairs and maintenance to the property.  The approximately 18,000 square foot leased premises are, in addition to Building A, also used for Boomerang’s manufacturing activities.  On March 15, 2010, Boomerang and SCP agreed to maintain these terms until September 30, 2011.  We are currently leasing an additional 2,400 square feet of office and conference room space with Stan Checketts Properties on a month to month basis at a rental rate of $1,800 per month.  Deferred rental payments totaling $106,857 have been accrued as of June 30, 2011, and are classified under due to related party on our balance sheet.

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to a non-affiliated bank. The principal amount due was $782,870 as of June 30, 2011, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang and Messrs. Gene Mulvihill, Stan Checketts, and Burton Koffman (“Koffman”) are the joint and several guarantors of this promissory note.  Gene Mulvihill is the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2011

NOTE 9 - RELATED PARTY TRANSACTIONS (continued):

The Company used the services of Coordinate Services, Inc. for product development.  The owner of this company is Gene Mulvihill, Jr. who is the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense for the nine months ended June 30, 2011 and 2010 was $106,694 and $113,889 respectively; which is recorded under Research and Development expenses.

The Company reimbursed North Jersey Management Services, Inc. for payroll related expenses for the services of Joseph Bellantoni, the Company’s Chief Financial Officer, and Maureen Cowell, the Company’s Corporate Secretary.  Mr. Bellantoni is also the President and Mrs. Cowell is the Vice President of North Jersey Management Services, Inc.  The amount of this expense for the nine months ended June 30, 2011 and 2010 was $58,500 and $21,600 respectively; which is recorded under General and Administrative expenses.

In April 2010, we entered into a twenty-year ground lease with Route 94 Development Corporation to lease a portion of an approximately fifteen acre parcel in the town of Hamburg, located in Hardyston Township, New Jersey, on which we intend to construct a RoboticValet™ parking facility.  The leased property is within the Crystal Springs Golf and Spa Resort (“the Resort”) adjacent to Grand Cascades Lodge. The parking facility is being constructed by Crystal Springs Builders, LLC.  Gail Mulvihill is a principal shareholder of Route 94 Development Corporation, the Resort and Crystal Springs Builders, LLC.  It is intended that this facility will be used by us primarily for demonstration and marketing purposes in the eastern portion of the United States.  In consideration of the benefits to us under the terms of the lease, we agree to provide to the lessor and its affiliates parking and storage space within the facility at no cost to the lessor and its affiliates subject to our right to use the facility for demonstration purposes.  In addition, we are required to pay the operating costs, premiums on the insurance required under the terms of the lease and incremental property taxes resulting from our construction of the facility.  For a period of 60 months, commencing five years after execution of the lease, the lessor has the option to purchase the facility from us and we have a right to cause the lessor to buy from us the facility we construct.  The price to be paid by the lessor upon exercise of its option to purchase the facility is 110% of the greater of (i) the depreciated value of the facility, or (ii) the fair market value of the facility, and the price to be paid by the lessor upon exercise of our right to cause the lessor to buy the facility is $1.00.

The Company has used the services provided by Grand Cascades Lodge for entertainment and lodging for customers and other third parties, including employees who have been constructing the demonstration facility.  Gail Mulvihill is a principal shareholder of Grand Cascades Lodge.  The Company has incurred expenses of approximately $36,000 for these services during the nine months ended June 30, 2011.

The Company has used Crystal Springs Builders as the project manager in constructing the demonstration facility at the Resort.  Gail Mulvihill is a principal shareholder of Crystal Springs Builders.  The Company has incurred expenses of approximately $1,037,700 for these services during the nine months ended June 30, 2011, which have been capitalized in connection with the construction of the demonstration facility.

On May 14, 2010, the Company entered into a 6% convertible line of credit for up to $1,300,000 with Sail Energy, a company owned by Gail Mulvihill, who has sole voting and investment control.  In May 2011, this credit facility was closed.  The amount outstanding on this loan, including accrued interest, as of June 30, 2011 is $296,013.  See Note 7.

In July 2010, Venturetek, LP, a principal stockholder of the Company, entered into a 6% convertible promissory note with the Company for $273,000.  The amount outstanding on this note, including accrued interest, as of June 30, 2011 is $288,333.  See Note 7.

In February and March 2011, the Company drew down a total of $2,166,664 on its line of credit of $3,250,000.  In connection with the draw down, the Company issued notes in an aggregate amount of $1,166,666 to four related parties.  In addition, in connection with the draw down, five-year warrants were issued to these related parties to purchase a total of 175,000 shares of common stock at an exercise price of $6.00 per share.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2011

NOTE 9 - RELATED PARTY TRANSACTIONS (continued):

In May 2011, the Company drew down the remaining $1,083,336 on the aforementioned line of credit of $3,250,000.  In connection with the draw down, the Company issued notes in an aggregate amount of $583,334 to four related parties.  In addition, in connection with the draw down, five-year warrants were issued to these related parties to purchase a total of 87,500 shares of common stock at an exercise price of $6.00 per share.

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

NOTE 10- COMMITMENTS AND CONTINGENCIES:

Boomerang Utah is a joint and several guarantor on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $782,870, bearing interest at 3.807% per annum and due August 1, 2027.  The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  Messrs. Gene Mulvihill, Checketts, and Koffman, are the other joint and several guarantors of the promissory note.

The lease on our principal office in Morristown, NJ is for a term of five years with a 4% annual increase on the prior year’s base rent.  The two renewal terms are for four years each with 4% annual increases on the prior year’s base rent.  The Company has the option to terminate the lease thirty-six months after the Commencement Date of January 1, 2009.  During the quarter ended June 30, 2011, the Company gave notice to terminate this lease effective December 31, 2011.

The aggregate future minimum annual rental payments, exclusive of escalation payments for taxes and operating costs, under operating leases are as follows:

Twelve months ended:
June 30, 2012	$159,285
Total	$159,285

NOTE 11– SUBSEQUENT EVENTS:

In July 2011, the Company entered into an agreement to manufacture and install an additional RoboticValet™ parking system.

In July and August 2011, the Company drew down the remaining $700,000 on its line of credit of $1,000,000 that was entered into on June 30, 2011.  This line of credit bears interest of 3.25% per annum and is due on October 29, 2011.

In August 2011, the Company entered into a 5% Promissory Note with a principal amount of $300,000.  The maturity date of this note is October 4, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the nine months ended June 30, 2011 decreased by $3,969,648 to $314,714 and was primarily due to expenses incurred on our ongoing rack and rail project as well as the demonstration facility being built in New Jersey. We are currently seeking to raise additional funds during the balance of the fiscal year ended September 30, 2011 to meet our capital needs. We anticipate seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations.

For the nine months ended June 30, 2011, the Company had a net loss of $15,772,715. Included in the net loss were non-cash expenses for depreciation of $38,209, a loss on the disposal of equipment of $1,893 and a loss on equity investment of $52,037. Additionally, expenses related to the issuance of stock options for services amounted to $1,812,939, expenses for the issuance of warrants for services totaled $3,334,951, and expenses for the issuance of warrants for financing totaled $3,899,866. Offsetting the use of cash from operations were increases from September 30, 2010 in due to related party of $212,600, deposit payable of $15,000 and estimated loss on uncompleted contract of $158,589; and a decrease in notes receivable of $8,710. These items were partially offset by increases in prepaid and other assets of $19,053, notes payable (non-current) of $683, accounts receivable of $170,806, inventory of $200,667 and costs and estimated earned profits in excess of billings on completed contracts of $453,199; and decreases in accounts payable and accrued liabilities of $63,853 and billings in excess of costs and estimated earned profits on uncompleted contracts of $48,186 incurred in connection with the Company starting to fulfill the terms of the rail-based parking contract under construction. After reflecting the net changes in assets and liabilities, net cash used in operations was $7,194,368 for the nine months ended June 30, 2011.

Financing activities provided $4,728,902 for the nine months ended June 30, 2011.  Net cash provided by financing activities consisted of $1,199,999 of proceeds from private placements of common stock and $3,550,000 of proceeds from loans payable, offset by of $21,097 of repayments of loans payable.

During the nine months ended June 30, 2011, net cash used in investing activities consisted of an increase in equity investment of $57,534 and an increase in property, plant and equipment of $1,446,648, which includes $1,409,049 of construction in progress for the demonstration robotic system currently being built in the town of Hamburg, located in Hardyston Township, New Jersey. Accordingly, net cash used in investing activities was $1,504,182.

These activities during the nine months ended June 30, 2011 resulted in the Company's cash and cash equivalents decreasing by $3,969,648.

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE NINE MONTHS ENDED JUNE 30, 2011 COMPARED WITH THE NINE MONTHS ENDED JUNE 30, 2010

Revenues were $1,319,620 for the nine months ended June 30, 2011, compared with $341,675 for the nine months ended June 30, 2010, for an increase of $977,945.  The increase was due to the continuing construction of a rail-based parking system that commenced in fiscal 2010.  This revenue was recognized using the percentage of completion method.

Cost of Goods sold were $2,496,467 for the nine months ended June 30, 2011, compared with $298,345 for the nine months ended June 30, 2010, for an increase of $2,198,122.  The increase was due to the continuing construction of the same rail-based parking system that commenced in fiscal 2010.  The Company recognized a gross loss of $1,176,847 for the nine months ended June 30, 2011, which included an expense of $158,589 as a provision for the remaining loss to be incurred on the project.

Sales and Marketing expenses were $891,800 for the nine months ended June 30, 2011, compared with $833,461 for the nine months ended June 30, 2010, for an increase of $58,339. The increase was primarily the result of payroll, travel and trade show related expenses incurred by our salesmen as well as additional advertising.  Advertising expenses for the nine months ended June 30, 2011 and 2010 were $201,374 and $169,772, respectively.

General and administrative expenses were $2,694,194 for the nine months ended June 30, 2011, compared with $2,181,250 for the nine months ended June 30, 2010, for an increase of $512,944.  This increase is primarily the result of expenses related to nine full-time employees and one part-time employee in 2011 compared to five full-time employees and one part-time employee in 2010.

Stock-based compensation expenses for services were $5,147,890 for the nine months ended June 30, 2011, compared with $8,740,020 for the nine months ended June 30, 2010, for a decrease of $3,592,130.  These expenses are the result of recording an expense aggregating $1,812,939 resulting from the grant of stock options to purchase a total of 250,000 fully vested shares, 35,750 shares that have vested during the nine months ended June 30, 2011 and 43,750 shares that vest in the future.  These issuances were used to attract and retain employees and management and we intend to continue to issue equity as necessary to retain our employees and management.  Additional expenses resulting from the grant of warrants include $3,309,951 as executive compensation to purchase a total of 760,000 shares of common stock and $25,000 as compensation to a consultant to purchase a total of 5,000 shares of common stock.

Research and Development expenses were $1,792,653 for the nine months ended June 30, 2011, compared with $1,632,500 for the nine months ended June 30, 2010, for an increase of $160,153.  As of June 30, 2011, the Company employed twenty full-time and two part-time employees focused on research and development of a RoboticValet™ system compared to fourteen full-time employees in 2010.

Depreciation and amortization was $38,209 for the nine months ended June 30, 2011, compared with $37,083 for the nine months ended June 30, 2010, for an increase of $1,126. This increase is the result of purchasing additional fixed assets.

Interest income was $1,553 for the nine months ended June 30, 2011, compared with $3,130 for the nine months ended June 30, 2010, for a decrease of $1,577.  This decrease is the result of a Note Receivable to CSExpress, LLC being repaid in full by December 2010 as well as a decrease in our overall cash balance in the bank.

Interest expense was $60,858 for the nine months ended June 30, 2011, compared with $150,689 for the nine months ended June 30, 2010, for a decrease of $89,831.  This decrease is due to repayment and conversion of debt during the fiscal year ended 2010 as well as the conversion of debt to equity that took place on November 24, 2010.

Stock-based compensation expenses for financing were $3,899,866 for the nine months ended June 30, 2011, compared with $0 for the nine months ended June 30, 2010.  This increase is the result of recording expenses from the issuance of warrants to purchase a total of 650,000 shares of common stock in connection with borrowings under a line of credit.

As of the end of the third fiscal quarter of 2011, we had six contracts.  One contract, for a rack and rail parking project, was in the process of being implemented.  Five additional outstanding contracts, all of which are for projects awaiting various approvals and financing which, if obtained, are expected to result in these contracts generating revenue in the future for the Company.  Because it is uncertain as to whether any of these projects will ever receive the permitting or financing required to move forward, there can be no assurances that these contracts will generate any revenue.  Of these five contracts, one is for a rack and rail self-storage system and the other four are for RoboticValet™ parking systems.

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2010

Revenues were $0 during the quarter ended June 30, 2011, compared with $254,700 during the quarter ended June 30, 2010, for a decrease of $254,700.  The percent complete of the project remained the same for the third quarter due to an increase in the estimated costs needed to complete the project.

Cost of Goods sold were $473,934 during the quarter ended June 30, 2011, compared with $222,400 during the quarter ended June 30, 2010, for an increase of $251,534.  The increase was due to the continuing construction of the same rail-based parking system that commenced in fiscal 2010.  The Company recognized a gross loss of $473,934 on the project for the three months ended June 30, 2011.

Sales and Marketing expenses were $298,860 during the quarter ended June 30, 2011, compared with $329,624 during the quarter ended June 30, 2010, for a decrease of $30,764.

General and administrative expenses were $899,705 during the quarter ended June 30, 2011, compared with $575,769 during the quarter ended June 30, 2010, for an increase of $323,936.  This increase is primarily the result of expenses related to nine full-time employees and one part-time employee in 2011 compared to five full-time employees and one part-time employee in 2010.

Stock-based compensation expenses for services were $160,696 for the quarter ended June 30, 2011, compared with $2,069,972 for the quarter ended June 30, 2010, for a decrease of $1,909,276.  Expenses for the quarter ended June 30, 2011 were for 18,750 shares that vested during the quarter and 43,750 shares that will vest in the future.

Research and Development expenses were $471,022 for the quarter ended June 30, 2011, compared with $630,952 for the quarter ended June 30, 2010, for a decrease of $159,930.  This decrease in Research and Development expenses is due to the Company’s resources primarily being used to complete the rail-based project referenced above.

Depreciation and amortization was $13,106 for the quarter ended June 30, 2011, compared with $12,766 for the quarter ended June 30, 2010, for an increase of $340.

Interest income was $329 for the quarter ended June 30, 2011, compared with $619 for the quarter ended June 30, 2010, for a decrease of $290.

Interest expense was $32,709 for the quarter ended June 30, 2011, compared with $46,313 for the quarter ended June 30, 2010, for a decrease of $13,604.  This decrease is due to repayment and conversion of debt during the fiscal year ended 2010 as well as the conversion of debt to equity that took place on November 24, 2010.

Stock-based compensation expenses for financing were $974,939 for the three months ended June 30, 2011, compared with $0 for the three months ended June 30, 2010.  This increase is the result of recording expenses from the issuance of warrants to purchase a total of 325,000 shares of common stock in connection with the Company drawing down on a line of credit.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the nine months ended June 30, 2011 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Accounts receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. For the period ended June 30, 2011 and 2010, the Allowance for Doubtful Accounts was $0.

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

Research and development – Pursuant to ASC 730, research and development costs are expensed as incurred.

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

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2011, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Based upon that evaluation, our company's Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were previously not effective because of the material weaknesses described below. Measures have been taken to remediate this weakness, which include documentation of management oversight and review as part of the appropriate functional procedures.

Material Weaknesses

We had previously identified material weaknesses in our internal controls over financial reporting for prior periods, including the quarter ended March 31, 2011 that did not require our financial statements to be restated.  Since we are a small business issuer, we previously did not maintain a full staff of accounting personnel with full knowledge of the accounting treatment for all transactions which constituted a material weakness in our internal controls over financial reporting.  We have hired a Controller and used the services of consultants from time to time to provide the necessary experience in accounting for these types of transactions.

Changes in Internal Controls

Except for the retention of consultants from time to time as deemed necessary and described above and the hiring of a Controller who commenced employment during the fiscal year, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We believe that the addition of a Controller and use of consultants has alleviated the weaknesses noted above.

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
As of June 30, 2011, we had cash and cash equivalents of approximately $314,714.  In June 2011, the Company entered into a line of credit in the aggregate of $1,000,000 from which we can draw down.  As of June 30, 2011, the Company has drawn down $300,000 on the line of credit.  Additionally, the Company has drawn down the entire $3,250,000 on the line of credit entered into in December 2010.  To date our cash flows have been insufficient to fund our operations, which have included a substantial amount of research and development in connection with our RoboticValet™ System.  Because we have not generated sufficient cash from operations to date, we have funded our business primarily from the sale of equity securities and through the issuance of convertible notes. Historically, we have received funding from our directors, officers and related parties.  Although we believe that our existing cash, the notes and our anticipated cash receipts will be sufficient to sustain our operations, at our current expense levels, through the third quarter of fiscal 2012, we will require significant additional cash to expand our operations.  Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock.

We have a history of losses and cash outflow from operations which may continue if we do not increase our sales or reduce our costs.
We have generated few sales since our inception, and have generated an operating loss in each financial period since inception. Our accumulated deficit as of June 30, 2011 is $49,483,209.  Losses are continuing to date and are expected to continue into the future until such time as we are able to generate meaningful sales of our systems.  In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan to continue to invest to grow our business, we may not be able to successfully generate sufficient sales to achieve profitability. Our ability to achieve profitability also depends on our ability to expand our customer base and scale up our production capacity beyond our existing capacity, as well as our ability to provide products to meet the demands of our customers. If we fail to reduce the cash consumption from operations and to generate cash from other sources on a timely basis, or if the cash requirements of our business change as the result of changes in the cost of materials, a decline in the real estate market or other causes, we could no longer have the cash resources required to run our business. There is no assurance that we will achieve profitable operations at any point in time or at all.

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
All of the contracts we currently have are subject to various uncertainties with respect to the underlying projects.  To date, we have not completed the commercial installation of any automated parking systems.  We expect that, as our systems are installed and used, they will be tested in ways that we cannot fully duplicate outside of the context of an actual, commercial operation of our systems, which has not yet occurred.  As a result, once our parking systems are used in commercial operations, we expect to discover various aspects of our systems that require improvement.  Based on the limited operation of our test systems to date, it is possible there may be a need for the redesign of certain aspects of our systems.  Any redesign requirement could delay existing projects and new sales, could result in increased cost or lowered performance for our systems and could negatively impact the market’s acceptance of our systems.

Because our parking systems are different from those currently available, we must actively seek market acceptance of our systems, which we expect may occur gradually, if at all.
Our systems are new and our current system RoboticValet™ automated parking system is substantially different from existing automated parking systems as well as traditional parking garages.  A number of enterprises, municipalities and other organizations that could be potential customers for our systems may be reluctant to commit themselves to our systems until one or more systems have been tested in commercial operations over a significant period of time.  As a result, we may experience difficulty in achieving market acceptance for our systems.  A number of automated parking systems exist in the United States and elsewhere.  Most of these systems are materially different in concept from our robotic system.  We believe that our RoboticValet™ system offers a number of advantages over existing automated systems and traditional parking structures. However, we expect challenges in demonstrating the advantages of our systems to potential customers and possibly others in the absence of significant historical data as to their performance.  A customer that purchases our systems will likely design the project around it and therefore would encounter significant difficulties if the system did not perform as claimed.  We expect that widespread market acceptance of our systems may occur only gradually over time, if at all.  A significant ramp-up in sales may be delayed until our systems achieve a meaningful history of commercial operations, which would delay our anticipated recognition of revenues.

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

As a result, there are no assurances that additional funds, if needed, to help fund start-up costs related to new contracts would be available or, if available, on terms advantageous to us and therefore we may have to dramatically curtail or cease operations.

We may not receive substantial payments under our contracts until the installation of all or a portion our systems, which in some cases could take over a year or longer, or may not occur at all.
We expect to receive a substantial portion of the contractual payment from system sales upon completion of the related installation for installations taking less than one year or on a “percentage of completion” basis for longer-term installations.   While we have opportunities to install our systems in existing parking structures, we anticipate that the bulk of our opportunity will be in connection with new parking structures.  For our systems to work most effectively, the parking structure itself must be designed with the use of our system in mind.  Accordingly, we expect that the majority of our sales contracts will be entered into at the planning stage for the related construction project.  We expect that the sales cycle, itself, will often be long because of the need to coordinate the design and permitting process for the project as a whole.  Large construction projects requiring parking facilities for numerous vehicles typically take several years to plan, finance, permit and complete.  Our existing contracts provide that we will be paid upon completion of various stages of completion of the project.  We anticipate that, in most cases, our systems will be installed toward the end of the project construction process, which could occur several years after the sale is originally made.  Even where our contracts provide for deposit payments before we begin work and for payments on a percentage of completion basis for the work we do, there can be no assurance that our costs will not outpace the payments received.  In addition, if a project fails or is terminated prior to installation of our system, we will not receive the remaining installment payments, which could result in our incurring a significant loss on the termination of the project.

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
Through the date of these financial statements, we have manufactured and assembled one automated parking and one automated storage system intended for commercial use, and have a third system currently being assembled.  Accordingly, we have limited experience in acquiring and manufacturing the parts and components for the systems, assembling the systems, and in estimating the labor and overhead costs incurred with manufacturing the parts and components for the systems, assembling the systems, and in estimating the labor and overhead costs incurred with the manufacturing, assembling and installing the automated parking and storage systems.  This limited experience may result in us underestimating these costs which could lead to our expenses exceeding the revenues we receive from the contracts we have entered into and that we may enter into in the future.  Losses on our contracts will deplete our cash resources and adversely affect our revenues.  At June 30, 2011, the Company estimated that it would incur a loss on a rail based project.  The total loss was estimated to be approximately $1,176,000, all of which was recognized during the period ended June 30, 2011.

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
Although our Chief Executive Officer has agreed to devote the vast majority of his productive time, ability and attention to our business, he also is permitted to provide consulting services to third parties on a limited basis, and to serve on other boards of directors.  In addition, our Chief Financial Officer has no employment agreement with the company, and no obligation to provide a specific percentage of his time to the Company.  Currently, our Chief Financial Officer provides approximately 25% of his productive time to us pursuant to a shared services agreement.  In addition, Stan Checketts, CEO of our wholly owned operating subsidiary, Boomerang Sub, Inc., and a member of the Company’s Board of Directors, has commenced developing, manufacturing, and selling amusement rides through Stan Checketts Properties.  As a result, he devotes less than 100% of his time to the company.  Accordingly, these officers may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of these officers’, particularly our Chief Financial Officer’s, other business commitments will keep these officers from devoting sufficient time to the management of our business. Competing demands on these officers’ time may lead to a divergence between their interests and the interests of other shareholders.

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
Our management had identified material weaknesses in connection with the preparation of financial statements for prior periods, including our financial statements for the quarter ended March 31, 2011.  The conclusion that our disclosure controls and procedures were not effective was due to the lack of finance and accounting personnel with an appropriate level of knowledge, experience and training in the application of U.S. GAAP, inadequate number of personnel to properly implement control procedures, insufficient written policies and procedures for accounting and financial reporting, and inadequate financial statement closing process.  Our fiscal year 2010 financial reporting close process was ineffective in recording certain transactions according to the applicable accounting pronouncement and preparing certain critical financial statement disclosures. In order to correct the foregoing deficiencies, we took the following remediation measures:  (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities and (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel.  In addition, we hired a Controller who started during the quarter ended March 31, 2011.

We believe that the foregoing steps remediated the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.   Material weaknesses in internal control over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to a material failure of internal control over financial reporting could have a negative impact on our reputation and business.

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
Our Certificate of Incorporation currently authorizes our Board of Directors to issue up to 400,000,000 shares of common stock and 1,000,000 shares of undesignated preferred stock.  In addition, on June 20, 2011, we effected a one-for-twenty reverse split (the “Reverse Split”) of our issued and outstanding common stock which has the effect of increasing the number of authorized shares available for future issuance.  Any additional issuances of any of our authorized but unissued shares will not require the approval of stockholders and may have the effect of further diluting the equity interest of stockholders.

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
As of August 8, 2011, and giving effect to the Reverse Split, we had:

•	3,986,184 shares of common stock that were subject to outstanding warrants;
•	641,385 shares of common stock that were subject to options; and
•	$4,379,467 of outstanding lines of credit and notes that were convertible into a maximum of 875,894 shares of common stock, subject to adjustment.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2011, the Company drew down a total of $1,083,336 on its line of credit of $3,250,000.  In connection with the draw down, the Company issued five-year warrants to purchase 162,500 shares of common stock at an exercise price of $6.00 per share, including a total of 87,500 warrants issued to four related parties.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

On June 30, 2011, we entered into a 3.25% line of credit with Highlands State Bank for up to $1,000,000 which is due on October 29, 2011.  As of August 15, 2011, we have drawn down the entire line of credit.

On May 26, 2011, Christopher Mulvihill, our President, was appointed to our Board of Directors, thereby making a total of nine directors on the Board.  Biographical information regarding Mr. Mulvihill, as well as information regarding his employment with us, is contained in our Form 10-K for the fiscal year ended September 30, 2010.

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment to the Certificate of Incorporation of Boomerang Systems, Inc. (1)

10.1	Line of Credit in favor of Boomerang Systems, Inc. with Highlands State Bank, dated June 30, 2011 (2)

10.2	Commitment letter dated December 29, 2010, by and between Boomerang Systems, Inc. and the lenders signatory thereto. (2)

10.3	Form of Warrant issued to the lenders signatory to the Commitment letter dated December 29, 2010 by and between Boomerang Systems, Inc. and the lenders signatory thereto. (2)

10.4	Form of Note issued to the lenders signatory to the Commitment letter dated December 29, 2010 by and between Boomerang Systems, Inc., and the lenders signatory thereto. (2)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) (2)

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a) (2)

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 (furnished, not filed) (2)

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 1350 (furnished, not filed) (2)

(1) Incorporated by reference to the applicable exhibit filed with the Form 8-K for the event dated June 20, 2011, which was filed on June 21, 2011.

(2) Filed herewith.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

Dated: August 15, 2011
By: /s/ Mark R. Patterson
Mark Patterson
Principal Executive Officer

Dated: August 15, 2011
By: /s/ Joseph R. Bellantoni
Joseph R. Bellantoni
Principal Financial Officer
and Principal Accounting Officer