Form 10-Q/A
period 2011-06-30
Boomerang Systems, Inc.
filed 2011-09-14
CIK 314712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the“Form 10-Q”) of Boomerang Systems, Inc. (the “Company”), is being filed with the Securities and Exchange Commission on September 14, 2011, to, among other things, furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the Condensed Consolidated Financial Statements and related Notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets		4

Consolidated Statements of Operations		5

Consolidated Statements of Cash Flows		6

Notes to Consolidated Financial Statements		7-16

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-21

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21

ITEM 4.	Controls and Procedures	21-22

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings	23

ITEM 1A.	Risk Factors	23-30

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

ITEM 3.	Defaults Upon Senior Securities	31

ITEM 4.	[Removed and Reserved]	31

ITEM 5.	Other Information	31

ITEM 6.	Exhibits	31

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

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

Revenues:
System sales	$1,319,620	$341,675	$-	$254,700
Total revenues	1,319,620	341,675	-	254,700

Cost of Goods Sold	2,496,467	298,345	473,934	222,400
Gross Profit (Loss)	(1,176,847)	43,330	(473,934)	32,300

Expenses:
Sales and marketing	891,800	833,461	298,860	329,624
General and administrative expenses	2,694,194	2,181,250	899,705	575,769
Stock-based compensation - services	5,147,890	8,740,020	160,696	2,069,972
Research and development	1,792,653	1,632,500	471,022	630,952
Depreciation and amortization	38,209	37,083	13,106	12,766
Total expenses	10,564,746	13,424,314	1,843,389	3,619,083

Loss from operations	(11,741,593)	(13,380,984)	(2,317,323)	(3,586,783)

Other income (expenses):
Interest income	1,553	3,130	329	619
Interest expense	(60,858)	(150,689)	(32,709)	(46,313)
Financing costs	(3,899,866)	-	(974,939)	-
Loss on disposal of equipment	(1,893)	-	-	-
Loss on equity investment	(52,037)	(89,400)	(17,128)	(68,980)
Total other income (expenses)	(4,013,101)	(236,959)	(1,024,447)	(114,674)

Loss before provision for income taxes	(15,754,694)	(13,617,943)	(3,341,770)	(3,701,457)
Provision for income taxes	18,021	6,357	10,429	1,977

Net loss	$(15,772,715)	$(13,624,300)	$(3,352,199)	$(3,703,434)

Net loss per common share - basic and diluted	$(2.22)	$(3.14)	$(0.46)	$(0.75)

Weighted average number of shares - basic and diluted	7,111,900	4,345,833	7,277,192	4,912,831

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

Our fiscal year end is September 30th.  We define fiscal year 2011 as the twelve month period ended September 30, 2011.  All September 30, 2010 financial information is derived from the audited financial statements in our Form 10-K for the fiscal year ended September 30, 2010.

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

Financing costs were $3,899,866 for the nine months ended June 30, 2011, compared with $0 for the nine months ended June 30, 2010.  This increase is the result of recording expenses from the issuance of warrants to purchase a total of 650,000 shares of common stock in connection with borrowings under a line of credit.

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

Financing costs were $974,939 for the three months ended June 30, 2011, compared with $0 for the three months ended June 30, 2010.  This increase is the result of recording expenses from the issuance of warrants to purchase a total of 325,000 shares of common stock in connection with the Company drawing down on a line of credit.

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

Based upon that evaluation, our company's Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Controls

Except for the retention of consultants from time to time as deemed necessary and the hiring of a Controller who commenced employment during the fiscal year, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.  EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Amendment to the Certificate of Incorporation of Boomerang Systems, Inc. (1)

10.1	Line of Credit in favor of Boomerang Systems, Inc. with Highlands State Bank, dated June 30, 2011 (2)

10.2	Commitment letter dated December 29, 2010, by and between Boomerang Systems, Inc. and the lenders signatory thereto. (2)

10.3	Form of Warrant issued to the lenders signatory to the Commitment letter dated December 29, 2010 by and between Boomerang Systems, Inc. and the lenders signatory thereto. (2)

10.4	Form of Note issued to the lenders signatory to the Commitment letter dated December 29, 2010 by and between Boomerang Systems, Inc., and the lenders signatory thereto. (2)

10.5	Promissory Note with Highlands State Bank, dated August 4, 2011 (2)

10.6	Chris Mulvihill employment agreement dated March 31, 2008 and amendment #1 dated October 2010 (2)

10.7	Ground Lease with Route 94, dated April 30, 2010 (2)

10.8	Equipment Lease with M&T Bank, dated September 1, 2007 and personal guarantees of the lease (2)

10.9	Boomerang loans with third party bank, due in May 2011, J and A assumption of Boomerang loans, and conversion of J and A debt to common stock (2)

10.10	Promissory Note with Gail Mulvihill, dated April 8, 2010 (2)

10.11	Promissory Note with Venturetek, dated July 9, 2010 (2)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) (2)

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a) (2)

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 (furnished, not filed) (2)

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 1350 (furnished, not filed) (2)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extention Schema Document

101.CAL	XBRL Taxonomy Extention Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extention Definition Linkbase Document

101.LAB	XBRL Taxonomy Extention Label Linkbase Document

101.PRE	XBRL Taxonomy Extention Presentation Linkbase Document

(1) Incorporated by reference to the applicable exhibit filed with the Form 8-K for the event dated June 20, 2011, which was filed on June 21, 2011.

(2) Filed herewith.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

Dated: September 14, 2011
By: /s/ Mark R. Patterson
Mark Patterson
Principal Executive Officer

Dated: September 14, 2011
By: /s/ Joseph R. Bellantoni
Joseph R. Bellantoni
Principal Financial Officer
and Principal Accounting Officer