Form 10-Q/A
period 2011-06-30
Boomerang Systems, Inc.
filed 2011-12-16
CIK 314712

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

EXPLANATORY NOTE

This sole purpose of this Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Amendment No. 2 to Form 10-Q”) of Boomerang Systems, Inc. (the “Company”) is to amend the Form 10-Q as filed with the Securities and Exchange Commission (“SEC”) on August 15, 2011, as amended by Amendment No. 1 to Form 10-Q filed with the SEC on September 14, 2011 as an exhibit only filing to refile exhibits 10.2 and 10.7 in their entirety.

This Amendment No. 2 to Form 10-Q amends and restates in its entirety “Item 6 Exhibits” of “Part II Other Information” to include complete copies of exhibits 10.2 and 10.7 and inserting footnote number 4 to the 101 exhibits.  No other changes have been made to the Form 10-Q for the quarter ended June 30, 2011, as amended.  This Amendment No. 2 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.  Additionally, in connection with the filing of this Amendment No. 2 to Form 10-Q and pursuant to Rule 12b-15 of the Exchange Act, the certifications of the Company’s principal executive officer and principal financial officer are also attached as exhibits hereto.

PART II
OTHER INFORMATION

ITEM 6. Exhibits.	32

PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment to the Certificate of Incorporation of Boomerang Systems, Inc. (1)

10.1	Line of Credit in favor of Boomerang Systems, Inc. with Highlands State Bank, dated June 30, 2011 (2)

10.2	Commitment letter dated December 29, 2010, by and between Boomerang Systems, Inc. and the lenders signatory thereto. (3)

10.3	Form of Warrant issued to the lenders signatory to the Commitment letter dated December 29, 2010 by and between Boomerang Systems, Inc. and the lenders signatory thereto. (2)

10.4	Form of Note issued to the lenders signatory to the Commitment letter dated December 29, 2010 by and between Boomerang Systems, Inc., and the lenders signatory thereto. (2)

10.5	Promissory Note with Highlands State Bank, dated August 4, 2011 (2)

10.6	Chris Mulvihill employment agreement dated March 31, 2008 and amendment #1 dated October 2010 (2)

10.7	Ground Lease with Route 94, dated April 30, 2010 (3)

10.8	Equipment Lease with M&T Bank, dated September 1, 2007 and personal guarantees of the lease (2)

10.9	Boomerang loans with third party bank, due in May 2011, J and A assumption of Boomerang loans, and conversion of J and A debt to common stock (2)

10.10	Promissory Note with Gail Mulvihill, dated April 8, 2010 (2)

10.11	Promissory Note with Venturetek, dated July 9, 2010 (2)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) (3)

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a) (3)

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 (furnished, not filed) (2)

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 1350 (furnished, not filed) (2)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Taxonomy Extention Schema Document(4)

101.CAL	XBRL Taxonomy Extention Calculation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extention Definition Linkbase Document(4)

101.LAB	XBRL Taxonomy Extention Label Linkbase Document(4)

101.PRE	XBRL Taxonomy Extention Presentation Linkbase Document(4)

(1)	Incorporated by reference to the applicable exhibit filed with the Form 8-K for the event dated June 20, 2011, which was filed on June 21, 2011.
(2)	Amendment No. 1 to Quarterly Report on Form 10-Q filed on September 14, 2011.
(3)	Filed herewith.
(4)
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

BOOMERANG SYSTEMS, INC.

Dated: December 14, 2011
By: /s/ Mark R. Patterson
Mark Patterson
Principal Executive Officer

Dated: December 14, 2011
By: /s/ Joseph R. Bellantoni
Joseph R. Bellantoni
Principal Financial Officer
and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Amendment to the Certificate of Incorporation of Boomerang Systems, Inc. (1)

10.1	Line of Credit in favor of Boomerang Systems, Inc. with Highlands State Bank, dated June 30, 2011 (2)

10.2	Commitment letter dated December 29, 2010, by and between Boomerang Systems, Inc. and the lenders signatory thereto. (3)

10.3	Form of Warrant issued to the lenders signatory to the Commitment letter dated December 29, 2010 by and between Boomerang Systems, Inc. and the lenders signatory thereto. (2)

10.4	Form of Note issued to the lenders signatory to the Commitment letter dated December 29, 2010 by and between Boomerang Systems, Inc., and the lenders signatory thereto. (2)

10.5	Promissory Note with Highlands State Bank, dated August 4, 2011 (2)

10.6	Chris Mulvihill employment agreement dated March 31, 2008 and amendment #1 dated October 2010 (2)

10.7	Ground Lease with Route 94, dated April 30, 2010 (2)

10.8	Equipment Lease with M&T Bank, dated September 1, 2007 and personal guarantees of the lease (2)

10.9	Boomerang loans with third party bank, due in May 2011, J and A assumption of Boomerang loans, and conversion of J and A debt to common stock (2)

10.10	Promissory Note with Gail Mulvihill, dated April 8, 2010 (2)

10.11	Promissory Note with Venturetek, dated July 9, 2010 (2)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) (3)

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a) (3)

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 (furnished, not filed) (2)

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 1350 (furnished, not filed) (2)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Taxonomy Extention Schema Document(4)

101.CAL	XBRL Taxonomy Extention Calculation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extention Definition Linkbase Document(4)

101.LAB	XBRL Taxonomy Extention Label Linkbase Document(4)

101.PRE	XBRL Taxonomy Extention Presentation Linkbase Document(4)

(1)	Incorporated by reference to the applicable exhibit filed with the Form 8-K for the event dated June 20, 2011, which was filed on June 21, 2011.
(2)	Amendment No. 1 to Quarterly Report on Form 10-Q filed on September 14, 2011.
(3)	Filed herewith.
(4)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.