Form 10-K
period 2011-09-30
Boomerang Systems, Inc.
filed 2012-01-12
CIK 314712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________to______________

Commission File Number 0-10176
BOOMERANG SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2306487
(State or other jurisdiction	(I.R.S Employer Identification No.)
of incorporation or organization)

30 B Vreeland Rd
Florham Park, New Jersey	07932
(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $32,274,292 as of March 31, 2011

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  7,277,192 as of December 30, 2011

Item 1. Business.

Background and General Activities

Background

Our company, Boomerang Systems, Inc, is engaged in the business of marketing, designing, engineering, manufacturing, installing and supporting its own line of fully automated parking systems and fully automated self storage systems, with corporate and sales offices in Florham Park, New Jersey, and a research, design, production and testing center in Logan, Utah.

References herein to “we”, “us”, “our”, “Boomerang”, “our company” and “the Company” refer to Boomerang Systems, Inc., a Delaware corporation, and its consolidated subsidiaries, unless the context should otherwise require.

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

While promoting our self storage system, we received numerous inquiries to provide space-saving automated parking systems. In 2007, we began to develop automated parking systems (“APS”) to expand our product line and enter that business.  While we believe the automated self-storage has significant potential, we believe the demand for automated parking systems is substantially larger.

To serve this market, we have developed two automated parking product lines, which we refer to as “rack & rail” systems and “RoboticValet™” systems.  While our rack & rail systems compete with other rail or track based automated parking systems offered by other automated parking providers, we believe that our RoboticValet system is unique in the marketplace with distinct advantages over other systems historically offered by competitors.

Boomerang has the rights to various trademarks, trade names or service marks used in our business including RoboticValet™ and TrafficMaster™.  In addition, we have filed patent applications with respect to certain aspects of our automated parking and self-storage systems.

General Activities

Since the Company entered the business of automation in 2007, we have manufactured and implemented nine systems.  Six of these systems were developed as prototypes at our testing center in Utah.  The first of these test systems was an automated self-storage system.  The next three were rack & rail automated parking systems, and the next two were RoboticValet parking systems.  While these test systems have not generated any revenue for our company, we believe the development of these systems has been instrumental in advancing our understanding of the business, our proprietary technology and our implementation capabilities.  In addition, being able to demonstrate these systems to prospective customers has proven useful in advancing our sales efforts.

The other three systems that we have manufactured were built for commercial use.  Two of these systems were installed for third parties in 2008.  The first system is a fully automated self storage facility installed in New Kensington, a suburb of Pittsburgh, PA for a self storage operator with multiple locations in the greater Pittsburgh area.  The facility is a six level high steel rack system that houses 110 self storage containers, 60 of which are partitioned, so there are actually 170 leasable units in the system.  Storage units in the system are retrieved and delivered automatically to one of five drive up accessible loading bays when requested by tenants via a kiosk adjacent to the loading bay or remotely via an access control panel upon the tenant entering the property.  Following the opening of this facility in Pennsylvania, we are aware of two automated self-storage facilities being implemented by a competitor.

The second system installed for a commercial use in 2008 was a rack & rail automated parking system installed in San Juan del Rio, Queretaro, Mexico.  This six level system has the capacity to store eleven vehicles which can be retrieved to a ground floor loading bay via a kiosk.  The system is used by the customer for employee parking.

The third system in commercial use is an APS, installed at the Crystal Springs Golf & Spa Resort complex in Sussex County, NJ on property owned by Route 94 Development Corporation.  Route 94 Development Corporation is principally owned by Gail Mulvihill, who also has a substantial ownership interest in Boomerang and is the mother of Christopher Mulvihill, our President.  The structure housing this system was built in 2010 and the RoboticValet system was installed within the structure in 2011.  Implementation of this system has not and will not produce any revenue for the Company, however, we have the right to bring prospective customers to the site to demonstrate the system to them.  While we have been able to demonstrate our RoboticValet technology at our test facility in Utah, we believe that having this pilot facility installed and operational provides prospective buyers a more substantial validation of the viability of our RoboticValet system, since it serves as an demonstration of the RoboticValet system used in a commercial application.  This facility also provides a more convenient demonstration location for prospective customers located on the East Coast. This two level system is designed to store up to 39 vehicles, with two ground level loading bays from which resort employees can store and retrieve vehicles.   The Company received the Certificate of Occupancy for this facility on October 3, 2011.

Boomerang is currently in the process of installing another automated parking system, which we expect to be operational in 2012.  This system is a rack & rail parking system, which is being installed on Collins Avenue in Miami Beach, Florida, for a national real estate developer.  This eight level system is designed to store up to 139 vehicles with two ground level loading bays from which drivers can store and retrieve their vehicles.  It is intended that this system will be used by valet drivers, monthly tenants and one-time users.

The Company has also entered into contracts to provide the following additional systems which we have not yet begun to install:

•	ALRS (Automated Locker Retrieval System) to accommodate up to 38,304 rentable square feet of self storage space in British Columbia, Canada.

•	Rack & Rail Parking System to accommodate up to 55 parking spaces in Stuart, Florida.

•	RoboticValet Parking System to accommodate up to 229 parking spaces in Wichita, Kansas.

•	RoboticValet Parking System to accommodate up to 460 parking spaces in Hudson County, New Jersey.

•	RoboticValet Parking System to accommodate up to 104 parking spaces in Abu Dhabi, UAE. (This project is contracted through our joint venture, Boomerang Systems Middle East.)

•	RoboticValet Parking System to accommodate up to 854 parking spaces in Jackson, MS.

•	RoboticValet Parking System to accommodate up to 226 parking spaces in Hollywood, Florida.

•	RoboticValet Parking System to accommodate up to 110 parking spaces in Virginia.
(This contract is for system design, not the purchase of a system)

•	RoboticValet Parking System to accommodate up to 248 parking spaces in New Jersey.

We are in the process of designing these systems which are currently under contract.  At this time it is difficult to project when each of these contracted projects will move forward and at what pace, because with each of these projects, the parking system is just one aspect of an overall larger project such as an apartment building or hotel, and as such there are many factors outside our control that can affect the timing of when our system is needed by our customer and when our customer can have the site will be prepared such that our system can be installed.  Presently, we expect to manufacture and complete the installation of the rack and rail automated parking system for the Stuart, Florida project in 2012, and based on information we have received from our customers regarding the status of their project, we estimate that we will start manufacturing equipment for another 4 of these contracted projects in 2012.  We expect that it will take an average of about 12 months to manufacture and install a typical project.  In the case of the Stuart, Florida project, we expect we will complete the project in a shorter time frame, since it is a smaller than average project.

We anticipate that revenue on these projects will be recognized on a percentage of completion basis.

Generally, our agreements with customers provide that:

•
our customers will purchase deliverables from us, consisting of equipment/materials and services, which, when combined, result in a system that will be constructed to perform to certain specified criteria.

•	delivery of a working system is contingent upon a customer providing materials and services for which we were not contracted to provide, in accordance with our specifications.
•	typically, we receive up front design fees before we commence design and engineering services.
•
the customer makes a series of progress payments to us as materials are fabricated, delivered, installed and tested, with final payment typically being due 30 days following acceptance of the system by the customer.

•
the customer has the ability to terminate the contract if it is unable to obtain the necessary financing or approvals or if there are material changes to the estimate we provided.  If the customer terminates a contract, it must make any progress payments due through the date of termination.

•	we typically provide a one-year warranty and, for a recurring monthly fee, an optional ongoing maintenance and service plan.
•	confidentiality agreements exist prohibiting our customers from sharing any of our proprietary information.

Product Lines

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

Lower Insurance Premiums – Parking garages often pay high insurance premiums because of the disproportionately high number of claims for accidents, vandalism, theft, and personal injury that occur in parking garages.  We believe that the elimination of human occupancy inside the parking facility greatly mitigates these risks and should result in lower insurance premiums.

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

Faster Construction Time – We believe that using an automated parking garage can shorten a project’s construction timeline leading to lower borrowing costs and earning rent several months earlier. This is especially the case when an APS is installed below ground because the increased density of an APS allows for elimination of the lowest basements, which are the most time consuming and costly to build.

It is our belief that these benefits listed above are evidenced by the widespread adoption of other APS in Europe and Asia.  However, it should be noted that the US market has been slow to adopt these types of systems.  While the number of these systems being built in the US increased in recent years, we believe the market has not realized its full potential for the reasons outlined below.

Prior to developing our flagship product, the Boomerang RoboticValet APS, we studied the existing APS market.  Our meetings with real estate developers, architects, parking garage design consultants, traffic engineers, general contractors, parking operators and building and fire code officials led us to believe that despite all the potential benefits these systems could offer, the market for existing rail and track based APS technology was limited, for four primary reasons:

Redundancy Concerns – Because the machinery in a rack or track based APS system travels on a rail through the center of the structure, a breakdown of machinery could result in the entire system or a large portion of the system becoming largely incapacitated until such time that the machinery can be fixed.  In our experience, the possibility of such a single point of failure represents a significant risk that most real estate developers, operators and financial backers are not willing to take.

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

Boomerang’s Rack & Rail Automated Parking Systems

The first of our APS is a rail based product line, which we refer to as our “Rack & Rail” line since these systems store vehicles in a steel rack structure. We were able to develop our Rack & Rail parking system based on our self-storage technology.  We believe these systems are substantially similar to other competing rail or track based systems already on the market.  While our rack & rail technology does not adequately address the four concerns listed above, we believe that rack and rail systems provide the advantages of APS systems generally.  We also believe we have an advantage in the United States over foreign producers of rail based APS, because their solutions may have to be imported or licensed from foreign countries.  To date we have installed a rack and rail APS in Mexico, and we are in the process of installing one in Miami Beach, Florida.

Boomerang’s RoboticValet System

The second type of APS that Boomerang manufactures, and what we believe is the Company’s flagship line, is the Boomerang RoboticValet System.  At this time, we believe we are the only automated parking provider capable of providing this type of system, which is markedly different from rack & rail and track based systems historically offered by our competitors.

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

Omni-Directional Robots Instead Of Rail-Based Mechanisms

•	Navigate through large & irregularly shaped garages;

•	Move from floor-to-floor to react to demand spikes;

•	Avoid creating bottlenecks in high traffic areas;

•	Attain a higher throughput than a rail based system with less equipment;

•	Multiple paths of travel provide redundancy that can’t be achieved in a central rail system; and

•	Easy to service. A disabled robot can be pushed into an empty parking space.

Self-Supporting Stacking Steel Trays Instead Of Lifting Vehicles By Tires

•	Robots can move freely underneath parked vehicles avoiding bottlenecks

•	Multiple lanes of lateral movement means there is no single point of failure that can block traffic in the facility;

•	Vehicles lifted and moved without touching the vehicle;

•	Less likely to cause flat tires than systems that pick vehicles up by the tire, and fewer complications from packed snow, mud flaps, and dangling mufflers; and

•	Stacking five or more trays eliminates the need to return empty trays each time a car exits.

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

Marketing

We employ four full-time salespeople and one full-time support person.  In addition, we retain independent representatives to market our system.  We have also retained consultants to assist us with new contracting opportunities in the United States and abroad.  These consultants will typically receive a fee equal to a percentage of any monies received by the Company on a particular project.

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

We utilize the RoboticValet demonstration unit in our manufacturing facility in Logan, Utah to demonstrate the capabilities of our system to potential customers.  In addition, the small RoboticValet parking facility we installed in 2011 at Crystal Springs Golf & Spa Resort in the town of Hamburg, located in the township of Hardyston, New Jersey not only functions in a commercial environment, but it also serves as a “show room” for our customers, since we have an agreement with the resort that provides us access to the facility for the purpose of conducting demonstrations.  We received the Certificate of Occupancy on this demonstration facility in October 2011.

In June 2009, our wholly owned subsidiary, Boomerang USA Corp. entered into a Shareholders Agreement with Tawreed Companies Representation, an entity established under the laws of the Emirate of Abu Dhabi and the United Arab Emirates, to expand our business into Abu Dhabi and possibly elsewhere.  The material terms of the Shareholders Agreement are listed below:

•	Pursuant to the agreement, the parties incorporated Boomerang Systems Middle East LLC (“BSME”) a limited liability company in the Emirate of Abu Dhabi on July 21, 2009.

•	The duration of BSME is 5 years and will automatically be renewed for similar terms unless one party notifies the other of its willingness to dissolve BSME 90 days before the expiration date.

•	Tawreed and Boomerang USA own 51% and 49%, respectively, of BSME, and all profits are to be split evenly and each party is required to contribute an equal amount of capital when needed.

•	The board of directors is comprised of four members, with each party appointing two directors.

•
The agreement provides that Boomerang USA will supply BSME with systems at a price that Boomerang USA will receive a fair profit margin.  BSME may determine the price at which it sells systems to its customers.

•	All intellectual property rights will remain the sole property of Boomerang USA at all times.

To date BSME has generated only a small deposit.  BSME currently employs one full time architect who supports our sales and marketing efforts.  To date, BSME has secured one contract for a RoboticValet system to be installed in Abu Dhabi for 104 parking spaces.   We are not certain of when we will begin manufacturing or installing equipment for this project, because the developer is still seeking to secure financing and permitting for the project.

Sales

We currently have ten contracts (including the project currently being implemented in Miami Beach and the contract through the LLC) to purchase our systems and are in active negotiations with other prospective customers as well as one contract for designing our system into a prospective project. We have received deposits on all but one of our ten current contracts, and we anticipate that these contracts will all generate revenue, however, because we do not have a long track record of implementing these systems commercially, we may not be able to accurately forecast our costs, profitability and receipt of revenue. Furthermore, because we have entered into these contracts early in the planning period on projects that remain subject to substantial financial, permitting and other uncertainties, there is no assurance that they will not be terminated.  In such cases, there will be a substantial risk that we will not realize all of the revenue that we otherwise would if the project was completed and that we may incur a loss on such contracts.  On future contracts, we intend to require a non-refundable payment at the time we enter into the contract with progress payments generally related to our incurrence of expenses in connection with the contract.

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

Manufacturing & Installation

We currently lease two manufacturing facilities in Logan, Utah. At these facilities we manufacture the steel components for the structures for our ALRS and rack and rail parking systems, storage containers for our ALRS and steel trays for our parking systems as well as the mechanical and robotic sub-systems for all of our systems. The structural materials and other system components are configured by us into sub-assemblies and the materials are then shipped by us to the customer ready to be assembled and installed under our supervision.  We also provide, for an additional charge, construction services for our ALRS and Rack & Rail parking systems, if requested.

The construction period for the system at its intended location will depend on upon the type, size and configuration of the system.  In the case of our ALRS and Rack & Rail automated parking systems, we expect the implementation of the system onsite would take at least six months and because these systems require construction of a steel rack system that must be installed under our supervision, and depending on the constraints of the site, the nature of the rest of the project, and local work conditions, such an implementation could take substantially longer.  By contrast, we would install the equipment for our RoboticValet system into a concrete deck structure provided by the client, which results in a significant simplification of our installation process.  We anticipate that with this approach we could install systems in as little as three months once the customer’s structure is prepared.  Our customers will be responsible for obtaining all local and other governmental permits and approvals to construct the structure at their intended location.

Research and Development

For the years ended September 30, 2011 and 2010, the Company incurred $2,202,020 and $2,669,331 for research and development, respectively.

Inventory and Working Capital

We do not currently maintain an inventory of completed parking or self-storage systems available for sale and only maintain a limited partial inventory of certain of the components or sub-assemblies for these systems.  Even though we anticipate that each system we implement would be different in its configuration, many of the components and sub-assemblies are standardized and could be stocked.   Establishing a more extensive inventory will depend upon our ability to establish sales volume in the future and our cash position at such time.  At the present time, our working capital together with cash from ongoing projects are sufficient to support our marketing activities, administrative requirements and existing projects.  However, to implement our full business plan, we may require additional funds.  We anticipate receiving deposits and partial completion payments sufficient to manufacture and install systems when ordered.

Competition

We experience intense competition from others in the manufacturing and marketing of our automated parking systems and storage systems.  We have identified more than ten competitors engaged in the manufacture and marketing of automated parking systems, and one engaged in manufacturing and marketing automated self-storage systems.  Some of our competitors are divisions of large multi-national enterprises and as such are better capitalized than we are.  They have also been in business longer than we have, have an installed project base, established relationships with potential customers and others in the parking industry and have access to greater technical resources than those available to us.  While we do not believe that any of our competitors are capable of delivering a system substantially similar to our RoboticValet at this time, we do believe that such a system could be developed by other manufacturers of automated parking systems, and based on the positive reception we have received from the market for our RoboticValet product, we believe our competitors will attempt to develop a similar system if they are not doing so already.  In addition, manufacturers of automated materials handling warehouse systems not in the automated parking business may seek to manufacture systems in competition with us. Other automated parking and self-storage systems are available from both domestic and foreign manufacturers, and it can be anticipated that others will seek to enter the market.  We also compete with traditional parking and storage systems which are more economically viable in cases where land and space are not as valuable.

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

We believe our RoboticValet system represents an advance in automated parking and will provide us with a significant competitive advantage in system performance and an ability to provide developers with a system which is more easily approved by governmental entities.

Employees

As of December 9, 2011, we had thirty-nine full-time employees and two part-time employees.  Of these, nine full-time employees are in executive and general and administrative positions, seven full-time employees and one part-time employee are engaged in design, three full-time employees are engaged in project management, fourteen full-time and one part-time employee are engaged in manufacture and operations activities, and four full-time employees and one full-time support employee are engaged in sales activities.

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

On February 6, 2008, we completed the acquisition (the “Acquisition”) of the business, assets and liabilities of Boomerang Utah by the merger of the Boomerang Utah into a wholly owned subsidiary of ours. We issued as consideration for the acquisition 666,667 shares of our Common Stock.  In connection with the closing of the merger we (i) completed a private placement of 100,000 shares of our Common Stock pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) resulting in net proceeds to us of approximately $1,700,000, (ii) effected a one-for-fifteen reverse stock split of our outstanding shares (the “Reverse Split”) and (iii) filed an amendment to our Certificate of Incorporation with the State of Delaware effecting a change in our corporate name to Boomerang Systems, Inc. All share amounts in this report and in the Company’s financial statements reflect the Reverse Split for all periods presented.

On February 6, 2008, our company was recapitalized to give effect to the Acquisition.  Under generally accepted accounting principles, our acquisition of Boomerang Utah is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Boomerang Utah of our company, then known as Digital, with the issuance of stock by Boomerang Utah for our net monetary assets of the Company.  This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, our comparative historical financial statements, as the legal acquirer, are those of the accounting acquirer, Boomerang Utah. The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented.  Thus, the 666,667 shares of common stock issued to the former Boomerang Utah stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.  As a result of the transaction effected by the Exchange Agreement, our business has become the business of the Boomerang Utah.

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

Our increased indebtedness may harm our financial condition and results of operations.
As of September 30, 2011, our total consolidated long-term debt was approximately $6.2 million. Since then, we have incurred approximately an additional $5.4 million of long-term debt from related party loans and a private offering.  Our level of indebtedness could have important consequences to us and you, including:
•	it could adversely affect our ability to satisfy our obligations;
•
an increased portion of our cash flows from operations may have to be dedicated to interest and  principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	it may impair our ability to obtain additional financing in the future;
•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our operations may not generate sufficient cash to enable us to service our debt. If we were to fail to make any required payment under the notes and agreements governing our indebtedness or fail to comply with the covenants contained in the notes and agreements, we would be in default. Our debt holders would have the ability to require that we immediately pay all outstanding indebtedness. If the debt holders were to require immediate payment, we might not have sufficient assets to satisfy our obligations under the notes or our other indebtedness. In such event, we could be forced to seek protection under bankruptcy laws, which could have a material adverse effect on our existing contracts and our ability to procure new contracts as well as our ability to recruit and/or retain employees. Accordingly, a default could have a significant adverse effect on the market value and marketability of our common stock.

We have limited operating history which makes it difficult to predict future growth and operating results.
We have a relatively short operating history which makes it impossible to reliably predict future growth and operating results. We are subject to all the risks and uncertainties which are characteristic of a relatively new business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks.  We face a high risk of business failure because we have commenced extremely limited business operations and have earned little revenues and have had only material losses since our inception. We expect to continue to incur losses well into the future. Our activities to date have been limited to organizational efforts, including fundraising, research and development, product design, marketing and manufacturing a small number of automated storage and parking systems and limited sales of our systems. There is no relevant history upon which to base any assumption as to the likelihood that our business will be successful, and there can be no assurance that we will generate significant operating revenues in the future or that we will ever be able to achieve profitable operations in the future.  We face all of the risks commonly encountered by other businesses that lack an established operating history, including, but not limited to, the need for additional capital and personnel, and intense competition.

We have a limited amount of cash to grow our operations.  If we cannot obtain additional sources of cash, our growth prospects and future profitability may be materially adversely affected and we may not be able to implement our business plan. Such additional financing may not be available on satisfactory terms or it may not be available when needed, or at all.
As of September 30, 2011, we had cash and cash equivalents of $65,590.  To date our cash flows have been insufficient to fund our operations, which have included a substantial amount of research and development in connection with our RoboticValet™ System.  Because we have not generated sufficient cash from operations to date, we have funded our business primarily from the sale of equity securities and through the issuance of convertible notes. Historically, we have received funding from our directors, officers, related parties as well as unrelated third party investors.  Although we believe that our existing cash, the notes and our anticipated cash receipts will be sufficient to sustain our operations through the fiscal year 2012, currently, we will require significant additional cash to expand our operations.  Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock.

We have a history of losses and cash outflow from operations which may continue if we do not increase our sales or reduce our costs.
We have generated few sales since our inception, and have generated an operating loss in each financial period since inception. Our accumulated deficit as of September 30, 2011 was $52,812,498.  Losses are continuing to date and are expected to continue into the future until such time as we are able to generate meaningful sales of our systems.  In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan to continue to invest to grow our business, we may not be able to successfully generate sufficient sales to achieve profitability. Our ability to achieve profitability also depends on our ability to expand our customer base and scale up our production capacity beyond our existing capacity, as well as our ability to provide products to meet the demands of our customers. If we fail to reduce the cash consumption from operations and to generate cash from other sources on a timely basis, or if the cash requirements of our business change as the result of changes in the cost of materials, a decline in the real estate market or other causes, we could no longer have the cash resources required to run our business. There is no assurance that we will achieve profitable operations at any point in time or at all.

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

•
As a result, there are no assurances that additional funds, if needed, to help fund start-up costs related to new contracts would be available or, if available, on terms advantageous to us and therefore we may have to dramatically curtail or cease operations.

We have experienced delays and cost overruns on our first APS project and may experience delays and cost overruns on future projects.
We have experienced a number of delays and cost overruns on the project on Collins Avenue in Miami Beach for a number of reasons including the following:

•
As a result of this being the first APS project of this size that we have executed, we had a limited ability to properly estimate the time and resources required to fully design, engineer, manufacture, ship, install, and commission prior to executing the project.

•
In addition, while our system constitutes a key component of our customer’s real estate development project, the project itself consists of many other components not provided by us.  Some of these components, such as the foundation upon which the system is to be installed, must be in place before we can install our system.  In addition, other components provided by the customer such as the building shell erected around our parking system and the fire suppression system installed within our parking system are not supplied by us but must be implemented in conjunction with the installation and commissioning of our system.  Any delays in the procurement of those components, or any lack of coordination between other contractors implementing those components are not our contractual responsibility but have a negative impact on the project schedule and result in cost overruns.  While we typically contract for the right to bill our customer additional charges for change orders, delays and cost overruns caused by such circumstances, we may choose not to charge our customer in a good faith effort to maintain a positive relationship with our customer.

We may experience substantial delays in the start dates, manufacturing and installation of our systems for our current and future contracts due to factors out of our control.
Although we are not experiencing delays in obtaining approvals necessary to begin fulfilling contracts, certain of our customers are experiencing delays in their efforts to obtain the necessary financing and/or government permitting required for their entire project to move forward, of which our systems may only be a small component.  Some examples of tasks a real estate developer may need to complete before commencing the construction of a building include:

•	conducting environment impact studies;
•	conducting traffic impact studies;
•	securing planning approvals;
•	finishing design of building;
•	finishing engineering of building;
•	securing construction permits;
•	selecting general contractor; and
•	securing construction loan.

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
To date, we have incurred a loss on all of our contracts.  Some of our contracts contain pricing provisions that require the payment of a set fee by the customer for our services regardless of the costs we incur in performing these services. In such situations, we are exposed to the risk that we will incur significant unforeseen costs in performing the contract. Therefore, the financial success of a fixed-price contract is dependent upon the accuracy of our cost estimates made during contract negotiations. Prior to bidding on a fixed-price contract, we attempt to factor in variables including equipment costs, labor, materials and related expenses over the term of the contract. However, it is difficult to predict future costs, especially for contract terms that range from 3 to 5 years. Any shortfalls resulting from the risks associated with fixed-price contracts will reduce our working capital and profitability. Our inability to accurately estimate the cost of providing services under these contracts could have an adverse effect on our profitability and cash flows.

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
Through the date of these financial statements, we have manufactured and assembled one automated parking and one automated storage system intended for commercial use, and have a third system currently being assembled.  Accordingly, we have limited experience in acquiring and manufacturing the parts and components for the systems, assembling the systems, and in estimating the labor and overhead costs incurred with manufacturing the parts and components for the systems, assembling the systems, and in estimating the labor and overhead costs incurred with the manufacturing, assembling and installing the automated parking and storage systems.  This limited experience may result in us underestimating these costs which could lead to our expenses exceeding the revenues we receive from the contracts we have entered into and that we may enter into in the future.  Losses on our contracts will deplete our cash resources and adversely affect our revenues.  At September 30, 2011, the Company estimated that it would incur a loss on a rail based project.  The total loss was estimated to be approximately $1,772,000, all of which was recognized during the year ended September 30, 2011.

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
Although we have designed a number of safeguards into our systems, they may fail, causing delays, injury or damage to persons, vehicles or other property that may not be covered by insurance.  Our insurance does not cover any contractual liability that we may have as a result of a delay in delivery of systems to our customers. Any such events, whether covered by insurance or not, could have a material adverse effect on our business.

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
Although our Chief Executive Officer has agreed to devote the vast majority of his productive time, ability and attention to our business, he also is permitted to provide consulting services to third parties on a limited basis, and to serve on other boards of directors.  In addition, our Chief Financial Officer has no employment agreement with the Company, and no obligation to provide a specific percentage of his time to the Company.  Currently, our Chief Financial Officer provides approximately 25% of his productive time to us pursuant to a shared services agreement.  In addition, Stan Checketts, Chief Executive Officer of our wholly owned operating subsidiary, Boomerang Sub, Inc., and a member of the Company’s Board of Directors, has commenced developing, manufacturing, and selling amusement rides through Stan Checketts Properties.  As a result, he devotes less than 100% of his time to the Company.  Accordingly, these officers may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of these officers’, particularly our Chief Financial Officer’s and Stan Checketts', other business commitments will keep these officers from devoting sufficient time to the management of our business. Competing demands on these officers’ time may lead to a divergence between their interests and the interests of other shareholders.

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
Given the relatively minimal public float and trading activity in our securities, there is little likelihood of any active and liquid public trading market developing for our shares. If such a market does develop, the price of the shares may be volatile. In the light of the Company’s operating history, continuing losses and financial condition, quotations published in the “pink sheets” are not necessarily indicative of the value of the Company.   Such quotations are inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.  Since the shares do not qualify to trade on any national securities exchange, if they do actually trade, the only available market will continue to be through the OTC Bulletin Board or in the OTCQB tier of the OTC Markets. It is possible that no active public market with significant liquidity will ever develop.

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
As of December 30, 2011, and giving effect to the Reverse Split, we had:

•	7,040,566 shares of common stock that were subject to outstanding warrants;
•	641,385 shares of common stock that were subject to options; and
•	$11,624,520 of outstanding notes that were convertible into a maximum of 2,735,206 shares of common stock, subject to adjustment.

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

Item 2. Properties.

Our principal office, consisting of approximately 2,022 square feet, located at 355 Madison Avenue, Morristown, NJ was under a five year lease with NYC Skyline Realty, LLC.  During the year ended September 30, 2011, we gave notice to terminate this lease effective December 31, 2011.  We entered into a five year lease, commencing on December 1, 2011, on new principal office space, consisting of approximately 7,350 square feet, located at 30 B Vreeland Avenue, Florham Park, NJ.   This is also the location of our sales and marketing activities.  See Financial Statement Note 13 – Commitments and Contingencies for terms of this lease.

Manufacturing is undertaken at 324 West 2500 North, Logan, Utah. A total of approximately 50,150 square feet for manufacturing, office and conference room space is subject to lease agreements with SB&G Properties and Stan Checketts Properties, both of which are related parties. See Note 12 to Notes to Consolidated Financial Statements. These leases expired in September 2011. Amendments to both leases were entered into on October 1, 2011, extending the leases on a month-to-month basis. If we are unable to extend these leases in the future, we will need to find another manufacturing facility, which may have an adverse impact on our operations.

Item 3. Legal Proceedings

Although we believe we are not a defendant in any material pending legal proceedings, we may from time to time become involved in litigation relating to claims arising from the ordinary course of business. These claims, even if not meritous, could result in the expenditure of significant financial and managerial resources.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity and Dividends

Our common stock is quoted for trading on the OTCQB tier of the OTC Markets under the symbol “BMER”.  The market for our common stock is limited, sporadic and highly volatile. Since our shares do not qualify to trade on any national securities exchange, if they do actually trade, the only market currently available will continue to be in the "pink sheets". It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk of never being able to sell their shares.

The following table sets forth the quarterly range of high and low bid information quoted on the OTCQB for the past two fiscal years.

Fiscal Quarter Ended	Bid
	High	Low
Fiscal 2010
1st Quarter	$16.20	$5.60
2nd Quarter	$15.00	$6.00
3rd Quarter	$10.00	$5.20
4th Quarter	$7.00	$5.40

Fiscal 2011
1st Quarter	$10.60	$6.00
2nd Quarter	$12.40	$6.60
3rd Quarter	$8.00	$5.00
4th Quarter	$12.00	$6.00

The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.  The above prices give effect to the one-for-twenty reverse stock split effected on June 20, 2011.

As of December 30, 2011, the number of record holders of our Common Stock was 317.  We have never paid a cash dividend on our Common Stock and anticipated capital requirements make it unlikely that any cash dividends will be paid on our common stock in the foreseeable future.

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

Revenue Recognition

Revenues from the sales of RoboticValet™ systems will be recognized using the percentage of completion method, whereby revenue and the related gross profit is determined by comparing the actual costs incurred to date for the project to the total estimated project costs at completion.

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

Liquidity and Capital Resources

Cash and cash equivalents for the year ended September 30, 2011 decreased by $4,218,772 to $65,590 as of September 30, 2011 down from $4,284,362 as of September 30, 2010.  At the present time, our working capital together with cash from ongoing projects are sufficient to support our marketing activities,  administrative requirements and existing projects.  However, to implement our full business plan, we may require additional funds during the balance of the fiscal year ended September 30, 2012. We anticipate seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations.

For the fiscal year ended September 30, 2011, the Company had a net loss of $19,102,004. Included in the net loss were non-cash expenses for depreciation of $52,006, a loss on disposal of equipment of $1,893 and a loss on equity investment of $153,019. The Company incurred additional non-cash expenses from the issuance of stock options of $1,973,634 and the issuance of warrants of $8,127,272, which included expenses in the amount of $3,899,866 related to financing. Offsetting the use of cash from operations were year-over-year increases in accounts receivable of $175,731, in notes receivable (non-current) of $913, in costs in excess of billings of $521,213 and year-over-year decreases in deposits payable of $65,000 and in billings in excess of costs and estimated earned profits on uncompleted contracts of $48,186.  These items were partially offset by increases in notes receivable of $8,710, in inventories of $63,572, in prepaid expenses and other assets of $2,889, in accounts payable and accrued liabilities of $223,273, in due to related party of $283,466 and in estimated loss on uncompleted contract of $188,484.  After reflecting the net changes in assets and liabilities, net cash used in operations was $8,834,829 for the year ended September 30, 2011.

Financing activities provided $6,496,641 for the year ended September 30, 2011, a decrease of $3,844,392 from the year ended September 30, 2010.  Net cash provided by financing activities consisted of $5,725,000 of proceeds from loans payable and $1,199,999 of proceeds from private placements of common stock, offset by $428,358 of loan repayments.

During the fiscal year ended September 30, 2011, net cash used in investing activities consisted of an increase in equity investment of $247,395 and an increase in property, plant and equipment of $1,633,189, which included $1,523,097 of construction in progress for the robotic system to be built in the town of Hamburg, located in Hardyston Township, New Jersey. Accordingly, net cash used in investing activities was $1,880,584.

There were no off-balance sheet arrangements during the fiscal year ended September 30, 2011 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

In November and December 2011, the Company issued to subscribers 6% convertible promissory notes (“Notes”) in the aggregate principal amount of approximately $11.6 million and five-year warrants to purchase common stock (“Warrants”) in a private placement (the “Offering”).  In connection with the Offering, we received cash proceeds of approximately $5.0 million and refinanced approximately $6.6 million of then existing short-term indebtedness.  For each $100,000 invested, a Subscriber was issued a $100,000 principal amount Note and Warrants to purchase 23,530 shares of the Company’s Common Stock.

In connection with the Offering, the following related parties of the Company converted indebtedness in the amounts and for the Notes and Warrants listed below.

Name	Indebtedness Converted	Notes issued in Offering	Warrants issued in Offering
HSK Funding Inc.(1)	$254,000	$254,000	59,765
Lake Isle Corporation(2)	$1,761,917	$1,761,917	414,570
Christopher Mulvihill(3)	$1,451,000	$1,451,000	341,412
James Mulvihill TTEE Sunset Group Inc. PSP(4)	$253,917	$253,917	59,745
MRP Holdings LLC and Mark R Patterson Revocable Trust(5)	$608,014	$608,014	143,063
Sail Energy LLC(6)	$300,142	$300,142	70,622
Stan Checketts Properties, L.C.(7)	$133,571	$133,571	31,429
SB&G Properties LLC(8)	$220,763	$220,763	51,945
Venturetek L.P.(9)	$292,461	$292,461	68,815

(1) HSK Funding Inc. is a principal stockholder and a member of SB&G Properties LLC.
(2) Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corporation, is the mother of Christopher Mulvihill, the Company’s President and is a principal stockholder.  Lake Isle Corporation is a member of SB&G Properties LLC.
(3) Christopher Mulvihill is the Company’s President and director.
(4) James Mulvihill is the brother of Christopher Mulvihill and son of Gail Mulvihill.
(5) MRP Holdings LLC, and Mark R Patterson Revocable Trust are owned by Mark Patterson, the Company’s Chief Executive Officer and director.
(6) Sail Energy LLC is owned by Gail Mulvihill.
(7) Stan Checketts Properties, L.C. is owned by Stan Checketts, the Chief Executive Officer of the Company’s wholly owned subsidiary and director of the Company, and is a principal stockholder.  Stan Checketts Properties is a member of SB&G Properties LLC.
(8) SB&G Properties LLC is owned by HSK Funding Inc., Stan Checketts Properties, Lake Isle Corporation and Venturetek L.P.
(9) Venturetek L.P. is a principal stockholder and a member of SB&G Properties LLC.
(10) Included in this balance is $1,000,000 of indebtedness resulting from a bank line of credit that Lake Isle Corp. caused to be paid in full.  Accordingly, the Company became indebted to Lake Isle Corp for $1,000,000.
(11) On October 28, 2011, Atlantic and Madison of NJ Corp transferred title of an aggregate of $1,451,000 principal amount of debt owed to it by the Company to Christopher Mulvihill.

The Notes are convertible into common stock at $4.25 per share (the “Conversion Price”), subject to weighted average adjustment for issuances of common stock or common stock equivalents below the Conversion Price, subject to certain exceptions.  The Notes are due on the five year anniversary of the respective date of issuance.

Interest accrues on the Notes at 6% per annum.  Interest is payable quarterly, commencing on December 31, 2011, at the Company’s option, interest may be payable in: (i) cash or (ii) shares of the Common Stock.  If the Company elects to pay interest in shares of common stock on an interest payment date, the number of shares issuable will be equal to the quotient obtained by dividing the amount of accrued and unpaid interest payable on such interest payment date by the lesser of: (i) the Conversion Price, and (ii) the average of the last sale price of the common stock during the ten (10) consecutive trading days ending on the fifth (5th) trading day immediately preceding such interest payment date (the “Average Price”), if the average daily trading volume (the “ADTV”) of the common stock for the ten (10) trading days prior to the interest payment date is less than $100,000 per day, provided, however if the ADTV is equal to or greater than $100,000, it will be the Average Price, and not the Conversion Price.

The outstanding principal amount of the Notes and accrued and unpaid interest thereon will automatically convert into a number of shares of common stock determined by dividing the outstanding principal amount of the Notes plus accrued and unpaid interest thereon, by the Conversion Price in effect on the mandatory conversion date.  The mandatory conversion date is the date on which (i) the last sale price of the Common Stock on 20 of the 30 immediately preceding trading days equals or exceeds 200% of the Conversion Price; (ii) the shares issuable upon conversion of the Notes are eligible for resale under an effective registration statement and/or Rule 144 promulgated under the Securities Act of 1933, as amended, without restriction as to volume or manner of sale and (iii) the ADTV during such 30 trading day period equals or exceeds $500,000.

If an event of default as defined in the Notes exists, the holder may declare the entire principal of, and all interest accrued and unpaid on, the Note then outstanding to be, due and payable.

For so long as the Notes are outstanding, without the prior written consent of the holders of at least a majority of the aggregate principal amount of the Notes, the Company may not:

•
create, incur, assume or suffer to exist, any indebtedness, contingent and otherwise, which should, in accordance with generally accepted accounting principles consistently applied, be classified upon the Company's balance sheet as liabilities and which would be senior or pari passu in right of payment to the Notes, except for: (i) secured or unsecured debt issued to a bank or financial institution on commercially reasonable terms, or (ii) any other debt not to exceed $5 million, individually, or in the aggregate;

•
and may not permit its subsidiaries to, engage in any transactions with any officer, director, employee or any affiliate of the Company, including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer, director or such employee or, to the knowledge of the Company, any entity in which any officer, director, or any such employee has a substantial interest or is an officer, director, trustee or partner, in each case in excess of $50,000, other than: (i) for payment of reasonable salary for services actually rendered, as approved by the Board of Directors of the Company as fair in all respects to the Company, (ii) reimbursement for expenses incurred on behalf of the Company (iii) transactions and written arrangements in existence on the date of the initial issuance of the Notes, and any amendments, modifications, cancellations, terminations, limitations and waivers approved by a majority of the independent disinterested directors of the Company; and

•
and may not permit any subsidiary to: (i) declare or pay any dividends or make any distributions to any holder(s) of common stock or such subsidiaries (other than dividends and distributions from a subsidiary to the Company) or (ii) purchase or otherwise acquire for value, directly or indirectly, any shares or other equity security of the Company, other than the Notes or Warrants.

The Warrants are exercisable at $4.25 per share, subject to weighted average adjustment for issuance below the exercise price, subject to certain exceptions.  Cashless exercise is permitted if the average trading volume of the Company’s common stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the common stock during the five (5) consecutive trading days prior to the notice of exercise.  In certain instances, a holder shall not be permitted to exercise the Warrant if such exercise would result in such holder’s total ownership of the Company’s common stock exceeding 4.9%.  The Warrants expire five years from the respective date of issuance.

In connection with the Offering, the Company paid a placement agent an aggregate cash fee of approximately $244,000 for its services as placement agent.  The Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase and aggregate of 109,177 shares of common stock.  The Placement Agent Warrants expire five years from the respective date of issuance and contain substantially the same terms as those issued to subscribers.

The Company also entered into a registration rights agreement with the subscribers.  Pursuant to the registration rights agreement, the Company agreed to file a registration statement within 90 days after the closing date of the Offering (the “Closing Date”) to register for resale the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants and Placement Agent Warrants (collectively, the “Registrable Shares”).  In the event that the SEC limits the number of Registrable Shares that may be included in the registration statement, the Company shall include only those Registrable Shares permitted by the SEC and shall file additional registration statements at the earliest practicable date as the Company is permitted to do so in accordance with SEC guidelines.  The Company shall use its best efforts to cause (i) the Registration Statement to be effective within 150 days of the Offering, and (ii) any additional registration statements to be declared effective within 90 days of the required filing date.

In the event that a registration statement is not filed or declared effective by the SEC by the applicable deadline, the Company will pay to the holders of Registrable Shares an amount equal to 1% of the original principal amount of the investor’s Note, multiplied by a fraction with the numerator equal to the number of Registrable Shares that were required to be included in the Registration Statement which is not so filed, declared effective or maintained and otherwise are unsold at the time of such failure and the denominator equal to the sum of the total number of shares issued or issuable to the Investor upon conversion of the Notes and exercise of the Warrants purchased pursuant to the Subscription Agreement and owned by such holder.

Results of Operations

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenues were $1,591,948 for the fiscal year ended September 30, 2011 compared with $718,530 the fiscal year ended September 30, 2010, for an increase of $873,418.  The increase was due to the continuing construction of a rail-based parking system that commenced in fiscal 2010.  This revenue was recognized using the percentage of completion method.

Cost of goods sold were $3,241,531 for the fiscal year ended September 30, 2011 compared with $715,135 for the fiscal year ended September 30, 2010, for an increase of $2,526,396.  The increase was due to the continuing construction of the same rail-based parking system that commenced in fiscal 2010.  The Company recognized a gross loss of $1,649,583 for the year ended September 30, 2011, which included an expense of $188,484 as a provision for the remaining loss to be incurred on the project.  As a result of this being the first automated parking project of its size that we have executed, we had a limited ability to properly estimate the time and resources required to fully design, engineer, manufacture, ship, install, and commission prior to executing the project, and as a result our costs exceeded revenues.

Sales and marketing expenses were $2,176,724 during the fiscal year ended September 30, 2011 compared with $1,144,513 during the fiscal year ended September 30, 2010, for an increase of $1,032,211. The increase was primarily due to an expense of $1,000,000 incurred from the issuance of 200,000 fully vested options as executive compensation.  Additional increases are due to payroll, travel and trade show expenses incurred by our salesmen.  The advertising expenses for the fiscal year ended September 30, 2011 and 2010 were $242,717 and $190,326, respectively.

General and administrative expenses were $9,003,046 during the fiscal year ended September 30, 2011 compared with $11,652,419 during the fiscal year ended September 30, 2010, for a decrease of $2,649,373.  This decrease was primarily due to the Company recognizing $5,201,040 in stock-based compensation during the year ended September 30, 2011, as compared with $8,415,104 during the fiscal year ended September 30, 2010.  Stock-based compensation during the year ended September 30, 2011 was comprised of expenses aggregating $973,634 resulting from the grant of stock options to purchase a total of 50,000 fully vested shares, 35,750 shares that have vested during the year ended September 30, 2011 and 43,750 shares that vest in the future, the grant of warrants totaling $4,202,406 as executive compensation to purchase a total of 970,000 shares of common stock and $25,000 as compensation to a consultant to purchase a total of 5,000 shares of common stock.  These issuances were used to attract and retain employees and management and we intend to continue to issue equity as necessary to retain our employees and management.

Research and development expenses were $2,202,020 during the fiscal year ended September 30, 2011 compared with $2,669,331 during the fiscal year ended September 30, 2010, for a decrease of $467,311.  This decrease was a result of the Company incurring less expense related to the research and development of a RoboticValet™ system.

Depreciation and amortization was $52,006 during the fiscal year ended September 30, 2011 compared to $49,089 during the fiscal year ended September 30, 2010, for an increase of $2,917. This increase was the result of depreciation on additional fixed assets purchased during the fiscal year ended September 30, 2011.

Interest income was $1,796 during the fiscal year ended September 30, 2011, compared with $5,977 during the fiscal year ended September 30, 2010, for a decrease of $4,181.  This decrease was the result of a note receivable to CSExpress, LLC being repaid in full by December 2010 as well as a decrease in our overall cash balance in the bank.

Interest expense was $113,657 during the fiscal year ended September 30, 2011, compared with $168,408 during the fiscal year ended September 30, 2010, for a decrease of $54,751.  This decrease was due to repayment and conversion of debt during the fiscal year ended 2010 as well as the conversion of debt to equity that took place on November 24, 2010.

Financing costs were $3,899,866 for the year ended September 30, 2011, compared with $0 for the year ended September 30, 2010.  This increase was the result of recording expenses from the issuance of warrants to purchase a total of 650,000 shares of common stock in connection with borrowings under a line of credit.

As of the end of fiscal year 2011, we had nine contracts.  One contract, for a rack and rail parking project, was in the process of being implemented.  Eight additional outstanding contracts, all of which are for projects awaiting various approvals and financing which, if obtained, are expected to result in these contracts generating revenue in the future for the Company.  Because it is uncertain as to whether any of these projects will ever receive the permitting or financing required to move forward, there can be no assurances that these contracts will generate any revenue.  Of these eight contracts, one is for a rack and rail self-storage system, one is for a rack and rail parking project, one is for a design contract for a RoboticValet™ parking system and the other five are for RoboticValet™ parking systems.

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

Accounts receivable – Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We consider our accounts receivables to be favorably collectible.  Accordingly, we have not recorded an allowance for doubtful accounts at September 30, 2011 and September 30, 2010.

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

Research and development – Pursuant to ASC 730, research and development costs are expensed as incurred.  Research and Development expense for the years ended September 30, 2011 and 2010 were $2,202,020 and $2,669,331, respectively.

Inventories - Inventories consisting of parts, materials, and assemblies are stated at the lower of cost or market. Cost is determined using the weighted average cost method.

Stock-based compensation - We adopted ASC 718-10-25, using the modified-prospective-transition method on February 7, 2008.  Under this method, we are required to recognize compensation cost for stock-based compensation arrangements with employees and directors based on their grant date fair value using the Black-Scholes option-pricing model, such cost to be expensed over the compensations’ respective vesting periods.  For awards with graded vesting, in which portions of the award vest in different periods, we recognize compensation costs over the vesting periods using the straight-line method.  For calculating the value for warrants, the Black-Scholes method is also used.

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

Revenue recognition – Revenues from the sales of RoboticValet™ and rack and rail systems are recognized using the percentage of completion method, whereby revenue and the related gross profit is determined by comparing the actual costs incurred to date for the project to the total estimated project costs at completion. Project costs generally include all material and shipping costs, our direct labor, subcontractor costs and an allocation of indirect costs related to the direct labor. Changes in the project scope, site conditions, staff performance and delays or problems with the equipment used on the project can result in increased costs that may not be billable or accepted by the customer and a loss or lower profit from what was originally anticipated at the time of the proposal.

Estimates for the costs to complete the project are periodically updated by management during the performance of the project. Provisions for changes in estimated costs and losses, if any, on uncompleted projects are made in the period in which such losses are determined.

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of September 30, 2011, it was estimated that the gross loss on current contracts would be $1,772,262.  This loss is comprised of $1,583,778 recognized through the percentage of completion method for the year ended September 30, 2011, and $188,484 as a provision for the remaining losses on contracts.  In addition, the $3,395 of gross profit recognized at September 30, 2010 was reversed out during the year ended September 30, 2011.

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

Warranty Reserves - The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  At the time of completion of a project the Company will record a warranty reserve for estimated costs in connection with future warranty claims.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly.  The Company has incurred warranty expense of $0 and $8,162 in fiscal years 2011 and 2010, respectively, relating to its completed projects.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASU No. 2011-05 will not have any material impact on the Company’s consolidated financial position and results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This ASU amends FASB ASC Topic 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption does not have any material impact on the Company’s consolidated financial position and results of operations.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Act of 1996

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934.  These forward-looking statements are largely based on our current expectations and projections about future events and conditions affecting our business, the markets for our products and customer acceptance of our products and conditions in the construction industry.  Such forward-looking statements include, in particular, among others, projections about our future results included in our Exchange Act reports, statements about our plans, liquidity, working capital, strategies, business prospects, changes and trends in our business and the markets in which we operate and intend to operate.  These forward-looking statements may be identified by the use of terms and phrases such as  “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, “targets”, “will”, “anticipates”, and similar expressions or variations of these terms and similar phrases.  Comments about our critical need for additional capital and our ability to raise such capital when and as needed and on acceptable terms are forward-looking statements.  Additionally, statements concerning future matters such as the costs and expenses we expect to incur, our ability to realize material revenues, delays we may encounter in selling our products and gaining market acceptance for our products, the cost of the further development of our products, and achieving enhancements or improved technologies, achieving material sales levels, marketing expenses, projected cash flows, our intentions regarding raising additional capital and when additional capital may be required, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors, as well as those discussed elsewhere in this Annual Report.  The cautionary statements should be read as being applicable to all forward-looking statements wherever they appear in this Annual Report and they should also be read in conjunction with the consolidated financial statements, including the related footnotes.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our company's principal executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011 due to our failure to recognize and timely report events on Form 8-K.  We plan on taking measures to educate appropriate staff as to the reporting requirements and implement a process by which management is alerted to events requiring disclosure.

The Company’s principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter covered by this report.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations to enhance, where necessary its procedures and controls.

Management’s Report on Internal Control over Financial Reporting

The management of Boomerang Systems, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the Company’s assessment, it believes that, as of September 30, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

On May 26, 2011, our President, Christopher Mulvihill, was appointed by the Board of Directors to serve as a director of our Company.  For disclosure regarding related party transactions involving Christopher Mulvihill, see Item 13 “Certain Relationships and Related Transactions, and Director Independence” of this Form 10-K, which is incorporated by reference herein.

The Company entered into an employment agreement (the “Agreement”) with David K. Koch (“Mr. Koch” or the “Executive”) on October 28, 2011, effective as of August 1, 2011, appointing him its Chief Operating Officer.  Mr. Koch has been involved in the Automated Materials Handling Industry for over 34 years.  Mr. Koch has held positions of Sr. Mechanical Engineer, Principle Systems Engineer, Sr. Project Manager, SrVP of Engineering, Sales, and Marketing as well as Co-Founder & President of ESKAY Corporation (a joint venture with Daifuku Materials Handling Co.) in North America.  From September 2005 to October 2010, Mr. Koch served as the Director of Sales and Marketing for Power Automation System, a company specializing in automated storage and transportation systems, and from October 2010 to July 2011, the Director of Market Development for Dematic NA, an automated material handling company.  Mr. Koch has extensive experience in logistics and automated warehousing, distribution and manufacturing across all industries and has experience working with companies in North America, Europe and Asia.  Mr. Koch has also served in many volunteer leadership positions for over 20 years in the Materials Handling Industry of America (MHIA) most recently served on the Roundtable Advisory Committee to the board of governors.

The Agreement will continue in effect until terminated by us or Mr. Koch.  Pursuant to the Agreement, he will receive an initial annual base salary of $150,000, a travel reimbursement of up to $2,000 per month, and after one (1) year of continued employment with the Company will be entitled to receive an award of common stock options, at the sole and absolute discretion of the Company.

In addition, the Company agreed to grant Mr. Koch eleven thousand seven hundred sixty-five (11,765) shares of common stock of the Company six (6) months after the effective date of the Agreement.  The stock bonus shall vest after one (1) year of Executive’s continued employment with the Company, unless otherwise provided by the Agreement.

In October 2011, Atlantic and Madison of NJ Corp loaned the Company $676,000.  The loans did not bear interest, had no repayment terms and were agreed to be refinanced upon finalization of a private placement offering.  On November 1, 2011, this outstanding debt was refinanced as part of the Offering described in the Liquidity section.

On November 1, 2011 the Company borrowed funds from Mark Patterson, our Chief Executive Officer, in the amount of $100,000.  The loans did not bear interest, had no repayment terms and were agreed to be refinanced upon finalization of a private placement offering.  On November 18, 2011, this debt was refinanced as part of the Offering described in the Liquidity section.

We entered into a five year lease, commencing on December 1, 2011, on a new principal office, consisting of approximately 7,350 square feet, located at 30 B Vreeland Avenue, Florham Park, NJ.   This is also the location of our sales and marketing activities.  Monthly rental payments of $10,413 are due each of the first 12 months, and increase by approximately 4% per year over the remaining four years of the lease.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our directors and executive officers and their ages as of September 30, 2011 are as follows:

Name	Title	Age

Mark Patterson	Chief Executive Officer and Director	51
Christopher Mulvihill	President and Director	41
Joseph R. Bellantoni	Chief Financial Officer and Director	49
David Koch	Chief Operating Officer	59
Maureen Cowell	Secretary and Director	45
Stanley J. Checketts	Director and Chief Executive Officer of Boomerang Sub, Inc.	71
Paul J. Donahue*	Director	76
Steven C. Rockefeller, Jr.*	Director	51
Kevin M. Cassidy*	Director	55
Anthony P. Miele, III*	Director	40

 *Independent Director

Directors and Executive Officers

All of our directors bring to our Board executive leadership experience derived from their service as senior executives and, in many cases, founders of industry or knowledge specific consulting firms or operational businesses.  Some offer extensive public company board experience.  Each of our board members has demonstrated strong business acumen and an ability to exercise sound judgment and has a reputation for integrity, honesty and adherence to ethical standards.  When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the company’s business and structure, the Corporate Governance and Nominating Committee and the Board of Directors focused primarily on the information discussed in each of the Directors’ individual biographies and the specific individual qualifications, experience and skills as described below:

Mr. Patterson is the Chief Executive Officer and a Director of our Company and has served in such capacity since August 2010.   From January of 2009 until joining the Company in June of 2010 as an Executive Vice President, Mr. Patterson was a real estate consultant.  Until January of 2009, Mr. Patterson was a Managing Director and the Head of Real Estate Global Principal Investments at Merrill Lynch, where he oversaw the real estate principal investing activities of Merrill Lynch.  Mr. Patterson joined Merrill Lynch in April 2005 as the Global Head of Real Estate Investment Banking and in 2006 also became the Co-Head of Global Commercial Real Estate which encompassed real estate investment banking, principal investing and mortgage debt.  Prior to joining Merrill Lynch, Mr. Patterson spent 16 years at Citigroup where he held numerous positions including the Global Head of Real Estate Investment Banking since 1996.  Mr. Patterson is a member of the Board of Directors of General Growth Properties, a company traded on the New York Stock Exchange under the symbol GGP.  During his career, Mr. Patterson has been involved in a wide variety of financing and investing activities that have spanned virtually all types of real estate in most major global property markets.  Mr. Patterson’s day to day leadership of our company, as Chief Executive Officer, provides him with intimate knowledge of our business, results of operations and financial condition.  Mr. Patterson, as a result of experience in the real estate investment banking industry, provides unique insights into our target customers as well as our challenges and opportunities.

Mr. Mulvihill has been employed as President and Manager of Sales and Marketing of our company since February 2008, and prior thereto served in that capacity for Boomerang Utah from January 2007 to February 2008.  Mr. Mulvihill was appointed as a Director of our Company in May 2011.  From August 2005 to January 2007, he was employed by The Active Network, Inc., a provider of online registration software and event management software, as the Director of Business Development for Golf.  From January 2002 to July 2005, Mr. Mulvihill was the founder and President of Tee Time King, Inc., a provider of golf reservation, inventory management and point of sale software, which grew to become the country’s largest municipal golf course reservation company before being sold to The Active Network, Inc. in August 2005.  As President of our company, Mr. Mulvihill provides significant experience in sales, management and commercial issues associated with technology based businesses which comprise an important aspect of our business.

Mr. Bellantoni was Chief Financial Officer and a Director of Digital Imaging Resources, Inc. since January 2007 and has remained so since Digital’s merger with Boomerang.  Mr. Bellantoni previously served as a director of Digital Imaging Resources, Inc. and as its Treasurer from April 1995 until November 2004. Mr. Bellantoni has also served as President of North Jersey Management Services, Inc, a private company providing accounting and financial record-keeping services, since December 1995.  North Jersey Management provides accounting and financial services to Crystal Springs.  Mr. Bellantoni possesses extensive knowledge of accounting, corporate governance, corporate compliance, financial reporting and financial strategies, which has been an asset to our company in its development stage and ongoing operations.

Mr. Koch is the Chief Operating Officer of our Company and has served in such capacity since August 2011.  He has been involved in the Automated Materials Handling Industry for over 34 years.  Mr. Koch has held positions of Sr. Mechanical Engineer, Principle Systems Engineer, Sr. Project Manager, SrVP of Engineering, Sales, and Marketing as well as Co-Founder & President of ESKAY Corporation (a joint venture with Daifuku Materials Handling Co.) in North America from 1990 to 2005.  From September 2005 to October 2010, Mr. Koch served as the Director of Sales and Marketing for Power Automation System, a company specializing in automated storage and transportation systems, and from October 2010 to July 2011, Director of Business Development for the North American Division of Dematic Corporation, an automated material handling company.  Mr. Koch has extensive experience in logistics and automated warehousing, distribution and manufacturing across all industries and has experience working with companies in North America, Europe and Asia.  Mr. Koch has also served in many volunteer leadership positions for over 20 years in the Materials Handling Industry of America (MHIA) most recently served on the Roundtable Advisory Committee to the board of governors.

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

Mr. Checketts has served as our Director and the Chief Executive Officer and director of our wholly-owned subsidiary, Boomerang Sub, Inc., positions he has held since February, 2008.  Prior thereto, he was the founder and Chief Executive Officer of S&S Worldwide, Inc. (“S&S”) from 1994 to 2009.  S&S is a world leader in the design, development, marketing and sale of roller coasters and family thrill rides for the amusement industry and conducts its business activities both domestically and internationally.  Mr. Checketts has commenced developing, manufacturing and selling amusement rides through Stan Checketts Properties.  Mr. Checketts had encountered success in his past endeavors and brings insight to our challenges, along with strong leadership skills.

Mr. Donahue served as our Director of Digital Imaging Resources, Inc., since 1995 and has continued in this capacity since the merger with Boomerang in February 2008.  He is currently retired.  Throughout his career, he held various positions in the banking industry including a Bank Examiner with the State of Florida and as a Vice President of Midland Bank.   Mr. Donahue’s extensive experience in financial services, banking, real estate development and establishing sales and marketing training programs provides a great contribution to our Board.

Mr. Rockefeller has been a Director Since February 2010. He currently serves as Chairman and Chief Executive Officer of Rose Rock Capital where he has worked since 2010.  Rose Rock Capital is a family-owned Hong Kong holding company in the business of fund management and development for real estate and infrastructure in China.  Since its inception, Rose Rock has established framework agreements for cooperation with the International Cooperation Center of the National Development and Reform Commission, Hainan Development Holdings Company, Tianjin Innovative Financial Investment Company, and the Association for Exchange and Promotion of the Bohai Gulf Entrepreneurial Culture.  In 2010, Mr. Rockefeller was honored to accept appointment from Executive Vice Chairman Xiao Wunan as Co-Chairman of the Asia Pacific Exchange & Cooperation Foundation (APECF), which, among other things, focuses on development of Non Governmental Organizations public policy, religious respect and understanding, and philanthropy.  Since 2009 Mr. Rockefeller has served as a Visiting Professor at Nankai University.  From 2000 to 2004, Mr. Rockefeller was a Board Member of Grameen Foundation and Chairman of its Development Committee, and since 2009, Mr. Rockefeller has served as Special Advisor on poverty alleviation to the Chairman of Rimbunan Hijau Group in Sibu, Malaysia.  In recognition of his lifelong dedication to poverty alleviation, Mr. Rockefeller received a Fulbright Award.  Mr. Rockefeller currently serves on the board of directors of two private companies, BioChemics (since 2007) and Tracer (since 2008).  Since 2009, Mr. Rockefeller has served on the advisory board of Sparta Commercial Services, Inc.  From 1999 to 2004, Mr. Rockefeller served as a Managing Director of Deutsche Bank. Mr. Rockefeller has a broad range of experience across many industries, including international real estate, and we believe he provides valuable insight to our Board.

Mr. Cassidy has served as our Director since May 2010.  Mr. Cassidy is currently the Managing Member of Logic International Consulting Group, LLC, a consulting firm he formed in October, 1996, that specializes in the development of global trading businesses and the creation of the requisite infrastructure, management and support paradigms of said platforms.  From September 2002 to December 2008, Mr. Cassidy was a Partner and Chief Operating Officer of Archeus Capital Management, LLC, which is a multi-strategy hedge fund.  Mr. Cassidy’s knowledge in a range of business functions, including raising capital, leasing and corporate administration, provides insight to our Board.

Mr. Miele has served as our Director since May 2010.  Mr. Miele has been a Partner of White Honey, which offers a full spectrum of professional photography of luxury fragrances for high profile clients, since September 2008.  Mr. Miele was employed by Ricoh Business Solutions as an Account Executive from July 2006 to July 2009.  Mr. Miele was formerly employed by Tyco ADT Security Systems as a Small Business Sales Representative from August 2005 to June 2006.  Prior thereto, Mr. Miele was a sales trader on the New York Stock Exchange from August 2003 to August 2005.  Through his past work experiences, Mr. Miele has been involved with companies that were in all stages of development which provides the Company with useful insight.

Each director serves for a term of one year and until his or her successor is duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of Forms 3 and 4 and any amendments thereto furnished to our company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required all Section 16(a) filing requirements applicable to our officers, directors and beneficial owners of more than 10% of our equity securities were timely filed except that the following reports were not timely filed:  Forms 4 were not filed by Christopher Mulvihill with respect to 4,000,000 (pre-reverse split) options granted on October 6, 2010; and Ryan Burleson with respect to 1,000,000 (pre-reverse split) options granted on November 24, 2010.  In addition, the following Form 3 was not filed by David Koch, our chief operating officer.

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

Item 11. Executive Compensation.

The following table sets forth the compensation of our principal executive officer and our other most highly compensated executive officers (who we collectively refer to as “named executive officers”) who received total compensation exceeding $100,000 for the year ended September 30, 2011 and who served in such capacity at September 30, 2011.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation		Total

		($)	($)	($)		($) (1)		($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)		(f)		(g)	(h)	(i)		(j)

Mark Patterson	2011	200,000	-0-	-0-		4,202,406	(2)	-0-	-0-	-0-		4,402,406
CEO (2)	2010	23,000	-0-	700,000	(2)	699,998	(2)	-0-	-0-	315,000	(3)	1,737,998
Christopher Mulvihill	2011	150,000	-0-	-0-		1,000,000	(4)	-0-	-0-	-0-		1,150,000
President and Manager of Sales and Marketing	2010	150,000	-0-	-0-		-0-		-0-	-0-	-0-		150,000
Stanley J. Checketts	2011	100,000	-0-	-0-		-0-		-0-	-0-	-0-		100,000
CEO, Boomerang Sub, Inc.(4)	2010	100,000	-0-	-0-		5,049,077	(5)	-0-	-0-	-0-		5,149,077
Joseph Bellantoni	2011	39,000	-0-	-0-		-0-		-0-	-0-	-0-		39,000
CFO (5)	2010	13,750	-0-	-0-		279,998	(6)	-0-	-0-	-0-		293,748

(1)
Represents the grant date fair value in accordance with ASC 718 (formerly FAS 123R).  See Note 11 to Notes to Financial Statements for the year ended September 30, 2011 for a description of valuation assumptions used in the calculation of grant date fair value.

(2)
Mr. Patterson commenced service as our Executive Vice President in June 2010 and then became our Chief Executive Officer effective August 21, 2010.  As part of his employment agreement as Executive Vice President, Mr. Patterson received 140,000 shares of the Company’s common stock.  The Company recognized $700,000 in expense for this issuance of common stock based on a value of $0.25 per share on the date of issuance.  In addition, Mr. Patterson received 140,000 warrants to purchase the Company’s common stock, exercisable at $5.00 per share.  The Company recognized $699,998 in expense for this issuance of warrants.   During fiscal year 2011, a total of 970,000 warrants to purchase shares of the Company’s common stock, exercisable at $5.00, vested per Mr. Patterson’s CEO employment agreement.   The Company recognized $4,202,406 in expense for these issuances.

(3)	Pursuant to Mr. Patterson’s employment agreement, we agreed to pay the Federal and state income taxes on behalf of Mr. Patterson as a result of his receipt of 140,000 shares of our common stock.
(4)	In October 2010, Mr. Mulvihill received 200,000 options to purchase the Company’s common stock exercisable at $5.00 per share.

(5)	In February 2010, Mr. Checketts received 250,000 options to purchase the Company’s common stock, exercisable at $2.00 per share.
(6)	In February 2010, Mr. Bellantoni received 20,000 options to purchase the Company’s common stock, exercisable at $2.00 per share.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

In June 2010, the Company entered into an employment agreement with Mark Patterson to serve as our Executive Vice President.  As part of the compensation, the Company issued warrants to purchase 140,000 shares of common stock with an exercise price of $5.00 per share.  The Company has agreed to pay all Federal and State income taxes incurred by the Executive as a result of receiving the common shares and recognized $700,000 in expense for the issuance of these common shares.  In addition, the Company recognized $315,000 in expense for the related tax effect of the above transaction.  Mr. Patterson was also issued 140,000 warrants in June 2010 pursuant to his employment agreement.  The Company recognized $699,998 in expense for the issuance of these warrants.  These warrants were cancelled during the fourth quarter of 2010 and this agreement was subsequently amended and restated in October 2010 to include warrants to purchase a total 280,000 shares of common stock exercisable at $0.25 per share.

On August 21, 2010, the Company entered into an Employment Agreement with Mark Patterson, to serve as the Company’s Chief Executive Officer, which was amended and restated on October 1, 2010. The amended agreement provides for a base salary of $200,000 and provides for a grant of an aggregate of 1,080,000 five-year warrants with an exercise price of $5.00 per share that vested and became exercisable as to 270,000 shares on October 1, 2010, and vest and become exercisable as to 210,000 shares on each of February 1 and August 1, 2011 and February 1, 2012, and 180,000 shares on August 1, 2012.  The amended agreement provides Mr. Patterson with a right of first refusal, pursuant to which Mr. Patterson has the right, but not the obligation, to maintain his then pro rata share of the Company’s issued and outstanding shares and warrants by purchasing additional shares and warrants each time the Company offers shares and/or warrants for sale.

Mr. Mulvihill is employed as our President and Manager of Sales and Marketing pursuant to a five-year agreement, as amended, expiring on October 31, 2016.  Pursuant to the agreement, Mr. Mulvihill receives a commission of 3% of the gross sales of our products, with a non-refundable advance against commissions of $60,000 per year.  As additional compensation, the Company agreed to grant Mr. Mulvihill options to purchase 200,000 shares vesting immediately, exercisable at $5.00 per share for a term of 10 years.  These options were granted in October 2010.

The Company entered into an employment agreement with David Koch on October 28, 2011, effective as of August 1, 2011.  The agreement will continue in effect until terminated by us or Mr. Koch.  Mr. Koch is the Company’s Chief Operating Officer.  His compensation package includes an annual base salary of $150,000, a stock bonus of 11,765 shares of common stock after being employed with the Company for six months which would vest after one year of employment and a discretionary stock option grant upon a favorable performance review after his one year anniversary.  We will reimburse him up to $2,000 per month for travel.

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

Outstanding Equity Awards at September 30, 2011

The following table reflects the equity awards granted by us to the Named Executive Officers that remain outstanding at September 30, 2011:

	Equity Awards

Name and Grant Date	Number of Securities Underlying Unexercised Options/Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options/Warrants (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Mark Patterson
October 1, 2010	690,000		390,000	(2)	$5.00	October 1, 2015

Mark Patterson
November 12. 2010	280,000	(1)	-		5.00	November 11, 2015

Christopher Mulvihill
October 6, 2010	200,000	(1)	-		$5.00	October 5, 2020

Stanley J. Checketts
February 15, 2010	250,000	(1)	-		$2.00	February 14, 2020

Joseph Bellantoni
February 2, 2010	20,000	(1)	-		$2.00	February 1, 2020

(1)	These options vested in full on the date of grant and are currently exercisable.
(2)	These warrants vest as to 210,000 shares on February 1, 2012, and 180,000 shares on August 1, 2012.

Director Compensation

Our Directors received no cash compensation during the years ended September 30, 2011 and September 30, 2010, other than the compensation paid to our named executive officers who are also Directors, which is reflected in the Summary Compensation Table above.  Steven C. Rockefeller, Jr., one of our Independent Directors, received an aggregate of 60,000 immediately exercisable five-year warrants, with an exercise price of $2.00 per share as an inducement to and in connection with his Board service; 50,000 of these warrants were granted in February 2010 and 10,000 were granted in March 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 30, 2011, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to us to be the beneficial owner of more than five percent of our Common Stock as well as the number of shares of Common Stock beneficially owned by all of our Directors, each of our named executive officers identified in the Summary Compensation Table above, and all our Directors and executive officers as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of our Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options, warrants or conversion of notes held by such holder at said date. As of December 30, 2011, we had 7,277,192 shares of Common Stock outstanding.

Unless otherwise indicated, the address for each of the above is c/o Boomerang Systems, Inc., 30 B Vreeland Road, Florham Park, NJ 07932.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock Outstanding
Stanley J. Checketts	873,870	(2)	11.3%

Mark R. Patterson	2,006,126	(3)	22.3%

Christopher Mulvihill	1,227,824	(4)	15.0%

Joseph R. Bellantoni	37,667	(5)	*

David Koch	-		*

Maureen Cowell	27,534	(6)	*

Paul J. Donahue	1,584	(7)	*

Steven Rockefeller, Jr.	60,000	(8)	*

Kevin Cassidy	-		*

Anthony P. Miele, III	93,527	(9)	1.3%

All Directors and Executive Officers as a Group (10 persons)	4,328,132		41.3%

Other 5% Stockholders

Gail Mulvihill	2,416,330	(10)	28.4%

Burton I. Koffman	1,262,309	(11)	16.2%

Venturetek, LP	968,297	(12)	12.7%

Albert Behler	759,046	(13)	9.7%

Lake Isle Corp.	1,375,452	(14)	16.4%

Stan Checketts Properties, LC	623,870	(15)	8.3%

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

(2)
Includes 250,000 shares issuable upon exercise of options issued to Mr. Checketts, 421,200 shares held by Stan Checketts Properties, L.C., over which Mr. Checketts exercises sole voting and investment control (“SCP”), 31,429 shares issuable upon the conversion of outstanding convertible notes held by SCP, 119,297 shares issuable upon the exercise of warrants held by SCP, 25,972 shares issuable upon the conversion of outstanding convertible notes held by SB&G, which is owned, in part, by SCP, and 25,972 shares issuable upon the exercise of warrants held by SB&G, all of which are exercisable or convertible within 60 days of December 30, 2011.

(3)
Includes 290,000 shares held by Mr. Patterson, 1,330,000 shares issuable upon exercise of a warrant held by Mr. Patterson, 119,533 shares issuable upon the conversion of outstanding convertible notes held by MRP Holdings LLC, over which Mr. Patterson exercises sole voting and investment control (“MRP”), 219,533 shares issuable upon the exercise of warrants held by MRP, 23,530 shares issuable upon the conversion of outstanding convertible notes held by Mark R. Patterson Revocable Trust, over which Mr. Patterson exercises sole voting and investment control (“Patterson Trust”), and 23,530 shares issuable upon the exercise of warrants held by Patterson Trust, all of which are exercisable or convertible within 60 days of December 30, 2011.

(4)
Includes 325,000 shares owned directly by Mr. Mulvihill and 20,000 shares owned by Great Delaware & American, Inc. (“GDA”) over which Mr. Mulvihill exercises sole voting and investment control.  Also includes 341,412 shares issuable upon the conversion of outstanding convertible notes held by Mr. Mulvihill, 200,000 shares issuable on exercise of options and 341,412 shares issuable on exercise of warrants exercisable within 60 days of December 30, 2011.

(5)
Includes 167 shares held by Mr. Bellantoni’s father as to which Mr. Bellantoni disclaims beneficial ownership.  Also includes 37,500 shares issuable on exercise of options exercisable within 60 days of December 30, 2011.

(6)	This includes 27,534 shares issuable on exercise of options exercisable within 60 days of December 30, 2011.

(7)	Includes 334 shares owned directly by Mr. Donahue and 1,250 shares issuable on exercise of an option exercisable within 60 days of December 30, 2011.

(8)	This includes 60,000 shares issuable on exercise of options exercisable within 60 days of December 30, 2011.

(9)
Includes 73,750 shares owned directly by Mr. Miele and 19,777 shares issuable upon exercise of warrants he received from the August 2008 Post-Maturity warrants exercisable within 60 days of December 30, 2011.

(10)
Includes 760,034 shares held by Mrs. Mulvihill, 15,400 shares issuable upon the exercise of warrants held by Mrs. Mulvihill, 124,200 shares held by Sail Energy LLC, over which Mrs. Mulvihill exercises sole voting and investment control (“Sail Energy”), 70,622 shares issuable upon the conversion of outstanding convertible notes held by Sail Energy, 70,622 shares issuable upon the exercise of warrants held by Sail Energy, 288,889 shares held by Lake Isle Corp., over which Mrs. Mulvihill exercises sole voting and investment control (“Lake Isle”), 659,005 shares issuable upon the exercise of warrants held by Lake Isle, 414,570 shares issuable upon the conversion of outstanding convertible notes held by Lake Isle, 6,494 shares issuable upon the conversion of outstanding convertible notes held by SB&G, which is owned, in part, by Lake Isle, and 6,494 shares issuable upon the exercise of warrants held by SB&G, all of which are exercisable or convertible within 60 days of December 30, 2011.,  The address for Sail Energy and Lake Isle is 3621 Route 94, 2nd Floor, Hamburg, NJ 07419.

(11)
This information is based in part on a Schedule 13G filed with the Securities and Exchange Commission on November 13, 2009. Includes 5,803 shares owned directly by Mr. Koffman and 2,500 shares issuable upon exercise, 4,592 shares owned by Public Loan Company, 4,176 shares owned by The K-6 Family Limited Partnership, 20,000 shares owned by  300 Plaza Drive Associates, 25,000 shares owned by New Valu, Inc., 137,500 shares owned by IA545 Madison Assoc and 5,000 shares issuable upon exercise of warrants, 562,838 shares  owned by HSK Funding Inc. (“HSK”), and 409,163 shares issuable  upon exercise of warrants, 59,765 shares issuable upon the conversion of outstanding convertible notes held by HSK, 12,986 shares issuable upon the conversion of outstanding convertible notes held by SB&G Properties L.L.C. (“SB&G”), which is owned, in part, by HSK, and 12,986 shares issuable upon the exercise of warrants held by SB&G exercisable within 60 days of December 30, 2011, over all of which Mr. Koffman exercises voting and investment control securities held by these entities.  The address for Mr. Koffman is 300 Plaza Drive, Vestal, NY 13850.

(12)
David Selengut is the natural person who exercises voting and investment control over the shares held by Venturetek, LP.  Includes 603,897 shares owned directly by Venturetek, LP., 282,599 shares issuable upon exercise of warrants, and 68,815 shares issuable upon the conversion of outstanding convertible notes held by Venturetek, 6,493 shares issuable upon the conversion of outstanding convertible notes held by SB&G, which is owned, in part, by Venturetek, and 6,493 shares issuable upon the exercise of warrants held by SB&G, all of which are exercisable or convertible within 60 days of December 30, 2011. The address for Venturetek is c/o Nesher LLC, P.O. Box 339, Lawrence, NY 11559.

(13)
Includes 210,000 shares owned directly by Mr. Behler, and 429,523 shares issuable upon exercise of warrants, and 119,523 shares issuable upon the conversion of outstanding convertible notes exercisable within 60 days of December 30, 2011.

(14)
Includes 288,889 shares held by Lake Isle Corp., over which Gail Mulvihill exercises sole voting and investment control (“Lake Isle”), 659,005 shares issuable upon the exercise of warrants, 414,570 shares issuable upon the conversion of outstanding convertible notes held by Lake Isle, 6,494 shares issuable upon the conversion of outstanding convertible notes held by SB&G, which is owned, in part, by Lake Isle, and 6,494 shares issuable upon the exercise of warrants held by SB&G, all of which are exercisable or convertible within 60 days of December 30, 2011.  The address for Lake Isle is 3621 Route 94, 2nd Floor, Hamburg, NJ 07419.

(15)
Includes 421,200 shares held by Stan Checketts Properties, L.C., over which Mr. Checketts exercises sole voting and investment control (“SCP”), 31,429 shares issuable upon the conversion of outstanding convertible notes held by SCP, 119,297 shares issuable upon the exercise of warrants held by SCP, 25,972 shares issuable upon the conversion of outstanding convertible notes held by SB&G, which is owned, in part, by SCP, and 25,972 shares issuable upon the exercise of warrants held by SB&G, all of which are exercisable or convertible within 60 days of December 30, 2011.  The address for SCP is P.O. Box 55, Providence, UT 84332.

Equity Compensation Plan Information -The following table provides information as of  September 30, 2011 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders.

Equity Compensation Plan Information as of September 30, 2011

(a)	(b)		(c)	(d)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (cumulative)		weighted average exercise price of outstanding options, warrants and rights	number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans - approved by security holders	-0-		N/A	-0-

Equity compensation plans - not approved by security holders	1,676,385	(1)	$4.82	-0-

Total	1,676,385		$4.82	-0-

(1) On November 28, 2007, our Board of Directors granted options to purchase an aggregate of 75,385 shares of common stock to persons who were or became officers, directors or consultants to our Company.  These options are exercisable at $18.00 per share.  Such options have a term of ten years.  The option price and number of shares issuable on exercise of the options are subject to anti-dilution adjustment under certain circumstances.

In May 2009, options to purchase 50,000 shares were granted to three persons who are employees of our Company.  All 50,000 options have a term of five years and are subject to vesting, whereby the options become exercisable with respect to 25% of the shares subject to the options at the end of 18 months after the acquisition of Boomerang Utah was completed and with respect to an additional 25% at the end of each succeeding six-month period until such options are fully exercisable.

In October 2009, options to purchase 26,000 shares were granted to three persons who are employees of our Company.  All 26,000 options have a term of five years and are fully vested with an exercise price of $2.00 per share.

In February 2010, options to purchase 290,000 shares were granted to three officers of our Company.  All 290,000 options have a term of ten years and are fully vested with an exercise price of $2.00 per share.

During February & March 2010, warrants to purchase 60,000 shares were granted to a director of our Company.  The warrants have a term of five years with an exercise price of $2.00 per share.

In October 6, 2010, options to purchase 200,000 shares were granted to Mr. Christopher Mulvihill as part of his employment agreement.  All 200,000 options have a term of ten years and are fully vested with an exercise price of $2.00 per share.

In November 2010, warrants to purchase 5,000 shares were granted to a consultant of our Company.  The warrants have a term of five years with an exercise price of $5.00 per share.

During fiscal year 2011, warrants to purchase 970,000 shares were granted to Mr. Mark Patterson as part of his employment agreement with our Company.  The warrants have a term of five years with an exercise price of $5.00 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our Company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us.  Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President, and is a principal stockholder of our Company.  SB&G entered into a lease with Boomerang Utah dated October 1, 2008, relating to premises located at 324 West 2450 North, Building A, Logan, Utah (“Building A”).  The Company assumed this lease in February 2008.  The initial term of the lease was for one year with an annual rent of $260,610 plus real property and school taxes. In addition, Boomerang is obligated to pay for all utilities, repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities.  On March 15, 2010, Boomerang and SB&G agreed to maintain these terms until September 30, 2011.  This lease has been extended on a month-to-month basis.  Deferred rental payments totaling $220,763 have been accrued as of September 30, 2011.  On November 1, 2011, this liability was refinanced as part of the private placement offering described in the Liquidity section.

Stan Checketts Properties (“SCP”), a company owned by the chief executive officer of Boomerang’s wholly owned subsidiary, Boomerang Sub, Inc., entered into a lease with Boomerang Utah dated October 1, 2008 for premises located at 324 West 2450 North, Building B, Logan, Utah.  The Company assumed this lease in February 2008.  The initial term of the lease was for one year at a fixed annual rent of $157,680 plus real property and school taxes. In addition, Boomerang is obligated to pay for all utilities and for repairs and maintenance to the property.  The approximately 18,000 square foot leased premises are, in addition to Building A, also used for Boomerang’s manufacturing activities.  We are currently leasing an additional 2,400 square feet of office and conference room space with Stan Checketts Properties.  On March 15, 2010, Boomerang and SCP agreed to maintain these terms until September 30, 2011.  An amendment was entered into on October 1, 2011, extending this lease on a month to month basis.  Deferred rental payments totaling $133,571 have been accrued as of September 30, 2011.  On November 1, 2011, this liability was refinanced as part of the private placement offering described in the Liquidity section.

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to a non-affiliated bank. The principal amount due was $773,913 as of September 30, 2011, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang and Messrs. Gene Mulvihill, Stan Checketts, and Burton Koffman (“Koffman”) are the joint and several guarantors of this promissory note.  Gene Mulvihill is the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

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

The Company used the services of Coordinate Services, Inc. for product development.  The owner of this company is Gene Mulvihill, Jr. who is the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense for the twelve months ended September 30, 2011 and 2010 was $158,879 and $128,959 respectively; which is recorded under Research and Development expenses.

The Company reimbursed North Jersey Management Services, Inc. for payroll related expenses for the services of Joseph Bellantoni, the Company’s Chief Financial Officer, and Maureen Cowell, the Company’s Corporate Secretary.  Mr. Bellantoni is also the President and Mrs. Cowell is the Vice President of North Jersey Management Services, Inc.  The amount of this expense for the twelve months ended September 30, 2011 and 2010 was $78,000 and $49,500 respectively; which is recorded under General and Administrative expenses.

In April 2010, we entered into a twenty-year ground lease with Route 94 Development Corporation (“Route 94”) to lease a portion of an approximately fifteen acre parcel in the town of Hamburg, located in Hardyston Township, New Jersey, on which we intend to construct a RoboticValet™ parking facility.  The leased property is adjacent to Grand Cascades Lodge (“Cascades”), a hotel within the Crystal Springs Golf and Spa Resort (“the Resort”). The parking facility is being constructed by Crystal Springs Builders, LLC (“Builders”).   It is intended that this facility will be used by us primarily for demonstration and marketing purposes in the eastern portion of the United States.  In consideration of the benefits to us under the terms of the lease, we agree to provide to the lessor and its affiliates parking and storage space within the facility at no cost to the lessor and its affiliates subject to our right to use the facility for demonstration purposes.  In addition, we are required to pay the operating costs, premiums on the insurance required under the terms of the lease and incremental property taxes resulting from our construction of the facility.  For a period of 60 months, commencing five years after execution of the lease, the lessor has the option to purchase the facility from us and we have a right to cause the lessor to buy from us the facility we construct.  The price to be paid by the lessor upon exercise of its option to purchase the facility is 110% of the greater of (i) the depreciated value of the facility, or (ii) the fair market value of the facility, and the price to be paid by the lessor upon exercise of our right to cause the lessor to buy the facility is $1.00.

The Resort owns and operates seven golf courses, two hotels and a fitness facility and develops real estate in Sussex County NJ, which is comprised of more than 40 additional entities, including the above named entities.  Gail Mulvihill owns 50% of each of Builders, Cascades and Route 94 and, indirectly, through these and various other entities, Gail Mulvihill and her family own approximately 50% of the Resort.  Except as set forth above, no other officer, director or 5% or greater stockholder of the company has any equity interest in Builders, Cascades or Route 94.  The Company made payments of approximately $980,000 and $375,500 to Crystal Springs Builders, LLC, (“Builders”) and approximately $39,000  and $15,000to Grand Cascades Lodge at Crystal Springs, LLC (“Cascades”) in the fiscal years ended September 30, 2011 and 2010, respectively.  No payment was made to Route 94 in the fiscal years ended 2011 and 2010.

On May 14, 2010, the Company entered into a 6% convertible line of credit for up to $1,300,000 with Sail Energy, a company owned by Gail Mulvihill, who has sole voting and investment control.  In May 2011, the outstanding principal balance was $273,000 and it was agreed between the Company and Sail Energy that there would be no additional borrowing under this line of credit.  The amount outstanding on this loan, including accrued interest, as of September 30, 2011 is $300,142.

In July 2010, Venturetek, LP, a principal stockholder of the Company, entered into a 6% convertible promissory note with the Company for $273,000.  The amount outstanding on this note, including accrued interest, as of September 30, 2011 is $292,461.

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

In September and October 2011, the Company borrowed funds from Atlantic and Madison of NJ Corp, a company owned by Gail Mulvihill, in the aggregate principal amount of $1,451,000, with the understanding that upon finalization of the documents related to a private placement offering by the Company, these loans will be considered an investment in such private placement.

In November 2011, the Company borrowed funds from Mark Patterson, our Chief Executive Officer, in the amount of $100,000, with the understanding that upon finalization of the documents related to a private placement offering by the Company, this loan will be considered an investment in such private placement.

In November and December 2011, the Company issued to subscribers 6% convertible promissory notes (“Notes”) in the aggregate principal amount of approximately $11.6 million and five-year warrants to purchase common stock (“Warrants”) in a private placement (the “Offering”).  In connection with the Offering, we received cash proceeds of approximately $5.0 million and refinanced approximately $6.6 million of then existing short-term indebtedness.  For each $100,000 invested, a Subscriber was issued a $100,000 principal amount Note and Warrants to purchase 23,530 shares of the Company’s Common Stock.

In connection with the Offering, the following related parties of the Company refinanced indebtedness in the amounts and for the Notes and Warrants listed below.

Name	Indebtedness Converted		Notes issued in Offering	Warrants issued in Offering
HSK Funding Inc.(1)	$254,000		$254,000	59,765
Lake Isle Corporation(2)	$1,761,917		$1,761,917	414,570
Christopher Mulvihill(3)	$1,451,000	(10)	$1,451,000	341,412
James Mulvihill TTEE Sunset Group Inc. PSP(4)	$253,917	(11)	$253,917	59,745
MRP Holdings LLC and Mark R Patterson Revocable Trust(5)	$608,014		$608,014	143,063
Sail Energy LLC(6)	$300,142		$300,142	70,622
Stan Checketts Properties, L.C.(7)	$133,571		$133,571	31,429
SB&G Properties LLC(8)	$220,763		$220,763	51,945
Venturetek L.P.(9)	$292,461		$292,461	68,815

(1) HSK Funding Inc. is a principal stockholder and a member of SB&G Properties LLC.
(2) Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corporation, is the mother of Christopher Mulvihill, the Company’s President, and is a principal stockholder.  Lake Isle Corporation is a member of SB&G Properties LLC.
(3) Christopher Mulvihill is the Company’s President and director.
(4) James Mulvihill is the brother of Christopher Mulvihill and son of Gail Mulvihill.
(5) MRP Holdings LLC, and Mark R Patterson Revocable Trust are owned by Mark Patterson, the Company’s Chief Executive Officer and director.
(6) Sail Energy LLC is owned by Gail Mulvihill.
(7) Stan Checketts Properties, L.C. is owned by Stan Checketts, the Chief Executive Officer of the Company’s wholly owned subsidiary and director of the Company, and is a principal stockholder.  Stan Checketts Properties is a member of SB&G Properties LLC.
(8) SB&G Properties LLC is owned by HSK Funding Inc., Stan Checketts Properties, Lake Isle Corporation and Venturetek L.P.
(9) Venturetek L.P. is a principal stockholder and a member of SB&G Properties LLC.
(10) Included in this balance is $1,000,000 of indebtedness resulting from a bank line of credit that Lake Isle Corp. caused to be paid in full.  Accordingly, the Company became indebted to Lake Isle Corp for $1,000,000.
(11) On October 28, 2011, Atlantic and Madison of NJ Corp transferred title of an aggregate of $1,451,000 principal amount of debt owed to it by the Company to Christopher Mulvihill

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

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

Item 14.  Principal Accounting Fees and Services

The following sets forth fees incurred by us during the fiscal years ended September 30, 2011 and 2010 for services provided by Liebman, Goldberg & Hymowitz, L.L.P., our independent registered public accounting firm (“Liebman”):

		Audit Related		All Other
Year	Audit Fees	Fees	Tax Fees	Fees
2011	$55,750	$-	$4,950	$-
2010	$73,667	$-	$5,250	$-

Audit Fees. The foregoing table presents the aggregate fees billed by Liebman for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q for the fiscal years ended September 30, 2011 and 2010.

Tax Fees. The foregoing table also reflects the aggregate fees billed by Liebman for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2011 and 2010.

Our Board of Directors believes that the provision of the services during the two years ended September 30, 2011 is compatible with maintaining the independence of Liebman.  Our Board of Directors has not adopted any pre-approval policies and procedures for engaging an accountant to render audit or non-audit services that are subject to the pre-approval requirement.  All of the above fees have been pre-approved by the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Certificate of Incorporation of Registrant, as amended**

3.2	Second Amendment and Restated By-laws of Registrant (1)

4.1	Specimen Common Stock Certificate, $0.001 par value**

10.3	Form of 12% Promissory Note due August 14 and 20, 2009 (2)

10.4	Form of Warrant to Purchase Common Stock expiring August 2013 (3)

10.5	Lease agreement by and between NYC Skyline Realty LLC and Boomerang Systems, Inc. dated as of January 1, 2009. (4)

10.6	Shareholders Agreement between Tawreed Companies Representation and Boomerang USA Corp. (4)

10.7	Form of Common Stock Purchase Warrant issued and to be issued with respect to payment defaults on our 12% Promissory Notes (5)

10.8	Form of Agreement used to exchange 12% promissory notes for shares of common stock (6)

10.9	Employment Agreement between Mark R. Patterson and Boomerang Systems, Inc., dated as of August 21, 2010 (7)*

10.10	Amended and Restated Executive Employment Agreement between Mark R. Patterson and Boomerang Systems, Inc., dated as of October 1, 2010 (8)*

10.11
Lease agreement by and between SB&G Properties, L.C. and Boomerang Systems, Inc. dated as of October 1, 2007, Amendment No. 1 thereto dated October 1, 2008, and Amendment No. 2 thereto dated March 15, 2010 (9)

10.12
Lease agreement by and between Stan Checketts Properties, L.C. and Boomerang Systems, Inc. dated as of October 1, 2007, Amendment No. 1 thereto dated October 1, 2008 and Amendment No. 2 thereto dated March 15, 2010 (9)

10.13	Ground lease by and between Route 94 Development Corporation and Boomerang Systems, Inc. dated as of April 30, 2010 (9)

10.14	Revolving Promissory Note between Sail Energy, LLC and Boomerang Systems, Inc. dated as of May 14, 2010 and Amendment No. 1 thereto dated as of December 15, 2010. (9)

10.15	Loan agreement by and between SB&G Properties and Zions First National Bank and Guaranty of such loan provided by Boomerang Systems, Inc dated July 9, 2007. (9)

10.16	Promissory Note dated May 1, 2008 between Boomerang Sub, Inc. and J and A Financing and Amendment thereto dated July 15, 2008 and modification thereto dated February 9, 2010. (16)

10.17	Assignment of deposit account by and between J and A Financing, Inc. Boomerang Systems, Inc. and Highlands State Bank dated May 16, 2010 and confirmation of payment dated July 21, 2010. (9)

10.18	Loan assumption agreement Between Boomerang Systems, Inc. and J and A Financing, Inc. dated July 6, 2010. (9)

10.19	Promissory Note between James Mulvihill and Boomerang Systems, Inc. and conversion agreement dated March 29, 2010. (9)

10.20	Non-Compete Agreement by and between Stan Checketts and Digital Imaging Resources, Inc. dated December 10, 2007 (9)

10.21	Line of Credit in favor of Boomerang Systems, Inc. with Highlands State Bank, dated June 30, 2011 (10)

10.22	Commitment letter dated December 29, 2010, by and between Boomerang Systems, Inc. and the lenders signatory thereto. (11)

10.23	Form of Warrant issued to the lenders signatory to the Commitment letter dated December 29, 2010 by and between Boomerang Systems, Inc. and the lenders signatory thereto. (10)

10.24	Form of Note issued to the lenders signatory to the Commitment letter dated December 29, 2010 by and between Boomerang Systems, Inc., and the lenders signatory thereto. (10)

10.25	Promissory Note with Highlands State Bank, dated August 4, 2011 (10)

10.26	Chris Mulvihill employment agreement dated March 31, 2008 and amendment #1 dated October 2010 (10)

10.27	Ground Lease with Route 94, dated April 30, 2010 (11)

10.28	Equipment Lease with M&T Bank, dated September 1, 2007 and personal guarantees of the lease (10)

10.29	Boomerang loans with third party bank, due in May 2011, J and A assumption of Boomerang loans, and conversion of J and A debt to common stock (10)

10.30	Promissory Note with Gail Mulvihill, dated April 8, 2010 (10)

10.31	Promissory Note with Venturetek, dated July 9, 2010 (10)

10.32	Form of 6% Convertible Subordinate Note (12)

10.33	Form of Warrant (12)

10.34	Form of Placement Agent Warrant (12)

10.35	Form of Registration Rights Agreement issued by and among Boomerang Systems, Inc. and the Subscribers (12)

10.36	Form of Subscription Agreement (12)

10.37	Employment Agreement between David K. Koch and Boomerang Systems, Inc., dated as of October 28, 2011 **,*

10.38	Loan dated September 21, 2011, by and between Boomerang Systems, Inc., and Atlantic & Madison of NJ Corp. **

10.39	Loan dated September 22, 2011, by and between Boomerang Systems, Inc., and Atlantic & Madison of NJ Corp. **

10.40	Loan dated September 26, 2011, by and between Boomerang Systems, Inc., and Atlantic & Madison of NJ Corp. **

10.41	Loan dated September 29, 2011, by and between Boomerang Systems, Inc., and Atlantic & Madison of NJ Corp. **

14	Code of Ethics (13)

21	Subsidiaries of the Registrant as of September 30, 2010 **

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) **

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a) **

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 (furnished, not filed) **

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 1350 (furnished, not filed) **

(1) Incorporated by reference from an exhibit filed with Quarterly Report on Form 10-Q for quarter ended December 31, 2009.

(2) Incorporated by reference from an exhibit filed with the Company’s annual report Form 10-K/A for the fiscal year ended September 30, 2008.

(3) Incorporated by reference from an exhibit filed with the Company’s annual report on Form 10-K/A for the fiscal year ended September 30, 2008.

(4) Incorporated by reference from an exhibit filed with the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2009.

(5) Incorporated by reference from an exhibit filed with the Company’s current report on Form 8-K filed on October 27, 2009

(6) Incorporated by reference from an exhibit filed with the Company’s current report on Form 8-K filed on December 21, 2009

(7) Incorporated by reference from an exhibit filed with the Company’s current report on Form 8-K/A filed on August 26, 2010

(8)  Incorporated by reference from an exhibit filed with the Company’s current report on Form 8-K filed on October 7, 2010

(9) Incorporated by reference from an exhibit filed with the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010.

(10) Incorporated by reference from an exhibit filed with the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011 filed on September 14, 2011.

(11) Incorporated by reference from an exhibit filed with the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011 filed on December 16, 2011.

(12) Incorporated by reference from an exhibit filed with the Company’s current report Form 8-K filed on December 15, 2011.

(13) Incorporated by reference from an amendment as an exhibit filed with the Company’s Current Report on Form 8-K for December 28, 2009.

*            Denotes management compensation plan or arrangement.
**           Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

By: /s/ MARK PATTERSON

Mark Patterson, Chief Executive Officer
Dated: January 11, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARK PATTERSON	Chief Executive Officer (principal executive officer) and Director	January 11, 2012

Mark Patterson

/s/ CHRISTOPHER MULVIHILL	President and Director	January 11, 2012

Christopher Mulvihill

/s/ JOSEPH R. BELLANTONI	Chief Financial Officer (principal financial and accounting officer) and Director	January 11, 2012

Joseph R. Bellantoni

/s/ MAUREEN COWELL	Secretary and Director	January 11, 2012

Maureen Cowell

/s/ STANLEY CHECKETTS	Director	January 11, 2012

Stanley Checketts

/s/ PAUL J. DONAHUE	Director	January 11, 2012

Paul J. Donahue
/s/ STEVEN C. ROCKEFELLER, JR.	Director	January 11, 2012

Steven C. Rockefeller, Jr.

/s/ KEVIN CASSIDY	Director	January 11, 2012

Kevin Cassidy

/s/ ANTHONY P. MIELE, III	Director	January 11, 2012

Anthony P. Miele, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee
Boomerang Systems, Inc.
Florham Park, New Jersey

We have audited the accompanying consolidated balance sheets of Boomerang Systems, Inc. and Subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two year period ended September 30, 2011.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing   the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boomerang Systems, Inc. and Subsidiaries as of September 30, 2011 and 2010, and the results of its operations and cash flows for each of the years in the two year period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Liebman Goldberg & Hymowitz, LLP
Liebman Goldberg & Hymowitz, LLP
Garden City, New York
January 9, 2012

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$65,590	$4,284,362
Accounts receivable	411,336	235,605
Note receivable	-	8,710
Inventory	202,189	265,761
Prepaid expenses and other assets	37,993	40,882
Costs in excess of billings	521,213	-
Total current assets	1,238,321	4,835,320

Property, plant and equipment, net	2,874,678	1,295,388

Other assets:
Note receivable	16,748	15,835
Investment	139,836	45,460
Total other assets	156,584	61,295

Total assets	$4,269,583	$6,192,003

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,635,353	$1,412,081
Due to related party	-	70,867
Deposit payable	154,403	219,403
Billings in excesss of costs and estimated earned profits on uncompleted contracts	-	48,186
Estimated loss on uncompleted contract	188,484	-
Debt- current portion	110,780	506,908
Debt- current portion - related party	-	546,000
Total current liabilities	2,089,020	2,803,445

Long term liabilities:
Debt- long term	2,807,869	38,111
Debt- long term - related party	3,425,334
Total long term liabilities	6,233,203	38,111

Total liabilities	8,322,223	2,841,556

Stockholders' (deficit) equity:
Preferred stock, $0.01 par value; authorized shares 1,000,000; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 400,000,000 and 200,000,000; 7,277,192 and 7,021,404 issued and outstanding	7,277	7,021
Additional paid in capital	48,752,581	37,053,920
Accumulated (deficit)	(52,812,498)	(33,710,494)
Total stockholders' (deficit) equity	(4,052,640)	3,350,447

Total liabilities and stockholders' (deficit) equity	$4,269,583	$6,192,003

Note: Common Stock and Additional paid in capital at September 30, 2010 have been presented to reflect the effect of the one-for-twenty reverse stock split of the Company's common stock effected on June 20, 2011.

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

	2011	2010

Revenues:
System sales	$1,591,948	$718,530
Total revenues	1,591,948	718,530

Cost of Goods Sold	3,241,531	715,135
Gross (Loss) Profit	(1,649,583)	3,395

Expenses:
Sales and marketing	2,176,724	1,144,513
General and administrative	9,003,046	11,652,419
Research and development	2,202,020	2,669,331
Depreciation and amortization	52,006	49,089
Total expenses	13,433,796	15,515,352

Loss from operations	(15,083,379)	(15,511,957)

Other income (expenses):
Interest income	1,796	5,977
Interest expense	(113,657)	(168,408)
Financing costs	(3,899,866)	-
Miscellaneous Income	173,163	-
Loss on disposal of equipment	(1,893)	-
Loss on equity investment	(153,019)	(108,785)
Total other income (expenses)	(3,993,476)	(271,216)

Loss before provision for income taxes	(19,076,855)	(15,783,173)
Provision for income taxes	25,149	6,386

Net loss	$(19,102,004)	$(15,789,559)

Net loss per common share - basic and diluted	$(2.68)	$(3.18)

Weighted average number of shares - basic and diluted	7,117,078	4,960,954

Note:  The weighted average number of shares, basic and diluted, for the twelve months ended September 30, 2010 have been presented to reflect the effect of the one-for-twenty reverse stock split of the Company's common stock effected on June 20, 2011.

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of September 30, 2009	3,059,681	$3,060	-	$-	$14,731,868	(17,920,935)	(3,186,007)

Options for Services					503,817		503,817
Convert the August 2008 12% Promissory Notes to Common Stock	839,003	839			1,677,199		1,678,038
Issuance of Common Stock- Private Placement	695,288	695			1,389,880		1,390,575
Issuance of October & November 2009 Post-Maturity Warrants					100,619		100,619
Issuance of Options- Directors					5,609,974		5,609,974
Issuance of Warrants- Directors					901,316		901,316
Issuance of Common Stock- Convertible Note	231,827	232			463,422		463,654
Issuance of Common Stock- March 2010 Private Placement	60,000	60			299,940		300,000
Issuance of Common Stock- April 2010 Private Placement	20,000	20			99,980		100,000
Issuance of Common Stock- June 2010 Private Placement	60,000	60			299,940		300,000
Issuance of Common Stock- Compensation for Officer	140,000	140			699,860		700,000
Issuance of Warrants- Officer					699,998		699,998
Issuance of Common Stock- Conversion of Debt	465,605	465			2,327,557		2,328,022
Issuance of Common Stock- July 2010 Private Placement	1,400,000	1,400			6,998,600		7,000,000
Issuance of Common Stock- Patterson Investment	50,000	50			249,950		250,000
Net loss						(15,789,559)	(15,789,559)

Balance as of September 30, 2010	7,021,404	$7,021	-	$-	$37,053,920	$(33,710,494)	$3,350,447

Options for Services					723,637		723,637
Issuance of Options - Officers					1,249,997		1,249,997
Issuance of Warrants - Consultant					25,000		25,000
Issuance of Warrants - Officer					4,202,406		4,202,406
Issuance of Warrants - Line of Credit					974,985		974,985
Issuance of Warrants - Line of Credit Draw					2,924,881		2,924,881
Issuance of Common Stock - Conversion of Debt	79,602	80			397,932		398,012
Issuance of Common Stock - November 2010 Private Placement	33,329	33			199,966		199,999
Issuance of Common Stock - February 2011 Private Placement	142,857	143			999,857		1,000,000

Net Loss						(19,102,004)	(19,102,004)

Balance as of September 30, 2011	7,277,192	$7,277	-	$-	$48,752,581	(52,812,498)	(4,052,640)

Note: The Stockholder's Equity (Deficit) Statement has been presented to reflect the effect of the one-for-twenty reverse stock split of the Company's common stock effected on June 20, 2011.

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,102,004)	$(15,789,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52,006	49,089
Loss on disposal of equipment	1,893	-
Grant of options for services	1,973,634	6,113,790
Issuance of common stock for services	-	700,000
Issuance of warrants for services	4,227,406	1,601,314
Issuance of warrants for financing	3,899,866	-
Loss on equity investment	153,019	108,785
Post-Maturity Warrants	-	100,619
Changes in assets and liabilities:
(Increase) in accounts receivable	(175,731)	(198,605)
(Increase)/ decrease in notes receivable	8,710	(8,710)
(Increase) in notes receivable (non-current)	(913)	-
(Increase) in costs in excess of billings	(521,213)	-
(Increase)/decrease in inventories	63,572	(84,871)
(Increase)/decrease in prepaid expenses and other assets	2,889	(13,977)
Increase in accounts payable and accrued liabilities	223,273	1,025,860
Increase in due to related party	283,466	274,298
Increase/ (decrease) in deposit payable	(65,000)	200,000
Increase/ (decrease) in billings in excess of costs and estimated earned profits on uncompleted contracts	(48,186)	48,186
Increase in estimated loss on uncompleted contract	188,484	-
NET CASH USED IN OPERATING ACTIVITIES	(8,834,829)	(5,873,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,633,189)	(1,081,225)
Additional equity investment	(247,395)	(133,825)
NET CASH USED IN INVESTING ACTIVITIES	(1,880,584)	(1,215,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	5,725,000	2,120,859
Repayment of loans payable	(428,358)	(1,120,402)
Proceeds from private placement- common stock	1,199,999	9,340,576
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,496,641	10,341,033

DECREASE IN CASH AND CASH EQUIVALENTS	(4,218,772)	3,252,202
CASH AND CASH EQUIVALENTS - beginning of period	4,284,362	1,032,160

CASH AND CASH EQUIVALENTS- end of period	$65,590	$4,284,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$12,523	$14,034
Income taxes	$25,149	$6,386

Non-cash investing and financing activites:
Conversion of promissory notes and accrued interest into common stock	$-	$2,141,692
Conversion of debt and accrued interest into common stock	$398,012	$2,328,023

See accompanying notes.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

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

On June 20, 2011, an amendment to the Company’s Certificate of Incorporation was filed, effecting a one-for-twenty reverse split (the “Reverse Split”) of Boomerang’s common stock.  The par value of the Company’s common stock remained $0.001 per share and the number of shares of common stock authorized to be issued remained at 400,000,000.

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

Research and Development

Pursuant to ASC 730, research and development costs are expensed as incurred.  Research and development costs for the years ended September 30, 2011 and 2010 were $2,202,020 and $2,669,331, respectively.

Earnings Per Common Share

We adopted ASC 260. The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing our net income/ (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted income/(loss) per common share for the years ended September 30, 2011 and September 30, 2010 was 7,117,078 and 4,960,954, respectively.  The Company’s common stock equivalents, of outstanding options and warrants, have not been included as to include them would be anti-dilutive. As of September 30, 2011 and 2010, there were fully vested options outstanding for the purchase of 597,165 and 361,884 common shares and warrants for the purchase of 4,196,184 and 2,458,232 common shares, respectively, both of which could potentially dilute future earnings per share.

Revenue Recognition

Revenues from the sales of  RoboticValet™ and rack and rail systems will be recognized using the percentage of completion method, whereby revenue and the related gross profit is determined by comparing the actual costs incurred to date for the project to the total estimated project costs at completion.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of September 30, 2011, it was estimated that the gross loss on current contracts would be $1,772,262.  This loss is comprised of $1,583,778 recognized through the percentage of completion method for the year ended September 30, 2011, and $188,484 as a provision for the remaining losses on contracts.  In addition, the $3,395 of gross profit recognized at September 30, 2010 was reversed out during the year ended September 30, 2011.

Revenues of $1,591,948 and $718,530 have been recognized for the years ended September 30, 2011 and 2010, respectively, under the percentage of completion method.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We consider our accounts receivables to be favorably collectible.  Accordingly, we have not recorded an allowance for doubtful accounts at September 30, 2011 and 2010, respectively.

Investment at Equity

The Company accounts for the equity investment using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The Company reviews this investment periodically for impairment and makes appropriate reductions in carrying value when other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the Company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investment. Adverse changes in market conditions or operating results of the issuer that differ from expectation could result in additional other-than-temporary losses in future periods.  See Note 4.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventories consisting of parts, materials and assemblies are stated at the lower of cost or market. Cost is determined using the weighted average cost method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the years ended September 30, 2011 and September 30, 2010 was $52,006 and $49,089, respectively.

Income Taxes

We account for income taxes under ASC 740-10. ASC 740-10 requires an asset and liability approach for financial reporting for income taxes. Under ASC 740-10, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The Company and its subsidiaries file a consolidated Federal income tax return.

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

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s financial instruments are carried at fair value, including, cash equivalents. Virtually all of the Company’s valuation measurements are Level 1 measurements. The adoption of Topic 820 did not have a significant impact on the Company’s consolidated financial statements.

Warranty Reserves

The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  At the time of completion of a project the Company will record a warranty reserve for estimated costs in connection with future warranty claims.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly.  The Company has incurred warranty expense of $0 and $8,162 in fiscal years 2011 and 2010, respectively, relating to its completed projects.

Advertising Expense

Advertising costs amounted to $242,717 and $190,326 for the years ended September 30, 2011 and 2010, respectively, and are included in Sales and Marketing. Advertising costs are expensed as incurred.

Stock-Based Compensation

The analysis and computation was performed based on our adoption of ASC 718-10-25, which requires the recognition of the fair value of stock-based compensation.  For the fiscal years ended September 30, 2011 and 2010, we conducted an outside independent analysis and our own review, and based on the results, we recognized $723,637 and $487,616 in share-based payments related to non-vested stock options that were issued from fiscal year 2008 through 2010, and $1,249,997 and $5,626,174 for fully vested options issued during the year ended September 30, 2011 and 2010, respectively.  We also recognized $8,127,272 and $1,601,314 for the issuance of warrants, of which $4,202,406 and $699,998 was for warrants issued to the Chief Executive Officer of the Company in connection with his employment agreement, $25,000 and $0 issued to a consultant for services and $3,899,866 and $0 issued related to financing costs during the year ended September 30, 2011 and 2010, respectively.

Reclassification

Certain fiscal year ended September 30, 2010 items have been reclassified to conform with the fiscal year ended September 30, 2011 presentation.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASU No. 2011-05 will not have any material impact on the Company’s consolidated financial position and results of operations.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC Topic 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption does not have any material impact on the Company’s consolidated financial position and results of operations.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated financial statements of the Company.

NOTE 3 - NOTE RECEIVABLE

On January 6, 2010, the Company converted a $26,000 accounts receivable balance from a customer into a note receivable bearing interest at an annual rate of 6%.  Monthly payments of $2,167 plus interest started February 1, 2010.  The amount outstanding at September 30, 2010 was $8,710.  This receivable was paid in full as of January 2011.

NOTE 4 – INVESTMENT AT EQUITY

The Company made an initial capital investment of $20,420 in the United Arab Emirates “UAE” joint venture, Boomerang Systems Middle East, LLC in fiscal year 2009.  This investment was part of the application process to obtain a commercial license in the UAE.  This license was granted on October 26, 2009.  Boomerang Systems Middle East, LLC is owned by Boomerang Systems USA Corp. (49%), a subsidiary of Boomerang Systems, Inc., and Tawreed Companies Representation (51%), a UAE company.  The equity method is used to calculate the current amount of this investment.

During the fiscal year ended September 30, 2011, the Company made additional investments in the UAE joint venture of $247,395.  Based on the equity method, the 49% loss we have recognized on this investment for the year ended September 30, 2011 was $153,019.  After factoring in the loss, our carrying value on this investment was $139,836 at September 30, 2011.

Balance as of September 30, 2009	$20,420
Additional investment	133,825
Loss on investment (40%)	(108,785)
Balance as of September 30, 2010	$45,460
Additional investment	247,395
Loss on investment (49%)	$(153,019)
Balance as of September 30, 2011	$139,836

NOTE 5 – INVENTORY

The components of inventory as of September 30, 2011 and 2010 were:

	2011	2010
Parts, materials and assemblies	$202,189	$265,761
Total Inventory	$202,189	$265,761

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred.  Costs of major additions and betterments are capitalized.  Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets.  Depreciation and amortization for the years ended September 30, 2011 and 2010 were $52,006 and $49,089, respectively.

Property, plant and equipment consist of the following at September 30, 2011 and 2010:

	2011	2010

Computer equipment	$242,149	$138,823
Machinery and equipment	96,855	96,855
Furniture and fixtures	35,856	34,720
Leasehold improvements	62,469	62,469
Construction in progress (1)	2,595,765	1,072,668
	$3,033,094	$1,405,535
Less: Accumulated depreciation	(158,416)	(110,147)
	$2,874,678	$1,295,388

(1) All construction in progress at September 30, 2011, was for the demonstration facility at Crystal Springs Resort which was completed in October 2011.

NOTE 7 – BILLINGS IN EXCESS OF COSTS/COSTS IN EXCESS OF BILLINGS

The Company entered into a contract in 2010 for the construction of a rack and rail-based parking system and is recognizing revenue on the percentage of completion method.

Information with respect to uncompleted contracts at September 30, 2011 and September 30, 2010 are as follows:

	2011	2010

Earnings on work in progress	$2,105,478	$718,530
Less: Billings	1,584,265	766,716
Costs in excess of billings/(Billings in excess of costs)	$521,213	$(48,186)

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and other liabilities at September 30, 2011 and 2010 consist of the following:

	2011	2010

Accounts payable – trade	$1,340,114	$889,724
Accrued interest	105,721	16,258
Accrued taxes under employment agreement	-	315,000
Accrued payroll	122,715	99,714
Other accrued expenses	66,803	91,385
Total	$1,635,353	$1,412,081

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 9 – INCOME TAXES

The tax expense (benefit) for the years ended September 30, 2011 and 2010 consists of the following components:

	2011	2010

Current	$-	$-
Federal	$-	$-
State	25,149	6,386
	25,149	6,386
Deferred
Federal	-	-
State	-	-
	-	-
Total	$25,149	$6,386

The income tax benefit for the year does not bear the expected relationship between pretax loss and the Federal corporate income tax rate of 34% because of the direct effect of state and local income taxes.

The reconciliation between the actual and expected federal tax is as follows:

	2011	2010
Federal corporate tax rate of 34% and applicable AMT applied to pretax loss	$-	$-
State and local taxes, net of federal benefit	25,149	6,386
Effect of non-deductible entertainment	-	-
Effect of tax vs. book depreciation	-	-
Effect of capital loss carry forward	-	-
Effect of NOL limitation	-	-
Total tax expense (benefit)	$25,149	$6,386

Deferred income taxes consist of the following at September 30, 2011 and 2010:

	2011	2010

Deferred tax assets	$4,590,000	$2,429,640
Deferred tax liabilities	-	-
Valuation allowance	(4,590,000)	(2,429,640)
Total	$-	$-

As of September 30, 2011, the Company had net operating losses (“NOLs”) of approximately $13,500,000 and for September 30, 2010, it had NOLs of approximately $7,146,000.  These amounts are available to be carried forward to offset future taxable income. The carry forwards begin to expire during the year ended September 30, 2027. The Company has provided a full 100% valuation allowance on the deferred tax assets at September 30, 2011 and 2010 to reduce such deferred income tax assets to zero as it is management’s belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles.  Management will review the valuation allowance required periodically and make adjustments if warranted.

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

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 10 –DEBT

The Company entered into a sixty month equipment lease with a third party commencing in December 2007.  The total principal balance of this lease was $135,675 at an annual rate of 6.45%.   At September 30, 2011, the outstanding principal balance was $38,111, of which $30,242 was classified as current debt.  The remaining $7,869 was classified as long-term debt.

Effective February 6, 2008, subsequent to the reverse merger, the Company was indebted for an unsecured loan to a third party.  As of September 30, 2010, the principal balance of this loan was $80,538.  The loan is not collateralized, bears interest at an annual rate of 10% and is due on demand.  As of September 30, 2011, the balance of the loan including accrued interest was $88,971.

In November 2010, the Company converted a third party loan of $398,012, including accrued interest, that was due to mature on December 31, 2010 and had an interest rate of 12%, into 79,603 shares of the Company’s common stock, $0.001 par value and an equal number of five-year warrants, each to purchase a share of the Company’s common stock with an exercise price of $5.00 per share.

Between December 23 and December 29, 2010, the Company obtained commitments for a line of credit for an aggregate of $3,250,000 provided by nine accredited investors, including four related parties in the amount of $1,750,000, pursuant to the terms of a commitment letter entered into between these lenders and the Company.  Upon each draw down on the line of credit, each lender received a note for the amount borrowed, bearing interest from the date of the borrowing thereunder at a rate of 3% per annum.  Under the terms of the commitment letter, each lender received one five-year warrant to purchase one share of the Company’s common stock for every dollar that lender committed under the line of credit, with an exercise price of $6.00 per share.  In addition, upon each draw down on the line of credit, each lender received additional warrants at a rate of three warrants for each dollar drawn down from that lender's commitment, with the amount of the draw down attributable to each investor’s commitment to be determined on a pro rata basis.

In February and March 2011, the Company drew down a total of $2,166,664 on this line of credit of $3,250,000.  In connection with the draw down, the Company issued notes in an aggregate amount of $2,166,664, bearing interest of 3% per annum to a total of nine investors, including $1,166,666 to four related parties.  In addition, in connection with the draw down, five-year warrants were issued to purchase 325,000 shares of common stock at an exercise price of $6.00 per share, including a total of 175,000 warrants issued to four related parties.  In May 2011, the Company drew down the remaining $1,083,336 on this line of credit.  In connection with the draw down, the Company issued notes in an aggregate amount of $1,083,336, bearing interest of 3% per annum to a total of nine investors, including $583,334 to four related parties.  In addition, in connection with the draw down, five-year warrants were issued to purchase 162,500 shares of common stock at an exercise price of $6.00 per share, including a total of 87,500 warrants issued to four related parties.

On June 30, 2011, the Company entered into a bank line of credit for up to $1,000,000.  During the fiscal year ended September 30, 2011, the Company drew down the entire balance of the line of credit.  This line of credit bore interest of 3.25% per annum and was due on October 29, 2011.

On August 4, 2011, the Company entered into a 5% bank Promissory Note a principal amount of $300,000.  The maturity date of this note was October 4, 2011.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 10 –DEBT (continued)

In May 2010, the Company entered into a 6% line of credit with Sail Energy, a company owned by Gail Mulvihill, a principal shareholder of the Company and the mother of the Company’s President, Christopher Mulvihill, for up to $1,300,000.  In May 2011, the outstanding principal balance was $273,000 and it was agreed between the Company and Sail Energy that there would be no additional borrowing under this line of credit.  As of September 30, 2011, the outstanding principal balance of this loan was $273,000, which was due on December 31, 2011.  The total amount outstanding under this loan, including accrued interest, as of September 30, 2011 was $300,142.  The loan was convertible into shares of the Company’s common stock and warrants to purchase shares of common stock at a conversion rate of $5.00 for one share of our common stock and one five-year warrant to purchase one additional share with an exercise price of $5.00 per share.

In July 2010, the Company entered into a 6% Convertible Promissory Note with Venturetek, LP, a principal stockholder of the Company, with a principal amount of $273,000 which is due on December 31, 2011.  The total amount outstanding under this note, including accrued interest, as of September 30, 2011 was $292,461.  The note, together with accrued but unpaid interest, was convertible into shares of the Company’s common stock and warrants to purchase shares of common stock at a rate of $5.00 for a unit consisting of one share of our common stock and one five-year warrant to purchase one additional share at an exercise price of $5.00 per share.

On September 30, 2011, the Company owed an aggregate of $220,763 to SB&G Properties for deferred rental payments.  This deferred rent was converted to a long-term note on November 1, 2011.  See Note 12 – Related Parties.

On September 30, 2011, the Company owed an aggregate of $133,571 to Stan Checketts Properties for deferred rental payments.  This deferred rent was converted to a long-term note on November 1, 2011.  See Note 12 – Related Parties.

In September 2011, Atlantic and Madison of NJ Corp, a company owned by Gail Mulvihill, loaned the Company $775,000, with the understanding that upon finalization of the documents related to a private placement offering by the Company, these loans will be considered an investment in such private placement.

	Principal
	As of
Current Debt- Third Party:	9/30/2011	9/30/2010	Maturity Date		Interest Rate	Secured
Loan Payable- Third Party	$80,538	$80,538	Upon Demand		10%	No
Loan Payable- Third Party	-	398,012	12/31/2010	(1)	12%	No
Lease Payable- Bank (current portion)	30,242	28,358	9/30/2011		6.45%	Yes
Total Current Debt- Third Party	$110,780	$506,908

Current Debt – Related Party
Loan Payable – Related Party	$-	273,000	11/1/2016	(2)	6%	No
Loan Payable – Related Party	-	273,000	11/1/2016	(2)	6%	No
Total Current Debt – Related Party	$-	$546,000

Long-Term Debt – Third Party:
Promissory Notes – Line of Credit	1,500,000	-	11/1/2016	(2)	6%	No
Line of Credit - Bank	1,000,000	-	11/1/2016	(2)	6%	No
Promissory Note – Bank	300,000	-	11/1/2016	(2)	6%	No
Lease Payable- Bank	7,869	38,111	12/31/2012		6.45%	Yes
Total Long-Term Debt – Third Party	$2,807,869	$38,111

Long-Term Debt- Related Party:
Loan Payable- Related Party	$273,000	$-	11/1/2016	(2)	6%	No
Loan Payable- Related Party	273,000	-	11/1/2016	(2)	6%	No
Loan Payable – Related Party	220,763	-	11/1/2016	(2)	6%	No
Loan Payable – Related Party	133,571	-	11/1/2016	(2)	6%	No
Loan Payable – Related Party	775,000	-	11/1/2016	(2)	6%	No
Promissory Notes – Line of Credit	1,750,000	-	11/1/2016	(2)	6%	No
Total Long-Term Debt- Related Party	$3,425,334	$-

(1)	This note was converted into common stock and warrants during the quarter ended 12/31/2010. See Note 8.
(2)
This debt was reclassified from current to long-term pursuant to ASC 470-10-45-14.  On November 1, 2011, as part of a private offering described in Note 15 – Subsequent Events, this debt was refinanced to a long-term note.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 10 –DEBT (continued)

Capital lease payable to bank*	2011	2010

Secured by equipment	$38,111	$66,469
Less: current maturities	(30,242)	(28,358)
Total long-term debt	$7,869	$38,111

*payable in monthly installments of $2, 651 including interest at 6.448% due December 1, 2012

Aggregate maturities required on long-term debt at September 30, 2011 is as follows:

Year Ended
September 30,

2012	30,242
2013	7,869
Subtotal	38,111
Less current	(30,242)
Total long-term	$7,869

NOTE 11 - EQUITY

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01 per share.  As of September 30, 2011 and 2010, there were no shares of preferred stock issued and outstanding.

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

In November 2010, the Company sold 33,329 shares of common stock at $6.00 per share in a private placement for proceeds of approximately $200,000.  These investors also received five year warrants to purchase 33,329 shares with an exercise price of $6.00 per share.

On February 11, 2011, the Company sold 142,857 shares of common stock at $7.00 per share in a private placement for proceeds of $1,000,000.

On June 20, 2011, an amendment to the Company’s Certificate of Incorporation was filed, effecting a one-for-twenty reverse split of Boomerang’s common stock.  The par value of the Company’s common stock will remain $0.001 per share and the number of shares of common stock authorized to be issued will remain at 400,000,000.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 11 – EQUITY (continued)

Options:

On October 6, 2010, the Company granted ten-year non-qualified, fully vested options to the Company’s President, Christopher Mulvihill, to purchase 200,000 shares of common stock exercisable at $5.00 per share.  The Company has valued and expensed these options at $1,000,000 for the year ended September 30, 2011, based on the Black-Scholes Model.  The following weighted assumptions were used for valuing these options: (i) risk free interest rate of 0.13%, (ii) expected life of 10 years (iii) dividend rate of 0.00% and (iv) expected volatility of 402.2%.

On November 24, 2010, the Company granted options to the Company’s then Chief Operating Officer, to purchase common stock comprised of five-year, non-qualified, fully vested options to purchase 50,000 shares exercisable at $5.00 per share.  These options were forfeited in June 2011, three months after his employment ceased.  Since these options vested immediately, the Company has valued and expensed these options at $249,997 for the year ended September 30, 2011, based on the Black-Scholes Model.  The following weighted assumptions were used for valuing these options: (i) risk free interest rate of 0.13%, (ii) expected life of 5 years (iii) dividend rate of 0.00% and (iv) expected volatility of 339.29%.

The Company recorded $1,249,997 and $6,113,789 of compensation expense, net of related tax effects, for the options that were granted that vested during the twelve months ended September 30, 2011 and 2010, respectively, in accordance with ASC 718-10-25. As of September 30, 2011, there is approximately $539,850 of total unrecognized costs related to unvested stock options granted to employees. These costs are expected to be recognized over the next two fiscal years.

The volatility assumption for the period was based on the weighted average for the most recent year and long term volatility measures of our stock as well as certain of our peers. Although stock-based compensation expense, recognized in the accompanying consolidated statement of operations for the twelve months ended September 30, 2011 and 2010, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  ASC 718-10-25 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Currently the Company has no historical data to use for estimating forfeitures.

The following table summarizes option activity for the years ended September 30, 2011 and 2010:

		Weighted Average
	Options	Exercise Price
Outstanding as of September 30, 2009	125,385	$11,60
Granted	316,000	$2.00
Exercised	-	-
Forfeitures	-	-
Outstanding as of September 30, 2010	441,385	$4.80
Granted	250,000	$5.00
Exercised	-	-
Forfeitures	(50,000)	(5.00)
Outstanding as of September 30, 2011	641,385	$4.82

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 11 – EQUITY (continued)

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2011 and 2010:

Period	Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Exercisable Options	Weighted Average Remaining Life in Years Exercisable Options

9/30/2011	$2.00-18.00	641,385	7.56	$4.82	597,635	$5.02	7.91

9/30/2010	$2.00-18.00	441,385	7.88	$4.80	361,885	$5.20	8.80

Warrants:

On October 1, 2010, the Company entered into an amended and restated employment agreement with our Chief Executive Officer, Mark Patterson.  The amended agreement provides for a base salary of $200,000 per year and provides for a grant of an aggregate of 1,080,000 five-year warrants with an exercise price of $5.00 per share that vest and become exercisable as follows: (i) 270,000 on October 1, 2010, (ii) 210,000 on each of February 1, August 1, 2011 and February 1, 2012, and (iii) 180,000 on August 1, 2012.  The amended agreement provides Mr. Patterson with a right of first refusal, pursuant to which Mr. Patterson has the right, but not the obligation, to maintain his then pro rata share of the Company’s issued and outstanding shares and warrants by purchasing additional shares and warrants each time the Company offers shares and/or warrants for sale.  The Company has valued and expensed a total of 690,000 vested warrants at $3,502,418 during the year ended September 30, 2011, based on the Black-Scholes Model.

On November 12, 2010, the Company issued five-year warrants to our Chief Executive Officer, Mark Patterson, in connection with the amendment and termination of his prior employment agreement, to purchase 280,000 shares of the Company’s common stock at an exercise price of $5.00 per share.  These warrants were issued in conjunction with an amendment to the Executive employment agreement entered into with Mr. Patterson in June 2010.  Using the Black-Scholes Model, the Company has valued these warrants at approximately $1,399,985, of which $699,998 was expensed during the fiscal year ended September 30, 2010 and the remaining $699,987 was expensed during the year ended September 30, 2011.

On November 30, 2010, the Company granted options to a consultant to purchase up to 5,000 shares of the Company’s common stock at an exercise price of $5.00 per share.  These options vest immediately and shall expire after a period of 5 years.  The Company has valued and expensed these warrants at approximately $25,000 during the year ended September 30, 2011, based on the Black-Scholes Model.

Between December 23 and December 29, 2010, the Company received commitments from nine accredited investors for a line of credit of up to $3,250,000, including commitments of an aggregate of $1,750,000 by four related parties.  Each lender received one warrant to purchase one share of the Company’s common stock for each dollar that was committed.  Accordingly, the Company granted an aggregate of 162,500 five year warrants at an exercise price of $6.00 per share to these lenders, 87,500 of which were issued to related parties.  Using the Black-Scholes Model, the Company has valued and expensed these warrants at $974,985 during the year ended September 30, 2011, of which $524,992 pertains to related parties.

In February and March 2011, in connection with the line of credit draw, five-year warrants were issued to purchase 325,000 shares of common stock at an exercise price of $6.00 per share, including a total of 175,000 warrants issued to four related parties.  Using the Black-Scholes Model, the Company has valued and expensed these warrants at $1,949,942 during the year ended September 30, 2011, including $1,049,969 for warrants issued to the four related parties.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 11 – EQUITY (continued)

In May 2011, in connection with a draw on the aforementioned line of credit, five-year warrants were issued to purchase 162,500 shares of common stock at an exercise price of $6.00 per share, including a total of 87,500 warrants issued to four related parties.  Using the Black-Scholes Model, the Company has valued and expensed these warrants at $974,939 during the year ended September 30, 2011, including $524,967 for warrants issued to the four related parties.

When the above warrants were granted, the fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model.  The following weighted assumptions were used for these warrants granted during the fiscal year ended September 30, 2011: (i) risk free interest rate of 0.199%, (ii) expected life of five years, (iii) dividend rate of 0.00% and (iv) expected volatility between 357.2 – 403.1%.

The following table summarizes warrant activity for the years ended September 30, 2010 and 2009:

		Weighted Average
	Warrants	Exercise Price
Outstanding as of September 30, 2009	333,902	$16.60
Granted	2,124,350	$5.00
Exercised	-	-
Forfeitures	-	-
Outstanding as of September 30, 2010	2,458,252	$6.60
Granted	1,737,932	$5.95
Exercised	-	-
Forfeitures	-	-
Outstanding as of September 30, 2011	4,196,184	$5.17

NOTE 12 – RELATED PARTY TRANSACTIONS

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our Company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us.  Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President, and is a principal stockholder of our Company.  SB&G entered into a lease with Boomerang Utah dated October 1, 2008, relating to premises located at 324 West 2450 North, Building A, Logan, Utah (“Building A”).  The Company assumed this lease in February 2008.  The initial term of the lease was for one year with an annual rent of $260,610 plus real property and school taxes. In addition, Boomerang is obligated to pay for all utilities, repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities.  On March 15, 2010, Boomerang and SB&G agreed to maintain these terms until September 30, 2011.  This lease has been extended on a month-to-month basis.  Deferred rental payments totaling $220,763 have been accrued as of September 30, 2011 and classified as long-term debt – related party on our balance sheet.  On November 1, 2011, this liability was refinanced as part of the private placement offering described in Note 15 – Subsequent Events.

Stan Checketts Properties (“SCP”), a company owned by the chief executive officer of Boomerang’s wholly owned subsidiary, Boomerang Sub, Inc., entered into a lease with Boomerang Utah dated October 1, 2008 for premises located at 324 West 2450 North, Building B, Logan, Utah.  The Company assumed this lease in February 2008.  The initial term of the lease was for one year at a fixed annual rent of $157,680 plus real property and school taxes. In addition, Boomerang is obligated to pay for all utilities and for repairs and maintenance to the property.  The approximately 18,000 square foot leased premises are, in addition to Building A, also used for Boomerang’s manufacturing activities.  We are currently leasing an additional 2,400 square feet of office and conference room space with Stan Checketts Properties.  On March 15, 2010, Boomerang and SCP agreed to maintain these terms until September 30, 2011.  An amendment was entered into on October 1, 2011, extending this lease on a month to month basis.  Deferred rental payments totaling $133,571 have been accrued as of September 30, 2011 and classified as long-term debt – related party on our balance sheet.  On November 1, 2011, this liability was refinanced as part of the private placement offering described in Note 15 – Subsequent Events.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 12 – RELATED PARTY TRANSACTIONS (continued)

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to a non-affiliated bank. The principal amount due was $773,913 as of September 30, 2011, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang and Messrs. Gene Mulvihill, Stan Checketts, and Burton Koffman (“Koffman”) are the joint and several guarantors of this promissory note.  Gene Mulvihill is the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

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

The Company used the services of Coordinate Services, Inc. for product development.  The owner of this company is Gene Mulvihill, Jr. who is the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense for the twelve months ended September 30, 2011 and 2010 was $158,879 and $128,959 respectively; which is recorded under Research and Development expenses.

The Company reimbursed North Jersey Management Services, Inc. for payroll related expenses for the services of Joseph Bellantoni, the Company’s Chief Financial Officer, and Maureen Cowell, the Company’s Corporate Secretary.  Mr. Bellantoni is also the President and Mrs. Cowell is the Vice President of North Jersey Management Services, Inc.  The amount of this expense for the twelve months ended September 30, 2011 and 2010 was $78,000 and $49,500 respectively; which is recorded under General and Administrative expenses.

In April 2010, we entered into a twenty-year ground lease with Route 94 Development Corporation (“Route 94”) to lease a portion of an approximately fifteen acre parcel in the town of Hamburg, located in Hardyston Township, New Jersey, on which we intend to construct a RoboticValet™ parking facility.  The leased property is adjacent to Grand Cascades Lodge (“Cascades”), a hotel within the Crystal Springs Golf and Spa Resort (“the Resort”). The parking facility is being constructed by Crystal Springs Builders, LLC (“Builders”).   It is intended that this facility will be used by us primarily for demonstration and marketing purposes in the eastern portion of the United States.  In consideration of the benefits to us under the terms of the lease, we agree to provide to the lessor and its affiliates parking and storage space within the facility at no cost to the lessor and its affiliates subject to our right to use the facility for demonstration purposes.  In addition, we are required to pay the operating costs, premiums on the insurance required under the terms of the lease and incremental property taxes resulting from our construction of the facility.  For a period of 60 months, commencing five years after execution of the lease, the lessor has the option to purchase the facility from us and we have a right to cause the lessor to buy from us the facility we construct.  The price to be paid by the lessor upon exercise of its option to purchase the facility is 110% of the greater of (i) the depreciated value of the facility, or (ii) the fair market value of the facility, and the price to be paid by the lessor upon exercise of our right to cause the lessor to buy the facility is $1.00.

The Resort owns and operates seven golf courses, two hotels and a fitness facility and develops real estate in Sussex County NJ, which is comprised of more than 40 additional entities, including the above named entities.  Gail Mulvihill owns 50% of each of Builders, Cascades and Route 94 and, indirectly, through these and various other entities, Gail Mulvihill and her family own approximately 50% of the Resort.  Except as set forth above, no other officer, director or 5% or greater stockholder of the company has any equity interest in Builders, Cascades or Route 94.  The Company made payments of approximately $980,000 and $375,500 to Crystal Springs Builders, LLC, (“Builders”) and approximately $39,000  and $15,000to Grand Cascades Lodge at Crystal Springs, LLC (“Cascades”) in the fiscal years ended September 30, 2011 and 2010, respectively.  No payment was made to Route 94 in the fiscal years ended 2011 and 2010.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 12 – RELATED PARTY TRANSACTIONS (continued)

On May 14, 2010, the Company entered into a 6% convertible line of credit for up to $1,300,000 with Sail Energy, a company owned by Gail Mulvihill, who has sole voting and investment control.  In May 2011, it was agreed between the Company and Sail Energy that there would be no additional borrowing under this line of credit.  The amount outstanding on this loan, including accrued interest, as of September 30, 2011 is $300,142.

In July 2010, Venturetek, LP, a principal stockholder of the Company, entered into a 6% convertible promissory note with the Company for $273,000.  The amount outstanding on this note, including accrued interest, as of September 30, 2011 is $292,461.

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

In September 2011, Atlantic and Madison of NJ Corp, a company owned by Gail Mulvihill, loaned the Company $775,000, with the understanding that upon finalization of the documents related to a private placement offering by the Company, these loans will be considered an investment in such private placement.

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Boomerang Utah is a joint and several guarantor on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $773,913, bearing interest at 3.807% per annum and due August 1, 2027.  The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  Messrs. Gene Mulvihill, Checketts, and Koffman, are the other joint and several guarantors of the promissory note.

Our principal office, consisting of approximately 2,022 square feet, located at 355 Madison Avenue, Morristown, NJ was under a five year lease with NYC Skyline Realty, LLC, a non-affiliated entity.  During the year ended September 30, 2011, we gave notice to terminate this lease effective December 31, 2011.  We entered into a five year lease, commencing on December 1, 2011, on a new principal office, consisting of approximately 7,350 square feet, located at 30 B Vreeland Avenue, Florham Park, NJ.   This is also the location of our sales and marketing activities.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

The aggregate future minimum annual rental payments, exclusive of escalation payments for taxes and operating costs, under operating leases are as follows:

Year ended September 30, 2012	$87,129
September 30, 2013	127,706
September 30, 2014	133,219
September 30, 2015	138,731
September 30, 2016	144,244
Total	$631,029

NOTE 14 – CONCENTRATION OF RISK

Financial instruments, which potentially expose the Company to concentrations of risk, consist primarily of cash and trade accounts receivable.  At September 30, 2011, our cash balances did not exceed federally insured limits, but at September 30, 2010 the cash balances in our accounts exceeded federally insured limits by approximately $3,721,280.  The Company has not experienced any losses to date resulting from this policy.  Certain vendors to the Company also accounted for a large representation of its purchases.  The purchases from four vendors were in excess of 5% of purchases.  The Company routinely assesses the financial strength of its customers, and as a consequence believes the concentration of these credit risks are limited.

NOTE 15 – SUBSEQUENT EVENTS

On October 1, 2011, the Company entered into an amendment with Stan Checketts Properties, to extend, on a month-to-month basis, its lease on the approximately 20,400 square feet of manufacturing and office space in Logan, Utah.  See Note 12.

In October 2011, we entered into a five year lease, commencing on December 1, 2011, on a new principal office, consisting of approximately 7,350 square feet, located at 30 B Vreeland Avenue, Florham Park, NJ. This is also the location of our sales and marketing activities.

In October 2011, Atlantic and Madison of NJ Corp loaned the Company $676,000.  On November 1, 2011, this outstanding debt was refinanced as part of the private placement offering described below.

On October 28, 2011, Atlantic and Madison of NJ Corp caused the $300,000 bank note to be paid in full.  See Note 10 – Debt.  Accordingly, the Company became indebted to Atlantic and Madison of NJ Corp for $300,000.  This note is included in the $676,000 of loans described above.

On October 28, 2011, Atlantic and Madison of NJ Corp transferred title of an aggregate of $1,451,000 principal amount of debt owed to it by the Company to Christopher Mulvihill.  The debt outstanding under these notes was refinanced on November 1, 2011, as part of the private placement offering described below.

On October 28, 2011, Lake Isle Corp, caused the $1,000,000 bank line of credit to be paid in full.  See Note 10 – Debt.  Accordingly, the Company became indebted to Lake Isle Corp for $1,000,000, and this debt was refinanced on November 1, 2011, as part of the private placement offering described below.

On October 28, 2011, the Company entered into an employment agreement with David K. Koch, its Chief Operating Officer, with an effective date of August 1, 2011.

On November 1, 2011, Mark Patterson, our Chief Executive Officer, loaned us $100,000.  The debt outstanding under this loan was refinanced on November 18, 2011, as part of the private placement offering described below.

Private Placement Offering

On November 1, 2011, the Company issued to subscribers (“Subscribers”) 6% convertible promissory notes (“Notes”) in the aggregate principal amount of approximately $9.4 million and warrants (“Warrants” and collectively with the Notes, the “Securities”) to purchase approximately 2.2 million shares of Common Stock of the Company in the first of three (3) closings of a private placement (the “Offering”) for which the Company received cash proceeds of approximately $2.7 million and refinanced approximately $6.7 million of then existing short-term indebtedness. For each $100,000 invested, a Subscriber was issued a $100,000 principal amount Note and Warrants to purchase 23,530 shares of the Company’s Common Stock.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 15 – SUBSEQUENT EVENTS (continued)

As part of the Offering, on November 18, 2011, we issued to Subscribers Notes in the aggregate principal amount of approximately $1.35 million and Warrants to purchase approximately 318,000 shares of Common Stock for which the Company received cash proceeds of approximately $1.25 million and refinanced approximately $100,000 of indebtedness.

As part of the Offering, on December 9, 2011, we issued to Subscribers Notes in the aggregate principal amount of approximately $925,000 and Warrants to purchase approximately 218,000 shares of Common Stock, of which the Company received cash proceeds of approximately $925,000.

The Notes are due five years after the respective date of issuance and are convertible into Common Stock at $4.25 per share (the “Conversion Price”), subject to weighted average adjustment for issuances of common stock or common stock equivalents below the Conversion Price, subject to certain exceptions.

Interest accrues on the Notes at 6% per annum. Interest is payable quarterly, commencing on December 31, 2011, at the Company’s option, interest may be payable in: (i) cash or (ii) shares of the Common Stock. If the Company elects to pay interest in shares of its Common Stock on an interest payment date, the number of shares issuable will be equal to the quotient obtained by dividing the amount of accrued and unpaid interest payable on such interest payment date by the lesser of: (i) the Conversion Price, and (ii) the average of the last sale price of the Common Stock during the ten (10) consecutive trading days ending on the fifth (5th) trading day immediately preceding such interest payment date (the “Average Price”), if the average daily trading volume (the “ADTV”) of the Common Stock for the ten (10) trading days prior to the interest payment date is less than $100,000 per day, provided, however if the ADTV is equal to or greater than $100,000, it will be the Average Price, and not the Conversion Price.

The outstanding principal amount of the Notes and accrued and unpaid interest thereon will automatically convert into a number of shares of Common Stock determined by dividing the outstanding principal amount of the Notes plus accrued and unpaid interest thereon, by the Conversion Price in effect on the mandatory conversion date. The mandatory conversion date is the date on which (i) the last sale price of the Common Stock on 20 of the 30 immediately preceding trading days equals or exceeds 200% of the Conversion Price; (ii) the shares issuable upon conversion of the Notes are eligible for resale under an effective registration statement and/or Rule 144 promulgated under the Securities Act of 1933, as amended, without restriction as to volume or manner of sale and (iii) the ADTV during such 30 trading day period equals or exceeds $500,000.

If an event of default as defined in the Notes exists, the holder may declare the entire principal of, and all interest accrued and unpaid on, the Note then outstanding to be, due and payable.

The Warrants are exercisable for a period of five years from the respective date of issuance at $4.25 per share, subject to weighted average adjustment for issuance below the exercise price, subject to certain exceptions.  Cashless exercise is permitted if the average trading volume of the Company’s Common Stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the Common Stock during the five (5) consecutive trading days prior to the notice of exercise. In certain instances, a holder shall not be permitted to exercise the Warrant if such exercise would result in such holder’s total ownership of the Company’s Common Stock exceeding 4.9%.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 15 – SUBSEQUENT EVENTS (continued)

In connection with the Offering, the Company paid Gilford Securities Incorporated, as placement agent, a cash fee of approximately $243,989 for its services as placement agent. The Company issued to the placement agent warrants (the “Placement Agent Warrants”) to purchase 109,177 shares of Common Stock. The Placement Agent Warrants expire five years from the respective date of issuance and contain substantially the same terms as those issued to Subscribers.

The Company also entered into a registration rights agreement with the Subscribers. Pursuant to the registration rights agreement, the Company agreed to file a registration statement within 90 days after the closing date of the Offering (the “Closing Date”) to register for resale the shares of Common Stock issuable upon conversion of the Notes and exercise of the Warrants and Placement Agent Warrants (collectively, the “Registrable Shares”). In the event that the SEC limits the number of Registrable Shares that may be included in the registration statement, the Company shall include only those Registrable Shares permitted by the SEC and shall file additional registration statements at the earliest practical date as the Company is permitted to do so in accordance with SEC guidelines. The Company shall use its best efforts to cause (i) the Registration Statement to be effective within 150 days of the Closing Date, and (ii) any additional registration statements to be declared effective within 90 days of the required filing date.

In the event that a registration statement is not filed or declared effective by the SEC by the applicable deadline, the Company will pay to the holders of Registrable Shares an amount equal to 1% of the original principal amount of the investor’s Note, multiplied by a fraction with the numerator equal to the number of Registrable Shares that were required to be included in the Registration Statement which is not so filed, declared effective or maintained and otherwise are unsold at the time of such failure and the denominator equal to the sum of the total number of shares issued or issuable to the Investor upon conversion of the Notes and exercise of the Warrants purchased pursuant to the Subscription Agreement and owned by such holder.