Form 10-Q
period 2011-12-31
Boomerang Systems, Inc.
filed 2012-02-21
CIK 314712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

N/A

(Former name, former address and former fiscal year, if

changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  7,277,192 as of February 15, 2012

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6-17

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18-24

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	24

ITEM 4. Controls and Procedures	24

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings	25

ITEM 1A. Risk Factors	25

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3. Defaults Upon Senior Securities	25

ITEM 4. Mine Safety Disclosures	25

ITEM 5. Other Information	25

ITEM 6. Exhibits	26

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,532,236	$65,590
Accounts receivable	406,441	411,336
Inventory	219,201	202,189
Prepaid expenses and other assets	79,392	37,993
Costs in excess of billings	650,290	521,213
Total current assets	3,887,560	1,238,321

Property, plant and equipment, net	2,852,231	2,874,678

Other assets:
Note receivable	-	16,748
Security deposit	20,825	-
Investment at equity	128,483	139,836
Total other assets	149,308	156,584

Total assets	$6,889,099	$4,269,583

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,309,726	$1,635,353
Due to related party	44,152	-
Deposit payable	64,403	154,403
Billings in excesss of costs and estimated earned profits on
uncompleted contracts	27,298	-
Estimated loss on uncompleted contract	98,965	188,484
Debt- current portion	111,270	110,780
Total current liabilities	1,655,814	2,089,020

Long term liabilities:
Debt- long term, net of discount	654,023	2,807,869
Debt- long term- related party, net of discount	675,122	3,425,334
Derivative liability	10,782,914	-
Total long term liabilities	12,112,059	6,233,203

Total liabilities	13,767,873	8,322,223

Stockholders' deficit:
Preferred stock, $0.01 par value; authorized shares 1,000,000;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 400,000,000 and 400,000,000;
7,277,192 and 7,277,192 issued and outstanding	7,277	7,277
Additional paid in capital	48,931,422	48,752,581
Accumulated deficit	(55,817,473)	(52,812,498)
Total stockholders' deficit	(6,878,774)	(4,052,640)

Total liabilities and stockholders' deficit	$6,889,099	$4,269,583

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

	2011	2010
Revenues:
System sales	$201,779	$1,166,133
Total revenues	201,779	1,166,133

Cost of Goods Sold	331,087	1,258,919
Gross Loss	(129,308)	(92,786)

Expenses:
Sales and marketing	287,290	1,304,774
General and administrative expenses	1,799,568	4,375,124
Research and development	309,273	730,845
Depreciation and amortization	60,694	12,321
Total expenses	2,456,825	6,423,064

Loss from operations	(2,586,133)	(6,515,850)

Other income (expenses):
Interest income	253	817
Interest expense	(118,552)	(11,339)
Other revenue	1,260	-
Loss on disposal of equipment	-	(1,893)
Loss on equity investment	(26,353)	(16,717)
Amortization of discount on convertible debt	(324,508)	-
Gain on fair value of derivative	49,008	-
Total other income (expenses)	(418,892)	(29,132)

Loss before provision for income taxes	(3,005,025)	(6,544,982)
Provision (benefit) for income taxes	(50)	2,664

Net loss	$(3,004,975)	$(6,547,646)

Net loss per common share - basic and diluted	$(0.41)	$(0.93)

Weighted average number of shares - basic and diluted	7,277,192	7,065,123

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,004,975)	$(6,547,646)
Adjustments to reconcile net loss operations to
net cash used in operating activities:
Depreciation	60,694	12,321
Loss on disposal of equipment	-	1,893
Grant of options for services	178,842	1,451,120
Issuance of warrants for services	212,040	3,049,964
Gain on fair value of derivative	(49,008)	-
Amortization of discount on convertible debt	324,508	-
Loss on equity investment	26,353	16,717
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	4,895	(176,704)
Decrease in notes receivable	16,748	8,710
(Increase) in security deposit	(20,825)	-
(Increase) in costs and estimated earned profits in excess of
billings on completed contracts	(129,077)	(705,638)
(Increase)/decrease in inventories	(17,012)	104,016
(Increase) in prepaid expenses and other assets	(41,399)	(42,504)
Increase/(decrease) in accounts payable and accrued liabilities	(227,443)	361,997
Increase in due to related party	44,152	70,866
Increase in deposit payable	(90,000)	-
Increase/(decrease) in billings in excess of costs and estimated earned
profits on uncompleted contracts	27,298	(48,186)
Increase/(decrease) in estimated loss on uncompleted contract	(89,519)	17,885
NET CASH USED IN OPERATING ACTIVITIES	(2,773,728)	(2,425,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(38,247)	(797,931)
Additional equity investment	(15,000)	(13,614)
NET CASH USED IN INVESTING ACTIVITIES	(53,247)	(811,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(1,307,379)	(6,920)
Proceeds from notes payable	1,776,000	-
Proceeds from private placement- convertible notes	4,825,000	-
Proceeds from private placement- common stock	-	200,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,293,621	193,080

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,466,646	(3,043,654)
CASH AND CASH EQUIVALENTS - beginning of period	65,590	4,284,362

CASH AND CASH EQUIVALENTS- end of period	$2,532,236	$1,240,708

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$6,470	$1,034
Income taxes	$-	$2,664

Non-cash investing and financing activites:
Conversion of notes payable and accrued interest into convertible debt	$6,799,520	$-
Conversion of debt and accrued interest into common stock	$-	$398,012

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

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

Our fiscal year end is September 30th.  We define fiscal year 2012 as the twelve month period ended September 30, 2012.

Basis of Presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared for the interim period and are unaudited (consisting only of normal recurring adjustments) which are in the in opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results for the Company to be expected for the full fiscal year ending September 30, 2012.

Reclassification:

Certain quarter ended December 31, 2010 items have been reclassified to conform to the quarter ended December 31, 2011 presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of December 31, 2011, it was estimated that the gross loss on current contracts would be $1,919,155. This loss is comprised of $1,820,190 recognized through the percentage of completion method for the three months ended December 31, 2011, and $98,965 as a provision for the remaining losses on contracts.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues of $201,779 and $1,166,133 have been recognized for the three months ended December 31, 2011 and 2010, respectively, under the percentage of completion method.

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

Earnings Per Common Share:

We adopted ASC 260, Earnings Per Share. The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/ (loss) per share was computed by dividing our net income/ (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted income/(loss) per common share for the three months ended December 31, 2011 and 2010 was 7,277,192 and 7,065,123, respectively.  The Company’s common stock equivalents, of outstanding options and warrants, have not been included as to include them would be anti-dilutive. As of December 31, 2011 and 2010, there were fully vested options outstanding for the purchase of 641,385 and 641,385 common shares, respectively, and warrants for the purchase of 7,040,566 and 3,288,674 common shares, respectively, both of which could potentially dilute future earnings per share.

Stock-Based Compensation:

The analysis and computation was performed based on our adoption of ASC 718-10-25, Compensation – Stock Compensation, which requires the recognition of the fair value of stock-based compensation.  For the three months ended December 31, 2011 and 2010, we conducted an outside independent analysis and our own review, and based on the results, we recognized $178,842 and $201,123 in share-based payments related to non-vested stock options that were issued from fiscal year 2008 through 2010, respectively, and $0 and $1,249,997 for fully vested options issued during the three months ended December 31, 2011 and 2010, respectively. We also recognized $212,040 and $3,049,964 for the issuance of warrants during the three months ended December 31, 2011 and 2010, respectively.

Derivative liability

The Company accounts for reset provisions in connection with their issuance of debt, and reset provisions of equity instruments attached to their debt, in accordance with Emerging Issues Task Force (“EITF”) Consensus No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (EITF 07-5”). Under EITF 07-5, instruments which contain full ratchet anti-dilution provisions are no longer considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in paragraph 11 (a) of FASB 133 “Accounting for Derivative Instruments and Hedging Activities”, now promulgated in ASC 815, “Derivative and Hedging”. Under ASC 815 the Company is required to (1) evaluate an instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Measurements

As defined in FASB ASC Topic 820 – 10, “Fair Value Measurements and Disclosures,” fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). The Company’s valuation models are primarily industry standard models. Level 3 instruments include derivative warrant instruments. The Company does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

As required by FASB ASC Topic 820 – 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and September 30, 2011:

	Fair Value Measurements at December 31, 2011
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability	$-	$-	$10,782,914	$10,782,914
Total	$-	$-	$10,782,914	$10,782,914

Fair Value Measurements at September 30, 2011
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

Research and Development:

Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred. Research and Development expense for the three months ended December 31, 2011 and 2010 were $309,273 and $730,845, respectively.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising:

Advertising costs amounted to $34,293 and $86,368 for the three months ended December 31, 2011 and 2010, respectively, and are included in Sales and Marketing. Advertising costs are expensed as incurred.

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

Accounts Receivable and Allowance for Doubtful Accounts:

Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We consider our accounts receivables to be favorably collectible.  Accordingly, we have not recorded an allowance for doubtful accounts at December 30, 2011 and September 30, 2011.

NOTE 3 – INVESTMENT AT EQUITY

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

During the three months ended December 31, 2011, the Company made additional investments in the UAE joint venture of $15,000.  Based on the equity method, the 49% loss we have recognized on this investment for the three months ended December 31, 2011 was $26,353.  After factoring in the loss, our carrying value on this investment was $128,483 at December 31, 2011.

Balance as of September 30, 2011	$139,836
Additional investment	15,000
Loss on investment (49%)	(26,353)
Balance as of December 31, 2011	$128,483

NOTE 4- INVENTORY

The components of inventory as of December 31, 2011 and September 30, 2011 were:

	December 31, 2011	September 30, 2011
	(Unaudited)
Parts, materials and assemblies	$219,201	$202,189
Total Inventory	$219,201	$202,189

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred.  Costs of major additions and betterments are capitalized.  Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets.  Depreciation and amortization for the three months ended December 31, 2011 and 2010 were $60,694 and $12,321, respectively.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

NOTE 5 - PROPERTY AND EQUIPMENT (continued)

Property, plant and equipment consist of the following at December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
	(Unaudited)
Computer equipment	$250,744	$242,149
Machinery and equipment	1,244,865	96,855
Furniture and fixtures	62,803	35,856
Leasehold improvements	62,469	62,469
Buildings	1,450,450	-
Construction in progress (1)	-	2,595,765
	$3,071,341	$3,033,094
Less: Accumulated depreciation	(219,110)	(158,416)
	$2,852,231	$2,874,678

(1) All construction in progress at September 30, 2011, was for the demonstration facility at Crystal Springs Resort which was completed in October 2011.

NOTE 6 – BILLINGS IN EXCESS OF COSTS/COSTS IN EXCESS OF BILLINGS

The Company entered into two contracts, one in fiscal 2010 and one in fiscal 2011 for construction of rack and rail-based parking systems and is recognizing revenue on the percentage of completion method.

Information with respect to uncompleted contracts at December 31, 2011 and September 30, 2011 is as follows:

	December 31, 2011	September 30, 2011
Costs in excess of billings:	(Unaudited)
Earnings on billings to date	$2,234,555	$2,105,478
Less: Billings	(1,584,265)	(1,584,265)
Total costs in excess of billings	$650,290	$521,213

	December 31, 2011	September 30, 2011
Billings in excess of costs:	(Unaudited)
Earnings on billings to date	$72,702	$-
Less: Billings	(100,000)	-
Total (billings in excess of costs)	$(27,298)	$-

NOTE 7- DEBT

Current Debt

The Company entered into a sixty month equipment lease with a third party commencing in December 2007. The total principal balance of this lease was $135,675 at an annual rate of 6.45%. At December 31, 2011, the outstanding principal balance was $30,732, all of which was classified as current debt.

Effective February 6, 2008, subsequent to the reverse merger, the Company was indebted for an unsecured loan to a third party. As of December 31, 2011, the principal balance of this loan was $80,538.  The loan is not collateralized, bears interest at an annual rate of 10% and is due on demand.  As of December 31, 2011, the balance of the loan including accrued interest was $91,233.

In October 2011, Atlantic and Madison of NJ Corp, a company owned by Gail Mulvihill, loaned the Company $676,000 with the understanding that upon finalization of the documents related to a private placement by the Company, these loans would be considered an investment in such private placement. On November 1, 2011, this outstanding debt was refinanced as part of the private placement offering described below. The loans did not bear interest and had no repayment terms.

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

On October 28, 2011, Lake Isle Corp caused the $1,000,000 bank line of credit to be paid in full. Accordingly, the Company became indebted to Lake Isle Corp for $1,000,000, and this debt was refinanced on November 1, 2011, as part of the private placement offering described below.

On November 1, 2011, Mark Patterson, our Chief Executive Officer, loaned us $100,000 with the understanding that upon finalization of the documents related to a private placement by the Company, this loan would be considered an investment in such private placement. The debt outstanding under this loan was refinanced on November 18, 2011, as part of the Offering. The loan did not bear interest and had no repayment terms.

Long-Term Debt

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

NOTE 7 – DEBT (continued)

The Notes are due five years after the respective date of issuance and are convertible into Common Stock at $4.25 per share (the “Conversion Price”), subject to weighted average adjustment for issuances of common stock or common stock equivalents below the Conversion Price, subject to certain exceptions. The warrants attached with the debt have a five year life with an initial exercise price of $4.25 per share, subject to adjustment for issuances of common stock or common stock equivalents below the Conversion Price, subject to certain exceptions.

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

The Company has valued the warrants attached to the notes in the private placement, and the beneficial conversion features (“BCF”) of the convertible notes, to their maximum value in proportion to the notes and had accounted for them as a discount to the debt. In certain circumstances the convertibility features and the attached warrants contain reset provisions which adjust the conversion price and the exercise price of the warrants should the Company sell additional shares of common stock below the initial conversion price or warrant exercise price as agreed to upon entry into the convertible notes payable. The Company has assessed that the reset provision for the convertibility feature and the warrant exercise price are such that they are not indexed to the Company’s common stock and is therefore a derivative in accordance with ASC 815-40 (formerly EITF 07-5). As such the derivative was valued on the date of its initiation, with each issuance of convertible debt, and will be re-valued at its fair value at each subsequent interim and annual reporting period.

The Company valued the warrants and the BCF, and the resulting derivative liability, at $5,309,941 each for the warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt. This discount will be amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the warrants. The valuation of the warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.7% iii) risk free interest rate of 0.9% and expected term of 5 years. During the three months ended December 31, 2011 the Company has amortized $324,508 of the of debt discount.

As of the date(s) of the convertible note issuances the fair value of the derivative was $10,619,882. The revaluation of the derivative as of December 31, 2011 resulted in a derivative value of $10,571,924. The change in fair value of the derivative from the date(s) of note issuance through December 31, 2011 resulted in a gain on the fair value of the derivative liability of $47,958 for the quarter ended December 31, 2011. The derivative liability was revalued on December 31, 2011 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 52.7% iii) risk free interest rate of 0.9% and expected term of 4.95 years.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

NOTE 7 – DEBT (continued)

In connection with the Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040. These warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the warrants granted to the debt holders. These warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. These warrants, similar to those of given to the convertible debt holders, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of these Placement Agent Warrants. The derivative liability valued at $212,040 upon the warrants grant, was revalued at $210,990 at December 31, 2011. The valuation at December 31, 2011 was valued based on the Black-Scholes Model with assumptions similar to those used to value the warrants granted to the debt holders as of December 31, 2011. The difference in valuation was $1,050 accounted for as a gain on fair value of derivative.

	Principal
	As of

Current Debt- Third Party:	12/31/2011	9/30/2011	Maturity Date		Interest Rate	Secured
	(Unaudited)
Loan Payable- Third Party	$80,538	$80,538	Upon Demand		10%	No
Lease Payable- Bank (current portion)	30,732	30,242	12/31/2012		6.45%	Yes
Total Current Debt- Third Party	$111,270	$110,780

Long-Term Debt – Third Party:
Convertible Notes	$3,665,763	$-	11/1/2016		6%	No
Convertible Notes	1,250,000	-	11/18/2016		6%	No
Convertible Notes	925,000	-	12/9/2016		6%	No
Promissory Notes – Line of Credit	-	1,500,000	11/1/2016	(1)	6%	No
Line of Credit - Bank	-	1,000,000	11/1/2016	(1)	6%	No
Promissory Note – Bank	-	300,000	11/1/2016	(1)	6%	No
Lease Payable- Bank	-	7,869	12/31/2012		6.45%	Yes
Discount on Convertible Notes	(5,335,981)	-
Amortization of Discount	149,241	-
Total Long-Term Debt – Third Party	$654,023	$2,807,869

Long-Term Debt- Related Party:
Convertible Notes – Related Party	$5,683,757	$-	11/1/2016		6%	No
Convertible Notes – Related Party	100,000	-	11/18/2016		6%	No
Loan Payable- Related Party	-	273,000	11/1/2016	(1)	6%	No
Loan Payable- Related Party	-	273,000	11/1/2016	(1)	6%	No
Loan Payable – Related Party	-	220,763	11/1/2016	(1)	6%	No
Loan Payable – Related Party	-	133,571	11/1/2016	(1)	6%	No
Loan Payable – Related Party	-	775,000	11/1/2016	(1)	6%	No
Promissory Notes – Line of Credit	-	1,750,000	11/1/2016	(1)	6%	No
Discount on Convertible Notes	(5,283,902)	-
Amortization of Discount	175,267	-
Total Long-Term Debt- Related Party	$675,122	$3,425,334

(1)	This debt was reclassified from current to long-term pursuant to ASC 470-10-45-14. On November 1, 2011, as part of the Offering, this debt was refinanced through the issuance of long-term notes.

Capital lease payable to bank*	12/31/11	9/30/11
	(Unaudited)
Secured by equipment	$30,732	$38,111
Less: current maturities	(30,732)	(30,242)
Total long-term debt	$-	$7,869

*payable in monthly installments of $2, 651 including interest at 6.448% maturing on December 1, 2012

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

NOTE 8- EQUITY

At December 31, 2011, the Company reserved shares of common stock for issuance upon exercise as follows:

Options	641,385
Warrants	7,250,566
Convertible Notes	2,735,206
Total Shares Reserved	10,627,157

Options:

As of December 31, 2011, there was approximately $361,000 of total unrecognized costs related to unvested stock options granted to employees. These costs are expected to be recognized over the next two fiscal years.

Warrants:

Pursuant to the Offering described in Note 7, on November 1, 2011, we issued warrants to Subscribers to purchase approximately 2.2 million shares of Common Stock of the Company in the first of three (3) closings of a private placement.

As part of the Offering, on November 18, 2011, we issued to Subscribers warrants to purchase approximately 318,000 shares of Common Stock.

As part of the Offering, on December 9, 2011, we issued to Subscribers warrants to purchase approximately 218,000 shares of Common Stock.

In connection with the Offering, we issued warrant to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. We issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011. We valued and expensed these warrants at $212,040 during the three months ended December 31, 2011, based on the Black-Scholes Model. These warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. These warrants, similar to those of given to the convertible debt holders, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40, accordingly the Company has recorded a derivative liability for the value of these warrants. The derivative liability valued at $212,040 upon the warrants grant, was revalued at $210,990 at December 31, 2011. The difference in valuation was $1,050 accounted for as a gain on fair value of derivative.

The warrants issued in the Offering are exercisable for a period of five years from the respective date of issuance at $4.25 per share, subject to weighted average adjustment for issuance below the exercise price, subject to certain exceptions. Cashless exercise is permitted if the average trading volume of the Company’s Common Stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the Common Stock during the five (5) consecutive trading days prior to the notice of exercise. In certain instances, a holder shall not be permitted to exercise the warrant if such exercise would result in such holder’s total ownership of the Company’s Common Stock exceeding 4.9%. The Placement Agent Warrants expire five years from the respective date of issuance and contain substantially the same terms as those issued to Subscribers.

NOTE 9 - RELATED PARTY TRANSACTIONS

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our Company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us.  Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President, and is a principal stockholder of our Company.  SB&G entered into a lease with Boomerang Utah dated October 1, 2008, relating to premises located at 324 West 2450 North, Building A, Logan, Utah (“Building A”).  The Company assumed this lease in February 2008.  The initial term of the lease was for one year with an annual rent of $260,610 plus real property and school taxes. In addition, Boomerang is obligated to pay for all utilities, repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities.  On March 15, 2010, Boomerang and SB&G agreed to maintain these terms until September 30, 2011. This lease has been extended on a month-to-month basis.  On November 1, 2011, deferred rental payments totaling $220,763 were refinanced as part of the private placement offering described in Note 7 – Debt. Deferred rental payment totaling $44,152 have been accrued as of December 31, 2011 and classified as due to related party on our balance sheet.

Stan Checketts Properties (“SCP”), a company owned by the chief executive officer of Boomerang’s wholly owned subsidiary, Boomerang Sub, Inc., entered into a lease with Boomerang Utah dated October 1, 2008 for premises located at 324 West 2450 North, Building B, Logan, Utah.  The Company assumed this lease in February 2008.  The initial term of the lease was for one year at a fixed annual rent of $157,680 plus real property and school taxes. In addition, Boomerang is obligated to pay for all utilities and for repairs and maintenance to the property.  The approximately 18,000 square foot leased premises are, in addition to Building A, also used for Boomerang’s manufacturing activities.  We are currently leasing an additional 2,400 square feet of office and conference room space with Stan Checketts Properties for $1,800 per month. On March 15, 2010, Boomerang and SCP agreed to maintain these terms until September 30, 2011. On October 28, 2011, Boomerang and SCP amended the terms of the lease to provide for a monthly payment of $14,940, effective as of October 1, 2011. On November 1, 2011, deferred rental payments totaling $133,571 were refinanced as part of the private placement offering described in Note 7 – Debt.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to a non-affiliated bank. The principal amount due was $764,521 as of December 31, 2011, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang and Messrs. Gene Mulvihill, Stan Checketts, and Burton Koffman (“Koffman”) are the joint and several guarantors of this promissory note.  Gene Mulvihill is the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

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

The Company used the services of Coordinate Services, Inc. for product development.  The owner of this company is Gene Mulvihill, Jr. who is the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense for the three months ended December 31, 2011 and 2010 was $33,593 and $33,819 respectively; which is recorded under Research and Development expenses.

The Company reimbursed North Jersey Management Services, Inc. for payroll related expenses for the services of Joseph Bellantoni, the former Chief Financial Officer of the Company, and Maureen Cowell, the Company’s Corporate Secretary.  Mr. Bellantoni is also the President and Mrs. Cowell is the Vice President of North Jersey Management Services, Inc.  The amount of this expense for the three months ended December 31, 2011 and 2010 was $19,500 and $25,500 respectively; which is recorded under General and Administrative expenses.

In April 2010, we entered into a twenty-year ground lease with Route 94 Development Corporation (“Route 94”) to lease a portion of an approximately fifteen acre parcel in the town of Hamburg, located in Hardyston Township, New Jersey, on which we constructed a RoboticValet™ parking facility.  The leased property is adjacent to Grand Cascades Lodge (“Cascades”), a hotel within the Crystal Springs Golf and Spa Resort (“the Resort”). The parking facility was constructed by Crystal Springs Builders, LLC (“Builders”).   It is intended that this facility will be used by us primarily for demonstration and marketing purposes in the eastern portion of the United States.  In consideration of the benefits to us under the terms of the lease, we agree to provide to the lessor and its affiliates parking and storage space within the facility at no cost to the lessor and its affiliates subject to our right to use the facility for demonstration purposes.  In addition, we are required to pay the operating costs, premiums on the insurance required under the terms of the lease and incremental property taxes resulting from our construction of the facility.  For a period of 60 months, commencing five years after execution of the lease, the lessor has the option to purchase the facility from us and we have a right to cause the lessor to buy from us the facility we construct.  The price to be paid by the lessor upon exercise of its option to purchase the facility is 110% of the greater of (i) the depreciated value of the facility, or (ii) the fair market value of the facility, and the price to be paid by the lessor upon exercise of our right to cause the lessor to buy the facility is $1.00.

The Resort owns and operates seven golf courses, two hotels and a fitness facility and develops real estate in Sussex County NJ, which is comprised of more than 40 additional entities, including the above named entities. Gail Mulvihill owns 50% of each of Builders, Cascades and Route 94 and, indirectly, through these and various other entities, Gail Mulvihill and her family own approximately 50% of the Resort. Except as set forth above, no other officer, director or 5% or greater stockholder of the company has any equity interest in Builders, Cascades or Route 94.  The Company made payments of $0 and approximately $471,000 to Crystal Springs Builders, LLC, (“Builders”) for the three months ended December 31, 2011 and 2010, respectively. No payments were made to Cascades or Route 94 in the three months ended December 31, 2011 and 2010.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

On May 14, 2010, the Company entered into a 6% convertible line of credit for up to $1,300,000 with Sail Energy, a company owned by Gail Mulvihill, who has sole voting and investment control.  In May 2011, it was agreed between the Company and Sail Energy that there would be no additional borrowing under this line of credit. On November 1, 2011, outstanding principal and interest totaling $300,142 was refinanced as part of the private placement offering described in Note 7 – Debt.

In July 2010, Venturetek, LP, a principal stockholder of the Company, entered into a 6% convertible promissory note with the Company for $273,000.  On November 1, 2011, outstanding principal and interest totaling $292,461 was refinanced as part of the private placement offering described in Note 7 – Debt.

From March to May 2011, the Company drew down the entire balance on its line of credit of $3,250,000. In connection with the draw down, the Company issued notes in an aggregate amount of $2,000,000 to four related parties. On November 1, 2011, outstanding principal and interest totaling approximately $2,028,000 was refinanced as part of the Offering.

In October 2011, Atlantic and Madison of NJ Corp, a company owned by Gail Mulvihill, loaned the Company an aggregate of $376,000 with the understanding that upon finalization of the documents related to a private placement by the Company, this loan would be considered an investment in such private placement. On October 28, 2011, Atlantic and Madison of NJ Corp caused the $300,000 bank note to be paid in full. Accordingly, the Company became indebted to Atlantic and Madison of NJ Corp for an additional $300,000. The loans did not bear interest and had no repayment terms.

On October 28, 2011, Atlantic and Madison of NJ Corp transferred title of an aggregate of $1,451,000 principal amount of debt owed to it by the Company to Christopher Mulvihill. On November 1, 2011, this outstanding debt was refinanced as part of the Offering.

On October 28, 2011, Lake Isle Corp caused the $1,000,000 bank line of credit to be paid in full. Accordingly, the Company became indebted to Lake Isle Corp for $1,000,000, and this debt was refinanced on November 1, 2011, as part of the Offering.

On November 1, 2011, Mark Patterson, our Chief Executive Officer, loaned us $100,000 with the understanding that upon finalization of the documents related to a private placement by the Company, this loan would be considered an investment in such private placement. The debt outstanding under this loan was refinanced on November 18, 2011, as part of the Offering. The loan did not bear interest and had no repayment terms.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

________

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

NOTE 10- COMMITMENTS AND CONTINGENCIES

Boomerang Utah is a joint and several guarantor on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $764,521, bearing interest at 3.807% per annum and due August 1, 2027.  The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  Messrs. Gene Mulvihill, Checketts, and Koffman, are the other joint and several guarantors of the promissory note.

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

The aggregate future minimum annual rental payments, exclusive of escalation payments for taxes and operating costs, under operating leases are as follows:

Twelve months ended December 30, 2012	$138,272
December 30, 2013	143,784
December 30, 2014	149,297
December 30, 2015	154,809
December 30, 2016	146,541
Total	$732,703

NOTE 11 – SUBSEQUENT EVENTS

On February 15, 2012, Boomerang MP Holdings, Inc., a wholly owned subsidiary of the Company, was formed with the purpose of entering into a mechanical parking joint venture. On February 16, 2012, Boomerang MP Holdings, Inc., formed a joint venture with Stokes Industries-USA, LLC (“Stokes”). The joint venture, Boomerang-Stokes Mechanical Parking LLC, is owned 50% by Boomerang MP Holdings, Inc. and 50% by Stokes. Boomerang MP Holdings, Inc., is committed to providing a minimum of $250,000 of capital to fund the initial operations and marketing efforts during the initial two year period of the joint venture. As of February 16, 2012, Boomerang has provided capital of $22,228. Boomerang MP Holdings, Inc., shall also license the name “Boomerang” to the joint venture for use in North America on a royalty free, non-exclusive basis.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the three months ended December 31, 2011 increased by $2,466,646 to $2,532,236 as of December 31, 2011. At the present time, our working capital together with cash from ongoing projects are sufficient to support our marketing activities, administrative requirements and existing projects. However, to implement our full business plan, we may require additional funds during the balance of the fiscal year ended September 30, 2012. We anticipate seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations.

For the three months ended December 31, 2011, the Company had a net loss of $3,004,975. Included in the net loss were non-cash expenses for depreciation of $60,694 and a loss on equity investment of $26,353, offset by a gain on fair value of derivative of $49,008. The Company incurred additional non-cash expenses from the issuance of stock options of $178,842 and the issuance of warrants of $212,040. Offsetting the use of cash from operations were year-over-year increases in costs in excess of billings of $129,077, in inventories of $17,012, in security deposit of $20,825, prepaid expenses and other assets of $41,399 and year-over-year decreases in accounts payable and accrued liabilities of $227,443, in deposits payable of $90,000 and in estimated loss on uncompleted contract of $89,519. These items were partially offset by decreases in accounts receivable of $4,895, in notes receivable of $16,748, and an increase in due to related party of $44,152 and in billings in excess of costs of $27,298. After reflecting the net changes in assets and liabilities, net cash used in operations was $2,773,728 for the three months ended December 31, 2011.

Financing activities provided $5,293,621 for the three months ended December 31, 2011. Net cash provided by financing activities consisted of $1,776,000 of proceeds from notes payable and $4,825,000 of proceeds from private placements of convertible notes and warrants, offset by $1,307,379 of note repayments.

During the three months ended December 31, 2011, net cash used in investing activities consisted of an increase in equity investment of $15,000 and an increase in property, plant and equipment of $38,247. Accordingly, net cash used in investing activities was $53,247.

These activities during the three months ended December 31, 2011 resulted in the Company's cash and cash equivalents increasing by 2,466,646.

There were no off-balance sheet arrangements during the three months ended December 31, 2011 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

		Notes issued in	Warrants issued in
Name	Indebtedness Converted	Offering	Offering
HSK Funding Inc.(1)	$254,000	$254,000	59,765
Lake Isle Corporation(2)	$1,761,917	$1,761,917	414,570
Christopher Mulvihill(3)	$1,451,000	$1,451,000	341,412
James Mulvihill TTEE Sunset Group Inc. PSP(4)	$253,917	$253,917	59,745
MRP Holdings LLC and Mark R Patterson Revocable Trust(5)	$608,014	$608,014	143,063
Sail Energy LLC(6)	$300,142	$300,142	70,622
Stan Checketts Properties, L.C.(7)	$133,571	$133,571	31,429
SB&G Properties LLC(8)	$220,763	$220,763	51,945
Venturetek L.P.(9)	$292,461	$292,461	68,815

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

The Company has valued the warrants attached to the notes in the private placement and the beneficial conversion features (“BCF”) of the convertible notes, to their maximum value in proportion to the notes and had accounted for them as a discount to the debt. In certain circumstances the convertibility features and the attached warrants contain reset provisions which adjust the conversion price and the exercise price of the warrants should the Company sell additional shares of common stock below the initial conversion price or warrant exercise price as agreed to upon entry into the convertible notes payable. The Company has assessed that the reset provision for the convertibility feature and the warrant exercise price are such that they are not indexed to the Company’s common stock and is therefore a derivative in accordance with ASC 815-40 (formerly EITF 07-5). As such the derivative was valued on the date of its initiation, with each issuance of convertible debt, and will be re-valued at its fair value at each subsequent interim and annual reporting period.

The Company valued the warrants, the BCF, and the resulting derivative liability at $5,309,941 each for the warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt. This discount will be amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the warrants. The valuation of the warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.7% iii) risk free interest rate of 0.9% and expected term of 5 years. During the three months ended December 31, 2011 the Company has amortized $324,508 of the of debt discount.

As of the date(s) of the convertible note issuances the fair value of the derivative was $10,619,882. The revaluation of the derivative as of December 31, 2011 resulted in a derivative value of $10,571,924. The change in fair value of the derivative from the date(s) of note issuance through December 31, 2011 resulted in a gain on the fair value of the derivative liability of $47,958 for the quarter ended December 31, 2011. The derivative liability was revalued on December 31, 2011 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 52.7% iii) risk free interest rate of 0.9% and expected term of 4.95 years.

In connection with the Offering, the Company issued warrant to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040. These warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the warrants granted to the debt holders. These warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. These warrants, similar to those of given to the convertible debt holders, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of these Placement Agent Warrants. The derivative liability valued at $212,040 upon the warrants grant, was revalued at $210,990 at December 31, 2011. The valuation at December 31, 2011 was valued based on the Black-Scholes Model with assumptions similar to those used to value the warrants granted to the debt holders as of December 31, 2011. The difference in valuation was $1,050 accounted for as a gain on fair value of derivative.

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

RESULTS OF OPERATIONS

FISCAL PERIOD ENDED DECEMBER 31, 2011 COMPARED WITH FISCAL PERIOD ENDED DECEMBER 31, 2010

Revenues were $201,779 for the quarter ended December 31, 2011 compared with $1,166,133 for the quarter ended December 31, 2010.  The decrease was due to the rail-based parking system project that commenced in fiscal 2010 and was substantially completed in the same fiscal year.  This revenue was recognized using the percentage of completion method.

Cost of goods sold were $331,087 for the quarter ended December 31, 2011 compared with $1,258,919 for quarter ended December 31, 2010.  The decrease was due to the rail-based parking system project that commenced in fiscal 2010 and was substantially completed in the same fiscal year. Additionally, the Company incurred an expense of $98,965 during the quarter ended December 31, 2011, related to the estimated loss that will be incurred on the rail-based system. This expense was recognized using the percentage of completion method.

Sales and marketing expenses were $287,290 during the quarter ended December 31, 2011 compared with $1,304,774 during the quarter ended December 31, 2010, for a decrease of $1,017,484. The decrease was primarily the result of incurring a non-cash expense of $1,000,000 for the issuance of stock options during the quarter ended December 31, 2010. Advertising expenses for the three months ended December 31, 2011 and 2010 were $34,293 and $86,368, respectively. As of December 31, 2011 and 2010, the Company employed four full-time salesmen and one full-time support person, whose salaries are recorded under Sales and Marketing expense.

General and administrative expenses were $1,799,568 during the three months ended December 31, 2011 compared with $4,375,124 during the three months ended December 31, 2010, for a decrease of $2,575,556. This decrease was primarily due to the approximately $3,110,000 decrease in non-cash expenses incurred in connection with issuances of stock options and warrants.

Research and development expenses were $309,273 during the three months ended December 31, 2011 compared with $730,845 during the three months ended December 31, 2010, for a decrease of $421,572. The decrease was due to existing research and development projects being substantially complete as of December 31, 2011.

Depreciation and amortization was $60,694 during the three months ended December 31, 2011 compared to $12,321 during the three months ended December 31, 2010, for an increase of $48,373. This increase was the result of placing the demonstration facility at Crystal Springs into service and purchasing additional fixed assets during the quarter.

Interest income was $253 during the three months ended December 31, 2011, compared with $817 during the three months ended December 31, 2010, for a decrease of $564. This decrease is the result of a Note Receivable to CSExpress, LLC being repaid in full by December 2010 as well as a decrease in our overall cash balance in the bank.

Interest expense was $118,552 during the three months ended December 31, 2011, compared with $11,339 during the three months ended December 31, 2010, for a decrease of $107,213. This increase is due to interest accrued on convertible notes issued in the private placement offering in November and December 2011.

In connection with the private placement debt offering that occurred during the three months ended December 31, 2011 the Company issued warrants, and recorded a beneficial conversion features (“BCF”) for the convertible notes. In addition, the private placement underwriter was granted warrants similar in their terms to those issued to the debt holders. These warrants and the BCF were deemed not indexed to the Company’s common stock and accordingly the Company recorded a derivative liability with respect to their valuation. The derivative liability is required to be revalued at each interim and annual reporting date until such time that it is settled. This revaluation resulted in a gain on fair value of derivative of $49,008 during the three months ended December 31, 2011.

As of December 31, 2011, we had nine contracts. One contract, for a rack and rail parking project, was in the process of being implemented. The other eight outstanding contracts, all of which are for projects awaiting various approvals and financing which, if obtained, are expected to result in these contracts generating revenue in the future for the Company.  Because it is uncertain as to whether any of these projects will ever receive the permitting or financing required to move forward, there can be no assurances that these contracts will generate any revenue.  Of these eight contracts, one is for a rack and rail self-storage system, one is for a rack and rail parking project, one is for a design contract for a RoboticValet™ parking system and the other five are for RoboticValet™ parking systems.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the three months ended December 31, 2011 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Cash and Equivalents- For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable – Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We consider our accounts receivables to be favorably collectible.  Accordingly, we have not recorded an allowance for doubtful accounts at December 31, 2011 and 2010, respectively.

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of December 31, 2011, it was estimated that the gross loss on current contracts would be $1,919,155. This loss is comprised of $1,820,190 recognized through the percentage of completion method as of December 31, 2011, and $98,965 as a provision for the remaining losses on contracts.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company's principal executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2011 in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure due to our inability to record, process, summarize and report within the time periods specified in the SEC’s rules and forms. We plan on taking measures to educate appropriate staff as to the reporting requirements and implement a process by which management is alerted to events requiring disclosure.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

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

101 The following materials from Boomerang Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited, Consolidated Statements of Operations for the Three Months Ended December 31, 2011 and 2010, (ii) Unaudited, Consolidated Balance Sheets as of December 31, 2011 and September 30, 2011, (iii) Unaudited, Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2011 and 2010, and (iv) Notes to Unaudited, Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

Dated: February 21, 2012	By: /s/ Mark R. Patterson
Mark Patterson
Principal Executive Officer

Dated: February 21, 2012	By: /s/ Scott Shepherd
Scott Shepherd
Principal Financial Officer
and Principal Accounting Officer

