Form 10-Q
period 2012-03-31
Boomerang Systems, Inc.
filed 2012-05-21
CIK 314712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  7,355,366 as of May 11, 2012

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7-17

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ....	18-25

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	25

ITEM 4. Controls and Procedures	25

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings	26

ITEM 1A. Risk Factors	26

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3. Defaults Upon Senior Securities.	26

ITEM 4. Mine Safety Disclosures	26

ITEM 5. Other Information	26

ITEM 6. Exhibits	26-33

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$417,145	$65,590
Restricted cash	165,925	-
Accounts receivable	748,941	411,336
Inventory	296,118	202,189
Prepaid expenses and other assets	74,394	37,993
Costs in excess of billings	680,425	521,213
Total current assets	2,382,948	1,238,321

Property, plant and equipment, net	2,800,611	2,874,678

Other assets:
Note receivable	-	16,748
Security deposit	20,825	-
Investment at equity	181,755	139,836
Total other assets	202,580	156,584

Total assets	$5,386,139	$4,269,583

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,257,595	$1,635,353
Due to related party	88,305	-
Deposit payable	64,403	154,403
Billings in excesss of costs and estimated earned profits on uncompleted contracts	563,434	-
Estimated loss on uncompleted contract	91,915	188,484
Debt- current portion	103,771	110,780
Total current liabilities	2,169,423	2,089,020

Long term liabilities:
Debt- long term, net of discount	920,823	2,807,869
Debt- long term- related party, net of discount	939,319	3,425,334
Derivative liability	10,544,066	-
Total long term liabilities	12,404,208	6,233,203

Total liabilities	14,573,631	8,322,223

Stockholders' deficit:
Preferred stock, $0.01 par value; authorized shares 1,000,000; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 400,000,000 and 400,000,000; 7,343,601 and 7,277,192 issued and outstanding	7,343	7,277
Additional paid in capital	49,764,479	48,752,581
Accumulated deficit	(58,959,314)	(52,812,498)
Total stockholders' deficit	(9,187,492)	(4,052,640)

Total liabilities and stockholders' deficit	$5,386,139	$4,269,583

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011

Revenues:
System sales	$380,778	$1,319,620	$178,999	$153,487
Total revenues	380,778	1,319,620	178,999	153,487

Cost of Goods Sold	724,533	2,022,533	393,446	763,614
Gross Loss	(343,755)	(702,913)	(214,447)	(610,127)

Expenses:
Sales and marketing	606,764	1,592,940	319,474	288,166
General and administrative expenses	3,566,755	5,781,682	1,767,187	2,381,543
Research and development	595,704	1,321,631	286,431	590,786
Depreciation and amortization	121,497	25,103	60,803	12,782
Total expenses	4,890,720	8,721,356	2,433,895	3,273,277

Loss from operations	(5,234,475)	(9,424,269)	(2,648,342)	(3,883,404)

Other income (expenses):
Interest income	255	1,224	2	407
Interest expense	(295,316)	(28,149)	(176,764)	(16,810)
Other revenue	10,479	-	9,219	-
Financing costs	-	(2,924,927)	-	(1,949,942)
Loss on disposal of equipment	-	(1,893)	-	-
Loss on equity investment	(58,081)	(34,910)	(31,728)	(18,193)
Amortization of discount on convertible debt	(855,504)	-	(530,996)	-
Gain on fair value of derivative	287,856	-	238,848	-
Total other income (expenses)	(910,311)	(2,988,655)	(491,419)	(1,984,538)

Loss before provision for income taxes	(6,144,786)	(12,412,924)	(3,139,761)	(5,867,942)
Provision for income taxes	2,030	7,592	2,030	4,928

Net loss	$(6,146,816)	$(12,420,516)	$(3,141,791)	$(5,872,870)

Net loss per common share - basic and diluted	$(0.84)	$(1.75)	$(0.43)	$(0.81)

Weighted average number of shares - basic and diluted	7,281,593	7,099,729	7,286,043	7,212,112

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,146,816)	$(12,420,516)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	121,497	25,103
Loss on disposal of equipment	-	1,893
Grant of options for services	357,684	1,652,243
Issuance of warrants for services	584,202	3,334,951
Issuance of warrants for financing	-	2,924,927
Issuance of common stock for interest expense	282,119	-
(Gain) on fair value of derivative	(287,856)	-
Amortization of discount on convertible debt	855,504	-
Loss on equity investment	58,081	34,910
Changes in assets and liabilities:
(Increase) in accounts receivable	(337,605)	(170,176)
(Increase) in restricted cash	(165,925)	-
Decrease in notes receivable	16,748	8,710
(Increase) in security deposit	(20,825)	-
(Increase) in costs and estimated earned profits in excess of billings on completed contracts	(159,212)	(437,144)
(Increase) in inventory	(93,929)	(40,872)
(Increase) in prepaid expenses and other assets	(36,401)	(28,879)
(Decrease) in accounts payable and accrued liabilities	(279,573)	(309,186)
Increase in due to related party	88,305	141,733
(Decrease) in deposit payable	(90,000)	-
Increase/(decrease) in billings in excess of costs and estimated earned profits on uncompleted contracts	563,434	(48,186)
(Decrease)/increase in estimated loss on uncompleted contract	(96,569)	94,385
NET CASH (USED IN) OPERATING ACTIVITIES	(4,787,137)	(5,236,104)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(47,430)	(1,324,663)
Additional equity investment	(100,000)	(38,516)
NET CASH (USED IN) INVESTING ACTIVITIES	(147,430)	(1,363,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(1,314,878)	(13,951)
Proceeds from notes payable	1,776,000	2,166,664
Proceeds from private placement- convertible notes	4,825,000	-
Proceeds from private placement- common stock	-	1,199,999
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,286,122	3,352,712

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	351,555	(3,246,571)
CASH AND CASH EQUIVALENTS - beginning of period	65,590	4,284,362

CASH AND CASH EQUIVALENTS- end of period	$417,145	$1,037,791

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$7,051	$-
Income taxes	$2,080	$7,592

Non-cash investing and financing activites:
Conversion of notes payable and accrued interest into convertible debt	$6,799,520	$-
Issuance of common stock for interest expense	$282,119	$-
Conversion of debt and accrued interest into common stock	$-	$398,012

See accompanying notes.

 BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2012

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

Basis of Presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared for the interim period and are unaudited (consisting only of normal recurring adjustments) which are in the in opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of the results for the Company to be expected for the full fiscal year ending September 30, 2012.

Reclassification:

Certain three and six month ended March 31, 2011 items have been reclassified to conform to the three and six month ended March 31, 2012 presentation.

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of March 31, 2012, it was estimated that we would incur a gross loss of $2,370,370 on one of our current contracts, which began in fiscal year 2010. This loss is comprised of $2,278,455 recognized through the percentage of completion method from the inception of the contract through March 31, 2012, and $91,915 as a provision for the remaining loss on a contract as of March 31, 2012.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues of $380,778 and $1,319,620 have been recognized for the six months ended March 31, 2012 and 2011, respectively, under the percentage of completion method, and $178,999 and $153,487 for the three months ended March 31, 2012 and 2011, respectively.

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

Earnings Per Common Share:

We adopted ASC 260, Earnings Per Share. The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/ (loss) per share was computed by dividing our net income/ (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted income/(loss) per common share for the six months ended March 31, 2012 and 2011 were 7,281,593 and 7,099,729, respectively, and for the three months ended March 31, 2012 and 2011 were 7,286,043 and 7,212,112, respectively.  The Company’s common stock equivalents, of outstanding options and warrants, have not been included as to include them would be anti-dilutive. As of March 31, 2012 and 2011, there were fully vested options outstanding for the purchase of 641,385 and 691,385 common shares, respectively, and warrants for the purchase of 7,430,566 and 3,823,664 common shares, respectively, both of which could potentially dilute future earnings per share.

Stock-Based Compensation:

The analysis and computation was performed based on our adoption of ASC 718-10-25, Compensation – Stock Compensation, which requires the recognition of the fair value of stock-based compensation.  For the six months ended March 31, 2012 and 2011, we conducted an outside independent analysis and our own review, and based on the results, we recognized $357,684 and $402,247 in share-based payments related to non-vested stock options that were issued from fiscal year 2008 through 2010, respectively, and $178,842 and $201,123 for the three months ended March 31, 2012 and 2011, respectively. We recognized $0 and $1,249,997 for fully vested options issued during the six months ended March 31, 2012 and 2011, respectively, and $0 and $0 for the three months ended March 31, 2012 and 2011, respectively. We also recognized $584,202 and $6,259,878 for the issuance of warrants during the six months ended March 31, 2012 and 2011, respectively, and $372,162 and $3,209,913 for the three months ended March 31, 2012 and 2011, respectively.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2012

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012:

	Fair Value Measurements at March 31, 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability	$-	$-	$10,544,066	$10,544,066
Total	$-	$-	$10,544,066	$10,544,066

The Company incurred the derivative liability set forth on the March 31, 2012 balance sheet in connection with the Offering (see Note 7). The initial carrying value of the derivative liability was $10,831,922.

Research and Development:

Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred. Research and Development expense for the six months ended March 31, 2012 and 2011 were $595,704 and $1,321,631, respectively, and $286,431 and $590,786 for the three months ended March 31, 2012 and 2011, respectively.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising:

Advertising costs amounted to $71,839 and $138,783 for the six months ended March 31, 2012 and 2011, respectively, and $37,546 and $52,415 for the three months ended March 31, 2012 and 2011, respectively. Advertising costs are included in Sales and Marketing and expensed as incurred.

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

Accounts Receivable and Allowance for Doubtful Accounts:

Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We consider our accounts receivables to be favorably collectible.  Accordingly, we have not recorded an allowance for doubtful accounts at March 31, 2012 and September 30, 2011.

NOTE 3 – INVESTMENT AT EQUITY

The Company is a partner in the United Arab Emirates “UAE” joint venture, Boomerang Systems Middle East, LLC.   Boomerang Systems Middle East, LLC is owned by Boomerang Systems USA Corp. (49%), a subsidiary of Boomerang Systems, Inc., and Tawreed Companies Representation (51%), a UAE company.  The equity method is used to calculate the current amount of this investment.

During the six months ended March 31, 2012, the Company made additional investments in the UAE joint venture of $40,000.  Based on the equity method, the 49% loss we recognized on this investment for the six months ended March 31, 2012 was $35,905.  After factoring in the loss, our carrying value on this investment was $143,931 at March 31, 2012.

Balance as of September 30, 2011	$139,836
Additional investment	40,000
Loss on investment (49%)	(35,905)
Balance as of March 31, 2012	$143,931

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

During the six months ended March 31, 2012, the Company made an investment of $60,000 in the joint venture. Based on the equity method, the 50% loss we recognized on this investment for the six months ended March 31, 2012 was $22,176. After factoring in the loss, our carrying value on this investment was $37,824 at March 31, 2012.

Balance as of September 30, 2011	$-
Additional investment	60,000
Loss on investment (50%)	(22,176)
Balance as of March 31, 2012	$37,824

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2012

NOTE 4- INVENTORY

Inventory consisting of parts, materials and assemblies is stated at the lower of cost or market. Cost is determined using the weighted cost method. Inventory was $296,118 and $202,189 at March 31, 2012 and September 30, 2011, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred.  Costs of major additions and betterments are capitalized.  Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets, which range from three to fifteen years.  Depreciation and amortization for the six months ended March 31, 2012 and 2011 were $121,497 and $25,103, respectively, and $60,803 and $12,782 for the three months ended March 31, 2012 and 2011, respectively.

Property, plant and equipment consist of the following at March 31, 2012 and September 30, 2011:

	March 31, 2012 (Unaudited)	September 30, 2011

Computer equipment	$259,927	$242,149
Machinery and equipment	1,244,875	96,855
Furniture and fixtures	62,803	35,856
Leasehold improvements	62,469	62,469
Buildings	1,450,450	-
Construction in progress (1)	-	2,595,765
	$3,080,524	$3,033,094
Less: Accumulated depreciation	(279,913)	(158,416)
	$2,800,611	$2,874,678

(1) All construction in progress at September 30, 2011, was for the demonstration facility at Crystal Springs Resort which was completed in October 2011 and reallocated to Machinery and equipment and Buildings.

NOTE 6 – BILLINGS IN EXCESS OF COSTS/COSTS IN EXCESS OF BILLINGS

The Company entered into two contracts, one in fiscal 2010 and one in fiscal 2011 for construction of rack and rail-based parking systems and is recognizing revenue on the percentage of completion method.

Information with respect to uncompleted contracts at March 31, 2012 and September 30, 2011 is as follows:

	March 31, 2012	September 30, 2011
Costs in excess of billings:	(Unaudited)
Earnings on billings to date	$2,264,690	$2,105,478
Less: Billings	(1,584,265)	(1,584,265)
Total costs in excess of billings	$680,425	$521,213

	March 31, 2012	September 30, 2011
Billings in excess of costs:	(Unaudited)
Earnings on billings to date	$221,566	$-
Less: Billings	(785,000)	-
Total (billings in excess of costs)	$(563,434)	$-

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2012

NOTE 7- DEBT

Current Debt

The Company entered into a sixty month capital equipment lease with a third party commencing in December 2007. The total principal balance of this lease was $135,675 at an annual rate of 6.45%. At March 31, 2012, the outstanding principal balance was $23,233, all of which was classified as current debt.

Effective February 6, 2008, the Company was indebted for an unsecured loan to a third party. As of March 31, 2012, the principal balance of this loan was $80,538.  The loan is not collateralized, bears interest at an annual rate of 10% and is due on demand.  As of March 31, 2012, the balance of the loan including accrued interest was $93,526.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2012

NOTE 7 – DEBT (continued)

The Company also entered into a registration rights agreement with the subscribers. Pursuant to the registration rights agreement, the Company agreed to file a registration statement within 90 days after the closing date of the Offering (the “Closing Date”) to register for resale the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants and Placement Agent Warrants (collectively, the “Registrable Shares”). The registration statement was timely filed and declared effective by the SEC. The Company shall use its best efforts to cause any additional registration statements it may be required to file to be declared effective within 90 days of the required filing date.

In the event that a registration statement is not filed or declared effective by the SEC by the applicable deadline, the Company will pay to the holders of Registrable Shares an amount equal to 1% of the original principal amount of the investor’s Note, multiplied by a fraction with the numerator equal to the number of Registrable Shares that were required to be included in such registration statement which is not so filed, declared effective or maintained and otherwise are unsold at the time of such failure and the denominator equal to the sum of the total number of shares issued or issuable to the Investor upon conversion of the Notes and exercise of the Warrants purchased pursuant to the Subscription Agreement and owned by such holder.

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

The Company valued the warrants and the BCF, and the resulting derivative liability, at $5,309,941 each for the warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt during the first quarter of fiscal 2012. This discount will be amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the warrants. The valuation of the warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.7% iii) risk free interest rate of 0.9% and expected term of 5 years. During the six months ended March 31, 2012 the Company has amortized $855,504 of the of debt discount.

As of the date(s) of the convertible note issuances the aggregate fair value of the derivative was $10,619,882. The revaluation of the derivative as of March 31, 2012 resulted in a derivative value of $10,337,750. The change in fair value of the derivative from the date(s) of note issuance through March 31, 2012 resulted in a gain on the fair value of the derivative liability of $282,132 for the six months ended March 31, 2012. The derivative liability was revalued on March 31, 2012 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 53.37% iii) risk free interest rate of 0.9% and expected term of 4.60 years.

In connection with the Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040. The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the Warrants issued to the purchasers of Notes in the Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the Warrants issued to the purchasers of Notes in the Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $212,040 upon the Placement Agent Warrants grant, was revalued at $206,316 at March 31, 2012. The valuation at March 31, 2012 was valued based on the Black-Scholes Model with assumptions similar to those used to value the Warrants granted to the debt holders as of March 31, 2012. The difference in valuation for the six months ended March 31, 2012 was $5,724, accounted for as a gain on fair value of derivative.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2012

NOTE 7 – DEBT (continued)

	Principal
	As of

Current Debt- Third Party:	3/31/2012	9/30/2011	Maturity Date		Interest Rate	Secured
	(Unaudited)
Loan Payable- Third Party	$80,538	$80,538	Upon Demand		10%	No
Lease Payable- Bank (current portion)	23,233	30,242	12/31/2012		6.45%	Yes
Total Current Debt- Third Party	$103,771	$110,780

Long-Term Debt – Third Party:
Convertible Notes	3,665,763	-	11/1/2016		6%	No
Convertible Notes	1,250,000	-	11/18/2016		6%	No
Convertible Notes	925,000	-	12/9/2016		6%	No
Promissory Notes – Line of Credit	-	1,500,000	11/1/2016	(1)	6%	No
Line of Credit - Bank	-	1,000,000	11/1/2016	(1)	6%	No
Promissory Note – Bank	-	300,000	11/1/2016	(1)	6%	No
Lease Payable- Bank	-	7,869	12/31/2012		6.45%	Yes
Discount on Convertible Notes	(5,335,980)	-
Amortization of Discount	416,040	-
Total Long-Term Debt – Third Party	$920,823	$2,807,869

Long-Term Debt- Related Party:
Convertible Notes – Related Party	$5,683,757	$-	11/1/2016		6%	No
Convertible Notes – Related Party	100,000	-	11/18/2016		6%	No
Loan Payable- Related Party	-	273,000	11/1/2016	(1)	6%	No
Loan Payable- Related Party	-	273,000	11/1/2016	(1)	6%	No
Loan Payable – Related Party	-	220,763	11/1/2016	(1)	6%	No
Loan Payable – Related Party	-	133,571	11/1/2016	(1)	6%	No
Loan Payable – Related Party	-	775,000	11/1/2016	(1)	6%	No
Promissory Notes – Line of Credit	-	1,750,000	11/1/2016	(1)	6%	No
Discount on Convertible Notes	(5,283,902)	-
Amortization of Discount	439,464	-
Total Long-Term Debt- Related Party	$939,319	$3,425,334

(1)	This debt was reclassified from current to long-term pursuant to ASC 470-10-45-14. On November 1, 2011, as part of the Offering, this debt was refinanced through the issuance of long-term notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2012

NOTE 7 – DEBT (continued)

Capital lease payable to bank*	3/31/2012	9/30/2011
	(Unaudited)
Secured by equipment	$23,233	$38,111
Less: current maturities	(23,233)	(30,242)
Total long-term debt	$-	$7,869

*payable in monthly installments of $2, 651 including interest at 6.448% maturing on December 1, 2012

NOTE 8- EQUITY

Common Stock:

On March 2, 2012, the Company issued 25,484 shares of common stock in lieu of a cash payment of $108,229 of interest for the quarter ended December 31, 2011. Pursuant to the terms of the Notes, these shares of stock were issued at $4.25 per share.

On March 31, 2012, the Company issued 40,925 shares of common stock in lieu of a cash payment of $173,890 of interest for the quarter ended March 31, 2012. Pursuant to the terms of the Notes, these shares of stock were issued at $4.25 per share.

At March 31, 2012, the Company reserved shares of common stock for issuance upon exercise as follows:

Options	641,385
Warrants	7,430,566
Convertible Notes	2,735,206
Total Shares Reserved	10,807,157

Options:

As of March 31, 2012, there was approximately $182,000 of total unrecognized costs related to unvested stock options granted to employees. These costs are expected to be recognized over the next two fiscal years.

Warrants:

Pursuant to the amended and restated employment agreement dated October 1, 2011 with our Chief Executive Officer, Mark Patterson, the Company has valued and expensed a total of 210,000 vested warrants at $372,162 during the quarter ended March 31, 2012, based on the Black-Scholes Model. The warrants are exercisable at $5.00 per share and have a term of five years.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2012

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

This lease has been extended on a month-to-month basis.  On November 1, 2011, deferred rental payments totaling $220,763 were refinanced as part of the private placement offering described in Note 7 – Debt. Deferred rental payments totaling $88,305 have been accrued as of March 31, 2012 and classified as due to related party on our balance sheet.

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

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to Zions Bank. The principal amount due was $755,055 as of March 31, 2012, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang and Messrs. Gene Mulvihill, Stan Checketts, and Burton Koffman (“Koffman”) are the joint and several guarantors of this promissory note.  Gene Mulvihill is the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

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

The Company used the services of Coordinate Services, Inc. for product development.  The owner of this company is Gene Mulvihill, Jr. who is the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense for the six months ended March 31, 2012 and 2011 was $72,773 and $88,763 respectively; which is recorded under Research and Development expenses.

The Company reimbursed North Jersey Management Services, Inc. for payroll related expenses for the services of Joseph Bellantoni, the former Chief Financial Officer of the Company, and Maureen Cowell, the Company’s Corporate Secretary.  Mr. Bellantoni is also the President and Mrs. Cowell is the Vice President of North Jersey Management Services, Inc.  The amount of this expense for the six months ended March 31, 2012 and 2011 was $39,000 and $39,000 respectively; which is recorded under General and Administrative expenses.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTHS ENDED MARCH 31, 2012

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

The Resort owns and operates seven golf courses, two hotels and a fitness facility and develops real estate in Sussex County NJ, which is comprised of more than 40 additional entities, including the above named entities. Gail Mulvihill owns 50% of each of Builders, Cascades and Route 94 and, indirectly, through these and various other entities, Gail Mulvihill and her family own approximately 50% of the Resort. Except as set forth above, no other officer, director or 5% or greater stockholder of the Company has any equity interest in Builders, Cascades or Route 94.  The Company incurred expenses of $0 and approximately $944,000 for Builders during the six months ended March 31, 2012 and 2011, respectively. The Company incurred expenses of approximately $47,000 and $73,000 for Cascades for the six months ended March 31, 2012 and 2011, respectively. No expenses were incurred for Route 94 during the six months ended March 31, 2012 and 2011.

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

NOTE 10- COMMITMENTS AND CONTINGENCIES

Boomerang Utah is a joint and several guarantor on a twenty-year promissory note owing to Zions bank in the principal amount of $755,055, bearing interest at 3.807% per annum and due August 1, 2027.  The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  Messrs. Gene Mulvihill, Checketts, and Koffman, are the other joint and several guarantors of the promissory note.

We entered into a five year lease on a new principal office, which expires in November 2016. The aggregate future minimum annual rental payments on this lease, exclusive of escalation payments for taxes and operating costs, are as follows:

Twelve months ended March 31, 2013	$139,650
March 31, 2014	145,163
March 31, 2015	150,675
March 31, 2016	156,187
March 31, 2017	106,575
Total	$698,250

NOTE 11 – SUBSEQUENT EVENTS

On May 16, 2012, the Company entered into a $400,000 line of credit with a bank, which bears interest at a rate of 5% per annum and is due on August 14, 2012. This line of credit is collateralized against receivables of the Company and is guaranteed by Mark Patterson, Chris Mulvihill and Gene Mulvihill.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the six months ended March 31, 2012 increased by $351,555 to $417,145 as of March 31, 2012. At the present time, our working capital together with cash from ongoing projects are sufficient to support our marketing activities, administrative requirements and existing projects. However, to implement our full business plan, we may require additional funds during the balance of the fiscal year ended September 30, 2012. We anticipate seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations.

For the six months ended March 31, 2012, the Company had a net loss of $6,146,816. Included in this net loss were several non-cash expenses that did not decrease liquidity. These non-cash expenses include depreciation of $121,497, amortization of discount on convertible debt of $855,504, issuance of common stock for interest of $282,119 a loss on equity investment of $58,081, expenses from the issuance of stock options of $357,684 and the issuance of warrants of $584,202. Offsetting these was a non-cash gain on the fair value of derivative of $287,856. Cash decreased as the Company experienced a six month increase in costs in excess of billings of $159,212, in inventories of $93,929, in security deposit of $20,825, in prepaid expenses and other assets of $36,401, in accounts receivable of $337,605, in restricted cash of $165,925 which represents cash received on a rack and rail project and placed in escrow until certain milestones are reached. Additionally, decreases in accounts payable and accrued liabilities of $279,573, in deposits payable of $90,000 and in estimated loss on uncompleted contract of $96,569 contributed to decreased liquidity. These items were offset by a decrease in notes receivable of $16,748 and increases in due to related party of $88,305 and in billings in excess of costs of $563,434. After reflecting the net changes in assets and liabilities, net cash used in operations was $4,787,137 for the six months ended March 31, 2012.

Financing activities provided $5,286,122 for the six months ended March 31, 2012. Net cash provided by financing activities consisted of $1,776,000 of proceeds from notes payable and $4,825,000 of proceeds from private placements of convertible notes and warrants, offset by $1,314,878 of note repayments.

During the six months ended March 31, 2012, net cash used in investing activities consisted of an increase in equity investment of $100,000 and an increase in property, plant and equipment of $47,430. Accordingly, net cash used in investing activities was $147,430.

There were no off-balance sheet arrangements during the six months ended March 31, 2012 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

The Company valued the warrants, the BCF, and the resulting derivative liability at $5,309,941 each for the warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt. This discount will be amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the warrants. The valuation of the warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.7% iii) risk free interest rate of 0.9% and expected term of 5 years. During the six months ended March 31, 2012 the Company has amortized $855,504 of the of debt discount.

As of the date(s) of the convertible note issuances the fair value of the derivative was $10,619,882. The revaluation of the derivative as of March 31, 2012 resulted in a derivative value of $10,337,750. The change in fair value of the derivative from the date(s) of note issuance through March 31, 2012 resulted in a gain on the fair value of the derivative liability of $282,132 for the six months ended March 31, 2012. The derivative liability was revalued on March 31, 2012 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 53.37% iii) risk free interest rate of 0.9% and expected term of 4.60 years.

In connection with the Offering, the Company issued warrant to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040. These warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the warrants granted to the debt holders. These warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. These warrants, similar to those of given to the convertible debt holders, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of these Placement Agent Warrants. The derivative liability valued at $212,040 upon the warrants grant, was revalued at $206,316 at March 31, 2012. The valuation at March 31, 2012 was valued based on the Black-Scholes Model with assumptions similar to those used to value the warrants granted to the debt holders as of March 31, 2012. The difference in valuation for the six months ended March 31, 2012 was $5,724, accounted for as a gain on fair value of derivative.

The Company also entered into a registration rights agreement with the subscribers. Pursuant to the registration rights agreement, the Company agreed to file a registration statement within 90 days after the closing date of the Offering (the “Closing Date”) to register for resale the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants and Placement Agent Warrants (collectively, the “Registrable Shares”). The registration statement was timely filed and declared effective by the SEC. The Company shall use its best efforts to cause any additional registration statements it may be required to file to be declared effective within 90 days of the required filing date.

In the event that a registration statement is not filed or declared effective by the SEC by the applicable deadline, the Company will pay to the holders of Registrable Shares an amount equal to 1% of the original principal amount of the investor’s Note, multiplied by a fraction with the numerator equal to the number of Registrable Shares that were required to be included in such registration statement which is not so filed, declared effective or maintained and otherwise are unsold at the time of such failure and the denominator equal to the sum of the total number of shares issued or issuable to the Investor upon conversion of the Notes and exercise of the Warrants purchased pursuant to the Subscription Agreement and owned by such holder.

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE SIX MONTHS ENDED MARCH 31, 2012 COMPARED WITH SIX MONTHS ENDED MARCH 31, 2011

Revenues were $380,778 for the six months ended March 31, 2012 compared with $1,319,620 for the six months ended March 31, 2011.  The decrease was due to the rail-based parking system project that commenced in fiscal 2010 being substantially complete during the first fiscal quarter of 2011.  This revenue was recognized using the percentage of completion method.

Cost of goods sold were $724,533 for the six months ended March 31, 2012 compared with $2,022,533 for six months ended March 31, 2011.  The decrease was due to the rail-based parking system project that commenced in fiscal 2010 being substantially complete during the first fiscal quarter of 2011. However, in both years, cost of goods sold exceed revenues due to the continued loss on the rack and rail project that commenced in 2010. The Company incurred an expense of $91,915 during the six months ended March 31, 2012, related to the estimated loss that will be incurred on the rail-based system.

Sales and marketing expenses were $606,764 during the six months ended March 31, 2012 compared with $1,592,940 during the six months ended March 31, 2011, for a decrease of $986,176. The decrease was primarily the result of incurring a non-cash expense of $1,000,000 for the issuance of stock options during the six months ended March 31, 2011. Advertising expenses for the six months ended March 31, 2012 and 2011 were $71,839 and $138,783, respectively. As of March 31, 2012 and 2011, the Company employed four full-time salesmen and one full-time support person, whose salaries are recorded under sales and marketing expense.

General and administrative expenses were $3,566,755 during the six months ended March 31, 2012 compared with $5,781,682 during the six months ended March 31, 2011, for a decrease of $2,214,927. This decrease was primarily due to a reduction of approximately $3,045,000 in non-cash expenses incurred in connection with issuances of stock options and warrants. Offsetting this reduction were increases of approximately $425,000 of costs related to fund raising, approximately $250,000 of payroll and payroll related expenses, and an increase of approximately $170,000 related to professional fees.

Research and development expenses were $595,704 during the six months ended March 31, 2012 compared with $1,321,631 during the six months ended March 31, 2011, for a decrease of $725,927. The decrease was due to existing research and development projects being substantially complete as of March 31, 2011.

Depreciation and amortization expenses were $121,497 during the six months ended March 31, 2012 compared to $25,103 during the six months ended March 31, 2011, for an increase of $96,394. This increase was the result of placing the demonstration facility at Crystal Springs into service and purchasing additional fixed assets during the six months ended March 31, 2012.

Interest expense was $295,316 during the six months ended March 31, 2012, compared with $28,149 during the six months ended March 31, 2011, for an increase of $267,167. This increase is due to an increase in outstanding indebtedness due to the issuance of Notes in the Offering in November and December 2011.

Financing costs were $0 during the six months ended March 31, 2012, compared with $2,924,927 during the six months ended March 31, 2011. The expenses incurred during the six months ended March 31, 2011 were for the issuance of warrants related to drawing down on a line of credit.

In connection with the private placement debt offering that occurred during November and December 2011, the Company issued warrants, and recorded a beneficial conversion feature (“BCF”) for the convertible notes. In addition, the private placement underwriter was granted warrants similar in their terms to those issued to the debt holders. These warrants and the BCF were deemed not indexed to the Company’s common stock and accordingly the Company recorded a derivative liability as a discount to the convertible debt. During the six months ended March 31, 2012 the Company amortized $855,504 of the of debt discount. The derivative liability is required to be revalued at each interim and annual reporting date until such time that it is settled. This revaluation resulted in a gain on fair value of derivative of $287,856 during the six months ended March 31, 2012.

As of March 31, 2012, we had nine contracts. Two contracts, both rack and rail parking projects, were in the process of being implemented. The other seven outstanding contracts, all of which are for projects awaiting various approvals and financing which, if obtained, are expected to result in these contracts generating revenue in the future for the Company.  Because it is uncertain as to whether any of these projects will ever receive the permitting or financing required to move forward, there can be no assurances that these contracts will generate any revenue.  Of these seven contracts, one is for a rack and rail self-storage system, one is for a design contract for a RoboticValet™ parking system and the other five are for RoboticValet™ parking systems.

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2011

Revenues were $178,999 for the quarter ended March 31, 2012 compared with $153,487 for the quarter ended March 31, 2011.  The slight increase in 2012 revenue was attributable to the implementation of an additional rail-based parking system project that commenced in fiscal 2011. This revenue was recognized using the percentage of completion method.

Cost of goods sold were $393,446 for the quarter ended March 31, 2012 compared with $763,614 for quarter ended March 31, 2011.  The 2012 decrease is due to smaller losses realized on the rack and rail project that commenced in 2010. However, in both years, cost of goods sold exceed revenues due to the continued loss on the rack and rail project that commenced in 2010. The Company incurred an expense of $91,915 during the quarter ended March 31, 2012, related to the estimated loss that will be incurred on this rail-based system.

Sales and marketing expenses were $319,474 during the quarter ended March 31, 2012 compared with $288,166 during the quarter ended March 31, 2011, for an increase of $31,308. Advertising expenses for the three months ended March 31, 2012 and 2011 were $37,546 and $86,368, respectively.

General and administrative expenses were $1,767,187 during the three months ended March 31, 2012 compared with $2,381,543 during the three months ended March 31, 2011, for a decrease of $614,356. This decrease was primarily due to the approximately $710,000 decrease in non-cash expenses incurred in connection with issuances of stock options and warrants.

Research and development expenses were $286,431 during the three months ended March 31, 2012 compared with $590,786 during the three months ended March 31, 2011, for a decrease of $304,355. The decrease was due to existing research and development projects being substantially complete as of March 31, 2011.

Depreciation and amortization was $60,803 during the three months ended March 31, 2012 compared to $12,782 during the three months ended March 31, 2011, for an increase of $48,021. This increase was the result of placing the demonstration facility at Crystal Springs into service and purchasing additional fixed assets during the quarter.

Interest expense was $176,764 during the three months ended March 31, 2012, compared with $16,810 during the three months ended March 31, 2011, for an increase of $159,954. This increase is due to an increase in outstanding indebtedness due to the issuance of the Notes in the Offering in November and December 2011.

Financing costs were $0 during the three months ended March 31, 2012, compared with $1,949,942 during the three months ended March 31, 2011. The expenses incurred during the three months ended March 31, 2011 were for the issuance of warrants related to drawing down on a line of credit.

In connection with the Offering, the Company issued Warrants, and recorded a beneficial conversion feature (“BCF”) for the convertible notes. In addition, the placement agent was issued Placement Agent Warrants similar in their terms to the Warrants issued to the Subscribers in the Offering. The Warrants, Placement Agent Warrants and the BCF were deemed not indexed to the Company’s common stock and accordingly the Company recorded a derivative liability as a discount to the convertible debt. During the three months ended March 31, 2012 the Company amortized $530,996 of the of debt discount. The derivative liability is required to be revalued at each interim and annual reporting date until such time that it is settled. This revaluation resulted in a gain on fair value of derivative of $238,848 during the three months ended March 31, 2012.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the three months ended March 31, 2012 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Cash and Cash Equivalents – For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable – Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We consider our accounts receivables to be favorably collectible.  Accordingly, we have not recorded an allowance for doubtful accounts at March 31, 2012 and 2011, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Company's principal executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012 in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure due to our inability to record, process, summarize and report within the time periods specified in the SEC’s rules and forms. We plan on taking measures to educate appropriate staff as to the reporting requirements and implement a process by which management is alerted to events requiring disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 2 and March 31, 2012, we issued 25,484 and 40,925 shares of common stock, respectively, as payment of aggregate interest payments of $108,229 and $173,890, respectively, on the Notes.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On May 16, 2012, we entered into a line of credit for up to $400,000 with Highlands State Bank (the “Bank”). This line of credit is secured by our accounts receivable and a checking account in the name of Princeton London Investment Fund Corp. (“PLIF”). The amount in the PLIF checking account was funded by Mark R. Patterson, a principal stockholder and our Chief Executive Officer and Director, Christopher Mulvihill, our President and Director, and Gene Mulvihill, the father of Christopher Mulvihill and husband of Gail Mulvihill, a principal stockholder. As of the date hereof, each had funded $100,000.

The loan must be paid in full immediately upon demand. If demand has not been made, the outstanding principal plus all accrued and unpaid interest shall be due and payable on August 14, 2012.

The interest rate is 5% per annum based on a year of 360 days. Upon a default, the interest rate shall be increased by 5%.

The Bank has a right to setoff in all accounts we have with the Bank.

The documents making up the line of credit contain customary representations and covenants.

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

101 The following materials from Boomerang Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited, Consolidated Statements of Operations for the Six and Three Months Ended March 31, 2012 and 2011, (ii) Unaudited, Consolidated Balance Sheets as of March 31, 2012 and September 30, 2011, (iii) Unaudited, Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2012 and 2011, and (iv) Notes to Unaudited, Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

Dated: May 21, 2012	By: /s/ Mark R. Patterson
Mark Patterson
Principal Executive Officer

Dated: May 21, 2012	By: /s/ Scott Shepherd
Scott Shepherd
Principal Financial Officer
and Principal Accounting Officer

