Form 10-Q
period 2012-06-30
Boomerang Systems, Inc.
filed 2012-08-14
CIK 314712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  7,399,086 as of August 7, 2012

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7-20

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21-30

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	31

ITEM 4. Controls and Procedures	31

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings	32

ITEM 1A. Risk Factors	32

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

ITEM 3. Defaults Upon Senior Securities	32

ITEM 4. Mine Safety Disclosures	32

ITEM 5. Other Information	32

ITEM 6. Exhibits	32-33

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$3,261,098	$65,590
Restricted cash	593,228	-
Accounts receivable	225,360	411,336
Inventory	284,219	202,189
Prepaid expenses and other assets	59,885	37,993
Costs in excess of billings	316,911	521,213
Total current assets	4,740,701	1,238,321

Property, plant and equipment, net	2,788,481	2,874,678

Other assets:
Note receivable	-	16,748
Security deposit	20,825	-
Investment at equity	221,010	139,836
Total other assets	241,835	156,584

Total assets	$7,771,017	$4,269,583

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,436,813	$1,635,353
Due to related party	132,457	-
Deposit payable	99,403	154,403
Billings in excesss of costs and estimated earned profits on uncompleted contracts	514,408	-
Estimated loss on uncompleted contract	632,115	188,484
Debt- current portion	96,151	110,780
Total current liabilities	2,911,347	2,089,020

Long term liabilities:
Debt- long term, net of discount	2,668,533	2,807,869
Debt- long term- related party, net of discount	1,590,083	3,425,334
Derivative liability	13,411,740	-
Total long term liabilities	17,670,356	6,233,203

Total liabilities	20,581,703	8,322,223

Stockholders' deficit:
Preferred stock, $0.01 par value; authorized shares 1,000,000; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 400,000,000 and 400,000,000; 7,399,086 and 7,277,192 issued and outstanding	7,399	7,277
Additional paid in capital	53,373,148	48,752,581
Accumulated deficit	(66,191,233)	(52,812,498)
Total stockholders' deficit	(12,810,686)	(4,052,640)

Total liabilities and stockholders' deficit	$7,771,017	$4,269,583

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011

Revenues:
System sales	$477,290	$1,319,620	$96,512	$-
Total revenues	477,290	1,319,620	96,512	-

Cost of goods sold	2,069,846	2,496,467	1,345,313	473,934
Gross loss	(1,592,556)	(1,176,847)	(1,248,801)	(473,934)

Expenses:
Sales and marketing	877,831	1,891,800	271,067	298,860
General and administrative expenses	5,165,169	6,842,084	1,598,414	1,060,401
Research and development	1,033,435	1,792,653	437,731	471,022
Depreciation and amortization	183,907	38,209	62,410	13,106
Total expenses	7,260,342	10,564,746	2,369,622	1,843,389

Loss from operations	(8,852,898)	(11,741,593)	(3,618,423)	(2,317,323)

Other income (expenses):
Interest income	256	1,553	1	329
Interest expense	(486,299)	(60,858)	(190,983)	(32,709)
Other income	62,099	-	51,620	-
Financing costs	-	(3,899,866)	-	(974,939)
Loss on disposal of equipment	-	(1,893)	-	-
Loss on equity investment	(105,426)	(52,037)	(47,345)	(17,128)
Amortization of discount on convertible debt	(1,414,594)	-	(559,090)	-
Gain (loss) on fair value of derivative	(2,579,818)	-	(2,867,674)	-
Total other income (expenses)	(4,523,782)	(4,013,101)	(3,613,471)	(1,024,447)

Loss before provision for income taxes	(13,376,680)	(15,754,694)	(7,231,894)	(3,341,770)
Provision for income taxes	2,055	18,021	25	10,429

Net loss	$(13,378,735)	$(15,772,715)	$(7,231,919)	$(3,352,199)

Net loss per common share - basic and diluted	$(1.83)	$(2.22)	$(0.98)	$(0.46)

Weighted average number of shares - basic and diluted	7,305,825	7,111,900	7,354,554	7,277,192

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,378,735)	$(15,772,715)
Adjustments to reconcile net loss operations to net cash (used in) operating activities:
Depreciation and amortization	183,907	38,209
Loss on disposal of equipment	-	1,893
Grant of options for services	472,399	1,812,939
Issuance of warrants for services	680,554	3,334,951
Issuance of warrants for financing	-	3,899,866
Issuance of common stock for services	50,001	-
Issuance of common stock for interest expense	469,160	-
Loss on fair value of derivative	2,579,818	-
Amortization of discount on convertible debt	1,414,594	-
Loss on equity investment	105,426	52,037
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable	185,976	(170,806)
(Increase) in restricted cash	(593,228)	-
Decrease in notes receivable	16,748	8,710
(Increase) in notes receivable (non-current)	-	(683)
(Increase) in security deposit	(20,825)	-
Decrease/(increase) in costs and estimated earned profits in excess of billings on completed contracts	204,302	(453,199)
(Increase) in inventory	(82,030)	(200,667)
(Increase) in prepaid expenses and other assets	(21,892)	(19,053)
(Decrease) in accounts payable and accrued liabilities	(100,356)	(63,853)
Increase in due to related party	132,457	212,600
(Decrease)/increase in deposit payable	(55,000)	15,000
Increase/(decrease) in billings in excess of costs and estimated earned profits on uncompleted contracts	514,408	(48,186)
Increase in estimated loss on uncompleted contract	443,631	158,589
NET CASH (USED IN) OPERATING ACTIVITIES	(6,798,685)	(7,194,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(97,710)	(1,446,648)
Additional equity investment	(186,600)	(57,534)
NET CASH (USED IN) INVESTING ACTIVITIES	(284,310)	(1,504,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and line of credit	(1,722,497)	(21,097)
Proceeds from notes payable and line of credit	2,176,000	3,550,000
Proceeds from private placement- convertible notes	9,825,000
Proceeds from private placement- common stock	-	1,199,999
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,278,503	4,728,902

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,195,508	(3,969,648)
CASH AND CASH EQUIVALENTS - beginning of period	65,590	4,284,362

CASH AND CASH EQUIVALENTS- end of period	$3,261,098	$314,714

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$8,642	$-
Income taxes	$2,080	$9,892

Non-cash investing and financing activites:
Conversion of notes payable and accrued interest into convertible debt	$6,799,520	$-
Issuance of common stock for interest expense	$469,160	$-
Conversion of debt and accrued interest into common stock	$-	$398,012

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2012

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

Basis of Presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared for the interim period and are unaudited (consisting only of normal recurring adjustments) which are in the in opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The results of operations for the three and nine months ended June 30, 2012 are not necessarily indicative of the results for the Company to be expected for the full fiscal year ending September 30, 2012.

Reclassification:

Certain three and nine month ended June 30, 2011 items have been reclassified to conform to the three and nine month ended June 30, 2012 presentation.

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of June 30, 2012, it was estimated that we would incur a gross loss of $3,274,083 on one of our current contracts, which began in fiscal year 2010. This loss is comprised of $2,641,968 recognized through the percentage of completion method from the inception of the contract through June 30, 2012, and $632,115 as a provision for the remaining loss on a contract as of June 30, 2012.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues of $477,290 and $1,319,620 have been recognized for the nine months ended June 30, 2012 and 2011, respectively, under the percentage of completion method, and $96,512 and $0 for the three months ended June 30, 2012 and 2011, respectively.

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

Earnings Per Common Share:

We adopted ASC 260, Earnings Per Share. The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/ (loss) per share was computed by dividing our net income/ (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted income/(loss) per common share for the nine months ended June 30, 2012 and 2011 were 7,305,825 and 7,111,900, respectively, and for the three months ended June 30, 2012 and 2011 were 7,354,554 and 7,277,192, respectively.  The Company’s common stock equivalents, of outstanding options and warrants, have not been included as to include them would be anti-dilutive. As of June 30, 2012 and 2011, there were fully vested options outstanding for the purchase of 641,385 and 641,385 common shares, respectively, and warrants for the purchase of 8,472,266 and 3,986,184 common shares, respectively, both of which could potentially dilute future earnings per share.

Stock-Based Compensation:

The analysis and computation was performed based on our adoption of ASC 718-10-25, Compensation – Stock Compensation, which requires the recognition of the fair value of stock-based compensation.  For the nine months ended June 30, 2012 and 2011, we conducted an outside independent analysis and our own review, and based on the results, we recognized $472,399 and $562,942 in share-based payments related to non-vested stock options that were issued from fiscal year 2008 through 2010, respectively, and $114,715 and $160,695 for the three months ended June 30, 2012 and 2011, respectively. We recognized $0 and $1,249,997 for fully vested options issued during the nine months ended June 30, 2012 and 2011, respectively, and $0 and $0 for the three months ended June 30, 2012 and 2011, respectively. We recognized $680,554 and $7,234,817 for the issuance of warrants during the nine months ended June 30, 2012 and 2011, respectively, and $96,352 and $974,939 for the three months ended June 30, 2012 and 2011, respectively. We also recognized $50,001 and $0 for the issuance of common stock for services during the nine months ended June 30, 2012 and 2011, respectively, and $50,001 and $0 for the three months ended June 30, 2012 and 2011, respectively.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2012

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012:

	Fair Value Measurements at June 30, 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability	$-	$-	$13,411,740	$13,411,740
Total	$-	$-	$13,411,740	$13,411,740

The Company incurred the derivative liability set forth on the June 30, 2012 balance sheet in connection with the Offering (see Note 7). The initial carrying value of the derivative liability was $10,831,922.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development:

Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred. Research and Development expense for the nine months ended June 30, 2012 and 2011 were $1,033,435 and $1,792,653, respectively, and $437,731 and $471,022 for the three months ended June 30, 2012 and 2011, respectively.

Advertising:

Advertising costs amounted to $114,783 and $201,374 for the nine months ended June 30, 2012 and 2011, respectively, and $42,944 and $62,591 for the three months ended March 31, 2012 and 2011, respectively. Advertising costs are included in Sales and Marketing and expensed as incurred.

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

Accounts Receivable and Allowance for Doubtful Accounts:

Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We consider our accounts receivables to be favorably collectible.  Accordingly, we have not recorded an allowance for doubtful accounts at June 30, 2012 and September 30, 2011.

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

During the nine months ended June 30, 2012, the Company made additional investments in the UAE joint venture of $45,600.  Based on the equity method, the 49% loss we recognized on this investment for the nine months ended June 30, 2012 was $44,150.  After factoring in the loss, our carrying value on this investment was $141,286 at June 30, 2012.

Balance as of September 30, 2011	$139,836
Additional investment	45,600
Loss on investment (49%)	(44,150)
Balance as of June 30, 2012	$141,286

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2012

NOTE 3 – INVESTMENT AT EQUITY (continued)

During the nine months ended June 30, 2012, the Company made an investment of $141,000 in the joint venture. Based on the equity method, the 50% loss we recognized on this investment for the nine months ended June 30, 2012 was $61,276. After factoring in the loss, our carrying value on this investment was $79,724 at June 30, 2012.

Balance as of September 30, 2011	$-
Additional investment	141,000
Loss on investment (50%)	(61,276)
Balance as of June 30, 2012	$79,724

NOTE 4- INVENTORY

Inventory consisting of parts, materials and assemblies is stated at the lower of cost or market. Cost is determined using the weighted cost method. Inventory was $284,219 and $202,189 at June 30, 2012 and September 30, 2011, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred.  Costs of major additions and betterments are capitalized.  Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets, which range from three to fifteen years.  Depreciation and amortization for the nine months ended June 30, 2012 and 2011 were $183,907 and $38,209, respectively, and $62,410 and $13,106 for the three months ended June 30, 2012 and 2011, respectively.

Property, plant and equipment consist of the following at June 30, 2012 and September 30, 2011:

	June 30, 2012 (Unaudited)	September 30, 2011

Computer equipment	$280,245	$242,149
Machinery and equipment	1,274,837	96,855
Furniture and fixtures	62,803	35,856
Leasehold improvements	62,469	62,469
Buildings	1,450,450	-
Construction in progress (1)	-	2,595,765
	$3,130,804	$3,033,094
Less: Accumulated depreciation	(342,323)	(158,416)
	$2,788,481	$2,874,678

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

Information with respect to uncompleted contracts at June 30, 2012 and September 30, 2011 is as follows:

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2012

NOTE 6 – BILLINGS IN EXCESS OF COSTS/COSTS IN EXCESS OF BILLINGS (continued)

	June 30, 2012	September 30, 2011
Costs in excess of billings:	(Unaudited)
Earnings on billings to date	$1,901,176	$2,105,478
Less: Billings	(1,584,265)	(1,584,265)
Total costs in excess of billings	$316,911	$521,213

	June 30, 2012	September 30, 2011
Billings in excess of costs:	(Unaudited)
Earnings on billings to date	$681,592	$-
Less: Billings	(1,196,000)	-
Total (billings in excess of costs)	$(514,408)	$-

NOTE 7- DEBT

Current Debt

The Company entered into a sixty month capital equipment lease with a third party commencing in December 2007. The total principal balance of this lease was $135,675 at an annual rate of 6.45%. At June 30, 2012, the outstanding principal balance was $15,613, all of which was classified as current debt.

Effective February 6, 2008, the Company was indebted for an unsecured loan to a third party. As of June 30, 2012, the principal balance of this loan was $80,538.  The loan is not collateralized, bears interest at an annual rate of 10% and is due on demand.  As of June 30, 2012, the balance of the loan including accrued interest was $95,877.

On May 16, 2012, the Company entered into a $400,000 line of credit with a bank, which bore interest at a rate of 5% per annum and was due on August 14, 2012. During the quarter, the Company borrowed an aggregate of $400,000 under the line. The line of credit was paid in full and terminated on June 14, 2012.

Long-Term Debt

Private Placement Offering – November/December 2011

On November 1, 2011, the Company issued to subscribers (“Subscribers”) 6% convertible promissory notes (“Notes”) in the aggregate principal amount of approximately $9.4 million and warrants (“Warrants”) to purchase approximately 2.2 million shares of Common Stock of the Company in the first of three (3) closings of a private placement (the “Offering”) for which the Company received cash proceeds of approximately $2.7 million and refinanced approximately $6.7 million of then existing short-term indebtedness. For each $100,000 invested, a Subscriber was issued a $100,000 principal amount Note and Warrants to purchase 23,530 shares of the Company’s Common Stock.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2012

NOTE 7- DEBT (continued)

The Notes are due five years after the respective date of issuance and are convertible into Common Stock at $4.25 per share (the “Conversion Price”), subject to weighted average adjustment for issuances of common stock or common stock equivalents below the Conversion Price, subject to certain exceptions. The Warrants issued with the debt have a five year life with an initial exercise price of $4.25 per share, subject to adjustment for issuances of common stock or common stock equivalents below the Conversion Price, subject to certain exceptions.

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

The Company has valued the Warrants, and the beneficial conversion features (“BCF”) of the Notes, to their maximum value in proportion to the Notes and had accounted for them as a discount to the debt. In certain circumstances the convertibility features and the attached Warrants contain reset provisions which adjust the conversion price of the Notes and the exercise price of the Warrants should the Company sell additional shares of common stock below the initial conversion price of the Notes or warrant exercise price as agreed to upon entry into the convertible notes payable. The Company has assessed that the reset provision for the convertibility feature and the warrant exercise price are such that they are not indexed to the Common Stock and is therefore a derivative in accordance with ASC 815-40 (formerly EITF 07-5). As such the derivative was valued on the date of its initiation, with each issuance of convertible debt, and will be re-valued at its fair value at each subsequent interim and annual reporting period.

The Company valued the Warrants and the BCF, and the resulting derivative liability, at $5,309,941 each for the Warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt during the first quarter of fiscal 2012. This discount will be amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the Warrants. The valuation of the Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.7% iii) risk free interest rate of 0.9% and expected term of 5 years. During the nine months ended June 30, 2012 the Company has amortized $1,386,500 of the of debt discount.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2012

NOTE 7 – DEBT (continued)

As of the date(s) of the Note issuances the aggregate fair value of the derivative was $10,619,882. The revaluation of the derivative as of June 30, 2012 resulted in a derivative value of $13,149,312. The change in fair value of the derivative from the date(s) of note issuance through June 30, 2012 resulted in a loss on the fair value of the derivative liability of $2,529,430 for the nine months ended June 30, 2012. The derivative liability was revalued on June 30, 2012 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 53.43% iii) risk free interest rate of 0.9% and expected term of 4.35 years.

In connection with the Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and

December 2011 valued at $212,040. The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the Warrants issued to the purchasers of Notes in the Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the Warrants issued to the purchasers of Notes in the Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $212,040 upon the Placement Agent Warrants grant, was revalued at $262,428 at June 30, 2012. The valuation at June 30, 2012 was valued based on the Black-Scholes Model with assumptions similar to those used to value the Warrants granted to the debt holders as of

June 30, 2012. The difference in valuation for the nine months ended June 30, 2012 was $50,388, accounted for as a loss on fair value of derivative.

Private Placement Offering – June 2012

On June 14, 2012, the Company issued to subscribers 6% convertible promissory notes due on June 14, 2017 (“2012 Notes”) in the aggregate principal amount of $5.0 million and warrants to purchase Common Stock (“2012 Warrants”) in a private placement (the “2012 Offering”) for aggregate gross cash proceeds of $5.0 million. For each $100,000 invested, a subscriber was issued a $100,000 principal amount 2012 Note and 2012 Warrants to purchase 20,000 shares of the Company’s Common Stock.

The 2012 Notes are convertible into Common Stock at $5.00 per share (the “Conversion Price”), subject to weighted average adjustment for issuances of common stock or common stock equivalents below the Conversion Price, subject to certain exceptions. Additionally, the Conversion Price may not be adjusted below $0.25.

Interest accrues on the 2012 Notes at 6% per annum. Interest is payable quarterly, commencing on June 30, 2012. At the Company’s option, interest may be payable in: (i) cash or (ii) shares of the Common Stock. If the Company elects to pay interest in shares of its Common Stock on an interest payment date, the number of shares issuable will be equal to the quotient obtained by dividing the amount of accrued and unpaid interest payable on such interest payment date by the lesser of: (i) the Conversion Price, and (ii) the average of the last sale price of the Common Stock during the ten (10) consecutive trading days ending on the fifth (5th) trading day immediately preceding such interest payment date (the “Average Price”), if the average daily trading volume (the “ADTV”) of the Common Stock for the ten (10) trading days prior to the interest payment date is less than $100,000 per day, provided, however if the ADTV is equal to or greater than $100,000, it will be the Average Price, and not the Conversion Price.

The outstanding principal amount of the 2012 Notes and accrued and unpaid interest thereon will automatically convert into a number of shares of Common Stock determined by dividing the outstanding principal amount of the 2012 Notes plus accrued and unpaid interest thereon, by the Conversion Price in effect on the mandatory conversion date. The mandatory conversion date is the date on which (i) the last sale price of the Common Stock on 20 of the 30 immediately preceding trading days equals or exceeds 200% of the Conversion Price; (ii) the shares issuable upon conversion of the 2012 Notes are eligible for resale under an effective registration statement and/or Rule 144 promulgated under the Securities Act of 1933, as amended, without restriction as to volume or manner of sale, and (iii) the ADTV during such 30 trading day period equals or exceeds $500,000.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2012

NOTE 7 – DEBT (continued)

If an event of default as defined in the 2012 Notes exists, the holder may declare the entire principal of, and all interest accrued and unpaid on, the 2012 Notes then outstanding to be due and payable.

The Company also entered into a registration rights agreement with the subscribers. Pursuant to the registration rights agreement, the Company agreed to file a registration statement within 90 days after the final closing date of the Offering which occurred on July 13, 2012 (the “Closing Date”) to register for resale the shares of Common Stock issuable upon conversion of the 2012 Notes and exercise of the 2012 Warrants and 2012 Placement Agent Warrants defined below (collectively, the “Registrable Shares”). In the event that the SEC limits the number of Registrable Shares that may be included in the registration statement, the Company shall include only those Registrable Shares permitted by the SEC and shall file additional registration statements at the earliest practical date as the Company is permitted to do so in accordance with SEC guidelines. The Company shall use its best efforts to cause (i) the registration statement to be effective within 150 days of the Closing Date, and (ii) any additional registration statements to be declared effective within 90 days of the required filing date.

In the event that a registration statement is not filed or declared effective by the SEC by the applicable deadline, the Company will pay to the holders of Registrable Shares an amount equal to 1% of the original principal amount of the investor’s 2012 Note, multiplied by a fraction with the numerator equal to the number of Registrable Shares that were required to be included in the Registration Statement which is not so filed, declared effective or maintained and otherwise are unsold at the time of such failure and the denominator equal to the sum of the total number of shares issued or issuable to the Investor upon conversion of the 2012 Notes and exercise of the 2012 Warrants purchased pursuant to the subscription agreement and owned by such holder.

The Company has valued the 2012 Warrants and the beneficial conversion features (“BCF”) of the 2012 Notes, to their maximum value in proportion to the notes and had accounted for them as a discount to the debt. In certain circumstances the convertibility features and the 2012 Warrants contain reset provisions which adjust the conversion price and the exercise price of the warrants should the Company sell additional shares of common stock below the initial conversion price of the 2012 Notes or 2012 Warrant exercise price as agreed to upon entry into the convertible notes payable. The Company has determined that the 2012 Notes are a derivative instrument due to the reset provision contained within the notes. A derivative liability was not recorded when the 2012 Offering was entered into as the value of the such a derivative was immaterial due to the Company's limited history with adjusting instruments from previous fundraisings that have similar reset provisions. If the 2012 Notes’ reset provision should be triggered, a reassessment of recording a derivative will be made at such time.

The Company valued the 2012 Warrants and the BCF at $1,580,308 each for a total of $3,160,616 recorded as a discount to the convertible debt during the third quarter of fiscal 2012. This discount will be amortized over the life of the 2012 Notes or until such time as the 2012 Notes are repaid or converted, or upon exercise of the 2012 Warrants. The valuation of the 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 53.43% iii) risk free interest rate of 0.9% and expected term of 5 years. During the nine months ended June 30, 2012 the Company has amortized $28,094 of the of debt discount.

In connection with the 2012 Offering, the Company paid a placement agent and another registered broker-dealer cash fees of approximately $274,000 in the aggregate. The Company issued to the placement agent warrants (the “2012 Placement Agent Warrants”) to purchase 41,700 shares of Common Stock, which expire on June 14, 2017. The 2012 Placement Agent Warrants contain substantially the same terms as those issued to subscribers.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2012

NOTE 7 – DEBT (continued)

	Principal
	As of
Current Debt- Third Party:	6/30/2012	9/30/2011	Maturity Date		Interest Rate	Secured
	(Unaudited)
Loan Payable- Third Party	$80,538	$80,538	Upon Demand		10%	No
Lease Payable- Bank (current portion)	15,613	30,242	12/31/2012		6.45%	Yes
Total Current Debt- Third Party	$96,151	$110,780

Long-Term Debt – Third Party:
Convertible Notes	3,665,763	-	11/1/2016		6%	No
Convertible Notes	1,250,000	-	11/18/2016		6%	No
Convertible Notes	925,000	-	12/9/2016		6%	No
Convertible Notes	3,965,000	-	6/14/2017		6%	No
Promissory Notes – Line of Credit	-	1,500,000	11/1/2016	(1)	6%	No
Line of Credit - Bank	-	1,000,000	11/1/2016	(1)	6%	No
Promissory Note – Bank	-	300,000	11/1/2016	(1)	6%	No
Lease Payable- Bank	-	7,869	12/31/2012		6.45%	Yes
Discount on Convertible Notes	(7,842,348)	-
Amortization of Discount	705,118	-
Total Long-Term Debt – Third Party	$2,668,533	$2,807,869

Long-Term Debt- Related Party:
Convertible Notes – Related Party	$5,683,757	$-	11/1/2016		6%	No
Convertible Notes – Related Party	100,000	-	11/18/2016		6%	No
Convertible Notes – Related Party	1,035,000	-	6/14/2017		6%	No
Loan Payable- Related Party	-	273,000	11/1/2016	(1)	6%	No
Loan Payable- Related Party	-	273,000	11/1/2016	(1)	6%	No
Loan Payable – Related Party	-	220,763	11/1/2016	(1)	6%	No
Loan Payable – Related Party	-	133,571	11/1/2016	(1)	6%	No
Loan Payable – Related Party	-	775,000	11/1/2016	(1)	6%	No
Promissory Notes – Line of Credit	-	1,750,000	11/1/2016	(1)	6%	No
Discount on Convertible Notes	(5,938,150)	-
Amortization of Discount	709,476	-
Total Long-Term Debt- Related Party	$1,590,083	$3,425,334

(1)	This debt was reclassified from current to long-term pursuant to ASC 470-10-45-14. On November 1, 2011, as part of the Offering, this debt was refinanced through the issuance of long-term notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2012

NOTE 7 – DEBT (continued)

Capital lease payable to bank*	6/30/2012	9/30/2011
	(Unaudited)
Secured by equipment	$15,613	$38,111
Less: current maturities	(15,613)	(30,242)
Total long-term debt	$-	$7,869

*payable in monthly installments of $2, 651 including interest at 6.448% maturing on December 1, 2012

NOTE 8- EQUITY

Common Stock:

On April 11, 2012, the Company issued 11,765 shares of common stock to Dave Koch, our COO, pursuant to his employment agreement as payment for services provided. These shares of stock were issued at $4.25 per share and the Company recorded an expense of $50,001 related to this issuance.

On June 30, 2012, the Company issued 40,925 shares of common stock in lieu of a cash payment of $173,890 of interest for the quarter ended June 30, 2012. Pursuant to the terms of the Notes, these shares of stock were issued at $4.25 per share.

On June 30, 2012, the Company issued 2,795 shares of common stock in lieu of a cash payment of $13,151 of interest for the quarter ended June 30, 2012. Pursuant to the terms of the 2012 Notes, these shares of stock were issued at $4.73 per share.

At June 30, 2012, the Company reserved shares of common stock for issuance upon exercise as follows:

Options	641,385
Warrants	8,472,266
Convertible Notes	3,735,206
Total Shares Reserved	12,848,857

Options:

As of June 30, 2012, there was approximately $67,000 of total unrecognized costs related to unvested stock options granted to employees. These costs are expected to be recognized over the next two fiscal years.

Warrants:

Pursuant to the 2012 Offering described in Note 7, on June 14, 2012, we issued 2012 Warrants to subscribers to purchase 1,000,000 shares of Common Stock of the Company.

In connection with the 2012 Offering, we issued warrants to the placement agent (the “2012 Placement Agent Warrants”) to purchase shares of Common Stock. We issued 2012 Placement Agent Warrants to purchase 41,700 shares of Common Stock in June 2012. We valued and expensed these warrants at $96,352 during the three months ended June 30, 2012, based on the Black-Scholes Model. These warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants.

The 2012 Warrants are exercisable at $5.00 per share, subject to weighted average adjustment for issuance below the exercise price, subject to certain exceptions. Additionally, the Exercise Price may not be adjusted below $0.25. Cashless exercise is permitted if the average trading volume of the Company’s Common Stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the Common Stock during the five (5) consecutive trading days prior to the notice of exercise. In certain instances, a holder shall not be permitted to exercise the 2012 Warrants if such exercise would result in such holder’s total ownership of the Company’s Common Stock exceeding 4.9%. The 2012 Warrants expire on June 14, 2017.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2012

NOTE 9 - RELATED PARTY TRANSACTIONS

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our Company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us.  Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President, and is a principal stockholder of our Company.  SB&G entered into a lease with Boomerang Utah dated October 1, 2008, relating to premises located at 324 West 2450 North, Building A, Logan, Utah (“Building A”).  The Company assumed this lease in February 2008.  The initial term of the lease was for one year with an annual rent of $260,610 plus real property and school taxes. In addition, Boomerang is obligated to pay for all utilities, repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities.  On March 15, 2010, Boomerang and SB&G agreed to maintain these terms until September 30, 2011. This lease has been extended on a month-to-month basis.  On November 1, 2011, deferred rental payments totaling $220,763 were refinanced as part of the private placement offering described in Note 7 – Debt. Deferred rental payments totaling $132,457 have been accrued as of June 30, 2012 and classified as due to related party on our balance sheet.

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

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to Zions Bank. The principal amount due was $745,578 as of June 30, 2012, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang and Messrs. Gene Mulvihill, Stan Checketts, and Burton Koffman (“Koffman”) are the joint and several guarantors of this promissory note.  Gene Mulvihill is the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

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

The Company used the services of Coordinate Services, Inc. for product development.  The owner of this company is Gene Mulvihill, Jr. who is the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense for the nine months ended June 30, 2012 and 2011 was $116,103 and $106,694 respectively; which is recorded under Research and Development expenses.

The Company reimbursed North Jersey Management Services, Inc. for payroll related expenses for the services of Joseph Bellantoni, the former Chief Financial Officer of the Company, and Maureen Cowell, the Company’s Corporate Secretary.  Mr. Bellantoni is also the President and Mrs. Cowell is the Vice President of North Jersey Management Services, Inc.  The amount of this expense for the nine months ended June 30, 2012 and 2011 was $58,500 and $58,500 respectively; which is recorded under General and Administrative expenses.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2012

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

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

The Resort owns and operates seven golf courses, two hotels and a fitness facility and develops real estate in Sussex County NJ, which is comprised of more than 40 additional entities, including the above named entities. Gail Mulvihill owns 50% of each of Builders, Cascades and Route 94 and, indirectly, through these and various other entities, Gail Mulvihill and her family own approximately 50% of the Resort. Except as set forth above, no other officer, director or 5% or greater stockholder of the Company has any equity interest in Builders, Cascades or Route 94.  The Company incurred expenses of $0 and approximately $1,037,700 for Builders during the nine months ended June 30, 2012 and 2011, respectively. The Company incurred expenses of approximately $47,000 and $73,000 for Cascades for the nine months ended June 30, 2012 and 2011, respectively. No expenses were incurred for Route 94 during the nine months ended June 30, 2012 and 2011.

During the quarter ended June 30, 2012, the Resort paid $50,000 to the Company for the purchase of mechanical parking equipment that will be provided by Boomerang-Stokes Mechanical Parking LLC. At June 30, 2012, the Company recorded this amount as a payable and has subsequently paid the amount in full to Boomerang-Stokes Mechanical Parking LLC.

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

In connection with the 2012 Offering, the following related parties of the Company participated in the 2012 Offering.

Name	2012 Notes issued in 2012 Offering	2012 Warrants issued in 2012 Offering
MRP Holdings LLC(1)	$150,000	30,000
Sail Energy, LLC(2)	$510,000	102,000
Heather Mulvihill(3)	$100,000	20,000
IA 545 Madison Assoc.(4)	$200,000	40,000
David Kent and Christine W. Koch(5)	$75,000	15,000

(1)	Mark R. Patterson, the sole member of MRP Holdings LLC, is the Company’s Chief Executive Officer and a director.
(2)	Sail Energy, LLC is owned by Gail Mulvihill, a principal stockholder and mother of Christopher Mulvihill, the Company’s President and director.
(3)	Heather Mulvihill is the sister-in-law of Christopher Mulvihill and daughter-in-law of Gail Mulvihill.
(4)	Burton I. Koffman, a partner of IA 545 Madison Assoc., is a principal stockholder of the Company.
(5)	David Kent Koch is the Company’s Chief Operating Officer.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE NINE MONTHS ENDED JUNE 30, 2012

NOTE 10- COMMITMENTS AND CONTINGENCIES

Boomerang Utah is a joint and several guarantor on a twenty-year promissory note owing to Zions bank in the principal amount of $745,578, bearing interest at 3.807% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  Messrs. Gene Mulvihill, Checketts, and Koffman, are the other joint and several guarantors of the promissory note.

We entered into a five year lease on a new principal office, which expires in November 2016. The aggregate future minimum annual rental payments on this lease, exclusive of escalation payments for taxes and operating costs, are as follows:

Twelve months ended June 30, 2013	$141,028
June 30, 2014	146,541
June 30, 2015	152,053
June 30, 2016	157,566
June 30, 2017	66,609
Total	$663,797

NOTE 11 – SUBSEQUENT EVENTS

On July 13, 2012, the Company issued to subscribers 2012 Notes in the aggregate principal amount of $1.2 million and 2012 Warrants to purchase an aggregate of 240,000 shares of Common Stock in a private placement (the “2012 Offering”) for aggregate gross cash proceeds of $1.2 million. For each $100,000 invested, a subscriber was issued a $100,000 principal amount Note and Warrants to purchase 20,000 shares of the Company’s Common Stock. In connection with the 2012 Offering, the Company paid a placement agent and another registered broker-dealer cash fees of approximately $78,000 in the aggregate. The Company issued to the placement agent warrants (the “2012 Placement Agent Warrants”) to purchase 13,100 shares of Common Stock, which expire on June 14, 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the nine months ended June 30, 2012 increased by $3,195,508 to $3,261,098 as of June 30, 2012. At the present time, our working capital together with cash from ongoing projects are sufficient to support our marketing activities, administrative requirements and existing projects. However, to implement our full business plan, we may require additional funds during the fiscal year ending September, 2013, and would anticipate seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations.

For the nine months ended June 30, 2012, the Company had a net loss of $13,378,735. Included in this net loss were several non-cash expenses that did not decrease liquidity. These non-cash expenses include depreciation of $183,907, amortization of discount on convertible debt of $1,414,594, issuance of common stock for interest of $469,160, issuance of common stock for services of $50,001, a loss on equity investment of $105,426, expenses from the issuance of stock options of $472,399 and the issuance of warrants of $680,554, and a non-cash loss on the fair value of derivative of $2,579,818. Cash decreased as the Company experienced a nine month increase in inventories of $82,030, in security deposit of $20,825, in prepaid expenses and other assets of $21,892, in estimated loss on uncompleted contract of $443,631, and in restricted cash of $593,228, which represents cash received on a rack and rail project and placed in escrow until certain milestones are reached. Additionally, decreases in accounts payable and accrued liabilities of $100,356 and in deposits payable of $55,000 contributed to decreased liquidity. These items were offset by a decrease in notes receivable of $16,748, in accounts receivable of $185,976, and in costs in excess of billings of $204,302, and in increases in due to related party of $132,457 and in billings in excess of costs of $514,408. After reflecting the net changes in assets and liabilities, net cash used in operations was $6,798,685 for the nine months ended June 30, 2012.

Financing activities provided $10,278,503 for the nine months ended June 30, 2012. Net cash provided by financing activities consisted of $2,176,000 of proceeds from notes payable and $9,825,000 of proceeds from private placements of convertible notes and warrants, offset by $1,722,497 of note repayments.

During the nine months ended June 30, 2012, net cash used in investing activities consisted of an increase in equity investment of $186,600 and an increase in property, plant and equipment of $97,710. Accordingly, net cash used in investing activities was $284,310.

There were no off-balance sheet arrangements during the nine months ended June 30, 2012 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

November/December 2011 Offering

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

Name	Indebtedness Converted		Notes issued in Offering	Warrants issued in Offering
HSK Funding Inc.(1)	$254,000		$254,000	59,765
Lake Isle Corporation(2)	$1,761,917	(10)	$1,761,917	414,570
Christopher Mulvihill(3)	$1,451,000	(11)	$1,451,000	341,412
James Mulvihill TTEE Sunset Group Inc. PSP(4)	$253,917		$253,917	59,745
MRP Holdings LLC and Mark R Patterson Revocable Trust(5)	$608,014		$608,014	143,063
Sail Energy LLC(6)	$300,142		$300,142	70,622
Stan Checketts Properties, L.C.(7)	$133,571		$133,571	31,429
SB&G Properties LLC(8)	$220,763		$220,763	51,945
Venturetek L.P.(9)	$292,461		$292,461	68,815

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

The Company has valued the Warrants and the beneficial conversion features (“BCF”) of the Notes, to their maximum value in proportion to the Notes and had accounted for them as a discount to the debt. In certain circumstances the convertibility features and the Warrants contain reset provisions which adjust the conversion price of the Notes and the exercise price of the Warrants should the Company sell additional shares of common stock below the initial conversion price of the Notes or Warrant exercise price as agreed to upon entry into the convertible notes payable. The Company has assessed that the reset provision for the convertibility feature and the warrant exercise price are such that they are not indexed to the Common Stock and is therefore a derivative in accordance with ASC 815-40 (formerly EITF 07-5). As such the derivative was valued on the date of its initiation, with each issuance of convertible debt, and will be re-valued at its fair value at each subsequent interim and annual reporting period.

The Company valued the Warrants and the BCF, and the resulting derivative liability at $5,309,941 each for the Warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt. This discount will be amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the Warrants. The valuation of the Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.7% iii) risk free interest rate of 0.9% and expected term of 5 years. During the nine months ended June 30, 2012 the Company has amortized $1,386,500 of the of debt discount.

As of the date(s) of the Note issuances, the fair value of the derivative was $10,619,882. The revaluation of the derivative as of June 30, 2012 resulted in a derivative value of $13,149,312. The change in fair value of the derivative from the date(s) of Note issuance through June 30, 2012 resulted in a loss on the fair value of the derivative liability of $2,529,430 for the nine months ended June 30, 2012. The derivative liability was revalued on June 30, 2012 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 53.43% iii) risk free interest rate of 0.9% and expected term of 4.35 years.

In connection with the Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040. These warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the warrants granted to the debt holders. These warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. These warrants, similar to those of given to the convertible debt holders, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of these Placement Agent Warrants. The derivative liability valued at $212,040 upon the warrants grant, was revalued at $262,428 at June 30, 2012. The valuation at June 30, 2012 was valued based on the Black-Scholes Model with assumptions similar to those used to value the warrants granted to the debt holders as of June 30, 2012. The difference in valuation for the nine months ended June 30, 2012 was $50,388, accounted for as a loss on fair value of derivative.

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

On May 16, 2012, we entered into a line of credit for up to $400,000 with Highlands State Bank (the “Bank”). This line of credit is secured by our accounts receivable and a checking account in the name of Princeton London Investment Fund Corp. (“PLIF”). The amount in the PLIF checking account was funded by Mark R. Patterson, a principal stockholder and our Chief Executive Officer and Director, Christopher Mulvihill, our President and Director, and Gene Mulvihill, the father of Christopher Mulvihill and husband of Gail Mulvihill, a principal stockholder. As of the date hereof, each had funded $100,000. This loan was paid in full on June 14, 2012.

June 2012 Offering

On June 14, 2012, the Company issued to subscribers 6% convertible promissory notes due on June 14, 2017 (“2012 Notes”) in the aggregate principal amount of $5.0 million and warrants to purchase Common Stock (“2012 Warrants”) in a private placement (the “2012 Offering”) for aggregate gross cash proceeds of $5.0 million. For each $100,000 invested, a subscriber was issued a $100,000 principal amount 2012 Note and 2012 Warrants to purchase 20,000 shares of the Company’s Common Stock.

In connection with the 2012 Offering, the following related parties of the Company participated in the 2012 Offering.

Name	Notes issued in Offering	Warrants issued in Offering
MRP Holdings LLC(1)	$150,000	30,000
Sail Energy, LLC(2)	$510,000	102,000
Heather Mulvihill(3)	$100,000	20,000
IA 545 Madison Assoc.(4)	$200,000	40,000
David Kent and Christine W. Koch(5)	$75,000	15,000

(1) Mark R. Patterson, the sole member of MRP Holdings LLC, is the Company’s Chief Executive Officer and a director.

(2) Sail Energy, LLC is owned by Gail Mulvihill, a principal stockholder and mother of Christopher Mulvihill, the Company’s President and director.

(3) Heather Mulvihill is the sister-in-law of Christopher Mulvihill and daughter-in-law of Gail Mulvihill.

(4) Burton I. Koffman, a partner of IA 545 Madison Assoc., is a principal stockholder of the Company.

(5) David Kent Koch is the Company’s Chief Operating Officer.

The 2012 Notes are convertible into Common Stock at $5.00 per share (the “Conversion Price”), subject to weighted average adjustment for issuances of common stock or common stock equivalents below the Conversion Price, subject to certain exceptions. Additionally, the Conversion Price may not be adjusted below $0.25.

Interest accrues on the 2012 Notes at 6% per annum. Interest is payable quarterly, commencing on June 30, 2012. At the Company’s option, interest may be payable in: (i) cash or (ii) shares of the Common Stock. If the Company elects to pay interest in shares of its Common Stock on an interest payment date, the number of shares issuable will be equal to the quotient obtained by dividing the amount of accrued and unpaid interest payable on such interest payment date by the lesser of: (i) the Conversion Price, and (ii) the average of the last sale price of the Common Stock during the ten (10) consecutive trading days ending on the fifth (5th) trading day immediately preceding such interest payment date (the “Average Price”), if the average daily trading volume (the “ADTV”) of the Common Stock for the ten (10) trading days prior to the interest payment date is less than $100,000 per day, provided, however if the ADTV is equal to or greater than $100,000, it will be the Average Price, and not the Conversion Price.

The outstanding principal amount of the 2012 Notes and accrued and unpaid interest thereon will automatically convert into a number of shares of Common Stock determined by dividing the outstanding principal amount of the 2012 Notes plus accrued and unpaid interest thereon, by the Conversion Price in effect on the mandatory conversion date. The mandatory conversion date is the date on which (i) the last sale price of the Common Stock on 20 of the 30 immediately preceding trading days equals or exceeds 200% of the Conversion Price; (ii) the shares issuable upon conversion of the 2012 Notes are eligible for resale under an effective registration statement and/or Rule 144 promulgated under the Securities Act of 1933, as amended, without restriction as to volume or manner of sale, and (iii) the ADTV during such 30 trading day period equals or exceeds $500,000.

If an event of default as defined in the 2012 Notes exists, the holder may declare the entire principal of, and all interest accrued and unpaid on, the 2012 Notes then outstanding to be due and payable.

For so long as the 2012 Notes are outstanding, without the prior written consent of the holders of at least a majority of the aggregate principal amount of the 2012 Notes, the Company may not:

•	create, incur, assume or suffer to exist, any indebtedness, contingent and otherwise, which should, in accordance with generally accepted accounting principles consistently applied, be classified upon the Company's balance sheet as liabilities and which would be senior or pari passu in right of payment to the 2012 Notes, except for: (i) secured or unsecured debt issued to a bank or financial institution on commercially reasonable terms, or (ii) any other debt not to exceed $5 million, individually, or in the aggregate;

•	and may not permit its subsidiaries to, engage in any transactions with any officer, director, employee or any affiliate of the Company, including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer, director or such employee or, to the knowledge of the Company, any entity in which any officer, director, or any such employee has a substantial interest or is an officer, director, trustee or partner, in each case in excess of $50,000, other than: (i) for payment of reasonable salary for services actually rendered, as approved by the Board of Directors of the Company as fair in all respects to the Company, (ii) reimbursement for expenses incurred on behalf of the Company (iii) transactions and written arrangements in existence on the date of the initial issuance of the 2012 Notes, and any amendments, modifications, cancellations, terminations, limitations and waivers approved by a majority of the independent disinterested directors of the Company; and

•	and may not permit any subsidiary to: (i) declare or pay any dividends or make any distributions to any holder(s) of Common Stock or such subsidiaries (other than dividends and distributions from a subsidiary to the Company) or (ii) purchase or otherwise acquire for value, directly or indirectly, any shares or other equity security of the Company, other than the 2012 Notes or 2012 Warrants.

The 2012 Warrants are exercisable at $5.00 per share, subject to weighted average adjustment for issuance below the exercise price, subject to certain exceptions. Additionally, the Exercise Price may not be adjusted below $0.25. Cashless exercise is permitted if the average trading volume of the Common Stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the Common Stock during the five (5) consecutive trading days prior to the notice of exercise. In certain instances, a holder shall not be permitted to exercise the 2012 Warrants if such exercise would result in such holder’s total ownership of the Company’s Common Stock exceeding 4.9%. The 2012 Warrants expire on June 14, 2017.

The Company valued the 2012 Warrants and the BCF at $1,580,308 each for a total of $3,160,616 recorded as a discount to the convertible debt during the third quarter of fiscal 2012. This discount will be amortized over the life of the 2012 Notes or until such time as the 2012 Notes are repaid or converted, or upon exercise of the 2012 Warrants. The valuation of the 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 53.43% iii) risk free interest rate of 0.9% and expected term of 5 years. During the nine months ended June 30, 2012 the Company has amortized $28,094 of the of debt discount.

In connection with the 2012 Offering, the Company paid a placement agent and another registered broker-dealer cash fees of approximately $274,000 in the aggregate. The Company issued to the placement agent warrants (the “2012 Placement Agent Warrants”) to purchase 41,700 shares of Common Stock, which expire on June 14, 2017. The 2012 Placement Agent Warrants contain substantially the same terms as those issued to subscribers.

The Company also entered into a registration rights agreement with the subscribers. Pursuant to the registration rights agreement, the Company agreed to file a registration statement within 90 days after the final closing date of the 2012 Offering which occurred on July 13, 2012 (the “Closing Date”) to register for resale the shares of Common Stock issuable upon conversion of the 2012 Notes and exercise of the 2012 Warrants and 2012 Placement Agent Warrants (collectively, the “2012 Registrable Shares”). In the event that the SEC limits the number of 2012 Registrable Shares that may be included in the registration statement, the Company shall include only those 2012 Registrable Shares permitted by the SEC and shall file additional registration statements at the earliest practical date as the Company is permitted to do so in accordance with SEC guidelines. The Company shall use its best efforts to cause (i) the registration statement to be effective within 150 days of the Closing Date, and (ii) any additional registration statements to be declared effective within 90 days of the required filing date.

In the event that a registration statement is not filed or declared effective by the SEC by the applicable deadline, the Company will pay to the holders of 2012 Registrable Shares an amount equal to 1% of the original principal amount of the investor’s 2012 Note, multiplied by a fraction with the numerator equal to the number of 2012 Registrable Shares that were required to be included in the registration statement which is not so filed, declared effective or maintained and otherwise are unsold at the time of such failure and the denominator equal to the sum of the total number of shares issued or issuable to the Investor upon conversion of the 2012 Notes and exercise of the 2012 Warrants purchased pursuant to the subscription agreement and owned by such holder.

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE NINE MONTHS ENDED JUNE 30, 2012 COMPARED WITH NINE MONTHS ENDED JUNE 30, 2011

Revenues were $477,290 for the nine months ended June 30, 2012 compared with $1,319,620 for the nine months ended June 30, 2011.  The decrease was due to the rail-based parking system project that commenced in fiscal 2010 being substantially complete during the first fiscal quarter of 2011.  This revenue was recognized using the percentage of completion method.

Cost of goods sold were $2,069,846 for the nine months ended June 30, 2012 compared with $2,496,467 for nine months ended June 30, 2011.  The decrease was due to the rail-based parking system project that commenced in fiscal 2010 being substantially complete during the first fiscal quarter of 2011. In both years, cost of goods sold exceeded revenues due to the continued loss on the rack and rail project that commenced in 2010. However, during the nine months ended June 30, 2012, the Company allocated additional resources that incurred expenses of approximately $1,000,000 for the rail-based parking project that commenced in fiscal 2010. In addition to this, the Company incurred an expense of $443,631 during the nine months ended June 30, 2012, related to the estimated loss that will be incurred on the rail-based system.

Sales and marketing expenses were $877,831 during the nine months ended June 30, 2012 compared with $1,891,800 during the nine months ended June 30, 2011, for a decrease of $1,013,969. The decrease was primarily the result of incurring a non-cash expense of $1,000,000 for the issuance of stock options during the nine months ended June 30, 2011. Advertising expenses for the nine months ended June 30, 2012 and 2011 were $114,783 and $201,374, respectively. As of June 30, 2012 and 2011, the Company employed four full-time salesmen and one full-time support person, whose salaries are recorded under sales and marketing expense.

General and administrative expenses were $5,165,169 during the nine months ended June 30, 2012 compared with $6,842,084 during the nine months ended June 30, 2011, for a decrease of $1,676,915. This decrease was primarily due to a reduction of approximately $3,250,000 in non-cash expenses incurred in connection with issuances of stock options and warrants. Offsetting this reduction were increases of approximately $940,000 of costs related to fund raising, approximately $418,000 of payroll and payroll related expenses, and an increase of approximately $200,000 related to professional fees.

Research and development expenses were $1,033,435 during the nine months ended June 30, 2012 compared with $1,792,653 during the nine months ended June 30, 2011, for a decrease of $759,218. The decrease was due to less resources being needed to complete existing research and development projects during the nine months ended June 30, 2012.

Depreciation and amortization expenses were $183,907 during the nine months ended June 30, 2012 compared to $38,209 during the nine months ended June 30, 2011, for an increase of $145,698. This increase was the result of placing the demonstration facility at Crystal Springs into service and purchasing additional fixed assets during the nine months ended June 30, 2012.

Interest expense was $486,299 during the nine months ended June 30, 2012, compared with $60,858 during the nine months ended June 30, 2011, for an increase of $425,441. This increase is due to an increase in outstanding indebtedness due to the issuance of Notes in the Offerings in November and December 2011 and June 2012.

Financing costs were $0 during the nine months ended June 30, 2012, compared with $3,899,866 during the nine months ended June 30, 2011. The expenses incurred during the nine months ended June 30, 2011 were for the issuance of warrants related to drawing down on a line of credit.

In connection with the Offering, the Company recorded a discount for the BCF and the attached warrants. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. These warrants and the BCF were deemed not indexed to the Company’s common stock and accordingly the Company recorded a derivative liability. The derivative liability is required to be revalued at each interim and annual reporting date until such time that it is settled. This revaluation resulted in a loss on fair value of derivative of $2,579,818 during the nine months ended June 30, 2012. With respect to the 2012 Offering, the Company recorded a discount for the BCF and the attached warrants. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. The Company has determined that the 2012 Offering is indexed to the Company’s common stock and has not recorded a derivative liability. During the nine months ended June 30, 2012 the Company amortized an aggregate of $1,414,594 of the of debt discount for the Offering and the 2012 Offering.

As of June 30, 2012, we had ten contracts. Two contracts, both rack and rail parking projects, were in the process of being implemented. The other eight outstanding contracts, all of which are for projects awaiting various approvals and financing which, if obtained, are expected to result in these contracts generating revenue in the future for the Company.  Because it is uncertain as to whether any of these projects will ever receive the permitting or financing required to move forward, there can be no assurances that these contracts will generate any revenue.  Of these eight contracts, one is for a rack and rail self-storage system, one is for a design contract for a RoboticValet™ parking system and the other six are for RoboticValet™ parking systems.

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2011

Revenues were $96,512 for the quarter ended June 30, 2012, compared with $0 for the quarter ended June 30, 2011.  The increase in 2012 revenue was attributable to the implementation of an additional rail-based parking system project that commenced in fiscal 2011. This revenue was recognized using the percentage of completion method.

Cost of goods sold were $1,345,313 for the quarter ended June 30, 2012, compared with $473,934 for quarter ended June 30, 2011.  The 2012 increase was due to larger losses realized on the rack and rail project that commenced in 2010. In both years, cost of goods sold exceeded revenues due to the continued loss on the rack and rail project that commenced in 2010. However, during the three months ended June 30, 2012, the Company allocated additional resources that incurred expenses of approximately $440,000 for the rail-based parking project that commenced in fiscal 2010. In addition to this, the Company incurred an expense of $540,200 during the quarter ended June 30, 2012 to increase the estimated loss that will be incurred on this rail-based system from $91,915 to $632,115.

Sales and marketing expenses were $271,067 during the quarter ended June 30, 2012, compared with $298,860 during the quarter ended June 30, 2011, for a decrease of $27,793. Advertising expenses for the three months ended June 30, 2012 and 2011 were $42,944 and $62,591 respectively.

General and administrative expenses were $1,598,414 during the three months ended June 30, 2012, compared with $1,060,401 during the three months ended June 30, 2011, for an increase of $538,013. This increase was primarily due to the approximately $460,000 increase in non-cash expenses incurred in connection with issuances of stock options and warrants and an increase in payroll and payroll related expense of $55,000.

Research and development expenses were $437,731 during the three months ended June 30, 2012, compared with $471,022 during the three months ended June 30, 2011, as comparable resources were allocated to existing research and development projects in the two periods.

Depreciation and amortization was $62,410 during the three months ended June 30, 2012, compared to $13,106 during the three months ended June 30, 2011, for an increase of $49,304. This increase was the result of placing the demonstration facility at Crystal Springs into service and purchasing additional fixed assets during the quarter.

Interest expense was $190,983 during the three months ended June 30, 2012, compared with $32,709 during the three months ended June 30, 2011, for an increase of $158,274. This increase was due to an increase in outstanding indebtedness due to the issuance of the Notes in the Offerings in November and December 2011 and June 2012.

Financing costs were $0 during the three months ended June 30, 2012, compared with $974,939 during the three months ended June 30, 2011. The expenses incurred during the three months ended June 30, 2011 were for the issuance of warrants related to drawing down on a line of credit.

In connection with the Offering, the Company recorded a discount for the BCF and the attached warrants. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. These warrants and the BCF were deemed not indexed to the Company’s common stock and accordingly the Company recorded a derivative liability. The derivative liability is required to be revalued at each interim and annual reporting date until such time that it is settled. This revaluation resulted in a loss on fair value of derivative of $2,867,674 during the three months ended June 30, 2012. With respect to the 2012 Offering, the Company recorded a discount for the BCF and the attached warrants. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. The Company has determined that the 2012 Offering is indexed to the Company’s common stock and has not recorded a derivative liability. During the three months ended June 30, 2012, the Company amortized an aggregate of $559,090 of the of debt discount for the Offering and the 2012 Offering.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the three months ended June 30, 2012 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Cash and Cash Equivalents- For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable – Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We consider our accounts receivables to be favorably collectible.  Accordingly, we have not recorded an allowance for doubtful accounts at June 30, 2012 and 2011, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Company's principal executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012 in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure due to our inability to record, process, summarize and report within the time periods specified in the SEC’s rules and forms. We plan on taking measures to educate appropriate staff as to the reporting requirements and implement a process by which management is alerted to events requiring disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 11, 2012, the Company issued 11,765 shares of common stock to Dave Koch, our COO, pursuant to his employment agreement as payment for services provided. These shares of stock were issued at $4.25 per share and the Company recorded an expense of $50,001 related to this issuance.

On June 30, 2012 the Company issued 40,925 shares of common stock in lieu of a cash payment of $173,890 of interest for the quarter ended June 30, 2012. Pursuant to the terms of the Notes, these shares of stock were issued at $4.25 per share.

On June 30, 2012 the Company issued 2,795 shares of common stock in lieu of a cash payment of $13,151 of interest for the quarter ended June 30, 2012. Pursuant to the terms of the 2012 Notes, these shares of stock were issued at $4.73 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation as amended to date

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 (furnished, not filed)

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 1350 (furnished, not filed)

101 The following materials from Boomerang Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited, Consolidated Statements of Operations for the Nine and Three Months Ended June 30, 2012 and 2011, (ii) Unaudited, Consolidated Balance Sheets as of June 30, 2012 and September 30, 2011, (iii) Unaudited, Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2012 and 2011, and (iv) Notes to Unaudited, Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

Dated: August 14, 2012	By: /s/ Mark R. Patterson
Mark Patterson
Principal Executive Officer

Dated: August 14, 2012	By: /s/ Scott Shepherd
Scott Shepherd
Principal Financial Officer
and Principal Accounting Officer

