Form 10-K
period 2012-09-30
Boomerang Systems, Inc.
filed 2013-01-15
CIK 314712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $14,596,435 as of March 31, 2012

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  7,559,694 as of January 11, 2013

Item 1. Business.

Background and General Activities

Background

Our company, Boomerang Systems, Inc, is engaged in the business of marketing, designing, engineering, manufacturing, installing and servicing its own line of fully automated parking systems and fully automated self storage systems, with corporate and sales offices in Florham Park, New Jersey, and a research, design, production and testing center in Logan, Utah.

Boomerang entered the business of automation by developing and marketing automated self-storage systems to provide the space efficiency, security, and convenience of 100% “drive-up accessible” vertical self-storage in densely populated urban locations with high real estate values. This system, which we refer to as Boomerang’s Automated Locker Retrieval System or ALRS, stores steel storage containers in a steel rack system with a central open atrium and shuttles that move along a rail (i.e., “rack & rail”) transport containers back and forth between storage locations and ground floor loading bays.

While promoting our self storage system, we received numerous inquiries to provide space-saving automated parking systems. In 2007, we began to develop automated parking systems or APSs, to expand our product line and enter that business. While we believe the automated self-storage has significant potential, we believe the demand for automated parking systems is substantially larger.

To serve this market, we have developed two automated parking product lines, which we refer to as “rack & rail” systems and “RoboticValet®” systems. While our rack & rail systems compete with other rail or track based automated parking systems offered by other automated parking providers, we believe that our RoboticValet system is unique in the marketplace with distinct advantages over other systems historically offered by competitors.

Boomerang has the rights to various trademarks, trade names or service marks used in its business, including RoboticValet and TrafficMaster™. In addition, we have filed patent applications with respect to certain aspects of our automated parking and self-storage systems. To date we have been awarded a patent on our automated self-storage system and two patents on subsystems for our RoboticValet system.

General Activities

Since we entered the business of automation in 2007, we have manufactured and implemented eleven systems. Six of these systems were developed as prototypes at our testing center in Utah. The first of these test systems was an automated self-storage system. The next three were rack & rail automated parking systems, and the next two were RoboticValet parking systems. While these test systems have not generated any revenue for our company, we believe the development of these systems has been instrumental in advancing our understanding of the business, our proprietary technology and our implementation capabilities. In addition, being able to demonstrate these systems to prospective customers has proven useful in advancing our sales efforts.

The other five systems that we have manufactured were built for commercial use. Two of these systems were installed for third parties in 2008. The first system is a fully automated self storage facility installed in New Kensington, a suburb of Pittsburgh, PA for a self storage operator with multiple locations in the greater Pittsburgh area. The facility is a six level high steel rack system that houses 110 self storage containers, 60 of which are partitioned, so there are actually 170 leasable units in the system. Storage units in the system are retrieved and delivered automatically to one of five drive up accessible loading bays when requested by tenants via a kiosk adjacent to the loading bay or remotely via an access control panel upon the tenant entering the property. Following the opening of this facility in Pennsylvania, we are aware of two automated self-storage facilities being implemented by a competitor.

The second system installed for a commercial use in 2008 was a rack & rail automated parking system installed in San Juan del Rio, Queretaro, Mexico. This six level system has the capacity to store eleven vehicles which can be retrieved to a ground floor loading bay via a kiosk. The system is used by the customer for employee parking.

The third system in commercial use is an APS, installed at the Crystal Springs Golf & Spa Resort complex in Sussex County, NJ on property owned by Route 94 Development Corporation. Route 94 Development Corporation is principally owned by Gail Mulvihill, who also has a substantial ownership interest in Boomerang and is the mother of Christopher Mulvihill, our President. The structure housing this system was built in fiscal 2010 and the RoboticValet system was installed within the structure in fiscal 2011. Implementation of this system has not and will not produce any revenue for us, however, we have the right to bring prospective customers to the site to demonstrate the system to them. While we have been able to demonstrate our RoboticValet technology at our test facility in Utah, we believe that having this pilot facility installed and operational provides prospective buyers a more substantial validation of the viability of our RoboticValet system, since it serves as a demonstration of the RoboticValet system used in a commercial application. This facility also provides a more convenient demonstration location for prospective customers located on the East Coast. This two level system is designed to store up to 39 vehicles, with two ground level loading bays from which resort employees can store and retrieve vehicles. We received the Certificate of Occupancy for this facility on October 3, 2011.

Our fourth commercial APS implementation is an eight level rack and rail system in Miami Beach, Florida, with a maximum storage capacity of 139 vehicles. The equipment has been installed and the system has been used in commercial operations since September 2012. We continue to optimize the system and are currently negotiating with the customer regarding final modifications to increase throughput and system capacity.

Our fifth commercial APS implementation is a two level rack and rail system we installed in a museum in Stuart, Florida, where it is expected to be used to display a collection of up to 55 antique cars. In December 2012, the customer accepted the system as substantially complete.

The aggregate gross revenue from the rack and rail systems in Miami Beach and Stuart was approximately $3,250,000 through the fiscal year ended September 30, 2012, and the estimated remaining revenue to be recognized under these two contracts is $575,000.

We have also entered into an agreement to design and deliver an ALRS (Automated Locker Retrieval System) to accommodate up to 38,304 rentable square feet of self storage space in British Columbia, Canada.

We have also entered into contracts to design and deliver 12 additional RoboticValet Parking Systems which we have not yet begun to install, for an aggregate of 4,056 parking spaces, with an aggregate estimated potential contract value of approximately $47.7 million.

We are in the process of designing these systems which are currently under contract, for which we have received or will receive an agreed upon fee, typically representing a small percentage of the estimated potential contract value, subject to increase for additional agreed upon work. Each agreement contemplates that during the design period, we will negotiate a detailed agreement with the customer or customer’s general contractor which will further define the deliverables, items related to the system to be provided by the customer and final design of the system. Following the design period and execution of a detailed agreement, we would commence fabrication and installation of the agreed upon system. The agreements provide that we receive installment payments upon achievement of certain contract milestones. Each agreement provides that (i) the customer may terminate the contract during the design period if the parties do not agree on certain details, a detailed agreement is not executed, potential adjustments to the purchase price are not agreed upon, the customer determines that it is not practical to secure financing for its project incorporating our system or the customer is not satisfied with our ability to perform or (ii) the implementation period would not begin until certain conditions are met, including, receipt of all necessary permits and execution of a detailed agreement. If the customer terminates the agreement as permitted, a detailed agreement is not executed, or the other conditions to implementation are not met, we are only entitled to receive the design fee and fees for any other work authorized in writing.

The estimated potential contract value represents the contracted purchase price for the delivered system assuming the system is completed and installed as originally quoted, subject to adjustment in a detailed agreement. Each of these projects and other projects for which we contract, is expected to be completed over a lengthy period of time, two years or longer in most cases. As a result, in the near term we have received or will receive the design fee, which represents only a small portion of the estimated potential contract value. We would only receive the substantial majority of the estimated potential contract value to the extent the conditions for implementation are met and we meet the milestones for payment specified in the contract. To the extent that we do not enter into a detailed agreement with any such customer, we will not receive any revenue under that contract, other than the agreed upon design fees.

At this time it is difficult to project when each of these contracted projects will move forward and at what pace, because with each of these projects, the parking system is just one aspect of an overall larger project such as an apartment building or hotel, and there are many factors outside our control that can affect the timing of when we are able to implement our system for our customer,

It is also possible that in the course of designing and engineering the system, we determine that we had previously underestimated the scope of the customer’s requirements. In such a situation, it is possible that we might not be able to negotiate an alternate solution and price with our customer which might, in turn, result in a termination of our contract.

Based upon the most current information provided by our customers regarding construction scheduling on their projects, we expect to commence manufacturing for five additional projects in calendar year 2013.

Revenue on these projects will be recognized on a percentage of completion basis.

Generally, our agreements with customers provide that:

•	our customers will purchase deliverables from us, consisting of equipment/materials and services, which, when combined, result in a system that will be constructed to perform to certain specified criteria;

•	delivery of a working system is contingent upon a customer providing materials and services for which we were not contracted to provide, in accordance with our specifications;

•	typically, we receive up front design fees before we commence design and engineering services;

•	the customer makes a series of progress payments to us as materials are fabricated, delivered, installed and tested, with final payment typically being due 30 days following acceptance of the system by the customer;

•	the customer has the ability to terminate the contract if it is unable to obtain the necessary financing or approvals or if there are material changes to the estimate we provided. If the customer terminates a contract, it must make any progress payments due through the date of termination;

•	we typically provide a one-year warranty and, for a recurring monthly fee, an optional ongoing maintenance and service plan; and

•	confidentiality agreements exist prohibiting our customers from sharing any of our proprietary information.

Benefits of Automated Parking Systems

Even though conventional structured parking garages (also known as multi-level parking, parking decks, parking garages, or parking ramps) are used extensively in densely populated areas to minimize the amount of land consumed by parking, the three dimensional space consumed by these structures still has a significant impact on the urban landscape. An alternative to these conventional parking structures is automated parking systems or APS, which use machinery controlled by computers to automatically park vehicles in a structure without a human driver.

We have developed a proprietary APS that we believe has the potential to yield many benefits to real estate developers, consumers and society in general including the following:

Maximum Parking Density – By using tandem parking, eliminating the ramps, circulation driveways and passenger lifts typical in self park garages, our APS consume significantly less space per vehicle than conventional self park garages, especially in cases of small or irregularly shaped sites. While valet parking services can also be used to attain density in parking garages, valet labor can be expensive and undesirable for a number of reasons. The increase in density from APS is attractive to real estate developers who wish to minimize the impact of parking on their project such that they can reduce the cost of excavation for underground garages or, in the case of above ground garages, reduce the amount of space required for parking that could otherwise be used for other revenue producing purposes.

Improved Parking Experience – Unlike self-park garages where parkers must hunt for a convenient space, remember where they parked, and risk the possibility of damage to their vehicles, users of APS park and retrieve their car from the same spacious parking bays conveniently located near the building’s access points. The experience is similar to the convenience of a valet garage, but allows the drivers to lock their car and retain their keys, allowing them to maintain privacy, while reducing the risk of theft or damage that may occur by leaving their car in the hands of a stranger.

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

Market Adoption – It is our belief that these benefits listed above are evidenced by the widespread adoption of other APS in certain parts of Europe and Asia. However, it should be noted that the U.S. market has been slow to adopt these types of systems. While the number of these systems being built in the U.S. increased in recent years, we believe the market has not realized its full potential due to a lack of a reliable domestic supplier and due to the limitations of legacy systems as outlined below.

Limitations of Legacy APS – Rail and Track-based Systems

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

Fire & Life Safety Concerns – Typical rack & rail systems require a floor-to-ceiling atrium in the center of the structure to accommodate retrieval machinery. We believe building and fire officials have concerns that this floor-to-ceiling atrium results in a lack of fire separation between levels as well as a falling hazard to fire and life safety personnel in the event they need to gain access to a burning car. Attempts to mitigate the fire safety issues by adding catwalks, grating, and fire-proof coatings to the steel rack create engineering and operational challenges, and can make it cost prohibitive to use rack & rail systems.

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

Boomerang Product Lines

Boomerang’s RoboticValet System

Our flagship line is the Boomerang RoboticValet System. The key component to this system is our RoboticValet, an omni-directional, battery-powered robot that carries vehicles parked on self-supporting galvanized steel trays to and from storage spaces by driving directly on a concrete slab surface without a rail. Unlike the machinery in our Rack & Rail based systems, the RoboticValet can travel in any direction anywhere in the garage, including underneath rows of parked vehicles.

The three key design modifications, which we believe provide the enhanced functionality that makes the RoboticValet unique are:

Solid Concrete Slab Construction Instead Of Custom Steel Racking

•	Fire fighter access is easier and safer due to elimination of the open atrium;

•	Acceptable and cost-effective fire separation between floors;

•	Maintenance personnel can service equipment without needing a safety harness to service equipment;

•	Concrete is stronger, safer, easier to engineer, and can be competitively bid in local markets; and

•	Allows symbiotic relationship with industry players (No need for a design/build contract) such as local architects, structural engineers and contractors who can participate in the process by sourcing the structure required to house the system.

Omni-Directional Robots Instead Of Rail-Based Mechanisms

•	Provide redundancy through multiple paths of travel that can’t be achieved in a central rail system; and

•	Eliminate single point of failure and system down conditions. A disabled robot can be pushed into an empty parking space to be serviced while allowing the system to remain operational.

•	Navigate through large & irregularly shaped garages;

•	Move from floor-to-floor to react to demand spikes;

•	Avoid creating bottlenecks in high traffic areas;

•	Attain a higher throughput than a rail based system with less equipment;

Self-Supporting Stacking Steel Trays Instead Of Lifting Vehicles By Tires

•	Robots can move freely underneath parked vehicles to avoid bottlenecks

•	Multiple lanes of lateral movement eliminate single points of failure that can block traffic in the facility;

•	Vehicles lifted and moved without touching the vehicle;

•	Less likely to cause flat tires than systems that pick vehicles up by the tire, and fewer complications from packed snow, mud flaps, and dangling mufflers; and

•	Stacking five or more trays eliminates the need to return empty trays each time a car exits.

In 2011, we installed a RoboticValet system at Crystal Springs Resort in Hamburg, NJ.

Mechanical Parking Systems

As described below, in February 2012, Boomerang entered into a joint venture with Stokes Industries to provide mechanical parking to select customers where a fully automated parking system may not be the optimal solution for a particular project. Mechanical parking systems include cantilevers, four-post and no-post stacking systems, and lift-slide systems.

Boomerang’s Rack & Rail Automated Parking Systems

Prior to developing our RoboticValet product, Boomerang developed a rack and rail based system, and while we believe the market for this product is limited, we continue to offer it in certain situations. We refer to this system as our “Rack & Rail” line since these systems store vehicles in a steel rack structure. We developed our Rack & Rail parking system based on our self-storage technology. We believe these systems are substantially similar to other competing rail or track based systems already on the market. While our rack & rail technology does not adequately address the four concerns listed above, we believe that rack and rail systems provide the advantages of APS systems generally. We also believe we have an advantage in the United States over foreign producers of rail based APSs, because their solutions may have to be imported or licensed from foreign countries. In addition to test systems that we have installed at our factory in Logan, Utah, to date we have installed rack and rail APSs in Mexico, Miami Beach, Florida and Stuart, Florida.

Boomerang’s Automated Locker Retrieval System

In order to serve the self-storage market, Boomerang has developed an ALRS that is a fully automated robotic self-storage system, and we received a US patent on this system in 2012. This system allows self storage developers to build vertically while keeping every rentable unit accessible to tenants from the ground floor. Our ALRS stores steel storage containers in a steel rack with a central open atrium, where machinery moving along a rail transports containers between storage locations in a steel rack and ground floor access bays. Containers are stored and retrieved by tenants via an authorized access code entered at a kiosk adjacent to drive-up accessible loading bays located on grade. We believe that self-storage developers can maximize revenue with this system because the system can yield more rentable space through greater three dimensional density and higher rental rates, since tenants are provided a more convenient and secure experience. We also believe that facility owners can streamline operations by significantly reducing the amount of common area that must be monitored and maintained and by having greater ability to monitor transactions, reduce fraud and to automatically lock out tenants past due on rent.

In 2008, we installed an ALRS in New Kensington, Pennsylvania. Since the economic downturn, the amount of self-storage development in the US has been limited relative to historic trends, and currently we are not focused on this market, however, we believe that if development of self-storage projects increases in the future that this market could represent a revenue opportunity for the Company.

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

Our marketing activities are principally directed at identifying and understanding potential customers and markets and educating government agencies, architects, engineers, and contractors, as well as potential customers about our products and services. We are currently focused on markets in the United States and to a lesser extent, Abu Dhabi, United Arab Emirates as well as elsewhere in the Middle East and India. We target the following markets: residential apartments and condominiums, office complexes, car dealerships, public garages, hospitals, casinos, hotels, airports, service facilities and universities.

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

In June 2009, our wholly owned subsidiary, Boomerang USA Corp. entered into a Shareholders Agreement with Tawreed Companies Representation, an entity established under the laws of the Emirate of Abu Dhabi and the United Arab Emirates, to expand our business into Abu Dhabi and possibly elsewhere. The material terms of the Shareholders Agreement are listed below:

•	Pursuant to the agreement, the parties incorporated Boomerang Systems Middle East LLC, referred to as BSME, a limited liability company in the Emirate of Abu Dhabi on July 21, 2009.

•	The duration of BSME is 5 years and will automatically be renewed for similar terms unless one party notifies the other of its willingness to dissolve BSME 90 days before the expiration date.

•	Tawreed and Boomerang USA own 51% and 49%, respectively, of BSME, and all profits are to be split evenly and each party is required to contribute an equal amount of capital when needed.

•	The board of directors is comprised of four members, with each party appointing two directors.

•	The agreement provides that Boomerang USA will supply BSME with systems at a price that Boomerang USA will receive a fair profit margin. BSME may determine the price at which it sells systems to its customers.

•	All intellectual property rights will remain the sole property of Boomerang USA at all times.

To date BSME has generated only a small deposit. BSME currently employs one full time architect who supports our sales and marketing efforts. To date, BSME has secured one contract for a RoboticValet system to be installed in Abu Dhabi for 104 parking spaces. We are not certain of when or if we will begin manufacturing or installing equipment for this project, because the developer is still seeking to secure financing and permitting for the project.

In February 2012, our wholly owned subsidiary, Boomerang MP Holdings Inc., entered into an agreement with Stokes Industries-USA, LLC, to form a joint venture for the purpose of marketing, selling and installing mechanical parking systems in North America. The material terms of the joint venture agreement are listed below:

•	Pursuant to the agreement, the parties incorporated Boomerang-Stokes Mechanical Parking LLC, referred to as BSMP in the state of New Jersey on February 15, 2012. The joint venture is authorized to do business as Boomerang Mechanical Parking.

•	Unless all directors and members shall mutually agree, the agreement shall continue in effect until January 1, 2018.

•	Boomerang MP Holdings and Stokes Industries are each 50% owners of BSMP and share equally in all profits and losses. Boomerang MP Holdings will provide the initial $250,000 of capital required by BSMP to fund operations and marketing efforts over a two-year period, of which approximately $191,000 has been funded as of September 30, 2012.

•	The board of directors of BSMP is comprised of four members, with each party appointing two directors.

BSMP currently employs one full-time sales person. To date, BSMP has not signed any contracts or generated any revenue.

Sales

We currently have fifteen contracts (including the projects currently being implemented in Miami Beach, Florida, Stuart, Florida and the contract through Boomerang Systems Middle East) to purchase our systems and are in active negotiations with other prospective customers. We have received deposits on all but two of our fifteen current contracts, and we anticipate that these contracts will all generate revenue. However, because we do not have a long track record of implementing these systems commercially, we may not be able to accurately forecast our costs, profitability and receipt of customer payments. Furthermore, because we have entered into these contracts early in the planning period on projects that remain subject to substantial financial, permitting and other uncertainties, there is no assurance that they will not be terminated. In such cases, there will be a substantial risk that we will not realize all of the revenue that we otherwise would if the project was completed and that we may incur a loss on such contracts. On future contracts, we intend to require a non-refundable payment at the time we enter into the contract with progress payments generally related to our incurrence of expenses in connection with the contract.

Manufacturing & Installation

We currently lease two manufacturing facilities in Logan, Utah, where we assemble and test equipment for our APS and ALRS systems.

The installation period for each project will depend on upon the type, size and configuration of the system. ALRS and Rack & Rail automated parking systems, will typically take longer to install because we have to manufacture and install a steel rack system. By contrast, we would install the equipment for our RoboticValet system into a concrete deck structure provided by the client, which results in a significant simplification of our installation process. In all cases, our customers will be responsible for obtaining all local and other governmental permits and approvals to construct the structure at their intended location.

Research and Development

For the years ended September 30, 2012 and 2011, the Company incurred $1,557,898 and $2,202,020 of research and development expenses, respectively. These expenses relate primarily to design, development, testing and enhancement for RoboticValet subsystems, including robots, vertical lifts, loading bays and TrafficMaster software.

Inventory and Working Capital

We do not currently maintain an inventory of completed parking or self-storage systems available for sale and only maintain a limited partial inventory of certain components or sub-assemblies for these systems. Even though we anticipate that each system we implement would be different in its configuration, many of the components and sub-assemblies are standardized and could be stocked. Establishing a more extensive inventory will depend on our ability to establish sales volume, better-defined installation schedules in the future and our cash position at such time. At the present time, our working capital together with cash from ongoing projects are sufficient to support our administrative requirements and existing projects. However, to implement our full business plan, we may require additional funds. We anticipate receiving deposits and partial completion payments sufficient to manufacture and install systems when ordered.

Competition

We experience intense competition from others in the manufacturing and marketing of our automated parking systems and storage systems. We have identified more than ten competitors engaged in the manufacture and marketing of automated parking systems, and one engaged in manufacturing and marketing automated self-storage systems. Some of our competitors are divisions of large multi-national enterprises, are better capitalized than we are and have been in business longer than we have. They may also have an installed project base, established relationships with potential customers and others in the parking industry and access to greater technical resources than those available to us. Currently we are aware of at least one competitor attempting to develop a product similar to our RoboticValet system, and based on the positive reception we have received from the market for our RoboticValet product, we believe other competitors will attempt to develop a similar system if they are not doing so already. In addition, manufacturers of automated materials handling warehouse systems not in the automated parking business may seek to manufacture systems in competition with us. Other automated parking and self-storage systems are available from both domestic and foreign manufacturers, and it can be anticipated that others will seek to enter the market. We also compete with traditional parking and storage systems which are more economically viable in cases where land and space are not as valuable.

We intend to seek to achieve a competitive advantage over other parking and self-storage facilities as follows:

•	By continuing to invest and make advancements in our hardware and software products to maintain what we believe is our leadership role in APS technology.

•	By keeping our systems cost effective by making them simple to build, operate and maintain.

•	By focusing our activities on automated parking and self-storage facilities so as to be more responsive than our competitors to the needs and requirements of our customers.

•	In the domestic market, by maintaining our primary production facilities within the continental United States thereby enhancing our ability to deliver and construct systems with greater speed and fewer logistical issues and lower shipping costs.

We believe our RoboticValet system represents an advance in automated parking and will provide us with a significant competitive advantage in system performance and an ability to provide developers with a system which is more easily approved by governmental entities.

Employees

As of September 30, 2012, we had 56 full-time employees and 6 part-time employees. Of these, 11 full-time employees are in executive and general and administrative positions, 17 full-time employees and 3 part-time employees are engaged in design and engineering, 2 full-time employees are engaged in project management, 10 full-time employees and 3 part-time employee are engaged in manufacture and operations activities, 11 full-time employees are engaged in software design and development and 4 full-time employees and 1 full-time support employee are engaged in sales activities.

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

On February 6, 2008, our company was recapitalized to give effect to the Acquisition.  Under generally accepted accounting principles, our acquisition of Boomerang Utah is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Boomerang Utah of our company, then known as Digital, with the issuance of stock by Boomerang Utah for our net monetary assets of the Company.  This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, our comparative historical financial statements, as the legal acquirer, are those of the accounting acquirer, Boomerang Utah. The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented.  Thus, the 666,667 shares of common stock issued to the former Boomerang Utah stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.  As a result of the transaction effected by the Exchange Agreement, our business has become the business of Boomerang Utah.

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

We have a relatively short operating history which makes it impossible to reliably predict future growth and operating results. We are subject to all the risks and uncertainties which are characteristic of a relatively new and emerging business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks. We face a high risk of business failure because we have commenced extremely limited business operations and have earned little revenues and have had only material losses since our inception. We may continue to incur losses in the future. Our activities to date have been limited to organizational efforts, including fundraising, research and development, product design, marketing and manufacturing a small number of automated storage and parking systems and limited implementations of our systems. There is no relevant history upon which to base any assumption as to the likelihood that our business will be successful, and there can be no assurance that we will generate significant operating revenues in the future or that we will ever be able to achieve profitable operations in the future. We face all of the risks commonly encountered by other businesses that lack an established operating history, including, but not limited to, the need for additional capital and personnel, and intense competition.

Our increased indebtedness may harm our financial condition and results of operations.

As of September 30, 2012, our total consolidated long-term debt was approximately $17.7 million. Since then, we have incurred approximately an additional $3.0 million of long-term debt in a private offering. Our level of indebtedness could have important consequences to us and you, including:

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

We have a limited amount of cash to grow our operations. If we cannot obtain additional sources of cash, our growth prospects and future profitability may be materially adversely affected and we may not be able to implement our business plan or fulfill existing contracts. Such additional financing may not be available on satisfactory terms or it may not be available when needed, or at all.

As of September 30, 2012, we had cash and cash equivalents of $2,079,235. To implement our full business plan, we will require additional funds during the fiscal year ending September 2013, and would anticipate seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations. If we issue securities to raise capital, our existing stockholders may experience dilution, or the new securities may have rights senior to those of our common stock.

Moreover, if we do not have adequate capital to complete a contract subsequent to its commencement, particularly if we have received installment payments, we may not be able to fulfill our obligations under existing and future projects and generate progress payments and may be subject to claims for failure to perform by the customer. Our financial condition may also deter potential customers from contracting with us.

We have a history of losses and cash outflow from operations which may continue if we do not increase our sales or reduce our costs.

Since emerging from the status of a business development company in 2008, we have generated few sales, and have generated an operating loss in each financial period. Our accumulated deficit as of September 30, 2012 was $70,234,609. Losses are continuing to date and are expected to continue into the future until such time as we are able to generate meaningful sales of our systems. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan to continue to invest to grow our business, we may not be able to successfully generate sufficient sales to achieve profitability. Our ability to achieve profitability also depends on our ability to expand our customer base and scale up our production capacity beyond our existing capacity, as well as our ability to provide products to meet the demands of our customers. If we fail to reduce the cash consumption from operations and to generate cash from other sources on a timely basis, or if the cash requirements of our business change as the result of changes in the cost of materials, a decline in the real estate market or other causes, we could no longer have the cash resources required to run our business. There is no assurance that we will achieve profitable operations at any point in time or at all.

We have not generated meaningful revenues to date and we cannot assure you that we will be able to significantly increase our revenues

We have only generated aggregate revenues of approximately $4.4 million from system sales since we entered the business of automation in 2008 and our revenues declined from approximately $1.6 million in 2011 to approximately $1.1 million in 2012. Our revenues in 2012 consisted only of progress payments under two projects. While we have entered into 11 additional contracts during the fiscal year ended September 30, 2012, we have only begun the design work for 8 of these contracts and we cannot be certain as to the timing, if ever, that we will generate meaningful revenues from these contracts or future contracts given the long and unpredictable nature of our customers’ projects.

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

We have limited experience commercializing our automated parking and storage systems, and much of our technology has not been fully field tested and remains unproven.

All of the contracts we currently have are subject to various uncertainties with respect to the underlying projects. To date, the systems we have implemented have been simpler than many of the systems we are contracted to provide. We expect that, as our systems are installed and used, they will be tested in ways that we cannot fully duplicate outside of the context of an actual, commercial operation of our systems, which has not yet occurred. As a result, once our parking systems are used in commercial operations, we expect to discover various aspects of our systems that require improvement. Based on the limited operation of our test systems to date, it is possible there may be a need for the redesign of certain aspects of our systems. Any redesign requirement could delay existing projects and new sales, could result in increased cost or lowered performance for our systems and could negatively impact the market’s acceptance of our systems.

Because our parking systems are different from those currently available, we must actively seek market acceptance of our systems, which we expect may occur gradually, if at all.

Our systems are new and our current RoboticValet automated parking system is substantially different from existing automated parking systems as well as traditional parking garages. A number of enterprises, municipalities and other organizations that could be potential customers for our systems may be reluctant to commit themselves to our systems until one or more systems have been tested in commercial operations over a significant period of time. As a result, we may experience difficulty in achieving market acceptance for our systems. A number of automated parking systems exist in the United States and elsewhere. Most of these systems are materially different in concept from our robotic system. We believe that our RoboticValet system offers a number of advantages over existing automated systems and traditional parking structures. However, we expect challenges in demonstrating the advantages of our systems to potential customers and possibly others in the absence of significant historical data as to their performance. A customer that purchases our systems will likely design the project around it and therefore would encounter significant difficulties if the system did not perform as claimed. We expect that widespread market acceptance of our systems may occur only gradually over time, if at all. A significant ramp-up in sales may be delayed until our systems achieve a meaningful history of commercial operations, which would delay our anticipated recognition of revenues.

We may incur significant costs in connection with the start-up of new contracts before receiving related revenues, which could result in cash shortfalls and fluctuations in quarterly results from period to period.

We often incur expenses before we receive any contract payments. These expenses include design and manufacturing expenses. For example, contracts may not fund start-up costs related to the project and may require that the purchaser obtain necessary regulatory and governmental approvals for development of an automated parking system prior to our receiving a deposit or commencing work on the project. Accordingly, even if we are successful in negotiating deposit payments, we may be required to invest significant sums of money before receiving further related contract payments and the timing of installment payments may not match the timing of our cash outlays. Additionally, any resulting cash shortfall could be exacerbated if we fail to promptly receive payment upon completion of a portion of a project or to otherwise collect fees in a timely manner. A cash shortfall could result in significant consequences. For example, it:

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

We have continued to experience delays and cost overruns on our first APS project and may experience delays and cost overruns on future projects.

We have experienced a number of delays and cost overruns on the project on Collins Avenue in Miami Beach for a number of reasons including the following:

•	As a result of this being the first APS project of this size that we have executed, we had a limited ability to properly estimate the time and resources required to fully design, engineer, manufacture, ship, install, and commission prior to executing the project.

•	In addition, while our system constitutes a key component of our customer’s real estate development project, the project itself consists of many other components not provided by us. Some of these components, such as the foundation upon which the system is to be installed, must be in place before we can install our system. In addition, other components provided by the customer such as the building shell erected around our parking system and the fire suppression system installed within our parking system are not supplied by us but must be implemented in conjunction with the installation and commissioning of our system. Delays in the procurement of those components, and lack of coordination between other contractors implementing those components, which were not our contractual responsibility, had a negative impact on the project schedule and resulted in cost overruns. While we typically contract for the right to bill our customer additional charges for change orders, delays and cost overruns caused by such circumstances, we may choose not to charge our customer in a good faith effort to maintain a positive relationship with our customer.

•	At this time we have yet to complete this project which is behind schedule and over budget. In order to accelerate completion of this project, we have allocated additional resources and staff, and we cannot be certain about how much additional time and resources it will take to complete. Because we have limited resources, additional time and effort spent on this project may have an adverse effect on our ability to support other projects and various critical aspects of our business plan.

•	In discussions with the customer, we have had disagreements as to what constitutes the completion of the system. In the event that we cannot agree upon whether the project has been satisfactorily completed, we may have to enter mediation or arbitration in order to collect additional amounts for this project and our reputation in the marketplace could be adversely affected.

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

We expect to receive a majority of our contract payments during the fabrication and assembly phases of our projects. However, a substantial portion of the contract payments will be collected during the installation and system acceptance phases. Our contracts permit our customers to terminate the contract during the design phase if a more detailed agreement is not executed, permits are not obtained, or other events outside of our control occur. While we have opportunities to install our systems in existing parking structures, we anticipate that the bulk of our opportunity will be in connection with new parking structures. For our systems to work most effectively, the parking structure itself must be designed with the use of our system in mind. Accordingly, we expect that the majority of our sales contracts will be entered into at the planning stage for the related construction project. We expect that the sales cycle, itself, will often be long because of the need to coordinate the design and permitting process for the project as a whole. Large construction projects requiring parking facilities for numerous vehicles typically take several years to plan, finance, permit and complete. Our existing contracts provide that we will be paid upon completion of various stages of completion of the project. We anticipate that, in most cases, our systems will be installed toward the end of the project construction process, which could occur several years after the sale is originally made. Even where our contracts provide for deposit payments before we begin work and for payments on a percentage of completion basis for the work we do, there can be no assurance that our costs will not outpace the payments received. In addition, if a project fails or is terminated prior to or during fabrication, assembly or installation of our system, we will not receive the remaining installment payments, which could result in our incurring a significant loss on the termination of the project.

Because our systems are complex, it is difficult to know prior to commencing project specific design and engineering work if our proposed system is adequate to meet the customer’s requirements.

Because our systems are complex, it is difficult to know prior to commencing project specific design and engineering work if our proposed system is adequate to meet the customer’s requirements. Since we typically do not perform such work until we have been contracted by our customer, it is possible that we may have to renegotiate the price and terms of our contracts, if in the course of designing and engineering the system we determine that we had previously underestimated the scope of the customer’s requirements. In such a situation it is possible that we may not be able to negotiate an alternate solution and price with our customer which might in turn result in a termination of our contract

Some of our contracts contain fixed-price provisions that could result in losses or decreased profits if we fail to accurately estimate our costs.

To date, we have incurred a loss on all of our contracts except one, which is our latest rail-based project. Some of our contracts contain pricing provisions that require the payment of a set fee by the customer for our services regardless of the costs we incur in performing these services. In such situations, we are exposed to the risk that we will incur significant unforeseen costs in performing the contract. Therefore, the financial success of a fixed-price contract is dependent upon the accuracy of our cost estimates made during contract negotiations. Prior to bidding on a fixed-price contract, we attempt to factor in variables including equipment costs, labor, materials and related expenses over the term of the contract. However, it is difficult to predict future costs, especially for contract terms that range from 3 to 5 years. Any shortfalls resulting from the risks associated with fixed-price contracts will reduce our working capital and profitability. Our inability to accurately estimate the cost of providing services under these contracts could have an adverse effect on our profitability and cash flows.

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

Major residential and commercial construction projects are subject to various uncertainties at several stages. Design, permitting or financing issues can result in substantial delays and, ultimately, can render a project untenable. Our contracts permit our customers to terminate the contract during the design phase if a more detailed agreement is not executed, permits are note obtained, or other events outside of our control occur. Furthermore, even when the underlying project is fully funded and permitted, economic and other real estate market conditions, and possible interruptions in the project moving forward, continue to create uncertainty as to whether and when the project will be completed. Changes in demographics and other macroeconomic changes can cause major construction projects to be delayed or abandoned because they are no longer viable or because they cannot be financed. For example, the recent recession has resulted in a substantial decrease in construction on a global basis. We intend that our contracts with our customers will provide for a percentage of the contract price to be paid to us if a project is substantially delayed or abandoned. However, we may be unable to negotiate such arrangements and any such compensation is likely to be substantially less than the revenues and profit we would have earned if the project had been completed. Our long-term planning will be based on various assumptions about project completion rates that may not prove to be accurate. A significant delay in construction schedules or a significant number of project abandonments would have a material adverse impact on our business.

We have limited experience estimating our manufacturing and other costs and may underestimate these costs rendering our contracts less profitable or creating losses.

Through the date of these financial statements, we have manufactured and assembled one automated parking and one automated storage system intended for commercial use, and have two additional systems currently being assembled and installed. Accordingly, we have limited experience in acquiring and manufacturing the parts and components for the systems, assembling the systems, and in estimating the labor and overhead costs incurred with manufacturing the parts and components for the systems, assembling the systems, and in estimating the labor and overhead costs incurred with the manufacturing, assembling and installing the automated parking and storage systems. This limited experience may result in us underestimating these costs which could lead to our expenses exceeding the revenues we receive from the contracts we have entered into and that we may enter into in the future. Moreover, we anticipate that due to our limited experience in executing projects of this size, executing multiple projects at the same time may affect our ability to deliver systems on a consistent and timely basis. Losses on our contracts will deplete our cash resources and adversely affect our profitability. At September 30, 2012, we estimated that we would incur a loss on a rail based project. The total loss was estimated to be approximately $4.0 million through completion of the project, which is expected to be in or about April 2013. However, it is possible we could incur additional losses from project delays, unanticipated expenses and results of possible mediation or arbitration from non-payment of contract obligations.

The loss of one or more of our raw materials suppliers or suppliers of components used in our equipment, or increase in prices, could cause production delays, a reduction of revenues or an increase in costs.

The principal raw materials we use are steel and related products. In addition, we use several components such as batteries, control boards and sensors in the manufacture of our equipment. We have no long-term supply agreements with any of our major suppliers. However, we have generally been able to obtain sufficient supplies of raw materials and components for our operations. Although we believe that such raw materials and components are readily available from alternate sources, an interruption in the supply of steel and related products or a substantial increase in the price of any of these raw materials and components could result in a delay in our ability to build and install systems and reductions in our profit margins.

We expect to face intense competition in selling our systems and we may not be able to compete with our more established competitors.

While we believe that our systems offer a number of advantages over existing garage structures, and other automated parking systems, we expect to face intense competition not only from other systems, but from rack and rail systems and traditional parking garages. Many of the companies with which we may compete have established products, existing relationships and financial capacity that may offer them a competitive advantage. If we are correct in our assumption that the advantages of our systems are significant to customers, we can anticipate that other companies, some with stronger engineering and financial capabilities than we have, will seek to design comparable systems that offer similar or greater advantages. We expect that we will have to continually innovate our products and solutions to reduce cost and increase effectiveness in order to remain competitive and there is no assurance that our systems will become competitive or remain so over time.

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

Although our Chief Executive Officer has agreed to devote the vast majority of his productive time, ability and attention to our business, he also is permitted to provide consulting services to third parties on a limited basis, and to serve on other boards of directors. In addition, Stan Checketts, Chief Executive Officer of our wholly owned operating subsidiary, Boomerang Sub, Inc., and a member of the Company’s Board of Directors, has commenced developing, manufacturing, and selling amusement rides through Stan Checketts Properties. As a result, he devotes less than the majority of his time to us. Accordingly, these officers may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of these officers’ other business commitments will keep these officers from devoting sufficient time to the management of our business. Competing demands on these officers’ time may lead to a divergence between their interests and the interests of other shareholders.

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

Our company’s management and a limited number of stockholders, many of whom are related parties, retain majority control over us and our business plans and investors may be unable to meaningfully influence the course of action of our company. The existing management and a limited number of stockholders, many of whom are related parties, are able to control substantially all matters requiring stockholder approval, including nomination and election of directors and approval or rejection of significant corporate transactions. There is also a risk that our existing management and a limited number of stockholders may have interests which are different from investors and that they will pursue an agenda which is beneficial to themselves at the expense of other stockholders.

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

Risks Related to Our Securities

Conversion of the notes or exercise of the warrants will dilute the ownership interest of existing stockholders, including holders who had previously converted their notes or exercised their warrants.

As of September 30, 2012, we had outstanding notes convertible into 3,975,206 shares of common stock and options and warrants to purchase 9,408,610 shares of common stock. The conversion of some or all of the outstanding convertible notes or exercise of some or all of the outstanding options and warrants will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon conversion of the notes or exercise of the warrants could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible notes or options and warrants may encourage short selling by market participants because the conversion of the convertible notes or exercise of the options and warrants could depress the price of our common stock.

The conversion price of the outstanding convertible notes and the exercise price of many of the outstanding warrants are subject to adjustment for below conversion price and exercise price issuances of common stock and common stock equivalents.

As of September 30, 2012, we had outstanding approximately $11.6 million and $6.2 million principal amount of convertible notes at a rate of $4.25 and $5.00, respectively, and warrants to purchase approximately 2,860,000 and 1,308,000 shares of common stock at exercise prices of $4.25 and $5.00, respectively, which are subject to adjustment for issuances of common stock or common stock equivalents below the respective conversion price or exercise price. In the event we issue shares of common stock or securities convertible into or exchangeable or exercisable for common stock, the conversion rate of the outstanding notes and the exercise price of the warrants would decrease, resulting in a greater number of shares of common stock issuable upon conversion of the convertible notes and exercise of the warrants. Such an adjustment would have a dilutive effect on the holders of our outstanding common stock and could negatively impact the market price for our common stock.

There is no assurance of an active public market for our common stock and the price of our common stock may be volatile.

Given the relatively minimal public float and trading activity in our securities, there is little likelihood of any active and liquid public trading market developing for our shares. If such a market does develop, the price of the shares may be volatile. In the light of our limited operating history and revenues, continuing losses and financial condition, quotations published in the “pink sheets” are not necessarily indicative of the value of the Company. Such quotations are inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Since the shares do not qualify to trade on any national securities exchange, if they do actually trade, the only available market will continue to be through the OTC Bulletin Board or in the OTCQB tier of the OTC Markets. It is possible that no active public market with significant liquidity will ever develop. This could negatively impact your ability to sell the notes, warrants or common stock.

Fluctuations in the price of our common stock may impact your ability to resell the notes, warrants or the common stock issuable upon conversion of the notes or exercise of the warrants when you want or at prices you find attractive.

Because the notes are convertible into and the warrants are exercisable for our common stock, volatility or depressed prices for our common stock could have an effect on the trading price of the notes or warrants. Holders who have received common stock upon conversion of the notes or exercise of the warrants will also be subject to the risk of volatility and depressed prices of our common stock.

Our common stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, among others:

•	our performance and prospects;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry in which we operate;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	general economic conditions.

In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of our common stock.

Application of guidance related to the Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock has negatively impacted our statement of operations for the year ended September 30, 2012 and could continue to negatively impact our statement of operations.

For the year ended September 30, 2012, we reported an unrealized loss on derivatives of $2,237,741 in our consolidated statements of operations as a result of the change in fair value of derivative warrant liability relating to the outstanding warrants issued in our November and December 2011 offering. Our net income (loss) will continue to fluctuate as a result of the impact of such warrants and will be adversely affected in each reporting period in which the fair value of the warrants that remain outstanding increase.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our Common Stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification would severely and adversely affect any market liquidity for our Common Stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling securityholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock, if and when our common stock becomes publicly traded. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their common stock.

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

As of January 11, 2013, we had:

•	9,367,225 shares of common stock that were subject to outstanding warrants;

•	641,385 shares of common stock that were subject to options; and

•	$20,824,520 of outstanding notes that were convertible into a maximum of 4,575,206 shares of common stock, subject to adjustment.

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

Item 2. Properties.

We entered into a five year lease, which commenced on December 1, 2011, for principal office space, consisting of approximately 7,350 square feet, located at 30 B Vreeland Avenue, Florham Park, NJ. This is also the location of our sales and marketing activities. Manufacturing is undertaken at 324 West 2500 North, Logan, Utah. A total of approximately 50,150 square feet for manufacturing, office and conference room space is subject to lease agreements with SB&G Properties and Stan Checketts Properties, both of which are related parties. These leases expired in September 2011. Amendments to both leases were entered into on October 1, 2011, extending the leases on a month-to-month basis. If we are unable to extend these leases in the future, we will need to find another manufacturing facility, which may have an adverse impact on our operations.

Item 3. Legal Proceedings

Although we believe we are not a defendant in any material pending legal proceedings, we may from time to time become involved in litigation relating to claims arising from the ordinary course of business. These claims, even if not meritous, could result in the expenditure of significant financial and managerial resources.

Item 4. Mine Safety Disclosures

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

The following table sets forth the quarterly range of high and low bid information quoted on the OTCQB for the past two fiscal years. These quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions.

	Bid Range
	High	Low
Fiscal Year 2012:
Fourth Quarter	$4.60	$3.62
Third Quarter	$4.75	$4.40
Second Quarter	$4.50	$3.51
First Quarter	$10.01	$4.10

Fiscal Year 2011:
Fourth Quarter	$12.00	$6.00
Third Quarter	$8.00	$5.00
Second Quarter	$12.40	$6.60
First Quarter	$10.60	$6.00

The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions. The above prices give effect to the one-for-twenty reverse stock split effected on June 20, 2011.

As of January 11, 2013, the number of record holders of our Common Stock was 351. We have never paid a cash dividend on our Common Stock and anticipated capital requirements make it unlikely that any cash dividends will be paid on our common stock in the foreseeable future.

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

Revenue Recognition

Revenues from the sales of RoboticValet and rail based systems are generally completed over a period exceeding one year and will be recognized using the percentage of completion method, whereby revenue and the related gross profit is determined by comparing the actual costs incurred to date for the project to the total estimated project costs at completion. Project costs generally include all material and shipping costs, our direct labor, subcontractor costs and an allocation of indirect costs related to the direct labor. Changes in the project scope, site conditions, staff performance and delays or problems with the equipment used on the project can result in increased costs that may not be billable or accepted by the customer and a loss or lower profit from what was originally anticipated at the time of the proposal.

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

Liquidity and Capital Resources

Cash and cash equivalents for the fiscal year ended September 30, 2012 increased by $2,013,645 to $2,079,235 as of September 30, 2012, up from $65,590 as of September 30, 2011. At the present time, our working capital together with cash from ongoing projects are sufficient to support our administrative requirements and existing projects. However, to implement our full business plan, we will require additional funds during the fiscal year ending September, 2013, and anticipate seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations.

For the fiscal year ended September 30, 2012, we had a net loss of $17,422,111. Included in this net loss were several non-cash expenses that partially offset the use of cash. These non-cash expenses include depreciation of $297,961, allowance for doubtful accounts of $155,781, amortization of discount on convertible debt of $2,137,202, issuance of common stock for interest of $736,161, issuance of common stock for services of $50,001, a loss on equity investment of $156,242, expenses from the issuance of stock options of $522,987 and the issuance of warrants of $1,209,806, and a non-cash loss on the fair value of derivative of $2,237,741. Cash decreased as we experienced a fiscal year increase in inventories of $105,801, in security deposit of $20,825, in prepaid expenses and other assets of $20,564, in estimated loss on uncompleted contract of $314,145, and in restricted cash of $81,671, which represents cash received on a rack and rail project and placed in escrow until certain milestones are reached. Additionally, decreases in deposits payable of $30,000 contributed to decreased liquidity. These items were offset by increases in accounts payable and accrued liabilities of $351,755, in due to related party of $176,610 and in billings in excess of costs of $5,147, and decreases in notes receivable of $16,748, in accounts receivable of $184,811 and in costs in excess of billings of $45,559. After adjusting our net loss for these non-cash items and the net changes in assets and liabilities, net cash used in operations was $9,082,315 for the fiscal year ended September 30, 2012.

Financing activities provided $11,470,760 for the fiscal year ended September 30, 2012. Net cash provided by financing activities consisted of $2,176,000 of proceeds from notes payable and $11,025,000 of proceeds from private placements of convertible notes and warrants, offset by $1,730,240 of note and line of credit repayments.

During the fiscal year ended September 30, 2012, net cash used in investing activities consisted of an increase in equity investment of $246,601 in our joint ventures and an increase in property, plant and equipment of $128,199. Accordingly, net cash used in investing activities was $374,800.

There were no off-balance sheet arrangements during the fiscal year ended September 30, 2012 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

November/December 2011 Offering

In November and December 2011, the Company issued to subscribers 6% convertible promissory notes (“Notes”) in the aggregate principal amount of approximately $11.6 million and five-year warrants to purchase approximately 2.7 million shares of common stock (“Warrants”) in a private placement (the “Offering”). In connection with the Offering, we received cash proceeds of approximately $5.0 million and refinanced approximately $6.6 million of then existing short-term indebtedness. For each $100,000 invested, a Subscriber was issued a $100,000 principal amount Note and Warrants to purchase 23,530 shares of the Company’s Common Stock.

In connection with the Offering, the following officers, directors, 5% stockholders and affiliates of the Company converted indebtedness in the amounts and for the Notes and Warrants listed below.

Name	Indebtedness Converted		Notes issued in Offering	Warrants issued in Offering
HSK Funding Inc.(1)	$254,000		$254,000	59,765
Lake Isle Corporation(2)	$1,761,917	(11)	$1,761,917	414,570
Christopher Mulvihill(3)	$1,451,000	(12)	$1,451,000	341,412
James Mulvihill TTEE Sunset Group Inc. PSP(4)	$253,917		$253,917	59,745
MRP Holdings LLC and Mark R Patterson Revocable Trust(5)	$608,014		$608,014	143,063
Sail Energy LLC(6)	$300,142		$300,142	70,622
Stan Checketts Properties, LLC(7)	$133,571		$133,571	31,429
SB&G Properties LLC(8)	$220,763		$220,763	51,945
Venturetek L.P.(9)	$292,461		$292,461	68,815
Albert Behler(10)	$507,972		$507,972	119,523

(1)	HSK Funding Inc. is a principal stockholder and a member of SB&G Properties LLC.

(2)	Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corporation, is the mother of Christopher Mulvihill, the Company’s President and is a principal stockholder. Lake Isle Corporation is a member of SB&G Properties LLC.

(3)	Christopher Mulvihill is the Company’s President and director.

(4)	James Mulvihill is the brother of Christopher Mulvihill and son of Gail Mulvihill.

(5)	MRP Holdings LLC, and Mark R Patterson Revocable Trust are owned by Mark Patterson, the Company’s Chief Executive Officer and director.

(6)	Sail Energy LLC is owned by Gail Mulvihill.

(7)	Stan Checketts Properties, LLC. is owned by Stan Checketts, the Chief Executive Officer of the Company’s wholly owned subsidiary and director of the Company, and is a principal stockholder. Stan Checketts Properties is a member of SB&G Properties LLC.

(8)	SB&G Properties LLC is owned by HSK Funding Inc., Stan Checketts Properties, Lake Isle Corporation and Venturetek L.P.

(9)	Venturetek L.P. is a principal stockholder and a member of SB&G Properties LLC.

(10)	Albert Behler is a principal stockholder of the Company.

(11)	Included in this balance is $1,000,000 of indebtedness resulting from a bank line of credit that Lake Isle Corp. caused to be paid in full. Accordingly, the Company became indebted to Lake Isle Corp for $1,000,000.

(12)	On October 28, 2011, Atlantic and Madison of NJ Corp transferred title of an aggregate of $1,451,000 principal amount of debt owed to it by the Company to Christopher Mulvihill.

The Notes are convertible into common stock at $4.25 per share, subject to weighted average adjustment for issuances of common stock or common stock equivalents below the conversion price, subject to certain exceptions. The Notes are due on the five year anniversary of the respective date of issuance.

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

The Company valued the Warrants and the BCF, and the resulting derivative liability, at $5,309,941 each for the Warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt during the first quarter of fiscal 2012. This discount will be amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the Warrants. The valuation of the Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.7% iii) risk free interest rate of 0.9% and expected term of 5 years. During the year ended September 30, 2012 the Company has amortized $1,917,494 of the of debt discount.

As of the date(s) of the Note issuances the aggregate fair value of the derivative was $10,619,882. The revaluation of the derivative as of September 30, 2012 resulted in a derivative value of $12,813,928. The change in fair value of the derivative from the date(s) of note issuance through September 30, 2012 resulted in a loss on the fair value of the derivative liability of $2,194,046. The derivative liability was revalued on September 30, 2012 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 53.16% iii) risk free interest rate of 0.9% and expected term of 4.10 years.

In connection with the Offering, the Company paid a placement agent an aggregate cash fee of approximately $244,000 for its services as placement agent. The Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase an aggregate of 109,177 shares of common stock. The Placement Agent Warrants expire five years from the respective date of issuance and contain substantially the same terms as those issued to subscribers. The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the Warrants issued to the purchasers of Notes in the Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the Warrants issued to the purchasers of Notes in the Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $212,040 upon the Placement Agent Warrants grant, was revalued at $255,735 at September 30, 2012. The valuation at September 30, 2012 was valued based on the Black-Scholes Model with assumptions similar to those used to value the Warrants granted to the debt holders as of September 30, 2012. The difference in valuation for the year ended September 30, 2012 was $43,695, accounted for as a loss on fair value of derivative.

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

June/July 2012 Offering

In June and July 2012, the Company issued to subscribers 6% convertible promissory notes due on June 14, 2017 (“2012 Notes”) in the aggregate principal amount of $6.2 million and warrants to purchase approximately 1.2 million shares of Common Stock (“2012 Warrants”) in a private placement (the “2012 Offering”) for aggregate gross cash proceeds of $6.2 million. For each $100,000 invested, a subscriber was issued a $100,000 principal amount 2012 Note and 2012 Warrants to purchase 20,000 shares of the Company’s Common Stock.

In connection with the 2012 Offering, the following officers, directors, 5% stockholders and affiliates of the Company participated in the 2012 Offering.

Name	Notes issued in Offering	Warrants issued in Offering
MRP Holdings LLC (1)	$150,000	30,000
Sail Energy, LLC (2)	$510,000	102,000
Heather Mulvihill (3)	$100,000	20,000
IA 545 Madison Assoc. (4)	$200,000	40,000
Burton I. Koffman (4)	$50,000	10,000
David Kent and Christine W. Koch (5)	$75,000	15,000
Alexandria Equities, LLC (6)	$1,000,000	200,000

(1)	Mark R. Patterson, the sole member of MRP Holdings LLC, is the Company’s Chief Executive Officer and a director.

(2)	Sail Energy, LLC is owned by Gail Mulvihill, a principal stockholder and mother of Christopher Mulvihill, the Company’s President and director.

(3)	Heather Mulvihill is the sister-in-law of Christopher Mulvihill and daughter-in-law of Gail Mulvihill.

(4)	Burton I. Koffman, a partner of IA 545 Madison Assoc., is a principal stockholder of the Company.

(5)	David Kent Koch is the Company’s Chief Operating Officer.

(6)	Alexandria Equities, LLC became a principal stockholder of the Company as a result of this purchase.

The 2012 Notes are convertible into Common Stock at $5.00 per share, subject to weighted average adjustment for issuances of common stock or common stock equivalents below the conversion price, subject to certain exceptions. Additionally, the conversion price may not be adjusted below $0.25.

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

The Company valued the 2012 Warrants and the BCF at $1,956,517 each for a total of $3,913,034 recorded as a discount to the convertible debt. This discount will be amortized over the life of the 2012 Notes or until such time as the 2012 Notes are repaid or converted, or upon exercise of the 2012 Warrants. The valuation of the 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 53.43% iii) risk free interest rate of 0.9% and expected term of 5 years. During the year ended September 30, 2012 the Company has amortized $219,708 of the of debt discount.

In connection with the 2012 Offering, the Company paid a placement agent and another registered broker-dealer cash fees of approximately $351,000 in the aggregate. The Company issued warrants to the placement agent (the “2012 Placement Agent Warrants”) to purchase an aggregate of 54,800 shares of Common Stock, which expire on June 14, 2017. The 2012 Placement Agent Warrants contain substantially the same terms as those issued to subscribers.

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

December 2012 Offering

On December 28, 2012, the Company accepted $3,000,000 in subscriptions to purchase 6% convertible promissory notes due on December 31, 2017 (“December 2012 Notes”) in the aggregate principal amount of $3,000,000 and warrants to 600,000 purchase common stock (“December 2012 Warrants”) of the Company, par value $.001 per share (“Common Stock”) in a private placement (the “December 2012 Offering”) for aggregate gross cash proceeds of $3,000,000. For each $100,000 invested, a subscriber was issued a $100,000 principal amount December 2012 Note and December 2012 Warrants to purchase 20,000 shares of the Company’s Common Stock. The Company issued the December 2012 Notes and December 2012 Warrants pursuant to the subscription agreements entered into with each of the subscribers.

In connection with the December 2012 Offering, the following officers, directors, 5% stockholders and affiliates of the Company participated in the December 2012 Offering.

Name	Notes issued in Offering	Warrants issued in Offering
The Estate of Gene Mulvihill (1)	$1,000,000	200,000
Heather Mulvihill (2)	$100,000	20,000
MRP Holdings LLC (3)	$100,000	20,000
Albert Behler (4)	$250,000	50,000
Burton I Koffman (5)	$145,000	29,000
Alexandria Equities, LLC (6)	$250,000	50,000

(1)	Gail Mulvihill, the administrator of the estate and individual who exercises shared voting and investment power over the shares, is a principal stockholder and mother of Christopher Mulvihill, the Company’s President and a principal stockholder of the Company.

(2)	Heather Mulvihill is the sister-in-law of Christopher Mulvihill, the Company’s President and a director and principal stockholder of the Company.

(3)	MRP Holdings LLC is owned by Mark Patterson, the Company’s Chief Executive Officer and a director and principal stockholder of the Company.

(4)	Albert Behler is a principal stockholder of the Company.

(5)	Directly and indirectly through various entities he controls. Burton I Koffman is a principal stockholder of the Company.

(6)	Alexandria Equities, LLC is a principal stockholder of the Company.

The December 2012 Notes are convertible into Common Stock at $5.00 per share, subject to full ratchet adjustment for issuances of common stock or common stock equivalents below the conversion price, subject to certain exceptions. Additionally, the conversion price may not be adjusted below $0.25.

Interest accrues on the December 2012 Notes at 6% per annum. Interest is payable quarterly, commencing on March 31, 2013. At the Company’s option, interest may be payable in: (i) cash or (ii) shares of the Common Stock. If the Company elects to pay interest in shares of its Common Stock on an interest payment date, the number of shares issuable will be equal to the quotient obtained by dividing the amount of accrued and unpaid interest payable on such interest payment date by the lesser of: (i) the conversion price, and (ii) the average of the last sale price of the Common Stock during the ten (10) consecutive trading days ending on the fifth (5th) trading day immediately preceding such interest payment date (the “Average Price”), if the average daily trading volume (the “ADTV”) of the Common Stock for the ten (10) trading days prior to the interest payment date is less than $100,000 per day, provided, however if the ADTV is equal to or greater than $100,000, it will be the Average Price, and not the conversion price.

The outstanding principal amount of the December 2012 Notes and accrued and unpaid interest thereon will automatically convert into a number of shares of Common Stock determined by dividing the outstanding principal amount of the Notes plus accrued and unpaid interest thereon, by the conversion price in effect on the mandatory conversion date. The mandatory conversion date is the date on which (i) the last sale price of the Common Stock on 20 of the 30 immediately preceding trading days equals or exceeds 200% of the conversion price; (ii) the shares issuable upon conversion of the December 2012 Notes are eligible for resale under an effective registration statement and/or Rule 144 promulgated under the Securities Act of 1933, as amended, without restriction as to volume or manner of sale, and (iii) the ADTV during such 30 trading day period equals or exceeds $500,000.

If an event of default as defined in the December 2012 Notes exists, the holder may declare the entire principal of, and all interest accrued and unpaid on, the December 2012 Note then outstanding to be due and payable.

The December 2012 Warrants are exercisable at $5.00 per share, subject to weighted average adjustment for issuance below the exercise price, subject to certain exceptions. Additionally, the Exercise Price may not be adjusted below $0.25. Cashless exercise is permitted if the average trading volume of the Company’s Common Stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the Common Stock during the five (5) consecutive trading days prior to the notice of exercise. In certain instances, a holder shall not be permitted to exercise the Warrant if such exercise would result in such holder’s total ownership of the Company’s Common Stock exceeding 4.9%. The December 2012 Warrants expire on December 31, 2017.

The foregoing brief summary of the December 2012 Notes and December 2012 Warrants is not intended to be complete and is qualified in its entirety by reference to the documents which will be filed with the Securities and Exchange Commission.

The securities sold in the December 2012 Offering have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Results of Operations

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues were $1,145,294 for the fiscal year ended September 30, 2012 compared with $1,591,948 for the fiscal year ended September 30, 2011, for a decrease of $446,654.  The decrease was due to the rail-based parking system project that commenced in fiscal 2010 being substantially complete in the fiscal year ended September 30, 2011. This revenue was recognized using the percentage of completion method.

Cost of goods sold were $2,818,382 for the fiscal year ended September 30, 2012 compared with $3,241,531 for the fiscal year ended September 30, 2011, for a decrease of $423,149.  The decrease was due to the rail-based parking system project that commenced in fiscal 2010 being substantially complete in the fiscal year ended September 30, 2011. The Company recognized a gross loss of $1,673,088 and $1,649,583 for the years ended September 30, 2012 and September 30, 2011, respectively, which included an expense of $502,629 and $188,484, respectively, as a provision for the remaining loss estimated to be incurred on our first rail-based project. As a result of this being the first automated parking project of its size that we have executed, we had a limited ability to properly estimate the time and resources required to fully design, engineer, manufacture, ship, install, and commission prior to executing the project, and as a result our costs exceeded revenues. However, during the fiscal year ended September 30, 2012, the Company substantially completed a second automated parking project that is projected to be profitable.

Sales and marketing expenses were $1,321,056 during the fiscal year ended September 30, 2012 compared with $2,176,724 during the fiscal year ended September 30, 2011, for a decrease of $855,668. The decrease was primarily the result of incurring a non-cash expense of $1,000,000 for the issuance of stock options during the fiscal year ended September 30, 2011. Advertising expenses for the fiscal year ended September 30, 2012 and 2011 were $164,620 and $242,717 respectively. As of September 30, 2012, the Company employed four full-time salesmen and one full-time support person, whose salaries are recorded under sales and marketing expenses.

General and administrative expenses were $7,388,872 during the fiscal year ended September 30, 2012 compared with $9,003,046 during the fiscal year ended September 30, 2011, for a decrease of $1,614,174.  This decrease was primarily due to a reduction of approximately $3,250,000 in non-cash expenses incurred in connection with issuances of stock options and warrants for the fiscal year ended September 30, 2011. Offsetting this reduction were increases of approximately $940,000 of costs related to fund raising, approximately $450,000 of payroll and payroll related expenses, and an increase of approximately $200,000 related to professional fees.

Research and development expenses were $1,557,898 during the fiscal year ended September 30, 2012 compared with $2,202,020 during the fiscal year ended September 30, 2011, for a decrease of $644,122.  This decrease was due to less resources being needed to complete existing research and development projects during the fiscal year ended September 30, 2012.

Depreciation and amortization was $297,961 during the fiscal year ended September 30, 2012 compared to $52,006 during the fiscal year ended September 30, 2011, for an increase of $245,955. $173,231 of this increase was the result of placing the demonstration facility at Crystal Springs into service. The remainder of this increase is depreciation on additional fixed assets purchased during the fiscal year ended September 30, 2012.

Interest expense was $755,954 during the fiscal year ended September 30, 2012, compared with $113,657 during the fiscal year ended September 30, 2011, for an increase of $642,297.  This increase is due to an increase in outstanding indebtedness due to the issuance of Notes in the Offering in November and December 2011 and the 2012 Offering in June and July 2012.

Financing costs were $0 for the year ended September 30, 2012, compared with $3,899,866 for the year ended September 30, 2011. The expenses incurred during the fiscal year ended September 30, 2011 were non-cash charges for the issuance of warrants related to drawing down on a line of credit.

As of January 11, 2013, we had fifteen contracts. Two contracts, for a rack and rail parking projects, were in the process of being implemented. Thirteen additional outstanding contracts, all of which are for projects awaiting various approvals and financing which, if obtained, are expected to generate revenue in the future for the Company.  Because it is uncertain as to whether any of these projects will ever receive the permitting or financing required to move forward, there can be no assurances that these contracts will generate any revenue.  Of these thirteen contracts, one is for a rack and rail self-storage system, one is for a design contract for a RoboticValet parking system and the other eleven are for RoboticValet parking systems.

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

Accounts receivable and allowance for doubtful accounts – Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We determine this allowance based on known troubled accounts, history and other currently available evidence. Accordingly, we have recorded an allowance for doubtful accounts of $155,781 and $0 at September 30, 2012 and 2011, respectively.

Property and equipment – Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the years ended September 30, 2012 and September 30, 2011 was $297,961 and $52,006, respectively.

Research and development – Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred.  Research and development costs for the years ended September 30, 2012 and 2011 were $1,557,898 and $2,202,020, respectively.

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

Revenue recognition – Revenues from the sales of RoboticValet and rack and rail systems will be recognized using the percentage of completion method, whereby revenue and the related gross profit is determined by comparing the actual costs incurred to date for the project to the total estimated project costs at completion.

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of September 30, 2012, it was estimated that the gross loss on current contracts would be $3,998,970. This loss is comprised of $3,496,341 recognized through the percentage of completion method for the year ended September 30, 2012, and $502,629 as a provision for the remaining losses on contracts.

Revenues of $1,145,294 and $1,591,948 have been recognized for the years ended September 30, 2012 and 2011, respectively.

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

Warranty Reserves - The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  As revenues for contracts are recognized, the Company will record a warranty reserve for estimated costs in connection with future warranty claims.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly.  The Company incurred warranty expense of $377,619 and $0 in fiscal years 2012 and 2011, respectively, relating to its completed projects.

Earnings Per Common Share - We adopted ASC 260. The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing our net income/ (loss) by the weighted average number of common shares outstanding during the period.

Investment at Equity - The Company accounts for the equity investment using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The Company reviews this investment periodically for impairment and makes appropriate reductions in carrying value when other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the Company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investment. Adverse changes in market conditions or operating results of the issuer that differ from expectation could result in additional other-than-temporary losses in future periods.

Income Taxes - We account for income taxes under ASC 740-10. ASC 740-10 requires an asset and liability approach for financial reporting for income taxes. Under ASC 740-10, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The Company and its subsidiaries file a consolidated Federal income tax return.

Use of Estimates - Management of the Company has made estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Estimates are used in accounting for, among other items, allowance for doubtful accounts, inventory obsolescence, warranty expense, income taxes and percentage of completion contracts. Actual results could differ from these estimates.

Impairment of Long-Lived Assets - We review the long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that an impairment exists, the carrying value of the asset is adjusted to the fair value. Factors considered in the determination of the fair value include current operating results, trends and the present value of estimated expected future cash flows.

Derivative liability - The Company accounts for reset provisions in connection with their issuance of debt, and reset provisions of equity instruments attached to their debt, in accordance with Emerging Issues Task Force (“EITF”) Consensus No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (EITF 07-5”). Under EITF 07-5, instruments which contain full ratchet anti-dilution provisions are no longer considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in paragraph 11 (a) of FASB 133 “Accounting for Derivative Instruments and Hedging Activities”, now promulgated in ASC 815, “Derivative and Hedging”. Under ASC 815 the Company is required to (1) evaluate an instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions.

Fair Value Measurements - As defined in FASB ASC Topic 820 – 10, “Fair Value Measurements and Disclosures,” fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Act of 1996

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934.  These forward-looking statements are largely based on our current expectations and projections about future events and conditions affecting our business, the markets for our products and customer acceptance of our products and conditions in the construction industry.  Such forward-looking statements include, in particular, among others, projections about our future results included in our Exchange Act reports, statements about our plans, liquidity, working capital, strategies, business prospects, changes and trends in our business and the markets in which we operate and intend to operate.  These forward-looking statements may be identified by the use of terms and phrases such as  “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, “targets”, “will”, “anticipates”, and similar expressions or variations of these terms and similar phrases.  Comments about our critical need for additional capital and our ability to raise such capital when and as needed and on acceptable terms are forward-looking statements.  Additionally, statements concerning future matters such as the costs and expenses we expect to incur, our ability to realize material revenues, delays we may encounter in selling our products and gaining market acceptance for our products, the cost of the further development of our products, estimating costs for fixed cost contracts and achieving enhancements or improved technologies, achieving material sales levels, marketing expenses, projected cash flows, our intentions regarding raising additional capital and when additional capital may be required, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors, as well as those discussed elsewhere in this Annual Report.  The cautionary statements should be read as being applicable to all forward-looking statements wherever they appear in this Annual Report and they should also be read in conjunction with the consolidated financial statements, including the related footnotes.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company's principal executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012 in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure due to our inability to record, process, summarize and report within the time periods specified in the SEC’s rules and forms. We are currently taking measures to educate our staff to enable us to record, process, summarize and report on a timely basis.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the Company’s assessment, it believes that, as of September 30, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information.

N/A

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our directors and executive officers and their ages as of September 30, 2012 are as follows:

Name	Title	Age

Mark Patterson	Chief Executive Officer and Director	52
Christopher Mulvihill	President and Director	42
Scott Shepherd	Chief Financial Officer	44
David Koch	Chief Operating Officer	59
Maureen Cowell	Secretary and Director	46
Stanley J. Checketts	Director and Chief Executive Officer of Boomerang Sub, Inc.	71
Joseph R. Bellantoni	Director	50
Steven C. Rockefeller, Jr.*	Director	52
Kevin M. Cassidy*	Director	56
Anthony P. Miele, III*	Director	41

*Independent Director

Directors and Executive Officers

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

Mark Patterson. Mr. Patterson is the Chief Executive Officer and a Director of our company and has served in such capacity since August 2010. From January of 2009 until joining the Company in June of 2010 as an Executive Vice President, Mr. Patterson was a real estate consultant. Until January of 2009, Mr. Patterson was a Managing Director and the Head of Real Estate Global Principal Investments at Merrill Lynch, where he oversaw the real estate principal investing activities of Merrill Lynch. Mr. Patterson joined Merrill Lynch in April 2005 as the Global Head of Real Estate Investment Banking and in 2006 also became the Co-Head of Global Commercial Real Estate which encompassed real estate investment banking, principal investing and mortgage debt. Prior to joining Merrill Lynch, Mr. Patterson spent 16 years at Citigroup where he held numerous positions including the Global Head of Real Estate Investment Banking since 1996. Mr. Patterson is a member of the Board of Directors of General Growth Properties, a company traded on the New York Stock Exchange under the symbol GGP. During his career, Mr. Patterson has been involved in a wide variety of financing and investing activities that have spanned virtually all types of real estate in most major global property markets. Mr. Patterson’s day to day leadership of our company, as Chief Executive Officer, provides him with intimate knowledge of our business, results of operations and financial condition. Mr. Patterson, as a result of experience in the real estate investment banking industry, provides unique insights into our target customers as well as our challenges and opportunities.

Christopher Mulvihill. Mr. Mulvihill has been employed as President and Manager of Sales and Marketing of our company since February 2008, and prior thereto served in that capacity for Boomerang Utah from January 2007 to February 2008. Mr. Mulvihill was appointed as a Director of our company in May 2011. From August 2005 to January 2007, he was employed by The Active Network, Inc., a provider of online registration software and event management software, as the Director of Business Development for Golf. From January 2002 to July 2005, Mr. Mulvihill was the founder and President of Tee Time King, Inc., a provider of golf reservation, inventory management and point of sale software, which grew to become the country’s largest municipal golf course reservation company before being sold to The Active Network, Inc. in August 2005. As President of our company, Mr. Mulvihill provides significant experience in sales, management and commercial issues associated with technology based businesses which comprise an important aspect of our business.

Scott Shepherd. Mr. Shepherd has served as our chief financial officer since January 18, 2012. Prior thereto, he served as our controller from February 2011 until January 2012. Mr. Shepherd served as corporate controller for heavy equipment manufacturer and distributor, Komatsu Equipment Company, from July 2009 to February 2011. From May 2008 to July 2009, he served as Chief Financial Officer for The Levitin Group, an online, interactive computer based training company. He worked for Eskay Corporation (subsequently merged with Daifuku America Corporation), a global automated material handling company from 1995 to 2008 and served as its Chief Financial Officer from 2000 until May 2008.

David Koch. Mr. Koch is the Chief Operating Officer of our company and has served in such capacity since August 2011. He has been involved in the Automated Materials Handling Industry for over 34 years. Mr. Koch has held positions of Sr. Mechanical Engineer, Principle Systems Engineer, Sr. Project Manager, Sr. VP of Engineering, Sales, and Marketing as well as Co-Founder & President of ESKAY Corporation (a joint venture with Daifuku Materials Handling Co.) in North America from 1990 to 2005. From September 2005 to October 2010, Mr. Koch served as the Director of Sales and Marketing for Power Automation System, a company specializing in automated storage and transportation systems, and from October 2010 to July 2011, Director of Business Development for the North American Division of Dematic Corporation, an automated material handling company. Mr. Koch has extensive experience in logistics and automated warehousing, distribution and manufacturing across all industries and has experience working with companies in North America, Europe and Asia. Mr. Koch has also served in many volunteer leadership positions for over 20 years in the Materials Handling Industry of America (MHIA) most recently served on the Roundtable Advisory Committee to the board of governors.

Maureen Cowell. Ms. Cowell was the Secretary of Digital Imaging Resources, Inc. since July 2007 and has remained so through the merger with Boomerang in February 2008. Ms. Cowell also became a Director of Boomerang on April 14, 2009. Ms. Cowell is also employed as Vice President of North Jersey Management Services, Inc., a private company providing accounting and financial record-keeping services to various companies, including Crystal Springs, since December 1995. Ms. Cowell has managed dozens of small private development stage corporations since 1992. Ms. Cowell has a comprehensive knowledge of accounting, financial reporting, financial strategies, corporate governance and compliance.

Stanley J. Checketts. Mr. Checketts has served as our Director and the Chief Executive Officer and director of our wholly-owned subsidiary, Boomerang Sub, Inc., positions he has held since February, 2008. Prior thereto, he was the founder and Chief Executive Officer of S&S Worldwide, Inc., or S&S, from 1994 to 2009. S&S is a world leader in the design, development, marketing and sale of roller coasters and family thrill rides for the amusement industry and conducts its business activities both domestically and internationally. Mr. Checketts has commenced developing, manufacturing and selling amusement rides through Stan Checketts Properties. Mr. Checketts had encountered success in his past endeavors and brings insight to our challenges, along with strong leadership skills.

Joseph R. Bellantoni. Mr. Bellantoni has served as a director since February 2008. Mr. Bellantoni was Chief Financial Officer and a Director of Digital Imaging Resources, Inc. from January 2007 until we acquired it and then served as our Chief Financial Officer from February 2008 until January 2012. Mr. Bellantoni previously served as a director of Digital Imaging Resources, Inc. and as its Treasurer from April 1995 until November 2004. Mr. Bellantoni has also served as President of North Jersey Management Services, Inc, a private company providing accounting and financial record-keeping services, since December 1995. North Jersey Management provides accounting and financial services to Crystal Springs. Mr. Bellantoni possesses extensive knowledge of accounting, corporate governance, corporate compliance, financial reporting and financial strategies, which has been an asset to our company in its development stage and ongoing operations.

Steven C. Rockefeller, Jr. Mr. Rockefeller has been a Director Since February 2010. He currently serves as Chairman and Chief Executive Officer of Rose Rock Capital where he has worked since 2010. Rose Rock Capital is a family-owned Hong Kong holding company in the business of fund management and development for real estate and infrastructure in China. In 2010, Mr. Rockefeller was honored to accept appointment from Executive Vice Chairman Xiao Wunan as Co-Chairman of the Asia Pacific Exchange & Cooperation Foundation (APECF), which, among other things, focuses on development of Non Governmental Organizations public policy, religious respect and understanding, and philanthropy. Since 2009 Mr. Rockefeller has served as a Visiting Professor at Nankai University. From 2000 to 2004, Mr. Rockefeller was a Board Member of Grameen Foundation and Chairman of its Development Committee, and since 2009, Mr. Rockefeller has served as Special Advisor on poverty alleviation to the Chairman of Rimbunan Hijau Group in Sibu, Malaysia. In recognition of his lifelong dedication to poverty alleviation, Mr. Rockefeller received a Fulbright Award. Mr. Rockefeller currently serves on the board of directors of two private companies, BioChemics (since 2005) and Tracer (since 2008). Since 2009, Mr. Rockefeller has served on the advisory board of Sparta Commercial Services, Inc. From 1999 to 2004, Mr. Rockefeller served as a Managing Director of Deutsche Bank. Mr. Rockefeller has a broad range of experience across many industries, including international real estate, and we believe he provides valuable insight to our Board.

Kevin M. Cassidy. Mr. Cassidy has served as our Director since May 2010. Mr. Cassidy is currently the Managing Member of Logic International Consulting Group, LLC, a consulting firm he formed in October, 1996, that specializes in the development of global trading businesses and the creation of the requisite infrastructure, management and support paradigms of said platforms. From September 2002 to December 2008, Mr. Cassidy was a Partner and Chief Operating Officer of Archeus Capital Management, LLC, which is a multi-strategy hedge fund. Mr. Cassidy’s knowledge in a range of business functions, including raising capital, leasing and corporate administration, provides insight to our Board.

Anthony P. Miele, III. Mr. Miele has served as our Director since May 2010. Mr. Miele has been a Partner of White Honey, which offers a full spectrum of professional photography of luxury fragrances for high profile clients, since August 2009. Mr. Miele was employed by Ricoh Business Solutions as an Account Executive from August 2006 to July 2009. Mr. Miele was formerly employed by Tyco ADT Security Systems as a Small Business Sales Representative from August 2005 to June 2006. Prior thereto, Mr. Miele was a sales trader on the New York Stock Exchange from August 2003 to August 2005. Through his past work experiences, Mr. Miele has been involved with companies that were in all stages of development which provides the Company with useful insight.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of Forms 3 and 4 and any amendments thereto furnished to our company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required all Section 16(a) filing requirements applicable to our officers, directors and beneficial owners of more than 10% of our equity securities were timely filed except that the following reports were not timely filed during the fiscal year ended September 30, 2012: Forms 4 were not timely filed for four transactions by Gail Mulvihill, three transactions by Mark Patterson, three transactions by Chris Mulvihill, five transactions by Stan Checketts, three transactions by Dave Koch and five transactions by Burton I. Koffman.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial and accounting officer, controller and persons performing similar functions. A copy of our Code of Ethics was filed as an exhibit to our Current Report on Form 8-K filed December 28, 2009. We will provide to any person, without charge, upon request, a copy of such Code of Ethics, as amended. Requests should be addressed to Mr. Scott Shepherd, Chief Financial Officer at our address appearing on the cover page of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

The following table sets forth the compensation of our principal executive officer and our other most highly compensated executive officers (who we collectively refer to as “named executive officers”) who received total compensation exceeding $100,000 for the year ended September 30, 2012 and who served in such capacity at September 30, 2012.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

		($)	($)	($)		($)(1)		($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)		(f)		(g)	(h)	(i)	(j)
Mark Patterson	2012	200,000	-0-	-0-		786,296	(2)	-0-	-0-	-0-	986,296
Chief Executive Officer	2011	200,000	-0-	-0-		4,202,406	(2)	-0-	-0-	-0-	4,402,406
Christopher Mulvihill	2012	150,000	-0-	-0-		-0-		-0-	-0-	-0-	150,000
President and Manager of Sales and Marketing	2011	150,000	-0-	-0-		1,000,000	(3)	-0-	-0-	-0-	1,150,000
Dave Koch	2012	150,000	-0-	50,001	(4)	-0-		-0-	-0-	-0-	200,001
Chief Operating Officer	2011	20,192	-0-	-0-		-0-		-0-	-0-	-0-	20,192

(1)	Represents the grant date fair value in accordance with ASC 718 (formerly FAS 123R). See Note 10 to Notes to Financial Statements for the year ended September 30, 2011 for a description of valuation assumptions used in the calculation of grant date fair value.
(2)	During fiscal year 2012, a total of 390,000 warrants to purchase shares of the Company’s common stock, exercisable at $5.00, vested pursuant to Mr. Patterson’s CEO employment agreement. The Company recognized $786,296 in expense for these issuances During fiscal year 2011, a total of 970,000 warrants to purchase shares of the Company’s common stock, exercisable at $5.00, vested per Mr. Patterson’s CEO employment agreement. The Company recognized $4,202,406 in expense for these issuances.
(3)	In October 2010, Mr. Mulvihill received 200,000 options to purchase the Company’s common stock exercisable at $5.00 per share.
(4)	On April 11, 2012, the Company issued 11,765 shares of common stock to Dave Koch, our COO, pursuant to his employment agreement as payment for services provided. These shares of stock were issued at $4.25 per share and the Company recorded an expense of $50,001 related to this issuance.

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

Outstanding Equity Awards at September 30, 2012

The following table reflects the equity awards granted by us to the Named Executive Officers that remain outstanding at September 30, 2012:

			Equity Awards

Name and Grant Date	Number of Securities Underlying Unexercised Options/Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options/Warrants (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Mark Patterson October 1, 2010	1,080,000	(1)	-	$5.00	October 1, 2015

Mark Patterson November 12, 2010	280,000	(1)	-	$5.00	November 11, 2015

Christopher Mulvihill October 6, 2010	200,000	(1)	-	$5.00	October 5, 2020

Stanley J. Checketts February 15, 2010	250,000	(1)	-	$2.00	February 14, 2020

(1)	These options are fully vested and currently exercisable.

Director Compensation

Our directors received no cash compensation during the years ended September 30, 2012 and September 30, 2011, other than the compensation paid to our named executive officers who are also directors, which is reflected in the Summary Compensation Table above.

Our Directors are reimbursed for their out-of-pocket expenses incurred in connection with attending meetings.

Compensation Committee

Our Board of Directors has appointed a Compensation Committee consisting of Messrs. Miele and Rockefeller. Each of such persons has been determined to be an “independent director” under the listing standards of the NASDAQ Capital Market. Our Board of Directors has adopted a written Compensation Committee Charter that sets forth the committee’s responsibilities. The committee is responsible for determining all forms of compensation for our executive officers, and establishing and maintaining executive compensation practices designed to enhance long-term stockholder value.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of January 11, 2013, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to us to be the beneficial owner of more than five percent of our Common Stock as well as the number of shares of Common Stock beneficially owned by all of our Directors, each of our named executive officers identified in the Summary Compensation Table above, and all our Directors and executive officers as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of our Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options, warrants or conversion of notes held by such holder at said date. As of January 11, 2013, we had 7,559,694 shares of Common Stock outstanding.

Unless otherwise indicated, the address for each of the above is c/o Boomerang Systems, Inc., 30 B Vreeland Road, Florham Park, NJ 07932.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Common Stock Outstanding (1)
Mark R. Patterson	2,298,719	(2)	24.1%
Christopher Mulvihill	1,254,588	(3)	14.9%
Stanley J. Checketts	1,016,512	(4)	12.7%
Scott Shepherd	-		-
David Koch	42,486	(5)	*
Joseph R. Bellantoni	37,667	(6)	*
Maureen Cowell	27,534	(7)	*
Anthony P. Miele, III	93,527	(8)	1.2%
Steven Rockefeller, Jr.	60,000	(9)	*
Kevin Cassidy	-		-
All Directors and Executive Officers as a Group (10 persons)	4,831,033		43.3%
Other 5% Stockholders
Gail Mulvihill	3,809,004	(10)	38.8%
Lake Isle Corp.	2,153,689	(11)	23.8%
Burton I. Koffman	1,991,653	(12)	23.3%
Venturetek, LP	1,719,435	(13)	20.6%
HSK Funding, Inc.	1,606,311	(14)	19.2%
Stan Checketts Properties, LLC	766,512	(15)	9.8%
Albert Behler	868,416	(16)	10.6%
J and A Financing Inc	671,322	(17)	8.5%
Sail Energy LLC	479,881	(18)	6.1%
MRP Holdings LLC	449,879	(19)	5.6%
Alexandria Equities, LLC	509,602	(20)	6.3%
James Mulvihill	468,921	(21)	6.0%

* Less than 1%

(1)	This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. Unless otherwise indicated, the tabular information gives effect to the exercise of warrants or options exercisable within 60 days of January 11, 2013, owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.

(2)	Includes 190,000 shares held by Mr. Patterson, 1,410,000 shares issuable upon exercise of warrants held by Mr. Patterson, 10,813 shares held by MRP Holdings LLC (“MRP”), over which Mr. Patterson exercises sole voting and investment control, 169,533 shares issuable upon the conversion of outstanding convertible notes held by MRP, 269,533 shares issuable upon the exercise of warrants held by MRP, 101,780 shares held by Mark R. Patterson Revocable Trust (“Patterson Trust”), over which Mr. Patterson exercises sole voting and investment control, 23,530 shares issuable upon the conversion of outstanding convertible notes held by Patterson Trust and 123,530 shares issuable upon the exercise of warrants held by Patterson Trust. All warrants and notes are exercisable or convertible within 60 days of January 11, 2013.

(3)	Includes 351,764 shares owned directly by Mr. Mulvihill and 20,000 shares owned by Great Delaware & American, Inc. over which Mr. Mulvihill exercises sole voting and investment control. Also includes 341,412 shares issuable upon the conversion of outstanding convertible notes held by Mr. Mulvihill, 200,000 shares issuable on exercise of options and 341,412 shares issuable on exercise of warrants, all of which are exercisable or convertible within 60 days of January 11, 2013.

(4)	Includes 250,000 shares issuable upon exercise of options issued to Mr. Checketts, 381,591 shares held by Stan Checketts Properties, LLC (“SCP”), over which Mr. Checketts exercises sole voting and investment control, 31,429 shares issuable upon the conversion of outstanding convertible notes held by SCP, 77,219 shares issuable upon the exercise of warrants held by SCP, 88,229 shares held by SB&G Properties L.L.C. (“SB&G”), which is owned, in part, by SCP, 51,945 shares issuable upon the conversion of outstanding convertible notes held by SB&G, and 136,099 shares issuable upon the exercise of warrants held by SB&G. All of the options, notes and warrants are exercisable or convertible within 60 days of January 11, 2013.

(5)	Includes 11,765 shares held by Mr. Koch directly and 721 shares held jointly by Mr. Koch and his wife, 15,000 shares issuable upon the conversion of outstanding convertible notes held by Mr. Koch and his wife and 15,000 shares issuable upon exercise of outstanding warrants exercisable within 60 days of January 11, 2013.

(6)	Includes 167 shares held by Mr. Bellantoni’s father as to which Mr. Bellantoni disclaims beneficial ownership. Also includes 37,500 shares issuable on exercise of options exercisable within 60 days of January 11, 2013.

(7)	Includes 27,534 shares issuable on exercise of options exercisable within 60 days of January 11, 2013.

(8)	Includes 73,750 shares owned directly by Mr. Miele and Heather Miele and 19,777 shares issuable upon exercise of warrants received from the August 2008 Post-Maturity warrants held by Mr. Miele and Heather Miele exercisable within 60 days of January 11, 2013.

(9)	This includes 60,000 shares issuable on exercise of warrants exercisable within 60 days of January 11, 2013.

(10)	Includes 760,034 shares held by Mrs. Mulvihill, 15,400 shares issuable upon the exercise of warrants held by Mrs. Mulvihill, 134,637 shares held by Sail Energy LLC (“Sail Energy”), over which Mrs. Mulvihill exercises sole voting and investment control, 172,622 shares issuable upon the conversion of outstanding convertible notes held by Sail Energy, 172,622 shares issuable upon the exercise of warrants held by Sail Energy, 226,954 shares held by Lake Isle Corp. (“Lake Isle”), over which Mrs. Mulvihill exercises sole voting and investment control, 414,570 shares issuable upon the conversion of outstanding convertible notes held by Lake Isle, 564,570 shares issuable upon the exercise of warrants held by Lake Isle, 200,000 shares issuable upon the conversion of outstanding convertible notes held by the Estate of Gene Mulvihill (“Mulvihill Estate”) over which Mrs. Mulvihill is the administrator and individual who exercises shared voting and investment power, 200,000 shares issuable upon the conversion of outstanding warrants held by the Mulvihill Estate, 88,229 shares held by SB&G, which is owned, in part, by Lake Isle, 51,945 shares issuable upon the conversion of outstanding convertible notes held by SB&G, 136,099 shares issuable upon the exercise of warrants held by SB&G, 335,661 shares held by J and A Financing Inc., (“J&A”), which is owned, in part, by Lake Isle, and 335,661 shares issuable upon the exercise of warrants held by J&A, all of which are exercisable or convertible within 60 days of January 11, 2013. The address for J&A, Sail Energy and Lake Isle is 3621 Route 94, 2nd Floor, Hamburg, NJ 07419.

(11)	Includes 226,954 shares held by Lake Isle, over which Gail Mulvihill exercises sole voting and investment control, 414,570 shares issuable upon the conversion of outstanding convertible notes held by Lake Isle, 564,570 shares issuable upon the exercise of warrants held by Lake Isle, 88,229 shares held by SB&G, which is owned, in part, by Lake Isle, 51,945 shares issuable upon the conversion of outstanding convertible notes held by SB&G, 136,099 shares issuable upon the exercise of warrants held by SB&G, 335,661 shares held by J&A, which is owned, in part, by Lake Isle, and 335,661 shares issuable upon the exercise of warrants held by J&A, all of which are exercisable or convertible within 60 days of January 11, 2013. The address for Lake Isle is 3621 Route 94, 2nd Floor, Hamburg, NJ 07419.

(12)	This information is based in part on a Schedule 13G filed with the Securities and Exchange Commission on November 13, 2009. Includes 6,228 shares owned directly by Mr. Koffman, 31,000 shares issuable upon the conversion of outstanding convertible notes held by Mr. Koffman, 33,500 shares issuable upon exercise of warrants held by Mr. Koffman, 4,592 shares owned by Public Loan Company, 4,176 shares owned by The K-6 Family Limited Partnership, 20,000 shares owned by 300 Plaza Drive Associates, 25,000 shares owned by New Valu, Inc., 139,846 shares owned by IA 545 Madison Assoc., 58,000 shares issuable upon conversion of outstanding convertible notes held by IA 545 Madison Assoc., 63,000 shares issuable upon exercise of warrants held by IA 545 Madison Assoc., 378,657 shares owned by HSK Funding Inc., referred to as HSK, 59,765 shares issuable upon the conversion of outstanding convertible notes held by HSK, 220,294 shares issuable upon exercise of warrants held by HSK, 88,229 shares held by SB&G, which is owned, in part, by HSK, 51,945 shares issuable upon the conversion of outstanding convertible notes held by SB&G, 136,099 shares issuable upon the exercise of warrants held by SB&G, 335,661 shares held by J&A, which is owned, in part, by HSK, and 335,661 shares issuable upon the exercise of warrants held by J&A, all of which are exercisable or convertible within 60 days of January 11, 2013. Mr. Koffman exercises voting and investment control of all securities held by these entities. The address for Mr. Koffman is 300 Plaza Drive, Vestal, NY 13850.

(13)	David Selengut is the natural person who exercises voting and investment control over the shares held by Venturetek, LP (“Venturetek”). Includes 514,860 shares owned directly by Venturetek, 68,815 shares issuable upon the conversion of outstanding convertible notes held by Venturetek, 188,165 shares issuable upon exercise of warrants held by Venturetek, 88,229 shares held by SB&G, which is owned, in part, by Venturetek, 51,945 shares issuable upon the conversion of outstanding convertible notes held by SB&G, 136,099 shares issuable upon the exercise of warrants held by SB&G, 335,661 shares held by J&A, which is owned, in part, by Venturetek, and 335,661 shares issuable upon the exercise of warrants held by J&A, all of which are exercisable or convertible within 60 days of January 11, 2013. The address for Venturetek is c/o Nesher LLC, P.O. Box 339, Lawrence, NY 11559.

(14)	Includes 378,657 shares held by HSK, 59,765 shares issuable upon the conversion of outstanding convertible notes held by HSK, 220,294 shares issuable upon exercise of warrants held by HSK, 88,229 shares held by SB&G, which is owned, in part, by HSK, 51,945 shares issuable upon the conversion of outstanding convertible notes held by SB&G, 136,099 shares issuable upon the exercise of warrants held by SB&G, 335,661 shares held by J&A, which is owned, in part, by HSK, and 335,661 shares issuable upon the exercise of warrants held by J&A, all of which are exercisable or convertible within 60 days of January 11, 2013. The address for HSK is 300 Plaza Drive, Vestal, NY 13850.

(15)	Includes 381,591 shares held by SCP, over which Mr. Checketts exercises sole voting and investment control, 31,429 shares issuable upon the conversion of outstanding convertible notes held by SCP, 77,219 shares issuable upon the exercise of warrants held by SCP, 88,229 shares held by SB&G, which is owned, in part, by SCP, 51,945 shares issuable upon the conversion of outstanding convertible notes held by SB&G, and 136,099 shares issuable upon the exercise of warrants held by SB&G. All of the warrants and notes are exercisable or convertible within 60 days of January 11, 2013. The address for SCP is P.O. Box 55, Providence, UT 84332.

(16)	Includes 219,370 shares owned directly by Mr. Behler, 169,523 shares issuable upon the conversion of outstanding convertible notes and 479,523 shares issuable upon exercise of warrants, all of which are exercisable or convertible within 60 days of January 11, 2013.

(17)	Includes 335,661 shares held directly by J&A and 335,661 shares issuable upon exercise of warrants exercisable within 60 days of January 11, 2013. The address for J&A is 3621 Route 94, 2nd Floor, Hamburg, NJ 07419.

(18)	Includes 134,637 shares held directly by Sail Energy, 172,622 issuable upon conversion of outstanding convertible notes and 172,622 shares issuable upon exercise of warrants, all exercisable or convertible within 60 days of January 11, 2013. The address for Sail Energy is 3621 Route 94, 2nd Floor, Hamburg, NJ 07419.

(19)	Includes 10,813 shares held directly by MRP, 169,533 shares issuable upon conversion of outstanding convertible notes and 269,533 shares issuable upon exercise of warrants, all of which are exercisable or convertible within 60 days of January 11, 2013.

(20)	Includes 9,602 shares held directly by Alexandria Equities, LLC, 250,000 shares issuable upon conversion of outstanding convertible notes and 250,000 shares issuable upon exercise of warrants, all of which are exercisable or convertible within 60 days of January 11, 2013.

(21)	Includes 50,384 shares held directly by Mr. Mulvihill, 29,686 shares held by Sunset Group PSP (“Sunset Group”), of which Mr. Mulvihill is the Trustee, 59,745 shares issuable upon conversion of outstanding convertible notes held by Sunset Group, 109,745 shares issuable upon exercise of warrants held by Sunset Group, 69,161 shares held by his wife, Heather Mulvihill, 40,000 shares issuable upon conversion of outstanding convertible notes held by Heather Mulvihill and 110,200 shares issuable upon exercise of warrants held by Heather Mulvihill, all of which are exercisable or convertible within 60 days of January 11, 2013.

Equity Compensation Plan Information -The following table provides information as of  September 30, 2012 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders.

Equity Compensation Plan Information as of September 30, 2012

(a)	(b)		(c)	(d)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (cumulative)		weighted average exercise price of outstanding options, warrants and rights	number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans - approved by security holders	-0-		N/A	-0-

Equity compensation plans - not approved by security holders	2,108,244	(1)	$4.86	-0-

Total	2,108,244		$4.86	-0-

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

During fiscal years 2011 and 2012, warrants to purchase 1,360,000 shares were granted to Mr. Mark Patterson as part of his employment agreement with our company.  The warrants have a term of five years with an exercise price of $5.00 per share.

In June 2012, warrants to purchase an aggregate of 16,059 shares were granted to consultants of our company. The warrants have a term of five years with an exercise price of $4.25 per share.

In September 2012, warrants to purchase an aggregate of 25,800 shares were granted to consultants of our company. The warrants have a term of five years with an exercise price of $5.00 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us.  Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President, and is a principal stockholder of our company.  SB&G entered into a lease with Boomerang Utah dated October 1, 2008, relating to premises located at 324 West 2450 North, Building A, Logan, Utah (“Building A”).  The Company assumed this lease in February 2008.  The initial term of the lease was for one year with an annual rent of $260,610 plus real property and school taxes. In addition, Boomerang is obligated to pay for all utilities, repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities.  On March 15, 2010, Boomerang and SB&G agreed to maintain these terms until September 30, 2011. This lease has been extended on a month-to-month basis.  On November 1, 2011, deferred rental payments totaling $220,763 were refinanced as part of the Offering. Deferred rental payments totaling $176,610 have been accrued as of September 30, 2012 and classified as due to related party on our balance sheet.

Stan Checketts Properties (“SCP”), a company owned by the chief executive officer of Boomerang’s wholly owned subsidiary, Boomerang Sub, Inc., entered into a lease with Boomerang Utah dated October 1, 2008 for premises located at 324 West 2450 North, Building B, Logan, Utah.  The Company assumed this lease in February 2008.  The initial term of the lease was for one year at a fixed annual rent of $157,680 plus real property and school taxes. In addition, Boomerang is obligated to pay for all utilities and for repairs and maintenance to the property.  The approximately 18,000 square foot leased premises are, in addition to Building A, also used for Boomerang’s manufacturing activities.  We are currently leasing an additional 2,400 square feet of office and conference room space with Stan Checketts Properties for $1,800 per month. On March 15, 2010, Boomerang and SCP agreed to maintain these terms until September 30, 2011. On October 28, 2011, Boomerang and SCP amended the terms of the lease to provide for a monthly payment of $14,940, effective as of October 1, 2011, and to extend the lease on a month-to-month basis. On November 1, 2011, deferred rental payments totaling $133,571 were refinanced as part of the Offering.

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to Zions Bank. The principal amount due was $736,025 as of September 30, 2012, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang, the Estate of Gene Mulvihill and Messrs. Stan Checketts and Burton Koffman (“Koffman”) are the joint and several guarantors of this promissory note.  Gene Mulvihill was the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

The Estate of Gene Mulvihill and Mr. Koffman are the guarantors of a financing lease entered into on September 1, 2007 between Boomerang Utah and a nonaffiliated bank. The lease relates to certain equipment used by Boomerang Utah in its manufacturing operations. The total cost of the equipment was approximately $900,000. The rental was payable in sixty monthly installments of approximately $12,750, through August 31, 2012. At that time, Boomerang Utah had the option to purchase the equipment for approximately $315,000 or refinance it for an additional twenty four months. Boomerang refinanced the rental over twenty four months and has the option to purchase the equipment for $1 at the conclusion of the lease term. The lease commences on January 1, 2013 and ends on December 1, 2014, with twenty four monthly installments of approximately $13,890.

The Company used the services of Coordinate Services, Inc. for product development.  The owner of Coordinate Services, Inc., is Gene Mulvihill, Jr., the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense for the twelve months ended September 30, 2012 and 2011 was $152,192 and $158,879 respectively; which is recorded under research and development expenses.

The Company reimbursed North Jersey Management Services, Inc. for payroll related expenses for the services of Joseph Bellantoni, the former Chief Financial Officer of the Company, and Maureen Cowell, the Company’s Corporate Secretary.  Mr. Bellantoni is also the President and Mrs. Cowell is the Vice President of North Jersey Management Services, Inc. Mr. Bellantoni and Ms. Cowell are directors of the Company.  The amount of this expense for the twelve months ended September 30, 2012 and 2011 was $78,000 and $78,000 respectively; which is recorded under general and administrative expenses.

In April 2010, we entered into a twenty-year ground lease with Route 94 Development Corporation (“Route 94”) to lease a portion of an approximately fifteen acre parcel in the town of Hamburg, located in Hardyston Township, New Jersey, on which we constructed a RoboticValet parking facility.  The leased property is adjacent to Grand Cascades Lodge (“Cascades”), a hotel within the Crystal Springs Golf and Spa Resort (“the Resort”). The parking facility was constructed by Crystal Springs Builders, LLC (“Builders”).   It is intended that this facility will be used by us primarily for demonstration and marketing purposes in the eastern portion of the United States.  In consideration of the benefits to us under the terms of the lease, we agree to provide to the lessor and its affiliates parking and storage space within the facility at no cost to the lessor and its affiliates subject to our right to use the facility for demonstration purposes.  In addition, we are required to pay the operating costs, premiums on the insurance required under the terms of the lease and incremental property taxes resulting from our construction of the facility.  For a period of 60 months, commencing five years after execution of the lease, the lessor has the option to purchase the facility from us and we have a right to cause the lessor to buy from us the facility we construct.  The price to be paid by the lessor upon exercise of its option to purchase the facility is 110% of the greater of (i) the depreciated value of the facility, or (ii) the fair market value of the facility, and the price to be paid by the lessor upon exercise of our right to cause the lessor to buy the facility is $1.00.

The Resort owns and operates seven golf courses, two hotels and a fitness facility and develops real estate in Sussex County NJ, which is comprised of more than 40 additional entities, including the above named entities. Gail Mulvihill owns 50% of each of Builders, Cascades and Route 94 and, indirectly, through these and various other entities, Gail Mulvihill and her family own approximately 50% of the Resort. Except as set forth above, no other officer, director or 5% or greater stockholder of the Company has any equity interest in Builders, Cascades or Route 94.  The Company incurred expenses of $0 and approximately $1,074,440 payable to Builders during the year ended September 30, 2012 and 2011, respectively. The Company incurred expenses of approximately $115,000 and $82,000 payable to Cascades for the year ended September 30, 2012 and 2011, respectively. No expenses were incurred for Route 94 during the year ended September 30, 2012 and 2011.

On May 14, 2010, the Company entered into a 6% convertible line of credit for up to $1,300,000 with Sail Energy, a company owned by Gail Mulvihill, who has sole voting and investment control.  In May 2011, it was agreed between the Company and Sail Energy that there would be no additional borrowing under this line of credit. On November 1, 2011, outstanding principal and interest totaling $300,142 was refinanced as part of the Offering.

In July 2010, Venturetek, LP, a principal stockholder of the Company, entered into a 6% convertible promissory note with the Company for $273,000.  On November 1, 2011, outstanding principal and interest totaling $292,461 was refinanced as part of the Offering.

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

In connection with the Offering, the following officers, directors, 5% stockholders and affiliates of the Company refinanced indebtedness in the amounts and for the Notes and Warrants listed below.

Name	Indebtedness Converted		Notes issued in Offering	Warrants issued in Offering
HSK Funding Inc.(1)	$254,000		$254,000	59,765
Lake Isle Corporation(2)	$1,761,917		$1,761,917	414,570
Christopher Mulvihill(3)	$1,451,000	(11)	$1,451,000	341,412
James Mulvihill TTEE Sunset Group Inc. PSP(4)	$253,917	(12)	$253,917	59,745
MRP Holdings LLC and Mark R Patterson Revocable Trust(5)	$608,014		$608,014	143,063
Sail Energy LLC(6)	$300,142		$300,142	70,622
Stan Checketts Properties, LLC(7)	$133,571		$133,571	31,429
SB&G Properties LLC(8)	$220,763		$220,763	51,945
Venturetek L.P.(9)	$292,461		$292,461	68,815
Albert Behler (10)	$507,972		$507,972	119,523

(1)	HSK Funding Inc. is a principal stockholder and a member of SB&G Properties LLC.
(2)	Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corporation, is the mother of Christopher Mulvihill, the Company’s President, and is a principal stockholder. Lake Isle Corporation is a member of SB&G Properties LLC.
(3)	Christopher Mulvihill is the Company’s President and director.
(4)	James Mulvihill is the brother of Christopher Mulvihill and son of Gail Mulvihill.
(5)	MRP Holdings LLC, and Mark R Patterson Revocable Trust are owned by Mark Patterson, the Company’s Chief Executive Officer and director.
(6)	Sail Energy LLC is owned by Gail Mulvihill.

(7)	Stan Checketts Properties, LLC. is owned by Stan Checketts, the Chief Executive Officer of the Company’s wholly owned subsidiary and director of the Company, and is a principal stockholder. Stan Checketts Properties is a member of SB&G Properties LLC.
(8)	SB&G Properties LLC is owned by HSK Funding Inc., Stan Checketts Properties, Lake Isle Corporation and Venturetek L.P.
(9)	Venturetek L.P. is a principal stockholder and a member of SB&G Properties LLC.
(10)	Albert Behler is a principal stockholder of the Company.
(11)	Included in this balance is $1,000,000 of indebtedness resulting from a bank line of credit that Lake Isle Corp. caused to be paid in full. Accordingly, the Company became indebted to Lake Isle Corp for $1,000,000.
(12)	On October 28, 2011, Atlantic and Madison of NJ Corp transferred title of an aggregate of $1,451,000 principal amount of debt owed to it by the Company to Christopher Mulvihill.

During the quarter ended June 30, 2012, the Resort paid $50,000 to the Company for the purchase of mechanical parking equipment that will be provided by Boomerang-Stokes Mechanical Parking LLC. As of September 30, 2012, the Company has paid the amount in full to Boomerang-Stokes Mechanical Parking LLC.

In connection with the 2012 Offering, the following officers, directors, 5% stockholders and affiliates of the Company participated in the 2012 Offering.

Name	Notes issued in Offering	Warrants issued in Offering
MRP Holdings LLC(1)	$150,000	30,000
Sail Energy, LLC(2)	$510,000	102,000
Heather Mulvihill(3)	$100,000	20,000
IA 545 Madison Assoc.(4)	$250,000	50,000
Burton I. Koffman (4)	$50,000	10,000
David Kent and Christine W. Koch(5)	$75,000	15,000
Alexandria Equities, LLC (6)	$1,000,000	200,000

(1)	Mark R. Patterson, the sole member of MRP Holdings LLC, is the Company’s Chief Executive Officer and a director.
(2)	Sail Energy, LLC is owned by Gail Mulvihill, a principal stockholder and mother of Christopher Mulvihill, the Company’s President and director.
(3)	Heather Mulvihill is the sister-in-law of Christopher Mulvihill and daughter-in-law of Gail Mulvihill.
(4)	Burton I. Koffman, a partner of IA 545 Madison Assoc., is a principal stockholder of the Company.
(5)	David Kent Koch is the Company’s Chief Operating Officer.
(6)	Alexandria Equities, LLC became a principal stockholder of the Company as a result of this purchase.

In connection with the December 2012 Offering, the following officers, directors, 5% stockholders and affiliates of the Company participated in the December 2012 Offering.

Name	Notes issued in Offering	Warrants issued in Offering
The Estate of Gene Mulvihill (1)	$1,000,000	200,000
Heather Mulvihill (2)	$100,000	20,000
MRP Holdings LLC (3)	$100,000	20,000
Albert Behler (4)	$250,000	50,000
Burton I Koffman (5)	$145,000	29,000
Alexandria Equities, LLC (6)	$250,000	50,000

(1)	Gail Mulvihill, the administrator of the estate and individual who exercises shared voting and investment power over the shares, is a principal stockholder and mother of Christopher Mulvihill, the Company’s President and a principal stockholder of the Company.

(2)	Heather Mulvihill is the sister-in-law of Christopher Mulvihill, the Company’s President and a director and principal stockholder of the Company.
(3)	MRP Holdings LLC is owned by Mark Patterson, the Company’s Chief Executive Officer and a director and principal stockholder of the Company.
(4)	Albert Behler is a principal stockholder of the Company.
(5)	Directly and indirectly through various entities he controls. Burton I Koffman is a principal stockholder of the Company.
(6)	Alexandria Equities, LLC is a principal stockholder of the Company.

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

Item 14.  Principal Accounting Fees and Services

The following sets forth fees incurred by us during the fiscal years ended September 30, 2012 and 2011 for services provided by Liebman, Goldberg & Hymowitz, L.L.P., our independent registered public accounting firm (“Liebman”):

		Audit Related		All Other
Year	Audit Fees	Fees	Tax Fees	Fees
2012	$76,915	$-	$7,700	$-
2011	$55,750	$-	$4,950	$-

Audit Fees. The foregoing table presents the aggregate fees billed by Liebman for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q for the fiscal years ended September 30, 2012 and 2011.

Tax Fees. The foregoing table also reflects the aggregate fees billed by Liebman for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2012 and 2011.

Our Board of Directors believes that the provision of the services during the two years ended September 30, 2012 is compatible with maintaining the independence of Liebman.  Our Board of Directors has not adopted any pre-approval policies and procedures for engaging an accountant to render audit or non-audit services that are subject to the pre-approval requirement. All of the above fees have been pre-approved by the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Certificate of Incorporation of Registrant, as amended (1)

3.2	Second Restated and Amended By-laws of Registrant (2)

4.1	Specimen Common Stock Certificate, $0.001 par value (1)

10.1	Form of Warrant to Purchase Common Stock expiring August 2013 (3)

10.2	Shareholders Agreement between Tawreed Companies Representation and Boomerang USA Corp. (4)

10.3	Form of Common Stock Purchase Warrant issued and to be issued with respect to payment defaults on our 12% Promissory Notes (5)

10.4	Amended and Restated Executive Employment Agreement between Mark R. Patterson and Boomerang Systems, Inc., dated as of October 1, 2010 (6)

10.5	Lease agreement by and between SB&G Properties, L.C. and Boomerang Systems, Inc. dated as of October 1, 2007, Amendment No. 1 thereto dated October 1, 2008, and Amendment No. 2 thereto dated March 15, 2010 (7)

10.6	Lease agreement by and between Stan Checketts Properties, L.C. and Boomerang Systems, Inc. dated as of October 1, 2007, Amendment No. 1 thereto dated October 1, 2008 and Amendment No. 2 thereto dated March 15, 2010 (7)

10.7	Loan agreement by and between SB&G Properties and Zions First National Bank and Guaranty of such loan provided by Boomerang Systems, Inc dated July 9, 2007 (7)

10.8	Non-Compete Agreement by and between Stan Checketts and Digital Imaging Resources, Inc. dated December 10, 2007 (7)

10.9	Form of Warrant issued to the lenders signatory to the Commitment letter dated December 29, 2010 by and between Boomerang Systems, Inc. and the lenders signatory thereto (8)

10.10	Chris Mulvihill employment agreement dated March 31, 2008 and amendment #1 dated October 2010 (8)*

10.11	Ground Lease with Route 94, dated April 30, 2010 (9)

10.12	Equipment Lease with M&T Bank, dated September 1, 2007 and personal guarantees of the lease (8)

10.13	Form of 6% Convertible Subordinate Note due 2016 (10)

10.14	Form of Warrant (10)

10.15	Form of Placement Agent Warrant (10)

10.16	Form of Registration Rights Agreement issued by and among Boomerang Systems, Inc. and the Subscribers (10)

10.17	Employment Agreement between David K. Koch and Boomerang Systems, Inc., dated as of October 28, 2011 (1)*

10.18	Loan Agreement between Mark R. Patterson and Boomerang Systems, Inc. dated November 1, 2011 (11)

10.19	Third Amendment to the Lease between Stan Checketts Properties, L.C. and Boomerang Sub, Inc. dated October 28, 2011 (11)

10.20	Third Amendment to the Lease between SB&G Properties, LC and Boomerang Sub, Inc. dated October 1, 2011 (11)

10.21	Lease between Thirty Vreeland Associates, L.L.C. and Boomerang Systems, Inc. dated December 1, 2011 (11)

10.22	Loan Agreement between Lake Isle Corporation and Boomerang Systems, Inc. dated October 28, 2011 (11)

10.23	Loan Agreement between Atlantic & Madison of NJ Corp. and Boomerang Systems, Inc. dated October 31, 2011 (11)

10.24	Form of 6% Convertible Subordinate Note due June 14, 2017 (12)

10.25	Form of Warrant (12)

10.26	Form of Placement Agent Warrant (12)

10.27	Form of Registration Rights Agreement issued by and among Boomerang Systems, Inc. and the Subscribers (12)

10.28	Joint Venture Agreement between Boomerang MP Holdings and Stokes Industries (13)

10.29	Form of 6% Convertible Promissory Note due December 28, 2017 **

10.30	Form of Warrant **

10.31	Form of Subscription Agreement **

14	Code of Ethics (1)

21	Subsidiaries of the Registrant as of September 30, 2012 **

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) **

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a) **

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 (furnished, not filed) **

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 1350 (furnished, not filed) **

101

XBRL The following materials from Boomerang Systems, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the Years Ended September 30, 2012 and 2011, (ii) Consolidated Balance Sheets as of September 30, 2012 and 2011, (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the Years Ended September 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements. ***

(1)	Incorporated by reference from an exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

(2)	Incorporated by reference from an exhibit filed with Quarterly Report on Form 10-Q for quarter ended December 31, 2009.

(3)	Incorporated by reference from an exhibit filed with the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2008.

(4)	Incorporated by reference from an exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

(5)	Incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K filed on October 28, 2009

(6)	Incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K filed on October 7, 2010

(7)	Incorporated by reference from an exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

(8)	Incorporated by reference from an exhibit filed with the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011 filed on September 14, 2011.

(9)	Incorporated by reference from an exhibit filed with the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011 filed on December 16, 2011.

(10)	Incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K filed on December 15, 2011.

(11)	Incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-1 (file no. 333-179226) filed on January 27, 2012.

(12)	Incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K filed on July 18, 2012.

(13)	Incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-1 (file no. 333-183904) filed on September 14, 2012.

*	Denotes management compensation plan or arrangement.

**	Filed herewith.

***	Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

By: /s/ MARK PATTERSON

Mark Patterson, Chief Executive Officer
Dated: January 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARK PATTERSON	Chief Executive Officer (principal executive officer) and Director	January 11, 2013

Mark Patterson

/s/ CHRISTOPHER MULVIHILL	President and Director	January 11, 2013

Christopher Mulvihill

/s/ JOSEPH R. BELLANTONI	Director	January 11, 2013

Joseph R. Bellantoni

/s/ MAUREEN COWELL	Secretary and Director	January 11, 2013

Maureen Cowell

/s/ STANLEY CHECKETTS	Director	January 11, 2013

Stanley Checketts

/s/ STEVEN C. ROCKEFELLER, JR.	Director	January 11, 2013

Steven C. Rockefeller, Jr.

/s/ KEVIN CASSIDY	Director	January 11, 2013

Kevin Cassidy

/s/ ANTHONY P. MIELE, III	Director	January 11, 2013

Anthony P. Miele, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee

Boomerang Systems, Inc.

Florham Park, New Jersey

We have audited the accompanying consolidated balance sheets of Boomerang Systems, Inc. and Subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two year period ended September 30, 2012.  Boomerang Systems Inc. and Subsidiaries management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boomerang Systems, Inc. and Subsidiaries as of September 30, 2012 and 2011, and the results of its operations and cash flows for each of the years in the two year period ended September 30, 2012, in conformity with its accounting principles generally accepted in the United States of America.

Liebman Goldberg & Hymowitz, LLP

Garden City, New York

January 11, 2013

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$2,079,235	$65,590
Restricted cash	81,671	-
Accounts receivable, net	70,744	411,336
Inventory	307,990	202,189
Prepaid expenses and other assets	58,557	37,993
Costs in excess of billings	475,654	521,213
Total current assets	3,073,851	1,238,321

Property, plant and equipment, net	2,704,916	2,874,678

Other assets:
Note receivable	-	16,748
Security deposit	20,825	-
Investment at equity	230,195	139,836
Total other assets	251,020	156,584

Total assets	$6,029,787	$4,269,583

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,888,924	$1,635,353
Due to related party	176,610	-
Deposit payable	124,403	154,403
Billings in excesss of costs and estimated earned profits on uncompleted contracts	5,147	-
Estimated loss on uncompleted contract	502,629	188,484
Debt- current portion	88,407	110,780
Total current liabilities	2,786,120	2,089,020

Long term liabilities:
Debt- long term, net of discount	3,096,615	2,807,869
Debt- long term- related party, net of discount	2,332,191	3,425,334
Derivative liability	13,069,663	-
Total long term liabilities	18,498,469	6,233,203

Total liabilities	21,284,589	8,322,223

Stockholders' deficit:
Preferred stock, $0.01 par value; authorized shares 1,000,000; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 400,000,000 and 400,000,000; 7,469,366 and 7,277,192 issued and outstanding	7,469	7,277
Additional paid in capital	54,972,338	48,752,581
Accumulated deficit	(70,234,609)	(52,812,498)
Total stockholders' deficit	(15,254,802)	(4,052,640)

Total liabilities and stockholders' deficit	$6,029,787	$4,269,583

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

Revenues:
System sales	$1,145,294	$1,591,948
Total revenues	1,145,294	1,591,948

Cost of goods sold	2,818,382	3,241,531
Gross loss	(1,673,088)	(1,649,583)

Expenses:
Sales and marketing	1,321,056	2,176,724
General and administrative expenses	7,388,872	9,003,046
Research and development	1,557,898	2,202,020
Depreciation and amortization	297,961	52,006
Total expenses	10,565,787	13,433,796

Loss from operations	(12,238,875)	(15,083,379)

Other income (expenses):
Interest income	256	1,796
Interest expense	(755,954)	(113,657)
Other income	105,702	173,163
Financing costs	-	(3,899,866)
Loss on disposal of equipment	-	(1,893)
Loss on equity investment	(156,242)	(153,019)
Amortization of discount on convertible debt	(2,137,202)	-
Loss on fair value of derivative	(2,237,741)	-
Total other income (expenses)	(5,181,181)	(3,993,476)

Loss before provision for income taxes	(17,420,056)	(19,076,855)
Provision for income taxes	2,055	25,149

Net loss	$(17,422,111)	$(19,102,004)

Net loss per common share - basic and diluted	$(2.38)	$(2.68)

Weighted average number of shares - basic and diluted	7,329,410	7,117,078

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of September 30, 2010	7,021,404	$7,021	-	$-	$37,053,920	$(33,710,494)	$3,350,447

Options for Services					723,637		723,637
Issuance of Options - Officers					1,249,997		1,249,997
Issuance of Warrants - Consultant					25,000		25,000
Issuance of Warrants - Officer					4,202,406		4,202,406
Issuance of Warrants - Line of Credit					974,985		974,985
Issuance of Warrants - Line of Credit Draw					2,924,881		2,924,881
Issuance of Common Stock - Conversion of Debt	79,602	80			397,932		398,012
Issuance of Common Stock - November 2010 Private Placement	33,329	33			199,966		199,999
Issuance of Common Stock - February 2011 Private Placement	142,857	143			999,857		1,000,000

Net Loss						(19,102,004)	(19,102,004)

Balance as of September 30, 2011	7,277,192	$7,277	0	$0	$48,752,581	(52,812,498)	(4,052,640)

Options for Services					522,987		522,987
Issuance of Warrants - Officer					786,296		786,296
Issuance of Warrants for services					211,470		211,470
Issuance of Common Stock for Interest - 2011 Notes	25,484	25			108,204		108,229
Issuance of Common Stock for Interest - 2011 Notes	40,925	41			173,849		173,890
Issuance of Common Stock for Interest - 2011 Notes	40,925	41			173,849		173,890
Issuance of Common Stock for Interest - 2011 Notes	46,272	46			175,755		175,801
Issuance of Common Stock for Interest - 2012 Notes	2,795	3			13,148		13,151
Issuance of Common Stock for Interest - 2012 Notes	24,008	24			91,176		91,200
Issuance of Common Stock - Officer	11,765	12			49,989		50,001
Issuance of Convertible Notes & Warrants - June/July 2012					3,913,034		3,913,034
							0
Net Loss						(17,422,111)	(17,422,111)

Balance as of September 30, 2012	7,469,366	$7,469	0	$0	$54,972,338	$(70,234,609)	$(15,254,802)

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,422,111)	$(19,102,004)
Adjustments to reconcile net loss operations to net cash (used in) operating activities:
Depreciation and amortization	297,961	52,006
Loss on disposal of equipment	-	1,893
Allowance for doubtful accounts receivable	155,781	-
Grant of options for services	522,987	1,973,634
Issuance of warrants for services	1,209,806	4,227,406
Issuance of warrants for financing	-	3,899,866
Issuance of common stock for services	50,001	-
Issuance of common stock for interest expense	736,161	-
Loss on fair value of derivative	2,237,741	-
Amortization of discount on convertible debt	2,137,202	-
Loss on equity investment	156,242	153,019
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable	184,811	(175,731)
(Increase) in restricted cash	(81,671)	-
Decrease in notes receivable	16,748	8,710
(Increase) in notes receivable (non-current)	-	(913)
(Increase) in security deposit	(20,825)	-
Decrease/(increase) in costs and estimated earned profits in excess of billings on completed contracts	45,559	(521,213)
(Increase)/decrease in inventory	(105,801)	63,572
(Increase)/decrease in prepaid expenses and other assets	(20,564)	2,889
Increase in accounts payable and accrued liabilities	351,755	223,273
Increase in due to related party	176,610	283,466
(Decrease) in deposit payable	(30,000)	(65,000)
Increase/(decrease) in billings in excess of costs and estimated earned profits on uncompleted contracts	5,147	(48,186)
Increase in estimated loss on uncompleted contract	314,145	188,484
NET CASH (USED IN) OPERATING ACTIVITIES	(9,082,315)	(8,834,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(128,199)	(1,633,189)
Additional equity investment	(246,601)	(247,395)
NET CASH (USED IN) INVESTING ACTIVITIES	(374,800)	(1,880,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and line of credit	(1,730,240)	(428,358)
Proceeds from notes payable and line of credit	2,176,000	5,725,000
Proceeds from private placement- convertible notes	11,025,000	-
Proceeds from private placement- common stock	-	1,199,999
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,470,760	6,496,641

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,013,645	(4,218,772)
CASH AND CASH EQUIVALENTS - beginning of year	65,590	4,284,362

CASH AND CASH EQUIVALENTS- end of year	$2,079,235	$65,590

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$10,450	$12,523
Income taxes	$2,055	$25,149

Non-cash investing and financing activites:
Conversion of notes payable and accrued interest into convertible debt	$6,799,520	$-
Issuance of common stock for interest expense	$736,161	$-
Conversion of debt and accrued interest into common stock	$-	$398,012

See accompanying notes.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boomerang Systems, Inc. and the accounts of all majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Research and Development

Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred.  Research and development costs for the years ended September 30, 2012 and 2011 were $1,557,898 and $2,202,020, respectively.

Earnings Per Common Share

We adopted ASC 260. The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing our net income/ (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted income/(loss) per common share for the years ended September 30, 2012 and September 30, 2011 was 7,329,410 and 7,117,078, respectively.  The Company’s common stock equivalents, of outstanding options, warrants and convertible notes, have not been included as to include them would be anti-dilutive. As of September 30, 2012 and 2011, there were fully vested options outstanding for the purchase of 635,135 and 597,165 common shares, warrants for the purchase of 9,408,610 and 4,196,184 common shares, and notes convertible into 3,975,206 and 0 common shares, respectively, all of which could potentially dilute future earnings per share.

Revenue Recognition

Revenues from the sales of RoboticValet and rack and rail systems are recognized using the percentage of completion method, whereby revenue and the related gross profit is determined by comparing the actual costs incurred to date for the project to the total estimated project costs at completion.

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

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates for the costs to complete the project are periodically updated by management during the performance of the project. Provisions for changes in estimated costs and losses, if any, on uncompleted projects are made in the period in which such losses are determined.

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of September 30, 2012, it was estimated that the gross loss on current contracts would be $3,998,970. This loss is comprised of $3,496,341 recognized through the percentage of completion method for the year ended September 30, 2012, and $502,629 as a provision for the remaining loss on contracts.

Revenues of $1,145,294 and $1,591,948 have been recognized for the years ended September 30, 2012 and 2011, respectively.

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

Warranty Reserves

The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  As revenues for contracts are recognized, the Company will record a warranty reserve for estimated costs in connection with future warranty claims associated with those contracts.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly.  The Company has incurred warranty expense of $377,619 and $0 in fiscal years 2012 and 2011, respectively, relating to its existing projects.

Cash and Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts reflects our best estimate of probable credit losses inherent in our existing accounts receivable balance. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We determine this allowance based on known troubled accounts, history and other currently available evidence. Accordingly, we have recorded an allowance for doubtful accounts of $155,781 and $0 at September 30, 2012 and 2011, respectively.

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

Inventory

Inventory is stated at the lower of cost or market using the weighted average cost method. Inventory includes materials, parts, assemblies and work in process. The Company records an inventory reserve for the anticipated loss associated with slow moving, obsolete and/or damaged inventory.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the years ended September 30, 2012 and September 30, 2011 was $297,961 and $52,006, respectively.

Income Taxes

We account for income taxes under ASC 740-10. ASC 740-10 requires an asset and liability approach for financial reporting for income taxes. Under ASC 740-10, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The Company and its subsidiaries file a consolidated Federal income tax return and separate state returns in New Jersey and Utah. For Federal and State tax purposes, the tax years 2008 through 2011 remain open to examination.

Use of Estimates

Management of the Company has made estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Estimates are used in accounting for, among other items, allowance for doubtful accounts, inventory obsolescence, warranty expense, income taxes and percentage of completion contracts. Actual results could differ from these estimates.

Impairment of Long-Lived Assets

We review the long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that an impairment exists, the carrying value of the asset is adjusted to the fair value. Factors considered in the determination of the fair value include current operating results, trends and the present value of estimated expected future cash flows. No impairment charges were recorded in fiscal year 2012 or 2011.

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

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the years ended September 30, 2012 and 2011 for all financial assets and liabilities categorized as Level 3 as of September 30, 2012.

	2012	2011
Liabilities:
Balance of derivative liabilities – beginning of year	$-	$-
Initial recording of derivative liability	10,831,922	-
Change in fair value of derivative liabilities	2,237,741	-
Balance of derivative liabilities - end of year	$13,069,663	$-

The Company incurred the derivative liability set forth on the September 30, 2012 balance sheet in connection with the Offering (see Note 9).

Advertising Expense

Advertising costs amounted to $164,620 and $242,717 for the years ended September 30, 2012 and 2011, respectively, and are included in Sales and Marketing. Advertising costs are expensed as incurred.

Stock-Based Compensation

The analysis and computation was performed based on our adoption of ASC 718-10-25, which requires the recognition of the fair value of stock-based compensation.  For the fiscal years ended September 30, 2012 and 2011, we conducted an outside independent analysis and our own review, and based on the results, we recognized $522,987 and $723,637 in share-based payments related to non-vested stock options that were issued from fiscal year 2008 through 2010, and $0 and $1,249,997 for fully vested options issued during the year ended September 30, 2012 and 2011, respectively. We recognized $1,209,806 and

$4,227,406 for the issuance of warrants, of which $786,296 and $4,202,406 were for warrants issued to the Chief Executive Officer of the Company in connection with his employment agreement and $423,510 and $25,000 were for issuances of warrants to consultants for services during the year ended September 30, 2012 and 2011, respectively. We also recognized $50,001 and $0 for the issuance of common stock for services during the year ended September 30, 2012 and 2011.

Reclassification

Certain fiscal year ended September 30, 2011 items have been reclassified to conform with the fiscal year ended September 30, 2012 presentation.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

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

During the fiscal year ended September 30, 2012, the Company made additional investments in the UAE joint venture of $55,601.  Based on the equity method, the 49% loss we recognized on this investment for the year ended September 30, 2012 was $52,538.  After factoring in the loss, our carrying value on this investment was $142,899 at September 30, 2012.

Balance as of September 30, 2010	$45,460
Additional investment	247,395
Loss on investment (49%)	(153,019)
Balance as of September 30, 2011	139,836
Additional investment	55,601
Loss on investment (49%)	(52,538)
Balance as of September 30, 2012	$142,899

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

During the year ended September 30, 2012, the Company made investments totaling $191,000 in the joint venture. Based on the equity method, the 50% loss we recognized on this investment for the year ended September 30, 2012 was $103,704. After factoring in the loss, our carrying value on this investment was $87,296 at September 30, 2012.

Balance as of September 30, 2011	$-
Additional investment	191,000
Loss on investment (50%)	(103,704)
Balance as of September 30, 2012	$87,296

NOTE 4 – INVENTORY

The components of inventory as of September 30, 2012 and 2011 were as follows:

	2012	2011
Parts, materials and assemblies	$229,667	$185,143
Work in-process	78,323	17,046
Total Inventory	$307,990	$202,189

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30, 2012 and 2011:

	2012	2011

Computer equipment	$310,734	$242,149
Machinery and equipment	126,817	96,855
Furniture and fixtures	62,803	35,856
Leasehold improvements	62,469	62,469
Buildings	2,598,470	-
Construction in progress (1)	-	2,595,765
	3,161,293	3,033,094
Less: Accumulated depreciation	(456,377)	(158,416)
	$2,704,916	$2,874,678

(1) All construction in progress at September 30, 2011, was for the demonstration facility at Crystal Springs Resort which was completed in October 2011 and reallocated to machinery and equipment and buildings.

NOTE 6 – COSTS IN EXCESS OF BILLINGS/BILLINGS IN EXCESS OF COSTS

The Company entered into two contracts, one in fiscal 2010 and one in fiscal 2011 for construction of rack and rail-based parking systems and is recognizing revenue on the percentage of completion method.

Information with respect to uncompleted contracts at September 30, 2012 and 2011 are as follows:

Costs in excess of billings:	2012	2011
Earnings on billings to date	$2,059,919	$2,105,478
Less: Billings	(1,584,265)	(1,584,265)
Total costs in excess of billings	$475,654	$521,213

Billings in excess of costs:	2012	2011
Earnings on billings to date	$1,190,853	$-
Less: Billings	(1,196,000)	-
Total (billings in excess of costs)	$(5,147)	$-

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities at September 30, 2012 and 2011 consist of the following:

	2012	2011

Accounts payable – trade	$1,142,672	$1,340,114
Accrued interest	20,887	105,721
Accrued warranty expense	372,940	-
Accrued payroll	191,492	122,715
Other accrued expenses	160,933	66,803
Total	$1,888,924	$1,635,353

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 8 – INCOME TAXES

The tax expense (benefit) for the years ended September 30, 2012 and 2011 consists of the following components:

	2012	2011

Current:
Federal	$-	$-
State	2,055	25,149
	2,055	25,149
Deferred:
Federal	-	-
State	-	-
	-	-
Total	$2,055	$25,149

The income tax benefit for the year does not bear the expected relationship between pretax loss and the Federal corporate income tax rate of 34% because of the direct effect of state and local income taxes.

The reconciliation between the actual and expected federal tax is as follows:

	2012	2011
Federal corporate tax rate of 34% and applicable AMT applied to pretax loss	$-	$-
State and local taxes, net of federal benefit	2,055	25,149
Total tax expense (benefit)	$2,055	$25,149

Deferred income taxes consist of the following at September 30, 2012 and 2011:

	2012	2011

Deferred tax assets	$7,678,000	$4,590,000
Deferred tax liabilities	-	-
Valuation allowance	(7,678,000)	(4,590,000)
Total	$-	$-

As of September 30, 2012, the Company had net operating losses (“NOLs”) of approximately $22,583,000.  These amounts are available to be carried forward to offset future taxable income. The carry forwards begin to expire during the year ended September 30, 2027. The Company has provided a full 100% valuation allowance on the deferred tax assets at September 30, 2012 and 2011 to reduce such deferred income tax assets to zero as it is management’s belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles.  Management will review the valuation allowance required periodically and make adjustments if warranted.

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

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 9 –DEBT

Current Debt

The Company entered into a sixty month capital equipment lease with a third party commencing in December 2007. The total principal balance of this lease was $135,675 at an annual rate of 6.45%. At September 30, 2012, the outstanding principal balance was $7,869, all of which was classified as current debt.

Effective February 6, 2008, the Company was indebted for an unsecured loan to a third party. As of September 30, 2012, the principal balance of this loan was $80,538.  The loan is not collateralized, bears interest at an annual rate of 10% and is due on demand.  As of September 30, 2012, the balance of the loan including accrued interest was $98,314.

In May 2010, the Company entered into a 6% line of credit with Sail Energy, a company owned by Gail Mulvihill, a principal shareholder of the Company and the mother of the Company’s President, Christopher Mulvihill. As of September 30, 2011, the outstanding principal balance of this loan was $273,000. On November 1, 2011, the total amount outstanding under this loan including accrued interest, $300,142, was refinanced as part of the Offering described below.

In July 2010, the Company entered into a 6% Convertible Promissory Note with Venturetek, LP, a principal stockholder of the Company, with a principal amount of $273,000. On November 1, 2011, the total amount outstanding under this note including accrued interest, $292,461, was refinanced as part of the Offering described below.

From February through May 2011, the Company drew down an aggregate of $3,250,000 on a line of credit provided by nine investors, including $1,750,000 provided by four related parties. On November 1, 2011, the entire $3,250,000 principal amount, plus accrued interest, was refinanced as part of the Offering described below.

On September 30, 2011, the Company owed an aggregate of $220,763 to SB&G Properties for deferred rental payments. On November 1, 2011, this deferred rent was converted to a long-term note as part of the Offering below.

On September 30, 2011, the Company owed an aggregate of $133,571 to Stan Checketts Properties for deferred rental payments. On November 1, 2011, this deferred rent was converted to a long-term note as part of the Offering below.

In October 2011, Atlantic and Madison of NJ Corp, a company owned by Gail Mulvihill, loaned the Company $676,000 with the understanding that upon finalization of the documents related to a private placement by the Company, these loans would be considered an investment in such private placement. The loans did not bear interest and had no repayment terms. On November 1, 2011, this outstanding debt was refinanced as part of the private placement offering described below.

On October 28, 2011, Atlantic and Madison of NJ Corp caused the $300,000 bank note issued on August 4, 2011, to be paid in full. Accordingly, the Company became indebted to Atlantic and Madison of NJ Corp for $300,000. This note is included in the $676,000 of loans described above.

On October 28, 2011, Atlantic and Madison of NJ Corp transferred title of an aggregate of $1,451,000 principal amount of debt owed to it by the Company to Christopher Mulvihill. This debt was comprised of $775,000 that was outstanding as of September 30, 2011, plus the $676,000 of loans described above. The debt outstanding under these notes was refinanced on November 1, 2011, as part of the private placement offering described below.

On October 28, 2011, Lake Isle Corp caused the $1,000,000 bank line of credit entered into on June 30, 2011, to be paid in full. Accordingly, the Company became indebted to Lake Isle Corp for $1,000,000, and this debt was refinanced on November 1, 2011, as part of the private placement offering described below.

On November 1, 2011, Mark Patterson, our Chief Executive Officer, loaned us $100,000 with the understanding that upon finalization of the documents related to a private placement by the Company, this loan would be considered an investment in such private placement. The loan did not bear interest and had no repayment terms. The debt outstanding under this loan was refinanced on November 18, 2011, as part of the Offering.

On May 16, 2012, the Company entered into a $400,000 line of credit with a bank, which bore interest at a rate of 5% per annum and was due on August 14, 2012. The line of credit was paid in full and terminated on June 14, 2012.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 9 –DEBT (continued)

Long-Term Debt

Private Placement Offering – November/December 2011

On November 1, 2011, the Company issued to subscribers 6% convertible promissory notes (“Notes”) in the aggregate principal amount of approximately $9.4 million and warrants (“Warrants”) to purchase approximately 2.2 million shares of Common Stock of the Company in the first of three (3) closings of a private placement (the “Offering”) for which the Company received cash proceeds of approximately $2.7 million and refinanced approximately $6.7 million of then existing short-term indebtedness. For each $100,000 invested, a subscriber was issued a $100,000 principal amount Note and Warrants to purchase 23,530 shares of the Company’s Common Stock.

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

The Notes are due five years after the respective date of issuance and are convertible into Common Stock at $4.25 per share, subject to weighted average adjustment for issuances of common stock or common stock equivalents below the conversion price, subject to certain exceptions. The Warrants issued with the debt have a five year life with an initial exercise price of $4.25 per share, subject to adjustment for issuances of common stock or common stock equivalents below the conversion price, subject to certain exceptions.

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

The Company also entered into a registration rights agreement with the subscribers. Pursuant to the registration rights agreement, the Company agreed to file a registration statement within 90 days after the closing date of the Offering (the “Closing Date”) to register for resale the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants and Placement Agent Warrants, defined below (collectively, the “Registrable Shares”). The registration statement was timely filed and declared effective by the SEC. The Company shall use its best efforts to cause any additional registration statements it may be required to file to be declared effective within 90 days of the required filing date.

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

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 9 –DEBT (continued)

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

The Company valued the Warrants and the BCF, and the resulting derivative liability, at $5,309,941 each for the Warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt during the first quarter of fiscal 2012. This discount will be amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the Warrants. The valuation of the Warrants, BCF, and the resulting derivative liability, were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.7% iii) risk free interest rate of 0.9% and expected term of 5 years. During the year ended September 30, 2012 the Company has amortized $1,917,494 of the of debt discount.

As of the date(s) of the Note issuances the aggregate fair value of the derivative was $10,619,882. The revaluation of the derivative as of September 30, 2012 resulted in a derivative value of $12,813,928. The change in fair value of the derivative from the date(s) of note issuance through September 30, 2012 resulted in an increase in the fair value of the derivative liability of $2,194,046. The derivative liability was revalued on September 30, 2012 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 53.16% iii) risk free interest rate of 0.9% and expected term of 4.10 years.

In connection with the Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040. The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the Warrants issued to the purchasers of Notes in the Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the Warrants issued to the purchasers of Notes in the Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $212,040 upon the Placement Agent Warrants grant, was revalued at $255,735 at September 30, 2012. The valuation at September 30, 2012 was valued based on the Black-Scholes Model with assumptions similar to those used to value the Warrants granted to the debt holders as of September 30, 2012. The difference in valuation for the year ended September 30, 2012 was $43,695, accounted for as a loss on fair value of derivative.

Private Placement Offering – June/July 2012

On June 14, 2012, the Company issued to subscribers 6% convertible promissory notes due on June 14, 2017 (“2012 Notes”) in the aggregate principal amount of $5.0 million and warrants to purchase 1.0 million shares of Common Stock (“2012 Warrants”) of the Company in the first of two (2) closings of a private placement (the “2012 Offering”) for which the Company received aggregate gross cash proceeds of $5.0 million. For each $100,000 invested, a subscriber was issued a $100,000 principal amount 2012 Note and 2012 Warrants to purchase 20,000 shares of the Company’s Common Stock.

As part of the 2012 Offering, on July 13, 2012, we issued to subscribers 2012 Notes in the aggregate principal amount of approximately $1.2 million and 2012 Warrants to purchase approximately 240,000 shares of Common Stock for which the Company received cash proceeds of approximately $1.2 million.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 9 –DEBT (continued)

The 2012 Notes are convertible into Common Stock at $5.00 per share, subject to weighted average adjustment for issuances of common stock or common stock equivalents below the conversion price, subject to certain exceptions. Additionally, the conversion price may not be adjusted below $0.25.

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

The Company also entered into a registration rights agreement with the subscribers. Pursuant to the registration rights agreement, the Company agreed to file a registration statement within 90 days after the final closing date of the Offering which occurred on July 13, 2012 (the “Closing Date”) to register for resale the shares of Common Stock issuable upon conversion of the 2012 Notes and exercise of the 2012 Warrants and 2012 Placement Agent Warrants defined below (collectively, the “Registrable Shares”). In the event that the SEC limits the number of Registrable Shares that may be included in the registration statement, the Company shall include only those Registrable Shares permitted by the SEC and shall file additional registration statements at the earliest practical date as the Company is permitted to do so in accordance with SEC guidelines. The registration statement was timely filed and declared effective by the SEC. The Company shall use its best efforts to cause any additional registration statements to be declared effective within 90 days of the required filing date.

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

The Company valued the 2012 Warrants and the BCF at $1,956,517 each for a total of $3,913,034 recorded as a discount to the convertible debt. This discount will be amortized over the life of the 2012 Notes or until such time as the 2012 Notes are repaid or converted, or upon exercise of the 2012 Warrants. The valuation of the 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 53.43% iii) risk free interest rate of 0.9% and expected term of 5 years. During the year ended September 30, 2012, the Company has amortized $219,708 of the of debt discount.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 9 –DEBT (continued)

In connection with the 2012 Offering, the Company paid a placement agent and another registered broker-dealer cash fees of approximately $351,000 in the aggregate. The Company issued to the placement agent warrants (the “2012 Placement Agent Warrants”) to purchase an aggregate of 54,800 shares of Common Stock, which expire on June 14, 2017. The 2012 Placement Agent Warrants contain substantially the same terms as those issued to subscribers.

	Principal
	As of
	9/30/2012	9/30/2011	Maturity Date		Interest Rate	Secured
Current Debt- Third Party:
Loan Payable- Third Party	$80,538	$80,538	Upon Demand		10%	No
Lease Payable- Bank (current portion)	7,869	30,242	12/31/2012		6.45%	Yes
Total Current Debt- Third Party	$88,407	$110,780

Long-Term Debt – Third Party:
Convertible Notes – 2011 Offering	3,665,763	-	11/1/2016		6%	No
Convertible Notes – 2011 Offering	1,250,000	-	11/18/2016		6%	No
Convertible Notes – 2011 Offering	925,000	-	12/9/2016		6%	No
Convertible Notes – 2012 Offering	4,065,000	-	6/14/2017		6%	No
Promissory Notes – Line of Credit	-	1,500,000	11/1/2016	(1)	6%	No
Line of Credit - Bank	-	1,000,000	11/1/2016	(1)	6%	No
Promissory Note – Bank	-	300,000	11/1/2016	(1)	6%	No
Lease Payable- Bank	-	7,869	12/31/2012		6.45%	Yes
Discount on Convertible Notes	(7,899,942)	-
Amortization of Discount	1,090,794	-
Total Long-Term Debt – Third Party	$3,096,615	$2,807,869

Long-Term Debt- Related Party:
Convertible Notes – 2011 Offering	$5,683,757	$-	11/1/2016		6%	No
Convertible Notes – 2011 Offering	100,000	-	11/18/2016		6%	No
Convertible Notes – 2012 Offering	2,135,000	-	6/14/2017		6%	No
Loan Payable- Related Party	-	273,000	11/1/2016	(1)	6%	No
Loan Payable- Related Party	-	273,000	11/1/2016	(1)	6%	No
Loan Payable – Related Party	-	220,763	11/1/2016	(1)	6%	No
Loan Payable – Related Party	-	133,571	11/1/2016	(1)	6%	No
Loan Payable – Related Party	-	775,000	11/1/2016	(1)	6%	No
Promissory Notes – Line of Credit	-	1,750,000	11/1/2016	(1)	6%	No
Discount on Convertible Notes	(6,632,974)	-
Amortization of Discount	1,046,408	-
Total Long-Term Debt- Related Party	$2,332,191	$3,425,334

(1)	This debt was reclassified from current to long-term pursuant to ASC 470-10-45-14. On November 1, 2011, as part of the Offering, this debt was refinanced through the issuance of long-term notes.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 9 –DEBT (continued)

Capital lease payable to bank*	2012	2011

Secured by equipment	$7,869	$38,111
Less: current maturities	(7,869)	(30,242)
Total long-term debt	$-	$7,869

*payable in monthly installments of $2, 651 including interest at 6.448% due December 1, 2012

NOTE 10 - EQUITY

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01 per share.  As of September 30, 2012 and 2011, there were no shares of preferred stock issued and outstanding.

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

On September 30, 2012, the Company issued 46,272 shares of common stock in lieu of a cash payment of $175,801 of interest for the quarter ended September 30, 2012. Pursuant to the terms of the Notes, these shares of stock were issued at $3.80 per share.

On September 30, 2012, the Company issued 24,008 shares of common stock in lieu of a cash payment of $91,200 of interest for the quarter ended September 30, 2012. Pursuant to the terms of the 2012 Notes, these shares of stock were issued at $3.80 per share.

At September 30, 2012, the Company reserved shares of common stock for issuance upon exercise as follows:

Options	641,385
Warrants	8,767,225
Convertible Notes	3,975,206
Total Shares Reserved	13,383,816

Options:

The Company recorded $0 and $1,249,997 of compensation expense, net of related tax effects, for the options that were granted that vested during the twelve months ended September 30, 2012 and 2011, respectively, in accordance with ASC 718-10-25.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 10 – EQUITY (continued)

As of September 30, 2012, there was approximately $16,863 of total unrecognized costs related to unvested stock options granted to employees from fiscal year 2008 through 2010. These costs are expected to be recognized over the next fiscal year.

The volatility assumption for the period was based on the weighted average for the most recent year and long term volatility measures of our stock as well as certain of our peers. Although stock-based compensation expense, recognized in the accompanying consolidated statement of operations for the twelve months ended September 30, 2012 and 2011, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  ASC 718-10-25 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Currently the Company has no historical data to use for estimating forfeitures.

The following table summarizes option activity for the years ended September 30, 2012 and 2011:

		Weighted Average
	Options	Exercise Price
Outstanding as of September 30, 2010	441,385	$4.73
Granted	250,000	5.00
Exercised	-	-
Forfeitures	(50,000)	(5.00)
Outstanding as of September 30, 2011	641,385	4.82
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Outstanding as of September 30, 2012	641,385	$4.82

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2012 and 2011:

Period	Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Exercisable Options	Weighted Average Remaining Life in Years Exercisable Options

9/30/2012	$2.00-18.00	641,385	6.54	$4.82	635,135	$4.84	6.59

9/30/2011	$2.00-18.00	641,385	7.55	$4.82	597,635	$5.02	7.89

Warrants:

On October 1, 2010, the Company entered into an amended and restated employment agreement with our Chief Executive Officer, Mark Patterson.  The amended agreement provides for a base salary of $200,000 per year and provides for a grant of an aggregate of 1,080,000 five-year warrants with an exercise price of $5.00 per share that vest and become exercisable as follows: (i) 270,000 on October 1, 2010, (ii) 210,000 on each of February 1, August 1, 2011 and February 1, 2012, and (iii) 180,000 on August 1, 2012.  The amended agreement provides Mr. Patterson with a right of first refusal, pursuant to which Mr. Patterson has the right, but not the obligation, to maintain his then pro rata share of the Company’s issued and outstanding shares and warrants by purchasing additional shares and warrants each time the Company offers shares and/or warrants for sale. The Company has valued and expensed a total of 390,000 vested warrants at $786,296 during the year ended September 30, 2012, based on the Black-Scholes Model.

Pursuant to the Offering described in Note 9, in November and December 2011, we issued warrants to Subscribers to purchase an aggregate of approximately 2,736,000 shares of Common Stock of the Company.

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

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 10 – EQUITY (continued)

These warrants do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40, accordingly the Company has recorded a derivative liability for the value of the Warrants. The aggregate derivative liability valued at $5,309,941 upon the issuances of the Warrants, was revalued at $6,406,964 at September 30, 2012. The difference in valuation was $1,097,023 accounted for as a loss on fair value of derivative.

When the Warrants were issued, the fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model.  The following weighted assumptions were used: (i) risk free interest rate of 0.9%, (ii) expected life of five years, (iii) dividend rate of 0.00% and (iv) expected volatility of 52.7%.

In connection with the Offering, we issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011. We valued and expensed these warrants at $212,040 during the fiscal year ended September 30, 2012, based on the Black-Scholes Model. These warrants have similar terms to the Warrants, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. These warrants, similar to those of given to the convertible debt holders, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40, accordingly the Company has recorded a derivative liability for the value of these warrants. The aggregate derivative liability valued at $212,040 upon the issuances of the warrants, was revalued at $255,735 at September 30, 2012. The difference in valuation was $43,695 accounted for as a loss on fair value of derivative.

We issued an aggregate of 16,059 warrants to consultants for investor relations services related to the Offering. We have valued and expensed these warrants at approximately $27,000 during the fiscal year ended September 30, 2012, based on the Black-Scholes Model. These warrants have similar terms to the Warrants, including a reset provision, in no event lower than $0.25, included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants.

Pursuant to the 2012 Offering described in Note 9, in June and July 2012, we issued 2012 Warrants to subscribers to purchase an aggregate of 1,240,000 shares of Common Stock of the Company.

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

When the 2012 Warrants were issued, the fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model.  The following weighted assumptions were used: (i) risk free interest rate of 0.9%, (ii) expected life of five years, (iii) dividend rate of 0.00% and (iv) expected volatility of 53.2%.

In connection with the 2012 Offering, we issued 2012 Placement Agent Warrants to purchase an aggregate of 54,800 shares of Common Stock in June and July 2012. We valued and expensed these warrants at approximately $126,000 based on the Black-Scholes Model. These warrants have similar terms to the 2012 Warrants, including a reset provision, in no event lower than $0.25, included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants.

We issued an aggregate of 13,800 warrants to consultants for investor relations services related to the 2012 Offering. We have valued and expensed these warrants at approximately $31,000 during the fiscal year ended September 30, 2012, based on the Black-Scholes Model. These warrants have similar terms to the 2012 Warrants, including a reset provision, in no event lower than $0.25, included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 10 – EQUITY (continued)

On September 30, 2012, we issued 12,000 warrants to a consultant for compensation related services. We have valued and expensed these warrants at approximately $27,400 during the fiscal year ended September 30, 2012, based on the Black-Scholes Model. The following weighted assumptions were used: (i) risk free interest rate of 0.9%, (ii) expected life of five years, (iii) dividend rate of 0.00% and (iv) expected volatility of 53.2%. These warrants expire on August 31, 2017.

The following table summarizes warrant activity for the years ended September 30, 2012 and 2011:

		Weighted Average
	Warrants	Exercise Price
Outstanding as of September 30, 2010	2,458,252	$8.41
Granted	1,737,932	5.39
Exercised	-	-
Forfeitures	-	-
Outstanding as of September 30, 2011	4,196,184	7.69
Granted	4,571,041	4.53
Exercised	-	-
Forfeitures	-	-
Outstanding as of September 30, 2012	8,767,225	$5.92

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2012 and 2011:

Period	Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Exercisable Warrants	Weighted Average Remaining Life in Years Exercisable Warrants

9/30/2012	$2.00-25.00	8,767,225	3.65	$5.92	8,767,225	$5.92	3.65

9/30/2011	$2.00-25.00	4,196,184	3.91	$7.69	4,196,184	$7.69	3.91

NOTE 11 – RELATED PARTY TRANSACTIONS

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us.  Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President, and is a principal stockholder of our company.  SB&G entered into a lease with Boomerang Utah dated October 1, 2008, relating to premises located at 324 West 2450 North, Building A, Logan, Utah (“Building A”).  The Company assumed this lease in February 2008.  The initial term of the lease was for one year with an annual rent of $260,610 plus real property and school taxes. In addition, Boomerang is obligated to pay for all utilities, repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities.  On March 15, 2010, Boomerang and SB&G agreed to maintain these terms until September 30, 2011. This lease has been extended on a month-to-month basis.  On November 1, 2011, deferred rental payments totaling $220,763 were refinanced as part of the Offering described in Note 9 – Debt. Deferred rental payments totaling $176,610 have been accrued as of September 30, 2012 and classified as due to related party on our balance sheet.

Stan Checketts Properties (“SCP”), a company owned by the chief executive officer of Boomerang’s wholly owned subsidiary, Boomerang Sub, Inc., entered into a lease with Boomerang Utah dated October 1, 2008 for premises located at 324 West 2450 North, Building B, Logan, Utah.  The Company assumed this lease in February 2008.  The initial term of the lease was for one year at a fixed annual rent of $157,680 plus real property and school taxes. In addition, Boomerang is obligated to pay for all utilities and for repairs and maintenance to the property.  The approximately 18,000 square foot leased premises are, in addition to Building A, also used for Boomerang’s manufacturing activities.  We are currently leasing an additional 2,400 square feet of office and conference room space with Stan Checketts Properties for $1,800 per month. On March 15, 2010, Boomerang and SCP agreed to maintain these terms until September 30, 2011. On October 28, 2011, Boomerang and SCP amended the terms of the lease to provide for a monthly payment of $14,940, effective as of October 1, 2011, and to extend the lease on a month-to-month basis. On November 1, 2011, deferred rental payments totaling $133,571 were refinanced as part of the Offering described in Note 9 – Debt.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to Zions Bank. The principal amount due was $736,025 as of September 30, 2012, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang, the Estate of Gene Mulvihill and Messrs. Stan Checketts and Burton Koffman (“Koffman”) are the joint and several guarantors of this promissory note.  Gene Mulvihill was the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

The Estate of Gene Mulvihill and Mr. Koffman are the guarantors of a financing lease entered into on September 1, 2007 between Boomerang Utah and a nonaffiliated bank. The lease relates to certain equipment used by Boomerang Utah in its manufacturing operations. The total cost of the equipment was approximately $900,000. The rental was payable in sixty monthly installments of approximately $12,750, through August 31, 2012. At that time, Boomerang Utah had the option to purchase the equipment for approximately $315,000 or refinance it for an additional twenty four months. Boomerang refinanced the rental over twenty four months and has the option to purchase the equipment for $1 at the conclusion of the lease term. The lease commences on January 1, 2013 and ends on December 1, 2014, with twenty four monthly installments of approximately $13,890.

The Company used the services of Coordinate Services, Inc. for product development.  The owner of Coordinate Services, Inc., is Gene Mulvihill, Jr., the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense for the twelve months ended September 30, 2012 and 2011 was $152,192 and $158,879 respectively; which is recorded under research and development expenses.

The Company reimbursed North Jersey Management Services, Inc. for consulting expenses for the services of Joseph Bellantoni, the former Chief Financial Officer of the Company, and Maureen Cowell, the Company’s Corporate Secretary.  Mr. Bellantoni is also the President and Mrs. Cowell is the Vice President of North Jersey Management Services, Inc. Mr. Bellantoni and Ms. Cowell are directors of the Company.  The amount of this expense for the twelve months ended September 30, 2012 and 2011 was $78,000 and $78,000 respectively; which is recorded under general and administrative expenses.

In April 2010, we entered into a twenty-year ground lease with Route 94 Development Corporation (“Route 94”) to lease a portion of an approximately fifteen acre parcel in the town of Hamburg, located in Hardyston Township, New Jersey, on which we constructed a RoboticValet parking facility.  The leased property is adjacent to Grand Cascades Lodge (“Cascades”), a hotel within the Crystal Springs Golf and Spa Resort (“the Resort”). The parking facility was constructed by Crystal Springs Builders, LLC (“Builders”).   It is intended that this facility will be used by us primarily for demonstration and marketing purposes in the eastern portion of the United States.  In consideration of the benefits to us under the terms of the lease, we agree to provide to the lessor and its affiliates parking and storage space within the facility at no cost to the lessor and its affiliates subject to our right to use the facility for demonstration purposes.  In addition, we are required to pay the operating costs, premiums on the insurance required under the terms of the lease and incremental property taxes resulting from our construction of the facility.  For a period of 60 months, commencing five years after execution of the lease, the lessor has the option to purchase the facility from us and we have a right to cause the lessor to buy from us the facility we construct.  The price to be paid by the lessor upon exercise of its option to purchase the facility is 110% of the greater of (i) the depreciated value of the facility, or (ii) the fair market value of the facility, and the price to be paid by the lessor upon exercise of our right to cause the lessor to buy the facility is $1.00.

The Resort owns and operates seven golf courses, two hotels and a fitness facility and develops real estate in Sussex County NJ, which is comprised of more than 40 additional entities, including the above named entities. Gail Mulvihill owns 50% of each of Builders, Cascades and Route 94 and, indirectly, through these and various other entities, Gail Mulvihill and her family own approximately 50% of the Resort. Except as set forth above, no other officer, director or 5% or greater stockholder of the Company has any equity interest in Builders, Cascades or Route 94.  The Company incurred expenses of $0 and approximately $1,074,440 payable to Builders during the year ended September 30, 2012 and 2011, respectively. The Company incurred expenses of approximately $115,000 and $82,000 payable to Cascades for the year ended September 30, 2012 and 2011, respectively. No expenses were incurred for Route 94 during the year ended September 30, 2012 and 2011.

On May 14, 2010, the Company entered into a 6% convertible line of credit for up to $1,300,000 with Sail Energy, a company owned by Gail Mulvihill, who has sole voting and investment control.  In May 2011, it was agreed between the Company and Sail Energy that there would be no additional borrowing under this line of credit. On November 1, 2011, outstanding principal and interest totaling $300,142 was refinanced as part of the Offering described in Note 9 – Debt.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

In July 2010, Venturetek, LP, a principal stockholder of the Company, entered into a 6% convertible promissory note with the Company for $273,000.  On November 1, 2011, outstanding principal and interest totaling $292,461 was refinanced as part of the Offering described in Note 9 – Debt.

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

In connection with the Offering, the following officers, directors, 5% stockholders and affiliates of the Company refinanced indebtedness in the amounts and for the Notes and Warrants listed below.

Name	Indebtedness Converted		Notes issued in Offering	Warrants issued in Offering
HSK Funding Inc.(1)	$254,000		$254,000	59,765
Lake Isle Corporation(2)	$1,761,917		$1,761,917	414,570
Christopher Mulvihill(3)	$1,451,000	(11)	$1,451,000	341,412
James Mulvihill TTEE Sunset Group Inc. PSP(4)	$253,917	(12)	$253,917	59,745
MRP Holdings LLC and Mark R Patterson Revocable Trust(5)	$608,014		$608,014	143,063
Sail Energy LLC(6)	$300,142		$300,142	70,622
Stan Checketts Properties, L.C.(7)	$133,571		$133,571	31,429
SB&G Properties LLC(8)	$220,763		$220,763	51,945
Venturetek L.P.(9)	$292,461		$292,461	68,815
Albert Behler (10)	$507,972		$507,972	119,523

________

(1)	HSK Funding Inc. is a principal stockholder and a member of SB&G Properties LLC.
(2)	Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corporation, is the mother of Christopher Mulvihill, the Company’s President, and is a principal stockholder. Lake Isle Corporation is a member of SB&G Properties LLC.
(3)	Christopher Mulvihill is the Company’s President and director.
(4)	James Mulvihill is the brother of Christopher Mulvihill and son of Gail Mulvihill.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

(5)	MRP Holdings LLC, and Mark R Patterson Revocable Trust are owned by Mark Patterson, the Company’s Chief Executive Officer and director.
(6)	Sail Energy LLC is owned by Gail Mulvihill.
(7)	Stan Checketts Properties, L.C. is owned by Stan Checketts, the Chief Executive Officer of the Company’s wholly owned subsidiary and director of the Company, and is a principal stockholder. Stan Checketts Properties is a member of SB&G Properties LLC.
(8)	SB&G Properties LLC is owned by HSK Funding Inc., Stan Checketts Properties, Lake Isle Corporation and Venturetek L.P.
(9)	Venturetek L.P. is a principal stockholder and a member of SB&G Properties LLC.
(10)	Albert Behler is a principal stockholder of the Company.
(11)	Included in this balance is $1,000,000 of indebtedness resulting from a bank line of credit that Lake Isle Corp. caused to be paid in full. Accordingly, the Company became indebted to Lake Isle Corp for $1,000,000.
(12)	On October 28, 2011, Atlantic and Madison of NJ Corp transferred title of an aggregate of $1,451,000 principal amount of debt owed to it by the Company to Christopher Mulvihill.

During the quarter ended June 30, 2012, the Resort paid $50,000 to the Company for the purchase of mechanical parking equipment that will be provided by Boomerang-Stokes Mechanical Parking LLC. As of September 30, 2012, the Company has paid the amount in full to Boomerang-Stokes Mechanical Parking LLC.

In connection with the 2012 Offering, the following officers, directors, 5% stockholders and affiliates of the Company participated in the 2012 Offering.

Name	Notes issued in Offering	Warrants issued in Offering
MRP Holdings LLC(1)	$150,000	30,000
Sail Energy, LLC(2)	$510,000	102,000
Heather Mulvihill(3)	$100,000	20,000
IA 545 Madison Assoc.(4)	$250,000	50,000
Burton I. Koffman (4)	$50,000	10,000
David Kent and Christine W. Koch(5)	$75,000	15,000
Alexandria Equities, LLC (6)	$1,000,000	200,000

(1)	Mark R. Patterson, the sole member of MRP Holdings LLC, is the Company’s Chief Executive Officer and a director.
(2)	Sail Energy, LLC is owned by Gail Mulvihill, a principal stockholder and mother of Christopher Mulvihill, the Company’s President and director.
(3)	Heather Mulvihill is the sister-in-law of Christopher Mulvihill and daughter-in-law of Gail Mulvihill.
(4)	Burton I. Koffman, a partner of IA 545 Madison Assoc., is a principal stockholder of the Company.
(5)	David Kent Koch is the Company’s Chief Operating Officer.
(6)	Alexandria Equities, LLC became a 5% stockholder of the Company as a result of this purchase.

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Boomerang Utah is a joint and several guarantor on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $736,025, bearing interest at 3.807% per annum and due August 1, 2027.  The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  The Estate of Gene Mulvihill and Messrs. Checketts and Koffman are the other joint and several guarantors of the promissory note.

We entered into a five year lease, commencing on December 1, 2011, on a new principal office, consisting of approximately 7,350 square feet, located at 30 B Vreeland Avenue, Florham Park, NJ.   This is also the location of our sales and marketing activities.

BOOMERANG SYSTEMS INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

The aggregate future minimum annual rental payments, exclusive of escalation payments for taxes and operating costs, under operating leases are as follows:

Year ended September 30, 2013	$142,406
September 30, 2014	147,919
September 30, 2015	153,431
September 30, 2016	158,944
September 30, 2017	26,644
Total	$629,344

NOTE 13 – CONCENTRATION OF RISK

Financial instruments, which potentially expose the Company to concentrations of risk, consist primarily of cash and trade accounts receivable.  At September 30, 2012, our cash balances did not exceed federally insured limits.  The Company has not experienced any losses to date resulting from this policy.  Certain vendors to the Company also accounted for a large representation of its purchases.  The purchases from six vendors were in excess of 5% of purchases.  The Company routinely assesses the financial strength of its customers, and as a consequence believes the concentration of these credit risks are limited.

NOTE 14 – SUBSEQUENT EVENTS

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred after September 30, 2012, through the date of issuance of the financial statements.

On December 28, 2012, the Company issued to subscribers 6% convertible notes in the aggregate principal amount of $3.0 million and warrants to purchase an aggregate of 600,000 shares of Common Stock in a private placement (the “December 2012 Offering”) for aggregate gross cash proceeds of $3.0 million. Included in this transaction was the issuance of convertible notes in the aggregate principal amount of approximately $1.85 million and warrants to purchase an aggregate of 369,000 shares of Common Stock to officers, directors, 5% stockholders and other affiliates for aggregate gross cash proceeds of approximately $1.85 million. For each $100,000 invested, a subscriber was issued a $100,000 principal amount note and warrants to purchase 20,000 shares of the Company’s Common Stock.

In connection with the December 2012 Offering, the following officers, directors, 5% stockholders and affiliates of the Company participated in the December 2012 Offering.

Name	Notes issued in Offering	Warrants issued in Offering
The Estate of Gene Mulvihill (1)	$1,000,000	200,000
Heather Mulvihill (2)	$100,000	20,000
MRP Holdings LLC (3)	$100,000	20,000
Albert Behler (4)	$250,000	50,000
Burton I Koffman (5)	$145,000	29,000
Alexandria Equities, LLC (6)	$250,000	50,000

(1)	Gail Mulvihill, the administrator of the estate and individual who exercises shared voting and investment power over the shares, is a principal stockholder and mother of Christopher Mulvihill, the Company’s President and a principal stockholder of the Company.
(2)	Heather Mulvihill is the sister-in-law of Christopher Mulvihill, the Company’s President and a director and principal stockholder of the Company.
(3)	MRP Holdings LLC is owned by Mark Patterson, the Company’s Chief Executive Officer and a director and principal stockholder of the Company.
(4)	Albert Behler is a principal stockholder of the Company.
(5)	Directly and indirectly through various entities he controls. Burton I Koffman is a principal stockholder of the Company.
(6)	Alexandria Equities, LLC is a principal stockholder of the Company.

On December 31, 2012, the Company issued an aggregate of 90,328 shares of common stock in lieu of aggregate cash payments of $269,565 of interest for the quarter ended December 31, 2012, including 40,116 shares of common stock to officers, directors, 5% stockholders and other affiliates in lieu of cash payments of $119,757. Pursuant to the terms of the Notes and 2012 Notes, these shares of stock were issued at $2.99 per share.

