Form 10-Q
period 2012-12-31
Boomerang Systems, Inc.
filed 2013-02-14
CIK 314712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  7,559,694 as of February 13, 2013

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6-17

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18-25

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	25

ITEM 4. Controls and Procedures	25

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings	26

ITEM 1A. Risk Factors	26

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3. Defaults Upon Senior Securities	26

ITEM 4. Mine Safety Disclosures	26

ITEM 5. Other Information..	26

ITEM 6. Exhibits	27-31

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,085,216	$2,079,235
Restricted cash	22,926	81,671
Accounts receivable, net	213,161	70,744
Inventory	399,700	307,990
Prepaid expenses and other assets	51,346	58,557
Costs in excess of billings	611,919	475,654
Total current assets	4,384,268	3,073,851

Property, plant and equipment, net	2,622,308	2,704,916

Other assets:
Security deposit	20,825	20,825
Investment at equity	294,182	230,195
Total other assets	315,007	251,020

Total assets	$7,321,583	$6,029,787

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,122,007	$1,888,924
Due to related party	220,762	176,610
Deposit payable	259,403	124,403
Billings in excesss of costs and estimated earned profits on uncompleted contracts	-	5,147
Estimated loss on uncompleted contract	333,434	502,629
Debt- current portion	80,538	88,407
Total current liabilities	3,016,144	2,786,120

Long term liabilities:
Debt- long term, net of discount	3,924,465	3,096,615
Debt- long term- related party, net of discount	3,355,280	2,332,191
Derivative liability	12,664,124	13,069,663
Total long term liabilities	19,943,869	18,498,469

Total liabilities	22,960,013	21,284,589

Stockholders' deficit:
Preferred stock, $0.01 par value; authorized shares 1,000,000; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 400,000,000 and 400,000,000; 7,559,694 and 7,469,366 issued and outstanding	7,559	7,469
Additional paid in capital	57,137,514	54,972,338
Accumulated deficit	(72,783,503)	(70,234,609)
Total stockholders' deficit	(15,638,430)	(15,254,802)

Total liabilities and stockholders' deficit	$7,321,583	$6,029,787

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(UNAUDITED)

	2012	2011

Revenues:
System sales	$346,912	$201,779
Total revenues	346,912	201,779

Cost of goods sold	299,758	331,087
Gross profit (loss)	47,154	(129,308)

Expenses:
Sales and marketing	292,960	287,290
General and administrative expenses	1,025,138	1,799,568
Research and development	583,306	309,273
Depreciation and amortization	92,318	60,694
Total expenses	1,993,722	2,456,825

Loss from operations	(1,946,568)	(2,586,133)

Other income (expenses):
Interest income	-	253
Interest expense	(272,570)	(118,552)
Other income	39,730	1,260
Loss on equity investment	(45,248)	(26,353)
Amortization of discount on convertible debt	(729,777)	(324,508)
Gain (Loss) on fair value of derivative	405,539	49,008
Total other income (expenses)	(602,326)	(418,892)

Loss before provision for income taxes	(2,548,894)	(3,005,025)
Provision for income taxes	-	(50)

Net loss	$(2,548,894)	$(3,004,975)

Net loss per common share - basic and diluted	$(0.34)	$(0.41)

Weighted average number of shares - basic and diluted	7,470,348	7,277,192

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 30, 2012 AND 2011

(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,548,894)	$(3,004,975)
Adjustments to reconcile net loss operations to net cash (used in) operating activities:
Depreciation and amortization	92,318	60,694
Grant of options for services	16,863	178,842
Issuance of warrants for services	-	212,040
Issuance of common stock for interest expense	269,565	-
Loss/(gain) on fair value of derivative	(405,539)	(49,008)
Amortization of discount on convertible debt	729,777	324,508
Loss on equity investment	45,248	26,353
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(142,417)	4,895
Decrease in restricted cash	58,745	-
Decrease in notes receivable	-	16,748
(Increase) in security deposit	-	(20,825)
(Increase) in costs and estimated earned profits in excess of billings on completed contracts	(136,265)	(129,077)
(Increase) in inventory	(91,710)	(17,012)
Decrease/(increase) in prepaid expenses and other assets	7,211	(41,399)
Increase/(decrease) in accounts payable and accrued liabilities	233,083	(227,443)
Increase in due to related party	44,152	44,152
Increase/(decrease) in deposit payable	135,000	(90,000)
(Decrease)/increase in billings in excess of costs and estimated earned profits on uncompleted contracts	(5,147)	27,298
(Decrease) in estimated loss on uncompleted contract	(169,195)	(89,519)
NET CASH (USED IN) OPERATING ACTIVITIES	(1,867,205)	(2,773,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,710)	(38,247)
Additional equity investment	(109,235)	(15,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(118,945)	(53,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and line of credit	(7,869)	(1,307,379)
Proceeds from notes payable and line of credit	-	1,776,000
Proceeds from private placement- convertible notes	3,000,000	4,825,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,992,131	5,293,621

INCREASE IN CASH AND CASH EQUIVALENTS	1,005,981	2,466,646
CASH AND CASH EQUIVALENTS - beginning of period	2,079,235	65,590

CASH AND CASH EQUIVALENTS - end of period	$3,085,216	$2,532,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,005	$6,470
Income taxes	$-	$-

Non-cash investing and financing activites:
Conversion of notes payable and accrued interest into convertible debt	$-	$6,799,520
Issuance of common stock for interest expense	$269,565	$-

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

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

Our fiscal year end is September 30th.  We define fiscal year 2013 as the twelve month period ended September 30, 2013.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared for the interim period and are unaudited (consisting only of normal recurring adjustments) which are in the in opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results for the Company to be expected for the full fiscal year ending September 30, 2013.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of December 31, 2012, it was estimated that the gross loss on current contracts would be $3,998,970. This loss is comprised of $3,665,536 recognized through the percentage of completion method through December 31, 2012, and $333,434 as a provision for the remaining loss on contracts.

Revenues of $346,912 and $201,779 have been recognized for the three months ended December 31, 2012 and 2011, respectively.

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings per Common Share

We adopted ASC 260. The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing our net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted income/(loss) per common share for the three months ended December 31, 2012 and 2011 was 7,470,348 and 7,277,192, respectively.  The Company’s common stock equivalents, of outstanding options, warrants and convertible notes, have not been included as to include them would be anti-dilutive. As of December 31, 2012 and 2011, there were fully vested options outstanding for the purchase of 641,385 and 641,385 common shares, warrants for the purchase of 10,032,846 and 7,040,566 common shares, and notes convertible into 4,598,158 and 2,735,206 common shares, respectively, all of which could potentially dilute future earnings per share.

Stock-Based Compensation

The analysis and computation was performed based on our adoption of ASC 718-10-25, which requires the recognition of the fair value of stock-based compensation.  For the three months ended December 31, 2012 and 2011, we conducted an outside independent analysis and our own review, and based on the results, we recognized $16,863 and $178,842 in share-based payments related to non-vested stock options that were issued from fiscal year 2008 through 2010, respectively. We recognized $0 and $212,040 for the issuance of warrants during the three months ended December 31, 2012 and 2011, respectively.

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

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

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

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the three months and one year ended December 31, 2012 and September 30, 2012, respectively, for all financial assets and liabilities categorized as Level 3.

	December 31, 2012	September 30, 2012
	(Unaudited)
Liabilities:
Balance of derivative liabilities – beginning of period	$13,069,663	$-
Initial recording of derivative liability	-	10,831,922
Change in fair value of derivative liabilities	(405,539)	(2,237,741)
Balance of derivative liabilities – end of period	$12,664,124	$13,069,663

The Company incurred the derivative liability set forth on the December 31, 2012 balance sheet in connection with the Offering (see Note 8).

Research and Development

Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred. Research and Development expense for the three months ended December 31, 2012 and 2011 were $583,306 and $309,273, respectively.

Advertising

Advertising costs amounted to $80,065 and $34,293 for the three months ended December 31, 2012 and 2011, respectively, and are included in Sales and Marketing. Advertising costs are expensed as incurred.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts reflects our best estimate of probable credit losses inherent in our existing accounts receivable balance. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We determine this allowance based on known troubled accounts, history and other currently available evidence. Accordingly, we have recorded an allowance for doubtful accounts of $155,781 and $0 at December 31, 2012 and 2011, respectively.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the three months ended December 31, 2012 and 2011 was $92,318 and $60,694, respectively.

Warranty Reserves

The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  As revenues for contracts are recognized, the Company will record a warranty reserve for estimated costs in connection with future warranty claims associated with those contracts.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly.  As of December 31, 2012 and September 30, 2012, the Company accrued an expense of $372,940 as a warranty reserve. The Company did not recognize any warranty expense for the three months ended December 31, 2012 and 2011, relating to its existing projects.

Recent Accounting Pronouncements

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

During the three months ended December 31, 2012, the Company made no additional investments in the UAE joint venture.  Based on the equity method, the 49% loss we recognized on this investment for the three months ended December 31, 2012 was $8,414.  After factoring in the loss, our carrying value on this investment was $134,485 at December 31, 2012.

Balance as of September 30, 2012	$142,899
Additional investment	-
Loss on investment (49%)	(8,414)
Balance as of December 31, 2012	$134,485

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

NOTE 3 – INVESTMENT AT EQUITY (continued)

During the three months ended December 31, 2012, the Company made additional investments totaling $109,235 in the joint venture. Based on the equity method, the 50% loss we recognized on this investment for the three months ended December 31, 2012 was $36,834. After factoring in the loss, our carrying value on this investment was $159,697 at December 31, 2012.

Balance as of September 30, 2012	$87,296
Additional investment	109,235
Loss on investment (50%)	(36,834)
Balance as of December 31, 2012	$159,697

NOTE 4- INVENTORY

The components of inventory as of December 31, 2012 and September 30, 2012 were as follows:

	December 31, 2012 (Unaudited)	September 30, 2012
Parts, materials and assemblies	$268,301	$229,667
Work in-process	131,399	78,323
Total Inventory	$399,700	$307,990

NOTE 5 - PROPERTY AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 2012 and September 30, 2012:

	December 31, 2012 (Unaudited)	September 30, 2012

Computer equipment	$226,123	$310,734
Machinery and equipment	126,817	126,817
Furniture and fixtures	62,803	62,803
Leasehold improvements	62,469	62,469
Buildings	2,598,470	2,598,470
	$3,076,682	$3,161,293
Less: Accumulated depreciation	(454,374)	(456,377)
	$2,622,308	$2,704,916

NOTE 6 –COSTS IN EXCESS OF BILLINGS/ BILLINGS IN EXCESS OF COSTS

The Company entered into two contracts, one in fiscal 2010 and one in fiscal 2011 for construction of rack and rail-based parking systems and is recognizing revenue on the percentage of completion method.

Information with respect to uncompleted contracts at December 31, 2012 and September 30, 2012 are as follows:

Costs in excess of billings:	December 31, 2012 (Unaudited)	September 30, 2012
Earnings on billings to date	$3,597,684	$2,059,919
Less: Billings	(2,985,765)	(1,584,265)
Total costs in excess of billings	$611,919	$475,654

Billings in excess of costs:	December 31, 2012 (Unaudited)	September 30, 2012
Earnings on billings to date	$-	$1,190,853
Less: Billings	-	(1,196,000)
Total (billings in excess of costs)	$-	$(5,147)

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2012 and September 30, 2012 consist of the following:

	December 31, 2012 (Unaudited)	September 30, 2012

Accounts payable – trade	$1,496,657	$1,142,672
Accrued interest	31,636	20,887
Accrued warranty expense	372,940	372,940
Accrued payroll	119,682	191,492
Other accrued expenses	101,092	160,933
Total	$2,122,007	$1,888,924

NOTE 8- DEBT

Current Debt

The Company entered into a sixty month capital equipment lease with a third party commencing in December 2007. The total principal balance of this lease was $135,675 at an annual rate of 6.45%. This loan was repaid in full as of December 31, 2012.

Effective February 6, 2008, the Company was indebted for an unsecured loan to a third party. As of December 31, 2012, the principal balance of this loan was $80,538.  The loan is not collateralized, bears interest at an annual rate of 10% and is due on demand.  As of December 31, 2012, the balance of the loan including accrued interest was $100,813.

Long-Term Debt

Private Placement Offering – November/December 2011

In November and December 2011, the Company issued to subscribers 6% convertible promissory notes (“Notes”) in the aggregate principal amount of approximately $11.6 million and warrants (“Warrants”) to purchase an aggregate of approximately 2.7 million shares of Common Stock of the Company in three (3) closings of a private placement (the “Offering”).

The Notes are due five years after the respective date of issuance and were initially convertible into Common Stock at $4.25 per share, subject to weighted average adjustment for issuances of common stock or common stock equivalents below the conversion price, subject to certain exceptions. The Warrants issued with the debt have a five year life with an initial exercise price of $4.25 per share, subject to adjustment for issuances of common stock or common stock equivalents below the conversion price, subject to certain exceptions.

The Company valued the Warrants and the beneficial conversion features (“BCF”) of the Notes, and the resulting derivative liability, at $5,309,941 each for the Warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt during the first quarter of fiscal 2012. This discount will be amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the Warrants. The valuation of the Warrants, BCF, and the resulting derivative liability, were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0%, ii) expected volatility of 52.7%, iii) risk free interest rate of 0.9%, and iv) expected term of 5 years. During the three months ended December 31, 2012, the Company amortized $530,994 of the of debt discount.

As of September 30, 2012, the aggregate fair value of the derivative was $12,813,928. The revaluation of the derivative as of December 31, 2012 resulted in a derivative value of $12,416,324. The change in fair value of the derivative from the date(s) of note issuance through December 31, 2012 resulted in a gain on the fair value of the derivative liability of $397,604. The derivative liability was revalued on December 31, 2012 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 52.92% iii) risk free interest rate of 0.72% and expected term of 3.85 years.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

NOTE 8- DEBT (continued)

In connection with the Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040. The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the Warrants issued to the purchasers of Notes in the Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the Warrants issued to the purchasers of Notes in the Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $255,735 at September 30, 2012, was revalued at $247,800 at December 31, 2012. The valuation at December 31, 2012 was valued based on the Black-Scholes Model with assumptions similar to those used to value the Warrants granted to the debt holders as of December 31, 2012. The difference in valuation for the three months ended December 31, 2012 was $7,935, accounted for as a gain on the fair value of derivative.

Private Placement Offering – June/July 2012

In June and July 2012, the Company issued to subscribers 6% convertible promissory notes due on June 14, 2017 (“2012 Notes”) in the aggregate principal amount of $6.2 million and warrants to purchase an aggregate of approximately 1.2 million shares of Common Stock (“2012 Warrants”) in a private placement (the “2012 Offering”).

The 2012 Notes were initially convertible into Common Stock at $5.00 per share, subject to weighted average adjustment for issuances of common stock or common stock equivalents below the conversion price, subject to certain exceptions. Additionally, the conversion price may not be adjusted below $0.25.

The Company valued the 2012 Warrants and the BCF at $1,580,308 each for a total of $3,160,616 recorded as a discount to the convertible debt during the third quarter of fiscal 2012. This discount will be amortized over the life of the 2012 Notes or until such time as the 2012 Notes are repaid or converted, or upon exercise of the 2012 Warrants. The valuation of the 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 53.43% iii) risk free interest rate of 0.9% and expected term of 5 years. During the three months ended December 31, 2012, the Company amortized $195,652 of the of debt discount.

As a result of the issuance of shares of common stock as payment of interest on the Notes and 2012 Notes, the conversion prices of the Notes and 2012 Notes were adjusted to $4.23 and $4.96, respectively.

Private Placement Offering – December 2012

On December 28, 2012, the Company issued to subscribers 6% convertible notes due on December 28, 2017 (the “December 2012 Notes”) in the aggregate principal amount of $3.0 million and warrants to purchase an aggregate of 600,000 shares of Common Stock (the “December 2012 Warrants”) in a private placement (the “December 2012 Offering”) for aggregate gross cash proceeds of $3.0 million. For each $100,000 invested, a subscriber was issued a $100,000 principal amount note and warrants to purchase 20,000 shares of the Company’s Common Stock.

The December 2012 Notes are convertible into Common Stock at $5.00 per share, subject to full ratchet adjustment for issuances of Common Stock or Common Stock equivalents below the conversion price, subject to certain exceptions, and subject to weighted average anti-dilution adjustment for issuances of Common Stock as payment of interest on the Notes, the 2012 Notes and the December 2012 Notes. Additionally, the conversion price may not be adjusted below $0.25.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

NOTE 8- DEBT (continued)

The outstanding principal amount of the December 2012 Notes and accrued and unpaid interest thereon will automatically convert into a number of shares of Common Stock determined by dividing the outstanding principal amount of the December 2012 Notes plus accrued and unpaid interest thereon, by the conversion price in effect on the mandatory conversion date. The mandatory conversion date is the date on which (i) the last sale price of the Common Stock on 20 of the 30 immediately preceding trading days equals or exceeds 200% of the conversion price; (ii) the shares issuable upon conversion of the December 2012 Notes are eligible for resale under an effective registration statement and/or Rule 144 promulgated under the Securities Act of 1933, as amended, without restriction as to volume or manner of sale, and (iii) the ADTV during such 30 trading day period equals or exceeds $500,000.

If an event of default as defined in the December 2012 Notes exists, the holder may declare the entire principal of, and all interest accrued and unpaid on, the December 2012 Notes then outstanding to be due and payable.

The Company has valued the December 2012 Warrants and the beneficial conversion features (“BCF”) of the December 2012 Notes, to their maximum value in proportion to the notes and had accounted for them as a discount to the debt. In certain circumstances the convertibility features and the December 2012 Warrants contain reset provisions which adjust the conversion price and the exercise price of the warrants should the Company sell additional shares of common stock below the initial conversion price of the December 2012 Notes or December 2012 Warrant exercise price as agreed to upon entry into the convertible notes payable. The Company has determined that the December 2012 Notes are not a derivative instrument due to the $0.25 conversion price floor contained within the notes.

The Company valued the December 2012 Warrants and the BCF at $939,419 each for a total of $1,878,838 recorded as a discount to the convertible debt. This discount will be amortized over the life of the December 2012 Notes or until such time as the December 2012 Notes are repaid or converted, or upon exercise of the December 2012 Warrants. The valuation of the December 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.92% iii) risk free interest rate of 0.72% and expected term of 5 years. During the three months ended December 31, 2012, the Company amortized $3,131 of the of debt discount.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

NOTE 8- DEBT (continued)

	Principal
	As of

	12/31/2012	9/30/2012	Maturity Date	Interest Rate	Secured
	(Unaudited)
Current Debt- Third Party:
Loan Payable- Third Party	$80,538	$80,538	Upon Demand	10%	No
Lease Payable- Bank (current portion)	-	7,869	12/31/2012	6.45%	Yes
Total Current Debt- Third Party	$80,538	$88,407

Long-Term Debt – Third Party:
Convertible Notes – 2011 Offering	3,665,763	3,665,763	11/1/2016	6%	No
Convertible Notes – 2011 Offering	1,250,000	1,250,000	11/18/2016	6%	No
Convertible Notes – 2011 Offering	925,000	925,000	12/9/2016	6%	No
Convertible Notes – 2012 Offering	4,065,000	4,065,000	6/14/2017	6%	No
Convertible Notes – Dec 2012 Offering	1,155,000	-	12/28/2017	6%	No
Discount on Convertible Notes	(8,623,295)	(7,899,942)
Amortization of Discount	1,486,997	1,090,794
Total Long-Term Debt – Third Party	$3,924,465	$3,096,615

Long-Term Debt- Related Party:
Convertible Notes – 2011 Offering	$5,683,757	$5,683,757	11/1/2016	6%	No
Convertible Notes – 2011 Offering	100,000	100,000	11/18/2016	6%	No
Convertible Notes – 2012 Offering	2,135,000	2,135,000	6/14/2017	6%	No
Convertible Notes – Dec 2012 Offering	1,845,000	-	12/28/2017	6%	No
Discount on Convertible Notes	(7,788,459)	(6,632,974)
Amortization of Discount	1,379,982	1,046,408
Total Long-Term Debt- Related Party	$3,355,280	$2,332,191

Capital lease payable to bank*	12/31/2012	9/30/2012
	(Unaudited)
Secured by equipment	$-	$7,869
Less: current maturities	-	(7,869)
Total long-term debt	$-	$-

*payable in monthly installments of $2, 651 including interest at 6.448% matured on December 1, 2012

NOTE 9- EQUITY

Common Stock:

On December 31, 2012, the Company issued 58,904 shares of common stock in lieu of a cash payment of $175,801 of interest for the quarter ended December 31, 2012. Pursuant to the terms of the Notes, these shares of stock were issued at $2.99 per share.

On December 31, 2012, the Company issued 31,424 shares of common stock in lieu of a cash payment of $93,764 of interest for the quarter ended December 31, 2012. Pursuant to the terms of the 2012 Notes, these shares of stock were issued at $2.99 per share.

At December 31, 2012, the Company reserved shares of common stock for issuance upon exercise as follows:

Options	641,385
Warrants	10,032,846
Convertible Notes	4,598,158
Total Shares Reserved	15,272,389

Warrants:

Pursuant to the December 2012 Offering described in Note 8, on December 28, 2012, we issued December 2012 Warrants to subscribers to purchase 600,000 shares of Common Stock of the Company.

The December 2012 Warrants are exercisable at $5.00 per share, subject to full ratchet adjustment for issuances of Common Stock or Common Stock equivalents below the conversion price, subject to certain exceptions, and subject to weighted average anti-dilution adjustment for issuances of Common Stock as payment of interest on the Notes, the 2012 Notes and the December 2012 Notes. Additionally, the Exercise Price may not be adjusted below $0.25. Cashless exercise is permitted if the average trading volume of the Company’s Common Stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the Common Stock during the five (5) consecutive trading days prior to the notice of exercise. In certain instances, a holder shall not be permitted to exercise the December 2012 Warrants if such exercise would result in such holder’s total ownership of the Company’s Common Stock exceeding 4.9%. The December 2012 Warrants expire on December 28, 2017.

As a result of the issuance of shares of common stock as payment of interest on the Notes and 2012 Notes, the exercise prices of the Warrants and 2012 Warrants were adjusted to $4.23 and $4.96, respectively.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

NOTE 10 - RELATED PARTY TRANSACTIONS

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us.  Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President, and is a principal stockholder of our company.  SB&G entered into a lease with Boomerang Utah dated October 1, 2008, relating to premises located at 324 West 2450 North, Building A, Logan, Utah (“Building A”).  The Company assumed this lease in February 2008.   Boomerang is obligated to pay for all utilities, repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities.  This lease has been extended on a month-to-month basis at a rate of $21,717 per month, of which $14,717 is classified as deferred rent.  Deferred rental payments totaling $220,762 have been accrued as of December 31, 2012 and classified as due to related party on our balance sheet.

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

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to Zions Bank. The principal amount due was $726,332 as of December 31, 2012, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang, the Estate of Gene Mulvihill and Messrs. Stan Checketts and Burton Koffman (“Koffman”) are the joint and several guarantors of this promissory note.  Gene Mulvihill was the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

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

The Company used the services of Coordinate Services, Inc. for product development.  The owner of Coordinate Services, Inc., is Gene Mulvihill, Jr., the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense for the three months ended December, 2012 and 2011 was $34,954 and $33,593 respectively; which is recorded under research and development expenses.

The Company reimbursed North Jersey Management Services, Inc. for consulting expenses for the services of Joseph Bellantoni, the former Chief Financial Officer of the Company, and Maureen Cowell, the Company’s Corporate Secretary.  Mr. Bellantoni is also the President and Mrs. Cowell is the Vice President of North Jersey Management Services, Inc. Mr. Bellantoni and Ms. Cowell are directors of the Company.  The amount of this expense for the three months ended December 31, 2012 and 2011 was $19,500 and $19,500 respectively; which is recorded under general and administrative expenses.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

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

The Resort owns and operates seven golf courses, two hotels and a fitness facility and develops real estate in Sussex County NJ, which is comprised of more than 40 additional entities, including the above named entities. Gail Mulvihill owns 50% of each of Builders, Cascades and Route 94 and, indirectly, through these and various other entities, Gail Mulvihill and her family own approximately 50% of the Resort. Except as set forth above, no other officer, director or 5% or greater stockholder of the Company has any equity interest in Builders, Cascades or Route 94.   The Company incurred expenses of approximately $13,000 and $27,000 for Cascades for the three months ended December 31, 2012 and 2011, respectively. No expenses were incurred for Route 94 or Builders during the three months ended December 31, 2012 and 2011. Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

The following officers, directors, 5% stockholders and affiliates of the Company participated in the December 2012 Offering.

Name	Notes issued in Offering	Warrants issued in Offering
The Estate of Gene Mulvihill (1)	$1,000,000	200,000
Heather Mulvihill (2)	$100,000	20,000
MRP Holdings LLC (3)	$100,000	20,000
Albert Behler (4)	$250,000	50,000
Burton I Koffman (5)	$145,000	29,000
Alexandria Equities, LLC (6)	$250,000	50,000

(1)	Gail Mulvihill, the co-administrator of the estate and individual who exercises shared voting and investment power over the shares, is a principal stockholder and mother of Christopher Mulvihill, the Company’s President and a principal stockholder of the Company.
(2)	Heather Mulvihill is the sister-in-law of Christopher Mulvihill, the Company’s President and a director and principal stockholder of the Company.
(3)	MRP Holdings LLC is owned by Mark Patterson, the Company’s Chief Executive Officer and a director and principal stockholder of the Company.
(4)	Albert Behler is a principal stockholder of the Company.
(5)	Directly and indirectly through various entities he controls. Burton I Koffman is a principal stockholder of the Company.

(6) Alexandria Equities, LLC is a principal stockholder of the Company.

NOTE 11- COMMITMENTS AND CONTINGENCIES

Boomerang Utah is a joint and several guarantor on a twenty-year promissory note owing to Zions bank in the principal amount of $726,332, bearing interest at 3.807% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  The Estate of Gene Mulvihill and Messrs. Checketts and Koffman, are the other joint and several guarantors of the promissory note.

We entered into a five year lease on a new principal office, which expires in November 2016. The aggregate future minimum annual rental payments on this lease, exclusive of escalation payments for taxes and operating costs, are as follows:

Twelve months ended December 31, 2013	$143,784
December 31, 2014	149,297
December 31, 2015	154,809
December 31, 2016	146,541
Total	$594,431

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

NOTE 12 – SUBSEQUENT EVENTS

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred after December 31, 2012, through the date of issuance of the financial statements.

On January 16, 2013, holders of a majority of our stock approved resolutions authorizing (i) an amendment to our Certificate of Incorporation, as amended, to decrease our authorized capital stock from 401,000,000 shares to 201,000,000 shares and our authorized common stock from 400,000,000 shares to 200,000,000 shares and (ii) our 2012 Stock Incentive Plan.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the three months ended December 31, 2012 increased by $1,005,981 to $3,085,216 as of December 31, 2012. At the present time, we believe our working capital together with expected cash flow from ongoing projects will be sufficient to support our administrative requirements and existing projects through September 30, 2013. However, to implement our full business plan, we will require additional funds during the fiscal year, and anticipate seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations.

For the three months ended December 31, 2012, we had a net loss of $2,548,894. Included in this net loss were several non-cash expenses that partially offset the use of cash. These non-cash expenses include depreciation of $92,318, amortization of discount on convertible debt of $729,777, issuance of common stock for interest of $269,565, a loss on equity investment of $45,248, expenses from the issuance of stock options of $16,863. These non-cash expenses were offset by a non-cash gain on the fair value of derivative of $405,539. Cash decreased as we experienced a three month increase in inventories of $91,710, in accounts receivable of $142,417, in costs in excess of billings of $136,265, and a decrease in billings in excess of costs of $5,147 and in estimated loss on uncompleted contract of $169,195. These items were offset by increases in accounts payable and accrued liabilities of $233,083, in due to related party of $44,152, in deposit payable of $135,000 and a decrease in restricted cash of $58,745, which represents cash received on a rack and rail project and placed in escrow until certain milestones are reached. After adjusting our net loss for these non-cash items and the net changes in assets and liabilities, net cash used in operations was $1,867,205 for the three months ended December 31, 2012.

Financing activities provided $2,992,131 for the three months ended December 31, 2012. Net cash provided by financing activities consisted of $3,000,000 of proceeds from private placements of convertible notes and warrants, offset by $7,869 of note repayments.

During the three months ended December 31, 2012, net cash used in investing activities consisted of an increase in equity investment of $109,235 and an increase in property, plant and equipment of $9,710. Accordingly, net cash used in investing activities was $118,945.

There were no off-balance sheet arrangements during the three months ended December 31, 2012 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

November/December 2011 Offering

In November and December 2011, the Company issued to subscribers 6% convertible promissory notes (“Notes”) in the aggregate principal amount of approximately $11.6 million and five-year warrants to purchase common stock (“Warrants”) in a private placement (the “Offering”).

The Notes were initially convertible into common stock at $4.25 per share (the “Conversion Price”), subject to weighted average adjustment for issuances of common stock or common stock equivalents below the Conversion Price, subject to certain exceptions. As a result of the issuance of shares of common stock as payment of interest on the Notes and 2012 Notes, the conversion price of the Notes was adjusted to $4.23 at December 31, 2012. The Notes are due on the five year anniversary of the respective date of issuance.

Interest accrues on the Notes at 6% per annum. Interest is payable quarterly, at the Company’s option, in: (i) cash or (ii) shares of the Common Stock. If the Company elects to pay interest in shares of common stock on an interest payment date, the number of shares issuable will be equal to the quotient obtained by dividing the amount of accrued and unpaid interest payable on such interest payment date by the lesser of: (i) the Conversion Price, and (ii) the average of the last sale price of the common stock during the ten (10) consecutive trading days ending on the fifth (5th) trading day immediately preceding such interest payment date (the “Average Price”), if the average daily trading volume (the “ADTV”) of the common stock for the ten (10) trading days prior to the interest payment date is less than $100,000 per day, provided, however if the ADTV is equal to or greater than $100,000, it will be the Average Price, and not the Conversion Price.

The Warrants were initially exercisable at $4.25 per share, subject to weighted average adjustment for issuance below the exercise price, subject to certain exceptions. As a result of the issuance of shares of common stock as payment of interest on the Notes and 2012 Notes, the exercise price of the Warrants was adjusted to $4.23 at December 31, 2012. Cashless exercise is permitted if the average trading volume of the Company’s common stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the common stock during the five (5) consecutive trading days prior to the notice of exercise. In certain instances, a holder shall not be permitted to exercise the Warrant if such exercise would result in such holder’s total ownership of the Company’s common stock exceeding 4.9%. The Warrants expire five years from the respective date of issuance.

The Company valued the Warrants and the beneficial conversion features (“BCF”) of the Notes, and the resulting derivative liability, at $5,309,941 each for the Warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt during the first quarter of fiscal 2012. This discount will be amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the Warrants. The valuation of the Warrants, BCF, and the resulting derivative liability, were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0%, ii) expected volatility of 52.7%, iii) risk free interest rate of 0.9%, and iv) expected term of 5 years. During the three months ended December 31, 2012, the Company amortized $530,994 of the of debt discount.

As of September 30, 2012, the aggregate fair value of the derivative was $12,813,928. The revaluation of the derivative as of December 31, 2012 resulted in a derivative value of $12,416,324. The change in fair value of the derivative from the date(s) of note issuance through December 31, 2012 resulted in a gain on the fair value of the derivative liability of $397,604. The derivative liability was revalued on December 31, 2012 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 52.92% iii) risk free interest rate of 0.72% and expected term of 3.85 years.

In connection with the Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040. The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the Warrants issued to the purchasers of Notes in the Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the Warrants issued to the purchasers of Notes in the Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $255,735 at September 30, 2012, was revalued at $247,800 at December 31, 2012. The valuation at December 31, 2012 was valued based on the Black-Scholes Model with assumptions similar to those used to value the Warrants granted to the debt holders as of December 31, 2012. The difference in valuation for the three months ended December 31, 2012 was $7,935, accounted for as a gain on the fair value of derivative.

June 2012 Offering

In June and July 2012, the Company issued to subscribers 6% convertible promissory notes due on June 14, 2017 (“2012 Notes”) in the aggregate principal amount of $6.2 million and warrants to purchase Common Stock (“2012 Warrants”) in a private placement (the “2012 Offering”) for aggregate gross cash proceeds of $6.2 million.

The 2012 Notes were initially convertible into Common Stock at $5.00 per share (the “Conversion Price”), subject to weighted average adjustment for issuances of common stock or common stock equivalents below the Conversion Price, subject to certain exceptions. As a result of the issuance of shares of common stock as payment of interest on the Notes and 2012 Notes, the conversion price of the 2012 Notes was adjusted to $4.96 at December 31, 2012. Additionally, the Conversion Price may not be adjusted below $0.25.

Interest accrues on the 2012 Notes at 6% per annum. Interest is payable quarterly, at the Company’s option, in: (i) cash or (ii) shares of the Common Stock. If the Company elects to pay interest in shares of its Common Stock on an interest payment date, the number of shares issuable will be equal to the quotient obtained by dividing the amount of accrued and unpaid interest payable on such interest payment date by the lesser of: (i) the Conversion Price, and (ii) the average of the last sale price of the Common Stock during the ten (10) consecutive trading days ending on the fifth (5th) trading day immediately preceding such interest payment date (the “Average Price”), if the average daily trading volume (the “ADTV”) of the Common Stock for the ten (10) trading days prior to the interest payment date is less than $100,000 per day, provided, however if the ADTV is equal to or greater than $100,000, it will be the Average Price, and not the Conversion Price.

The 2012 Warrants were initially exercisable at $5.00 per share, subject to weighted average adjustment for issuance below the exercise price, subject to certain exceptions. As a result of the issuance of shares of common stock as payment of interest on the Notes and 2012 Notes, the exercise price of the 2012 Warrants was adjusted to $4.96 at December 31, 2012. Additionally, the Exercise Price may not be adjusted below $0.25. Cashless exercise is permitted if the average trading volume of the Common Stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the Common Stock during the five (5) consecutive trading days prior to the notice of exercise. In certain instances, a holder shall not be permitted to exercise the 2012 Warrants if such exercise would result in such holder’s total ownership of the Company’s Common Stock exceeding 4.9%. The 2012 Warrants expire on June 14, 2017.

The Company valued the 2012 Warrants and the BCF at $1,580,308 each for a total of $3,160,616 recorded as a discount to the convertible debt during the third quarter of fiscal 2012. This discount will be amortized over the life of the 2012 Notes or until such time as the 2012 Notes are repaid or converted, or upon exercise of the 2012 Warrants. The valuation of the 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 53.43% iii) risk free interest rate of 0.9% and expected term of 5 years. During the three months ended December 31, 2012, the Company amortized $195,652 of the of debt discount.

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

Private Placement Offering – December 2012

On December 28, 2012, the Company issued to subscribers 6% convertible notes due on December 28, 2017 (the “December 2012 Notes”) in the aggregate principal amount of $3.0 million and warrants to purchase an aggregate of 600,000 shares of Common Stock (the “December 2012 Warrants”) in a private placement (the “December 2012 Offering”) for aggregate gross cash proceeds of $3.0 million. For each $100,000 invested, a subscriber was issued a $100,000 principal amount note and warrants to purchase 20,000 shares of the Company’s Common Stock.

The December 2012 Notes are convertible into Common Stock at $5.00 per share, subject to full ratchet adjustment for issuances of Common Stock or Common Stock equivalents below the conversion price, subject to certain exceptions, and subject to weighted average anti-dilution adjustment for issuances of Common Stock as payment of interest on the Notes, the 2012 Notes and the December 2012 Notes. Additionally, the conversion price may not be adjusted below $0.25.

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

The outstanding principal amount of the December 2012 Notes and accrued and unpaid interest thereon will automatically convert into a number of shares of Common Stock determined by dividing the outstanding principal amount of the December 2012 Notes plus accrued and unpaid interest thereon, by the conversion price in effect on the mandatory conversion date. The mandatory conversion date is the date on which (i) the last sale price of the Common Stock on 20 of the 30 immediately preceding trading days equals or exceeds 200% of the conversion price; (ii) the shares issuable upon conversion of the December 2012 Notes are eligible for resale under an effective registration statement and/or Rule 144 promulgated under the Securities Act of 1933, as amended, without restriction as to volume or manner of sale, and (iii) the ADTV during such 30 trading day period equals or exceeds $500,000.

If an event of default as defined in the December 2012 Notes exists, the holder may declare the entire principal of, and all interest accrued and unpaid on, the December 2012 Notes then outstanding to be due and payable.

The Company has valued the December 2012 Warrants and the beneficial conversion features (“BCF”) of the December 2012 Notes, to their maximum value in proportion to the notes and had accounted for them as a discount to the debt. In certain circumstances the convertibility features and the December 2012 Warrants contain reset provisions which adjust the conversion price and the exercise price of the warrants should the Company sell additional shares of common stock below the initial conversion price of the December 2012 Notes or December 2012 Warrant exercise price as agreed to upon entry into the convertible notes payable. The Company has determined that the December 2012 Notes are not a derivative instrument due to the $0.25 conversion price floor contained within the notes.

The Company valued the December 2012 Warrants and the BCF at $939,419 each for a total of $1,878,838 recorded as a discount to the convertible debt. This discount will be amortized over the life of the December 2012 Notes or until such time as the December 2012 Notes are repaid or converted, or upon exercise of the December 2012 Warrants. The valuation of the December 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.92% iii) risk free interest rate of 0.72% and expected term of 5 years. During the three months ended December 31, 2012, the Company amortized $3,131 of the of debt discount.

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2011

Revenues were $346,912 for the three months ended December 31, 2012 compared with $201,779 for the three months ended December 31, 2011.  The increase was due to an additional rail-based system that commenced in fiscal 2012 being substantially complete during the first fiscal quarter of 2012.  This revenue was recognized using the percentage of completion method.

Cost of goods sold were $299,758 for the three months ended December 31, 2012 compared with $331,087 for the three months ended December 31, 2011.  The decrease was due to lower cost of goods sold and hence an increased gross margin on the rail-based parking system project that commenced in fiscal 2012

Sales and marketing expenses were $292,960 during the three months ended December 31, 2012 compared with $287,290 during the three months ended December 31, 2011, for an increase of $5,670. The slight increase was due to increased spending on marketing and tradeshows to promote our RoboticValet product line. As of December 31, 2012 and 2011, the Company employed four full-time salesmen and one full-time support person, whose salaries are recorded under sales and marketing expense.

General and administrative expenses were $1,025,138 during the three months ended December 31, 2012 compared with $1,799,568 during the three months ended December 31, 2011, for a decrease of $774,430. This decrease was primarily due to approximate reductions of $390,000 in non-cash expenses incurred in connection with issuances of stock options and warrants, $244,000 in professional fees and $100,000 in contracted labor.

Research and development expenses were $583,306 during the three months ended December 31, 2012 compared with $309,273 during the three months ended December 31, 2011, for an increase of $274,033. The increase was due to additional resources being needed to complete existing research and development projects during the three months ended December 31, 2012.

Depreciation and amortization expenses were $92,318 during the three months ended December 31, 2012 compared to $60,694 during the three months ended December 31, 2011, for an increase of $31,624. This increase was the result of purchasing additional fixed assets during the three months ended December 31, 2012.

Interest expense was $272,570 during the three months ended December 31, 2012, compared with $118,552 during the three months ended December 31, 2011, for an increase of $154,018. This increase is due to an increase in outstanding indebtedness due to the issuance of Notes and the 2012 Notes.

In connection with the Offering, the Company recorded a discount for the BCF and the attached warrants. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. These warrants and the BCF were deemed not indexed to the Company’s common stock and accordingly the Company recorded a derivative liability. The derivative liability is required to be revalued at each interim and annual reporting date until such time that it is settled. This revaluation resulted in a gain on fair value of derivative of $405,539 during the three months ended December 31, 2012. With respect to the 2012 Offering and the December 2012 Offering, the Company recorded a discount for the BCF and the attached warrants. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. The Company has determined that the 2012 Offering and the December 2012 Offering are indexed to the Company’s common stock and has not recorded a derivative liability. During the three months ended December 31, 2012 the Company amortized an aggregate of $729,777 of the of debt discount for the Offering, the 2012 Offering and the December 2012 Offering.

As of December 31, 2012, we had fifteen contracts. Two contracts, for rack and rail parking projects, were in the process of being implemented. Thirteen additional outstanding contracts, all of which are for projects awaiting various approvals and financing which, if obtained, are expected to generate revenue in the future for the Company.  Because it is uncertain as to whether any of these projects will ever receive the permitting or financing required to move forward, there can be no assurances that these contracts will generate any revenue.  Of these thirteen contracts, one is for a rack and rail self-storage system, one is for a design contract for a RoboticValet parking system and the other eleven are for RoboticValet parking systems.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the three months ended December 31, 2012 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Accounts receivable and allowance for doubtful accounts – Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We determine this allowance based on known troubled accounts, history and other currently available evidence. Accordingly, we have recorded an allowance for doubtful accounts of $155,781 and $0 at December 31, 2012 and 2011, respectively.

Property and equipment – Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the three months ended December 31, 2012 and 2011 was $92,318 and $60,694, respectively.

Research and development – Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred.  Research and development costs for the three months ended December 31, 2012 and 2011 were $583,306 and $309,273, respectively.

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of December 31, 2012, it was estimated that the gross loss on current contracts would be $3,998,970. This loss is comprised of $3,665,536 recognized through the percentage of completion method through December 31, 2012, and $333,434 as a provision for the remaining losses on contracts.

Revenues of $346,912 and $201,779 have been recognized for the three months ended December 31, 2012 and 2011, respectively.

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

Warranty Reserves - The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  As revenues for contracts are recognized, the Company will record a warranty reserve for estimated costs in connection with future warranty claims.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly.  The Company incurred no warranty expense for the three months ended December 31, 2012 and 2011, relating to its completed projects.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Company's principal executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2012 in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure due to our inability to record, process, summarize and report within the time periods specified in the SEC’s rules and forms. We plan on taking measures to educate appropriate staff as to the reporting requirements and implement a process by which management is alerted to events requiring disclosure.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 31, 2012 the Company issued 58,904 shares of common stock in lieu of a cash payment of $175,801 of interest for the quarter ended December 31, 2012. Pursuant to the terms of the Notes, these shares of stock were issued at $2.99 per share.

On December 31, 2012 the Company issued 31,424 shares of common stock in lieu of a cash payment of $93,764 of interest for the quarter ended December 31, 2012. Pursuant to the terms of the 2012 Notes, these shares of stock were issued at $2.99 per share.

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

101 The following materials from Boomerang Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited, Consolidated Statements of Operations for the Three Months Ended December 31, 2012 and 2011, (ii) Unaudited, Consolidated Balance Sheets as of December 31, 2012 and September 30, 2012, (iii) Unaudited, Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2012 and 2011, and (iv) Notes to Unaudited, Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

Dated: February 14, 2013	By: /s/ Mark R. Patterson
Mark Patterson
Principal Executive Officer

Dated: February 14, 2013	By: /s/ Scott Shepherd
Scott Shepherd
Principal Financial Officer
and Principal Accounting Officer

