Form 10-Q
period 2013-03-31
Boomerang Systems, Inc.
filed 2013-05-20
CIK 314712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 7,688,550 as of May 17, 2013

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6-18

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19-27

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	27

ITEM 4. Controls and Procedures	27-28

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings	29

ITEM 1A. Risk Factors	29

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

ITEM 3. Defaults Upon Senior Securities	30

ITEM 4. Mine Safety Disclosures	30

ITEM 5. Other Information	30

ITEM 6. Exhibits	30-31

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$666,120	$2,079,235
Restricted cash	218,677	81,671
Accounts receivable, net	75,351	70,744
Inventory	442,735	307,990
Prepaid expenses and other assets	55,641	58,557
Costs in excess of billings	-	475,654
Total current assets	1,458,524	3,073,851

Property, plant and equipment, net	2,845,648	2,704,916

Other assets:
Security deposit	20,825	20,825
Investment at equity	137,926	230,195
Total other assets	158,751	251,020

Total assets	$4,462,923	$6,029,787

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,956,101	$1,888,924
Due to related party	264,915	176,610
Deposit payable	258,191	124,403
Billings in excesss of costs and estimated earned profits on uncompleted contracts	36,364	5,147
Estimated loss on uncompleted contract	19,739	502,629
Equipment note payable - current portion	234,840	88,407
Total current liabilities	2,770,150	2,786,120

Long term liabilities:
Equipment note payable- long term portion	121,942	-
Debt- long term, net of discount	4,385,638	3,096,615
Debt- long term- related party, net of discount	3,744,809	2,332,191
Derivative liability	12,175,540	13,069,663
Total long term liabilities	20,427,929	18,498,469

Total liabilities	23,198,079	21,284,589

Stockholders' deficit:
Preferred stock, $0.01 par value; authorized shares 1,000,000; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 200,000,000 and 400,000,000; 7,688,550 and 7,343,601 issued and outstanding	7,688	7,469
Additional paid in capital	57,495,576	54,972,338
Accumulated deficit	(76,238,420)	(70,234,609)
Total stockholders' deficit	(18,735,156)	(15,254,802)

Total liabilities and stockholders' deficit	$4,462,923	$6,029,787

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012

Revenues:
System sales	$289,234	380,778	$(57,678)	$178,999
Total revenues	289,234	380,778	(57,678)	178,999

Cost of goods sold	162,284	724,533	(137,474)	393,446
Gross profit (loss)	126,950	(343,755)	79,796	(214,447)

Expenses:
Sales and marketing	580,481	606,764	287,521	319,474
General and administrative expenses	2,259,433	3,566,755	1,234,295	1,767,187
Research and development	1,624,727	595,704	1,041,421	286,431
Depreciation and amortization	199,242	121,497	106,924	60,803
Total expenses	4,663,883	4,890,720	2,670,161	2,433,895

Loss from operations	(4,536,933)	(5,234,475)	(2,590,365)	(2,648,342)

Other income (expenses):
Interest income	1	255	1	2
Interest expense	(591,937)	(295,316)	(319,367)	(176,764)
Other income	55,760	10,479	16,030	9,219
Loss on equity investment	(266,505)	(58,081)	(221,257)	(31,728)
Amortization of discount on convertible debt	(1,552,450)	(855,504)	(822,673)	(530,996)
Gain on fair value of derivative	894,123	287,856	488,584	238,848
Total other income (expenses)	(1,461,008)	(910,311)	(858,682)	(491,419)

Loss before provision for income taxes	(5,997,941)	(6,144,786)	(3,449,047)	(3,139,761)
Provision for income taxes	5,870	2,030	5,870	2,030

Net loss	$(6,003,811)	(6,146,816)	$(3,454,917)	$(3,141,791)

Net loss per common share - basic and diluted	$(0.80)	(0.84)	$(0.46)	$(0.43)

Weighted average number of shares - basic and diluted	7,515,238	7,281,593	7,561,126	7,286,043

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,003,811)		$(6,146,816)
Adjustments to reconcile net loss operations to net cash (used in) operating activities:
Depreciation and amortization	199,242		121,497
Grant of options for services	16,863		357,684
Issuance of warrants for services	-		584,202
Issuance of common stock for interest expense	580,785		282,119
(Gain) on fair value of derivative	(894,123)		(287,856)
Amortization of discount on convertible debt	1,552,450		855,504
Loss on equity investment	266,505		58,081
Changes in assets and liabilities:
(Increase) in accounts receivable	(4,607)		(337,605)
(Increase) in restricted cash	(137,006)		(165,925)
Decrease in notes receivable	-		16,748
(Increase) in security deposit	-		(20,825)
Decrease/(increase) in costs and estimated earned profits in excess of billings on completed contracts	475,654		(159,212)
(Increase) in inventory	(134,745)		(93,929)
Decrease/(increase) in prepaid expenses and other assets	2,916		(36,401)
Increase/(decrease) in accounts payable and accrued liabilities	67,177		(279,573)
Increase in due to related party	88,305		88,305
Increase/(decrease) in deposit payable	133,788		(90,000)
Increase in billings in excess of costs and estimated earned profits on uncompleted contracts	31,217		563,434
(Decrease) in estimated loss on uncompleted contract	(482,890)		(96,569)
NET CASH (USED IN) OPERATING ACTIVITIES	(4,242,280)		(4,787,137)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(25,007)		(47,430)
Additional equity investment	(174,236)		(100,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(199,243)		(147,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and line of credit	(46,592)		(1,314,878)
Proceeds from notes payable and line of credit	-		1,776,000
Proceeds from private placement- convertible notes	3,075,000		4,825,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,028,408		5,286,122

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1,413,115)		351,555
CASH AND CASH EQUIVALENTS - beginning of period	2,079,235		65,590

CASH AND CASH EQUIVALENTS - end of period	$666,120		$417,145

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$6,147		$7,051
Income taxes	$2,160		$2,080

Non-cash investing and financing activites:
Conversion of notes payable and accrued interest into convertible debt	$-		$6,799,520
Issuance of common stock for interest expense	$580,785		$282,119
Capital lease obligation for machinery and equipment	$314,966	$

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2013

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

On March 1, 2013, an amendment to the Company’s Certificate of Incorporation was filed, decreasing our authorized capital stock from 401,000,000 shares to 201,000,000 shares and our authorized common stock from 400,000,000 shares to 200,000,000 shares.

All share numbers in the financial statements give effect to the Reverse Split.

Our fiscal year end is September 30th. We define fiscal year 2013 as the twelve month period ended September 30, 2013.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared for the interim period and are unaudited (consisting only of normal recurring adjustments) which are in the in opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The results of operations for the three and six months ended March 31, 2013 are not necessarily indicative of the results for the Company to be expected for the full fiscal year ending September 30, 2013.

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made. Losses are recognized in the period in which they become evident under the percentage-of-completion method. The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete. As of March 31, 2013, it was estimated that the gross loss on current contracts would be $4,436,936. This loss is comprised of $4,417,197 recognized through the percentage of completion method through March 31, 2013, and $19,739 as a provision for the remaining loss on contracts.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues of $289,234 and $380,778 have been recognized for the six months ended March 31, 2013 and 2012, respectively and $(57,678) and $178,999 for the three months ended March 31, 2013 and 2012, respectively.

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

Earnings per Common Share

We adopted ASC 260. The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing our net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted income/(loss) per common share for the six months ended March 31, 2013 and 2012 were 7,515,238 and 7,281,593, and for the three months ended March 31, 2013 and 2012 were 7,561,126 and 7,286,043, respectively. The Company’s common stock equivalents, of outstanding options, warrants and convertible notes, have not been included as to include them would be anti-dilutive. As of March 31, 2013 and 2012, there were fully vested options outstanding for the purchase of 641,385 and 641,385 common shares, warrants for the purchase of 9,438,785 and 7,430,566 common shares, and notes convertible into 4,644,105 and 2,735,206 common shares, respectively, all of which could potentially dilute future earnings per share.

Stock-Based Compensation

The analysis and computation was performed based on our adoption of ASC 718-10-25, which requires the recognition of the fair value of stock-based compensation. For the six months ended March 31, 2013 and 2012, we conducted an outside independent analysis and our own review, and based on the results, we recognized $16,863 and $357,684 in share-based payments related to non-vested stock options that were issued from fiscal year 2008 through 2010, respectively, and $0 and $178,872 for the three months ended March 31, 2013 and 2012, respectively. We recognized $0 and $584,202 for the issuance of warrants during the six months ended March 31, 2013 and 2012, respectively, and $0 and $372,162 for the three months ended March 31, 2013 and 2012, respectively.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the six months and one year ended March 31, 2013 and September 30, 2012, respectively, for all financial assets and liabilities categorized as Level 3.

	March 31, 2013	September 30, 2012
	(Unaudited)
Liabilities:
Balance of derivative liabilities – beginning of period	$13,069,663	$-
Initial recording of derivative liability	-	10,831,922
Change in fair value of derivative liabilities	(894,123)	2,237,741
Balance of derivative liabilities – end of period	$12,175,540	$13,069,663

The Company incurred the derivative liability set forth on the March 31, 2013 balance sheet in connection with the 2011 Offering (see Note 8).

Research and Development

Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred. Research and Development expense for the six months ended March 31, 2013 and 2012 were $1,624,727 and $595,704, respectively, and $1,041,421 and $286,431 for the three months ended March 31, 2013 and 2012, respectively.

Advertising

Advertising costs amounted to $125,293 and $71,839 for the six months ended March 31, 2013 and 2012, respectively, and $45,228 and $37,546 for the three months ended March 31, 2013 and 2012, respectively. Advertising costs are included in Sales and Marketing and expensed as incurred.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts reflects our best estimate of probable credit losses inherent in our existing accounts receivable balance. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We determine this allowance based on known troubled accounts, history and other currently available evidence. The allowance for doubtful accounts was $155,781 and $0 at March 31, 2013 and September 30, 2012, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the six months ended March 31, 2013 and 2012 was $199,242 and $121,497, respectively, and $106,924 and $60,803 for the three months ended March 31, 2013 and 2012, respectively.

Warranty Reserves

The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  As revenues for contracts are recognized, the Company will record a warranty reserve for estimated costs in connection with future warranty claims associated with those contracts.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly.  As of March 31, 2013 and September 30, 2012, the Company accrued a warranty reserve of $0 and $372,940, respectively.

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

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2013

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

During the six months ended March 31, 2013, the Company made additional investments in the UAE joint venture.  Based on the equity method, the 49% loss we recognized on this investment for the six months ended March 31, 2013 was $19,973.  After factoring in the loss, our carrying value on this investment was $137,926 at March 31, 2013.

Balance as of September 30, 2012	$142,899
Additional investment	15,000
Loss on investment (49%)	(19,973)
Balance as of March 31, 2013	$137,926

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

During the six months ended March 31, 2013, the Company made additional investments totaling $159,236 in the joint venture. Boomerang recorded a loss of the entire investment in the current quarter, in anticipation of termination of the joint venture with Stokes Industries. Based on the equity method, the loss we recognized on this investment for the six months ended March 31, 2013 was $246,532. After factoring in the loss, our carrying value on this investment was $0 at March 31, 2013. The joint venture was subsequently terminated on April 21, 2013.

Balance as of September 30, 2012	$87,296
Additional investment	159,236
Loss on investment (50%)	(246,532)
Balance as of March 31, 2013	$-

NOTE 4- INVENTORY

The components of inventory as of March 31, 2013 and September 30, 2012 were as follows:

	March 31, 2013 (Unaudited)	September 30, 2012
Parts, materials and assemblies	$274,885	$229,667
Work in-process	167,850	78,323
Total Inventory	$442,735	$307,990

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2013

NOTE 5 - PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2013 and September 30, 2012:

	March 31, 2013 (Unaudited)	September 30, 2012

Computer equipment	$237,081	$310,734
Machinery and equipment	131,157	126,817
Furniture and fixtures	62,803	62,803
Leasehold improvements	62,469	62,469
Leased Equipment	314,966	-
Buildings	2,598,470	2,598,470
	$3,406,946	$3,161,293
Less: Accumulated depreciation	(561,298)	(456,377)
	$2,845,648	$2,704,916

NOTE 6 –COSTS IN EXCESS OF BILLINGS/ BILLINGS IN EXCESS OF COSTS

The Company entered into two contracts, one in fiscal 2010 and one in fiscal 2011, for construction of rack and rail-based parking systems and is recognizing revenue on the percentage of completion method.

Information with respect to uncompleted contracts at March 31, 2013 and September 30, 2012 are as follows:

Costs in excess of billings:	March 31, 2013 (Unaudited)	September 30, 2012
Earnings on billings to date	$-	$2,059,919
Less: Billings	-	(1,584,265)
Total costs in excess of billings	$-	$475,654

Billings in excess of costs:	March 31, 2013 (Unaudited)	September 30, 2012
Earnings on billings to date	$3,017,902	$1,190,853
Less: Billings	(3,054,266)	(1,196,000)
Total (billings in excess of costs)	$(36,364)	$(5,147)

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2013

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2013 and September 30, 2012 consisted of the following:

	March 31, 2013 (Unaudited)	September 30, 2012

Accounts payable – trade	$1,578,522	$1,142,672
Accrued interest	26,578	20,887
Accrued warranty expense	-	372,940
Accrued payroll	214,938	191,492
Other accrued liabilities	136,063	160,933
Total	$1,956,101	$1,888,924

NOTE 8- DEBT

Current Debt

The Company entered into a twenty-four month capital equipment lease with a third party commencing on January 1, 2013. The total principal balance of this lease was $315,000 at an annual rate of 6%. As of March 31, 2013, $154,302 is classified as current debt and $121,942 as long-term debt on our balance sheet.

Effective February 6, 2008, the Company was indebted for an unsecured loan to a third party. As of March 31, 2013, the principal balance of this loan was $80,538. The loan is not collateralized, bears interest at an annual rate of 10% and is due on demand. As of March 31, 2013, the balance of the loan including accrued interest was $103,319.

Long-Term Debt

Private Placement Offering – November/December 2011

In November and December 2011, the Company issued to subscribers 6% convertible promissory notes (“2011 Notes”) in the aggregate principal amount of approximately $11.6 million and warrants (“2011 Warrants”) to purchase an aggregate of approximately 2.7 million shares of Common Stock of the Company in three (3) closings of a private placement (the “2011 Offering”).

The 2011 Notes are due five years after the respective date of issuance and were initially convertible into Common Stock at $4.25 per share, subject to weighted average adjustment for issuances of common stock or common stock equivalents below the conversion price, subject to certain exceptions. The 2011 Warrants issued with the debt have a five year life with an initial exercise price of $4.25 per share, subject to adjustment for issuances of common stock or common stock equivalents below the conversion price, subject to certain exceptions.

The Company valued the 2011 Warrants and the beneficial conversion features (“BCF”) of the 2011 Notes, and the resulting derivative liability, at $5,309,941 each for the 2011 Warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt during the first quarter of fiscal 2012. This discount will be amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the 2011 Warrants. The valuation of the 2011 Warrants, BCF, and the resulting derivative liability, were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0%, ii) expected volatility of 52.7%, iii) risk free interest rate of 0.9%, and iv) expected term of 5 years. During the six months ended March 31, 2013, the Company amortized $1,061,988 of the of debt discount.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2013

NOTE 8- DEBT (CONTINUED)

As of September 30, 2012, the aggregate fair value of the derivative was $12,813,928. The revaluation of the derivative as of March 31, 2013 resulted in a derivative value of $11,937,302. The change in fair value of the derivative from the date(s) of note issuance through March 31, 2013 resulted in a gain on the fair value of the derivative liability of $876,626. The derivative liability was revalued on March 31, 2013 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 51.88% iii) risk free interest rate of 0.72% and expected term of 3.60 years.

In connection with the 2011 Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040. The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $255,735 at September 30, 2012, was revalued at $238,238 at March 31, 2013. The valuation at March 31, 2013 was valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants granted to the debt holders as of March 31, 2013. The difference in valuation for the six months ended March 31, 2013 was $17,497, accounted for as a gain on the fair value of derivative.

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

The Company valued the 2012 Warrants and the BCF at $1,580,308 each for a total of $3,160,616 recorded as a discount to the convertible debt during the third quarter of fiscal 2012. This discount will be amortized over the life of the 2012 Notes or until such time as the 2012 Notes are repaid or converted, or upon exercise of the 2012 Warrants. The valuation of the 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 53.43% iii) risk free interest rate of 0.9% and expected term of 5 years. During the six months ended March 31, 2013, the Company amortized $392,579 of the of debt discount.

Private Placement Offering – December 2012

In December 2012 and March 2013, the Company issued to subscribers 6% convertible notes due on December 28, 2017 (the “December 2012 Notes”) in the aggregate principal amount of approximately $3.1 million and warrants to purchase an aggregate of 615,000 shares of Common Stock (the “December 2012 Warrants”) in a private placement (the “December 2012 Offering”) for aggregate gross cash proceeds of approximately $3.1 million. For each $100,000 invested, a subscriber was issued a $100,000 principal amount note and warrants to purchase 20,000 shares of the Company’s Common Stock.

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

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2013

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

The Company valued the December 2012 Warrants and the BCF at $962,904 each for a total of $1,925,808 recorded as a discount to the convertible debt. This discount will be amortized over the life of the December 2012 Notes or until such time as the December 2012 Notes are repaid or converted, or upon exercise of the December 2012 Warrants. The valuation of the December 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.92% iii) risk free interest rate of 0.72% and expected term of 5 years. During the six months ended March 31, 2013, the Company amortized $97,883 of the of debt discount.

As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the conversion prices of the 2011 Notes, 2012 Notes and December 2012 Notes were adjusted to $4.20, $4.93 and $4.97, respectively.

Principal
As of
	3/31/2013	9/30/2012	Maturity Date	Interest Rate	Secured
	(Unaudited)
Current Debt- Third Party:
Loan Payable- Third Party	$80,538	$80,538	Upon Demand	10%	No
Equipment Note Payable (current portion)	154,302	-	1/15/2015	6%	Yes
Lease Payable- Bank (current portion)	-	7,869	12/31/2012	6.45%	Yes
Total Current Debt- Third Party	$234,840	$88,407

Long-Term Debt – Third Party:
Equipment Note Payable (long-term portion)	$121,942	$-	1/15/2015	6%	Yes
Convertible Notes – 2011 Offering	3,665,763	3,665,763	11/1/2016	6%	No
Convertible Notes – 2011 Offering	1,250,000	1,250,000	11/18/2016	6%	No
Convertible Notes – 2011 Offering	925,000	925,000	12/9/2016	6%	No
Convertible Notes – 2012 Offering	4,065,000	4,065,000	6/14/2017	6%	No
Convertible Notes – Dec 2012 Offering	1,230,000	-	12/28/2017	6%	No
Discount on Convertible Notes	(8,670,265)	(7,899,942)
Amortization of Discount	1,920,140	1,090,794
Total Long-Term Debt – Third Party	$4,507,580	$3,096,615

Long-Term Debt- Related Party:
Convertible Notes – 2011 Offering	$5,683,757	$5,683,757	11/1/2016	6%	No
Convertible Notes – 2011 Offering	100,000	100,000	11/18/2016	6%	No
Convertible Notes – 2012 Offering	2,135,000	2,135,000	6/14/2017	6%	No
Convertible Notes – Dec 2012 Offering	1,845,000	-	12/28/2017	6%	No
Discount on Convertible Notes	(7,788,460)	(6,632,974)
Amortization of Discount	1,769,512	1,046,408
Total Long-Term Debt- Related Party	$3,744,809	$2,332,191

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2013

NOTE 9- EQUITY

On March 1, 2013, an amendment to the Company’s Certificate of Incorporation was filed, decreasing our authorized capital stock from 401,000,000 shares to 201,000,000 shares and our authorized common stock from 400,000,000 shares to 200,000,000 shares.

Common Stock:

On March 31, 2013, the Company issued 71,196 shares of common stock in lieu of a cash payment of $171,979 of interest for the quarter ended March 31, 2013. Pursuant to the terms of the 2011 Notes, these shares of stock were issued at $2.42 per share.

On March 31, 2013, the Company issued 37,988 shares of common stock in lieu of a cash payment of $91,726 of interest for the quarter ended March 31, 2013. Pursuant to the terms of the 2012 Notes, these shares of stock were issued at $2.42 per share.

On March 31, 2013, the Company issued 19,672 shares of common stock in lieu of a cash payment of $47,515 of interest for the quarter ended March 31, 2013. Pursuant to the terms of the December 2012 Notes, these shares of stock were issued at $2.42 per share.

At March 31, 2013, the Company reserved shares of common stock for issuance upon exercise as follows:

Options	641,385
Warrants	9,438,785
Convertible Notes	4,644,105
Total Shares Reserved	14,724,275

Warrants:

Pursuant to the December 2012 Offering described in Note 8, in December 2012 and March 2013, we issued December 2012 Warrants to subscribers to purchase 615,000 shares of Common Stock of the Company.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2013

NOTE 9- EQUITY (CONTINUED)

The December 2012 Warrants are exercisable at $5.00 per share, subject to full ratchet adjustment for issuances of Common Stock or Common Stock equivalents below the conversion price, subject to certain exceptions, and subject to weighted average anti-dilution adjustment for issuances of Common Stock as payment of interest on the 2011 Notes, the 2012 Notes and the December 2012 Notes. Additionally, the Exercise Price may not be adjusted below $0.25. Cashless exercise is permitted if the average trading volume of the Company’s Common Stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the Common Stock during the five (5) consecutive trading days prior to the notice of exercise. In certain instances, a holder shall not be permitted to exercise the December 2012 Warrants if such exercise would result in such holder’s total ownership of the Company’s Common Stock exceeding 4.9%. The December 2012 Warrants expire on December 28, 2017.

As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the exercise prices of the 2011 Warrants, 2012 Warrants and December 2012 Warrants were adjusted to $4.20, $4.93 and $4.97, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us. Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President, and is a principal stockholder of our company. SB&G entered into a lease with Boomerang Utah dated October 1, 2008, relating to premises located at 324 West 2450 North, Building A, Logan, Utah (“Building A”). The Company assumed this lease in February 2008. Boomerang is obligated to pay for all utilities, repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities. This lease has been extended on a month-to-month basis at a rate of $21,717 per month, of which $14,717 is classified as deferred rent. Deferred rental payments totaling $264,915 have been accrued as of March 31, 2013 and classified as due to related party on our balance sheet.

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

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to Zions Bank. The principal amount due was $716,499 as of March 31, 2013, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang, the Estate of Gene Mulvihill and Messrs. Stan Checketts and Burton Koffman (“Koffman”) are the joint and several guarantors of this promissory note. Gene Mulvihill was the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

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

The Company used the services of Coordinate Services, Inc. for product development. The owner of Coordinate Services, Inc. is Gene Mulvihill, Jr., the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill. The amount of this expense for the six months ended March 31, 2013 and 2012 was $62,979 and $72,773 respectively; which is recorded under research and development expenses.

The Company reimbursed North Jersey Management Services, Inc. for consulting expenses for the services of Joseph Bellantoni, the former Chief Financial Officer of the Company, and Maureen Cowell, the Company’s Corporate Secretary. Mr. Bellantoni is also the President and Mrs. Cowell is the Vice President of North Jersey Management Services, Inc. Mr. Bellantoni and Ms. Cowell are directors of the Company. The amount of this expense for the six months ended March 31, 2013 and 2012 was $19,500 and $39,000 respectively; which is recorded under general and administrative expenses.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2013

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

The Resort owns and operates seven golf courses, two hotels and a fitness facility and develops real estate in Sussex County NJ, which is comprised of more than 40 additional entities, including the above named entities. Gail Mulvihill owns 50% of each of Builders, Cascades and Route 94 and, indirectly, through these and various other entities, Gail Mulvihill and her family own approximately 50% of the Resort. Except as set forth above, no other officer, director or 5% or greater stockholder of the Company has any equity interest in Builders, Cascades or Route 94. The Company incurred expenses of approximately $32,000 and $47,000 for Cascades for the six months ended March 31, 2013 and 2012, respectively. No expenses were incurred for Route 94 or Builders during the six months ended March 31, 2013 and 2012. Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

NOTE 11- COMMITMENTS AND CONTINGENCIES

Boomerang Utah is a joint and several guarantor on a twenty-year promissory note owing to Zions bank in the principal amount of $716,499, bearing interest at 3.807% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang. The Estate of Gene Mulvihill and Messrs. Checketts and Koffman, are the other joint and several guarantors of the promissory note.

We entered into a five year lease on a new principal office, which expires in November 2016. The aggregate future minimum annual rental payments on this lease, exclusive of escalation payments for taxes and operating costs, are as follows:

Twelve months ended March 31, 2014	$145,163
March 31, 2015	150,675
March 31, 2016	156,188
March 31, 2017	106,575
Total	$558,601

On March 15, 2013, Crescent Heights R&D, LLC (“Crescent Heights”), filed a complaint against Boomerang in the State of Florida for fraud, breach of contract and specific performance, as well as equitable rescission which alleged an unspecified amount of damages in excess of the purchase price. Boomerang was subsequently granted a motion to remove this matter to federal court. On May 17, 2013, the court entered an order that our motion to compel arbitration and stay proceedings be granted. The parties have agreed to arbitrate the matter in front of the American Arbitration Association. The dispute arises from a contract to provide a rack and rail automated parking system. Crescent Heights’ claims, Boomerang’s defenses and Boomerang’s affirmative claims all arise from the contract. Due to the ongoing litigation with Crescent Heights, Boomerang has eliminated the warranty reserve associated with this project.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2013

NOTE 11- COMMITMENTS AND CONTINGENCIES (CONTINUED)

On April 17, 2013, Park Plus, Inc., filed a complaint against the Company in the United States District Court for the District of New Jersey.  The complaint generally alleges that the Company engaged in anticompetitive conduct to damage Park Plus in the market and alleges among other things tortuous interference, libel, slander, defamation, business disparagement and unfair competition, and alleges unspecified damages in excess of $1,000,000 as well as treble actual damages and injunctive relief.  The Company believes that this complaint is without merit and that it was filed in reaction to a complaint the Company filed against Park Plus in New Jersey state court for misappropriation of trade secrets and related claims.  The Company intends to rigorously defend against Park Plus's complaint.

NOTE 12 – SUBSEQUENT EVENTS

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred after March 31, 2013, through the date of issuance of the financial statements.

On May 16, 2013, Boomerang entered into an exclusive four-year manufacturing and software licensing agreement with JBT Corp (“JBT”). The agreement will automatically renew for one-year periods unless terminated by either party. JBT will exclusively manufacture the automated guided vehicles (“AGVs”) for our RoboticValet system and license its SGV3000 software which we will incorporate into our system. With our input, JBT will engineer a next generation AGV for exclusive use by Boomerang in the automated parking and self-storage markets. JBT will have the right to use the next generation AGV for applications other than automated parking systems. Any modifications or improvements to our current AGV will be the intellectual property of JBT, to the extent these modifications and improvements were developed solely by JBT. In the event of expiration or termination of the contract, JBT is subject to a three-year non-competition provision and Boomerang will still be able to purchase AGV’s and license their software.

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

RECENT DEVELOPMENTS

On May 16, 2013, Boomerang entered into an exclusive four-year manufacturing and software licensing agreement with JBT Corp (“JBT”). The agreement will automatically renew for one-year periods unless terminated by either party. If Boomerang does not purchase a minimum of twenty-five AGV’s over the course of any twelve month period, JBT has the option to terminate the agreement. JBT will exclusively manufacture the automated guided vehicles (“AGVs”) for our RoboticValet system and license its SGV3000 software which we will incorporate into our system. With our input, JBT will engineer a next generation AGV for exclusive use by Boomerang in the automated parking and self-storage markets. JBT will have the right to use the next generation AGV for applications other than automated parking systems. Any modifications or improvements to our current AGV will be the intellectual property of JBT, to the extent these modifications and improvements were developed solely by JBT. In the event of expiration or termination of the contract, JBT is subject to a three-year non-competition provision and Boomerang will still be able to purchase AGV’s and license their software. We believe this agreement will reduce our infrastructure needs and fixed costs, but will increase our cost of goods sold and reduce our profit margin if we are unable to pass these costs along to our customers.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the six months ended March 31, 2013 decreased by $1,413,115 to $666,120 as of March 31, 2013. At the present time, we believe our working capital together with expected cash flow from ongoing projects will not be sufficient to support our administrative requirements and existing projects through September 30, 2013. Further, to undertake current projects and implement our full business plan, we will require additional funds during the fiscal year, and anticipate seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital in the immediate near term, we may be required to curtail our operations and could default on our existing indebtedness.

For the six months ended March 31, 2013, we had a net loss of $6,003,811. Included in this net loss were several non-cash expenses that partially offset the use of cash. These non-cash expenses include depreciation of $199,242, amortization of discount on convertible debt of $1,552,450, issuance of common stock for interest of $580,785, a loss on equity investment of $266,505, expenses from the issuance of stock options of $16,863. These non-cash expenses were offset by a non-cash gain on the fair value of derivative of $894,123. Cash decreased as we experienced a six month increase in inventories of $134,745, accounts receivable of $4,607, restricted cash of $137,006, which represents cash received on a rack and rail project and placed in escrow until certain milestones are reached, and a decrease in estimated loss on uncompleted contract of $482,890. These items were offset by increases in accounts payable and accrued liabilities of $67,177, due to related party of $88,305, deposit payable of $133,788, billings in excess of costs of $31,217, and decreases in costs in excess of billings of $475,654 and prepaid expenses of $2,916. After adjusting our net loss for these non-cash items and the net changes in assets and liabilities, net cash used in operations was $4,242,280 for the six months ended March 31, 2013.

Financing activities provided $3,028,408 for the six months ended March 31, 2013. Net cash provided by financing activities consisted of $3,075,000 of proceeds from private placements of convertible notes and warrants, offset by $46,592 of note repayments.

During the six months ended March 31, 2013, net cash used in investing activities consisted of an increase in equity investment of $174,236 and an increase in property, plant and equipment of $25,007. Accordingly, net cash used in investing activities was $199,243.

There were no off-balance sheet arrangements during the six months ended March 31, 2013 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

November/December 2011 Offering

In November and December 2011, the Company issued to subscribers 6% convertible promissory notes (“2011 Notes”) in the aggregate principal amount of approximately $11.6 million and five-year warrants to purchase common stock (“2011 Warrants”) in a private placement (the “2011 Offering”).

The 2011 Notes were initially convertible into common stock at $4.25 per share (the “Conversion Price”), subject to weighted average adjustment for issuances of common stock or common stock equivalents below the Conversion Price, subject to certain exceptions. As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the conversion price of the 2011 Notes was adjusted to $4.20 at March 31, 2013. The 2011 Notes are due on the five year anniversary of the respective date of issuance.

Interest accrues on the 2011 Notes at 6% per annum. Interest is payable quarterly, at the Company’s option, in: (i) cash or (ii) shares of the Common Stock. If the Company elects to pay interest in shares of common stock on an interest payment date, the number of shares issuable will be equal to the quotient obtained by dividing the amount of accrued and unpaid interest payable on such interest payment date by the lesser of: (i) the Conversion Price, and (ii) the average of the last sale price of the common stock during the ten (10) consecutive trading days ending on the fifth (5th) trading day immediately preceding such interest payment date (the “Average Price”), if the average daily trading volume (the “ADTV”) of the common stock for the ten (10) trading days prior to the interest payment date is less than $100,000 per day, provided, however if the ADTV is equal to or greater than $100,000, it will be the Average Price, and not the Conversion Price.

The 2011 Warrants were initially exercisable at $4.25 per share, subject to weighted average adjustment for issuance below the exercise price, subject to certain exceptions. As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the exercise price of the 2011 Warrants was adjusted to $4.20 at March 31, 2013. Cashless exercise is permitted if the average trading volume of the Company’s common stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the common stock during the five (5) consecutive trading days prior to the notice of exercise. In certain instances, a holder shall not be permitted to exercise the Warrant if such exercise would result in such holder’s total ownership of the Company’s common stock exceeding 4.9%. The 2011 Warrants expire five years from the respective date of issuance.

The Company valued the 2011 Warrants and the beneficial conversion features (“BCF”) of the 2011 Notes, and the resulting derivative liability, at $5,309,941 each for the Warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt during the first quarter of fiscal 2012. This discount will be amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the 2011 Warrants. The valuation of the 2011 Warrants, BCF, and the resulting derivative liability, were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0%, ii) expected volatility of 52.7%, iii) risk free interest rate of 0.9%, and iv) expected term of 5 years. During the six months ended March 31, 2013, the Company amortized $1,061,988 of the of debt discount.

As of September 30, 2012, the aggregate fair value of the derivative was $12,813,928. The revaluation of the derivative as of March 31, 2013 resulted in a derivative value of $11,937,302. The change in fair value of the derivative from the date(s) of note issuance through March 31, 2013 resulted in a gain on the fair value of the derivative liability of $876,626. The derivative liability was revalued on March 31, 2013 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 51.88% iii) risk free interest rate of 0.72% and expected term of 3.60 years.

In connection with the Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040. The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $255,735 at September 30, 2012, was revalued at $238,238 at March 31, 2013. The valuation at March 31, 2013 was valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants granted to the debt holders as of March 31, 2013. The difference in valuation for the six months ended March 31, 2013 was $17,497, accounted for as a gain on the fair value of derivative.

June 2012 Offering

In June and July 2012, the Company issued to subscribers 6% convertible promissory notes due on June 14, 2017 (“2012 Notes”) in the aggregate principal amount of $6.2 million and warrants to purchase Common Stock (“2012 Warrants”) in a private placement (the “2012 Offering”) for aggregate gross cash proceeds of $6.2 million.

The 2012 Notes were initially convertible into Common Stock at $5.00 per share (the “Conversion Price”), subject to weighted average adjustment for issuances of common stock or common stock equivalents below the Conversion Price, subject to certain exceptions. As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the conversion price of the 2012 Notes was adjusted to $4.93 at March 31, 2013. Additionally, the Conversion Price may not be adjusted below $0.25.

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

The 2012 Warrants were initially exercisable at $5.00 per share, subject to weighted average adjustment for issuance below the exercise price, subject to certain exceptions. As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the exercise price of the 2012 Warrants was adjusted to $4.93 at March 31, 2013. Additionally, the Exercise Price may not be adjusted below $0.25. Cashless exercise is permitted if the average trading volume of the Common Stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the Common Stock during the five (5) consecutive trading days prior to the notice of exercise. In certain instances, a holder shall not be permitted to exercise the 2012 Warrants if such exercise would result in such holder’s total ownership of the Company’s Common Stock exceeding 4.9%. The 2012 Warrants expire on June 14, 2017.

The Company valued the 2012 Warrants and the BCF at $1,580,308 each for a total of $3,160,616 recorded as a discount to the convertible debt during the third quarter of fiscal 2012. This discount will be amortized over the life of the 2012 Notes or until such time as the 2012 Notes are repaid or converted, or upon exercise of the 2012 Warrants. The valuation of the 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 53.43% iii) risk free interest rate of 0.9% and expected term of 5 years. During the six months ended March 31, 2013, the Company amortized $392,579 of the of debt discount.

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

Private Placement Offering – December 2012

In December 2012 and March 2013, the Company issued to subscribers 6% convertible notes due on December 28, 2017 (the “December 2012 Notes”) in the aggregate principal amount of approximately $3.1 million and warrants to purchase an aggregate of 615,000 shares of Common Stock (the “December 2012 Warrants”) in a private placement (the “December 2012 Offering”) for aggregate gross cash proceeds of approximately $3.1 million. For each $100,000 invested, a subscriber was issued a $100,000 principal amount note and warrants to purchase 20,000 shares of the Company’s Common Stock.

The December 2012 Notes are convertible into Common Stock at $5.00 per share, subject to full ratchet adjustment for issuances of Common Stock or Common Stock equivalents below the conversion price, subject to certain exceptions, and subject to weighted average anti-dilution adjustment for issuances of Common Stock as payment of interest on the Notes, the 2012 Notes and the December 2012 Notes. As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the conversion price of the December 2012 Notes was adjusted to $4.97 at March 31, 2013. Additionally, the Conversion Price may not be adjusted below $0.25.

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

The Company valued the December 2012 Warrants and the BCF at $962,904 each for a total of $1,925,808 recorded as a discount to the convertible debt. This discount will be amortized over the life of the December 2012 Notes or until such time as the December 2012 Notes are repaid or converted, or upon exercise of the December 2012 Warrants. The valuation of the December 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.92% iii) risk free interest rate of 0.72% and expected term of 5 years. During the six months ended March 31, 2013, the Company amortized $97,883 of the of debt discount.

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE SIX MONTHS ENDED MARCH 31, 2013 COMPARED WITH SIX MONTHS ENDED MARCH 31, 2012

Revenues were $289,234 for the six months ended March 31, 2013 compared with $380,778 for the six months ended March 31, 2012.  The decrease was attributable to the cessation of work under the Crescent Heights contract. As a result, we reduced the contract price from $2,356,050 to $1,584,265 and recognized no revenue on this contract for the six months ended March 31, 2013, compared to $159,212 for the six months ended March 31, 2012. This decrease was offset by revenue recognized on design contracts of $39,403 for the six months ended March 31, 2013, compared to $0 for the six months ended March 31, 2012, and revenue recognized on an additional rail-based system that commenced in fiscal 2012 of $249,831 for the six months ended March 31, 2013, compared to $221,566 for the six months ended March 31, 2012.

Cost of goods sold were $162,284 for the six months ended March 31, 2013 compared with $724,533 for the six months ended March 31, 2012.  The decrease was attributable to the elimination of estimated accrued costs to complete the Crescent Heights project due to the cessation of work under the contract. For the six months ended March 31, 2013, we eliminated $482,890 of costs of goods sold that were accrued for the estimated loss on this contract according to the percentage of completion method.

Sales and marketing expenses were $580,481 during the six months ended March 31, 2013 compared with $606,764 during the six months ended March 31, 2012, for a decrease of $26,283. The decrease was due to reduced spending on marketing and tradeshows to promote our RoboticValet product line. As of March 31, 2013 and 2012, the Company employed four full-time salesmen and one full-time support person, whose salaries are recorded under sales and marketing expense.

General and administrative expenses were $2,259,433 during the six months ended March 31, 2013 compared with $3,566,755 during the six months ended March 31, 2012, for a decrease of $1,307,322. This decrease was primarily due to reductions of approximately $925,000 in non-cash expenses incurred in connection with issuances of stock options and warrants, $293,000 in professional fees, $349,000 as a reversal of warranty expense due to the cessation of work on a contract and $173,000 in contracted labor, offset by an increase in bad debt expense of $483,000 as a result of the cessation of work under the Crescent Heights contract.

Research and development expenses were $1,624,727 during the six months ended March 31, 2013 compared with $595,704 during the six months ended March 31, 2012, for an increase of $1,029,023. The increase was due to additional resources being needed to complete existing research and development projects during the six months ended March 31, 2013.

Depreciation and amortization expenses were $199,242 during the six months ended March 31, 2013 compared to $121,497 during the six months ended March 31, 2012, for an increase of $77,745. This increase was the result of purchasing additional fixed assets during the six months ended March 31, 2013.

Interest expense was $591,937 during the six months ended March 31, 2013, compared with $295,316 during the six months ended March 31, 2012, for an increase of $296,621. This increase is due to an increase in outstanding indebtedness due to the issuance of 2012 Notes and December 2012 Notes.

In connection with the 2011 Offering, the Company recorded a discount for the BCF and the attached warrants. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. These warrants and the BCF were deemed not indexed to the Company’s common stock and accordingly the Company recorded a derivative liability. The derivative liability is required to be revalued at each interim and annual reporting date until such time that it is settled. This revaluation resulted in a gain on fair value of derivative of $894,123 during the six months ended March 31, 2013. With respect to the 2012 Offering and the December 2012 Offering, the Company recorded a discount for the BCF and the attached warrants. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. The Company has determined that the 2012 Offering and the December 2012 Offering are indexed to the Company’s common stock and has not recorded a derivative liability. During the six months ended March 31, 2013 the Company amortized an aggregate of $1,552,450 of the of debt discount for the 2011 Offering, the 2012 Offering and the December 2012 Offering.

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2012

Revenues were $(57,678) for the three months ended March 31, 2013 compared with $178,999 for the three months ended March 31, 2012.  The decrease was attributable to the derecognition of revenue under the Crescent Heights contract, due to the cessation of work under the contract. As a result, we reduced the contract price from $2,356,050 to $1,584,265 and derecognized revenue of $99,683 for the three months ended March 31, 2013, compared to recognizing $30,135 of revenue for the three months ended March 31, 2012. In addition to this, we recognized $2,602 of revenue for the three month period ended March 31, 2013 on the rail based system that commenced in fiscal 2012 as it was substantially complete, compared to $148,864 for the three months ended March 31, 2012, thereby resulting in a decrease of $146,262. The reduction of revenue was partially offset by $39,403 of revenue recognized from other contracts for the three months ended March 31, 2013 compared to $0 for the three months ended March 31, 2012.

Cost of goods sold were $(137,474) for the three months ended March 31, 2013 compared with $393,446 for the three months ended March 31, 2012.  The decrease was attributable to the derecognition of estimated accrued costs to complete the Crescent Heights project due to the cessation of work on the contract. For the three months ended March 31, 2013, we derecognized $313,695 of costs of goods sold that we had accrued for the estimated loss on this contract according to the percentage of completion method. Furthermore, actual costs on the Crescent Heights project were $169,276 for the three month period ended March 31, 2013 compared to $274,877 for the three months ended March 31, 2012, resulting in a decrease of $105,601. In addition to this, cost of goods sold on the rail based system that commenced in fiscal 2012 were $12,089 for the three month period ended March 31, 2013 as it was substantially complete compared to $120,123 for the three months ended March 31, 2012, resulting in a decrease of $108,034.

Sales and marketing expenses were $287,521 during the three months ended March 31, 2013 compared with $319,474 during the three months ended March 31, 2012, for a decrease of $31,953. The decrease was due to reduced spending on marketing and tradeshows to promote our RoboticValet product line. As of March 31, 2013 and 2012, the Company employed four full-time salesmen and one full-time support person, whose salaries are recorded under sales and marketing expense.

General and administrative expenses were $1,234,295 during the three months ended March 31, 2013 compared with $1,767,187 during the three months ended March 31, 2012, for a decrease of $532,892. This decrease was primarily due to reductions of approximately $550,000 in non-cash expenses incurred in connection with issuances of stock options and warrants,and $349,000 as a reversal of warranty expense due to the cessation of work on a contract, offset by an increase of $483,000 in bad debt expense as a result of the cessation of work under the Crescent Heights contract.

Research and development expenses were $1,041,421 during the three months ended March 31, 2013 compared with $286,431 during the three months ended March 31, 2012, for an increase of $754,990. The increase was due to additional resources being needed to complete existing research and development projects during the three months ended March 31, 2013.

Depreciation and amortization expenses were $106,924 during the three months ended December 31, 2012 compared to $60,803 during the three months ended March 31, 2012, for an increase of $46,121. This increase was the result of purchasing additional fixed assets during the three months ended March 31, 2013.

Interest expense was $319,367 during the three months ended March 31, 2013, compared with $176,764 during the three months ended March 31, 2012, for an increase of $142,603. This increase is due to an increase in outstanding indebtedness due to the issuance of the 2012 Notes and December 2012 Notes.

In connection with the 2011 Offering, the Company recorded a discount for the BCF and the attached warrants. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. These warrants and the BCF were deemed not indexed to the Company’s common stock and accordingly the Company recorded a derivative liability. The derivative liability is required to be revalued at each interim and annual reporting date until such time that it is settled. This revaluation resulted in a gain on fair value of derivative of $488,584 during the three months ended March 31, 2013. With respect to the 2012 Offering and the December 2012 Offering, the Company recorded a discount for the BCF and the attached warrants. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. The Company has determined that the 2012 Offering and the December 2012 Offering are indexed to the Company’s common stock and has not recorded a derivative liability. During the three months ended March 31, 2013 the Company amortized an aggregate of $822,673 of the of debt discount for the 2011 Offering, the 2012 Offering and the December 2012 Offering.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the six months ended March 31, 2013 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Accounts receivable and allowance for doubtful accounts – Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We determine this allowance based on known troubled accounts, history and other currently available evidence. Accordingly, we have recorded an allowance for doubtful accounts of $155,781 and $0 at March 31, 2013 and 2012, respectively.

Property and equipment – Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the six months ended March 31, 2013 and 2012 was $199,242 and $121,497, respectively.

Research and development – Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred.  Research and development costs for the six months ended March 31, 2013 and 2012 were $1,624,727 and $595,704, respectively.

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of March 31, 2013, it was estimated that the gross loss on current contracts would be $4,436,936. This loss is comprised of $4,417,197 recognized through the percentage of completion method through March 31, 2013, and $19,739 as a provision for the remaining losses on contracts.

Revenues of $289,234 and $380,778 have been recognized for the six months ended March 31, 2013 and 2012, respectively.

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

Warranty Reserves - The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  As revenues for contracts are recognized, the Company will record a warranty reserve for estimated costs in connection with future warranty claims.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly.  The Company incurred no warranty expense for the six months ended March 31, 2013 and 2012, relating to its completed projects.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Company's principal executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013 in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure due to our inability to record, process, summarize and report within the time periods specified in the SEC’s rules and forms. We plan on taking measures to educate appropriate staff as to the reporting requirements and implement a process by which management is alerted to events requiring disclosure.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 15, 2013, Crescent Heights R&D, LLC (“Crescent Heights”), filed a complaint against Boomerang in the State of Florida for fraud, breach of contract and specific performance, as well as equitable rescission which alleged an unspecified amount of damages in excess of the purchase price. Boomerang was subsequently granted a motion to remove this matter to federal court. On May 17, 2013, the court entered an order that our motion to compel arbitration and stay proceedings be granted. The parties have agreed to arbitrate the matter in front of the American Arbitration Association. The dispute arises from a contract to provide a rack and rail automated parking system. Crescent Heights’ claims, Boomerang’s defenses and Boomerang’s affirmative claims all arise from the contract.

On April 17, 2013, Park Plus, Inc., filed a complaint against the Company in the United States District Court for the District of New Jersey.  The complaint generally alleges that the Company engaged in anticompetitive conduct to damage Park Plus in the market and alleges among other things tortuous interference, libel, slander, defamation, business disparagement and unfair competition, and alleges unspecified damages in excess of $1,000,000 as well as treble actual damages and injunctive relief.  The Company believes that this complaint is without merit and that it was filed in reaction to a complaint the Company filed against Park Plus in New Jersey state court for misappropriation of trade secrets and related claims.  The Company intends to rigorously defend against Park Plus's complaint.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors set forth below and discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If we are not able to renegotiate our existing agreements, we may not be able to pass along the incremental costs associated with outsourcing production of the AGV’s and licensing of certain software to be used in our robotic parking systems, or customers may terminate these contracts.

On May 16, 2013, we entered into an agreement with JBT to manufacture the AGV’s and license certain software to be used in our robotic parking systems. We anticipate that as a result of this agreement and other factors, our costs to produce systems under contracts that we have previously executed, will exceed the costs of the systems we estimated at the time we entered into the agreements. While we have contracts with a potential value of $43 million as of May 15, 2013, which contemplate the execution of a more detailed agreement during the design stage, there is no guarantee that we will be able to pass along these additional costs to our customers. In the event we are unable to do so, we may not be able to enter into more detailed agreements, which may result in our customers terminating the contract or our entering into the contract without having these additional costs fully absorbed which will result in a reduction of our anticipated margins on these projects or incurring a loss on the project.

We are dependant on JBT Corp for the manufacture of AGV’s and license of software to be used in our robotic parking systems.

In May 2013 we entered into an agreement with JBT Corp, pursuant to which JBT will act as a sole-source provider of all AGV’s to be used in our robotic parking systems, and will license certain software to us for use in our robotic parking systems. The agreement can be terminated by JBT if we fail to meet minimum order requirements over the course of twelve month periods, or upon breach, insolvency or bankruptcy by either party. If the agreement is terminated, we have the ability to continue to purchase AGV’s and license JBT’s software for three years. Thereafter, we will be required to manufacture the AGV’s internally or find another third party manufacturer, and develop or license other software. If this occurs, we do not expect to have the capability to do such manufacturing internally and may be unable to engage a third party manufacturer on favorable terms or at all. We are also dependent upon JBT to meet specified quality standards and delivery schedules. The failure of JBT to do so could result in our failure to satisfy our obligations under our contracts, which could expose us to claims by our customers and could harm our business reputation. JBT will be developing a next generation AGV for use in our parking systems. While we will have exclusive rights to use this AGV in our projects, JBT will have the intellectual property rights to all improvements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2013, the Company issued 71,196 shares of common stock in lieu of a cash payment of $171,979 of interest for the quarter ended March 31, 2013. Pursuant to the terms of the 2011 Notes, these shares of stock were issued at $2.42 per share.

On March 31, 2013, the Company issued 37,988 shares of common stock in lieu of a cash payment of $91,726 of interest for the quarter ended March 31, 2013. Pursuant to the terms of the 2012 Notes, these shares of stock were issued at $2.42 per share.

On March 31, 2013, the Company issued 19,672 shares of common stock in lieu of a cash payment of $47,515 of interest for the quarter ended March 31, 2013. Pursuant to the terms of the December 2012 Notes, these shares of stock were issued at $2.42 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On May 16, 2013, Boomerang entered into an exclusive four-year manufacturing and software licensing agreement with JBT Corp (“JBT”). The agreement will automatically renew for one-year periods unless terminated by either party. If Boomerang does not purchase a minimum of twenty-five AGV’s over the course of any twelve month period, JBT has the option to terminate the agreement. JBT will exclusively manufacture the automated guided vehicles (“AGVs”) for our RoboticValet system and license its SGV3000 software which we will incorporate into our system. With our input, JBT will engineer a next generation AGV for exclusive use by Boomerang in the automated parking and self-storage markets. JBT will have the right to use the next generation AGV for applications other than automated parking systems. Any modifications or improvements to our current AGV will be the intellectual property of JBT, to the extent these modifications and improvements were developed solely by JBT. In the event of expiration or termination of the contract, JBT is subject to a three-year non-competition provision and Boomerang will still be able to purchase AGV’s and license their software.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Incorporation as amended to date (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 4, 2013)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 (furnished, not filed)

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 1350 (furnished, not filed)

101 The following materials from Boomerang Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited, Consolidated Statements of Operations for the Six and Three Months Ended March 31, 2013 and 2012, (ii) Unaudited, Consolidated Balance Sheets as of March 31, 2013 and September 30, 2012, (iii) Unaudited, Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2013 and 2012, and (iv) Notes to Unaudited, Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

Dated: May 20, 2013	By: /s/ Mark R. Patterson
Mark Patterson
Principal Executive Officer

Dated: May 20, 2013	By: /s/ Scott Shepherd
Scott Shepherd
Principal Financial Officer
and Principal Accounting Officer

