Form 10-Q
period 2013-06-30
Boomerang Systems, Inc.
filed 2013-08-14
CIK 314712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  7,799,864 as of August 13, 2013

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6-19

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20-29

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	30

ITEM 4. Controls and Procedures	30

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings	31

ITEM 1A. Risk Factors	31

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

ITEM 3. Defaults Upon Senior Securities	33

ITEM 4. Mine Safety Disclosures	33

ITEM 5. Other Information	33

ITEM 6. Exhibits	33

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,326,380	$2,079,235
Restricted cash	-	81,671
Accounts receivable, net	57,451	70,744
Inventory	358,732	307,990
Prepaid expenses and other assets	42,743	58,557
Costs in excess of billings	-	475,654
Total current assets	1,785,306	3,073,851

Property, plant and equipment, net	2,739,439	2,704,916

Other assets:
Security deposit	20,825	20,825
Investment at equity	-	230,195
Total other assets	20,825	251,020

Total assets	$4,545,570	$6,029,787

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,210,484	$1,888,924
Due to related party	309,067	176,610
Deposit payable	133,191	124,403
Billings in excesss of costs and estimated earned profits on uncompleted contracts	8,243	5,147
Estimated loss on uncompleted contract	-	502,629
Debt- current portion	237,167	88,407
Total current liabilities	2,898,152	2,786,120

Long term liabilities:
Debt- long term, net of discount	5,508,762	3,096,615
Debt- long term- related party, net of discount	4,645,489	2,332,191
Derivative liability	12,014,348	13,069,663
Total long term liabilities	22,168,599	18,498,469

Total liabilities	25,066,751	21,284,589

Stockholders' deficit:
Preferred stock, $0.01 par value; authorized shares 1,000,000; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 200,000,000 and 400,000,000; 7,799,864 and 7,469,366 issued and outstanding	7,799	7,469
Additional paid in capital	58,705,806	54,972,338
Accumulated deficit	(79,234,786)	(70,234,609)
Total stockholders' deficit	(20,521,181)	(15,254,802)

Total liabilities and stockholders' deficit	$4,545,570	$6,029,787

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012

Revenues:
System sales	$564,236	477,290	$275,002	$96,512
Total revenues	564,236	477,290	275,002	96,512

Cost of goods sold	423,655	2,069,846	261,371	1,345,313
Gross profit (loss)	140,581	(1,592,556)	13,631	(1,248,801)

Expenses:
Sales and marketing	799,034	877,831	218,553	271,067
General and administrative expenses	3,339,865	5,165,169	1,080,432	1,598,414
Research and development	2,125,657	1,033,435	500,930	437,731
Depreciation and amortization	305,451	183,907	106,209	62,410
Total expenses	6,570,007	7,260,342	1,906,124	2,369,622

Loss from operations	(6,429,426)	(8,852,898)	(1,892,493)	(3,618,423)

Other income (expenses):
Interest income	122	256	121	1
Interest expense	(930,460)	(486,299)	(338,523)	(190,983)
Other income	107,980	62,099	52,220	51,620
Loss on equity investment	(404,431)	(105,426)	(137,926)	(47,345)
Amortization of discount on convertible debt	(2,392,060)	(1,414,594)	(839,610)	(559,090)
Gain on fair value of derivative	1,055,315	(2,579,818)	161,192	(2,867,674)
Total other income (expenses)	(2,563,534)	(4,523,782)	(1,102,526)	(3,613,471)

Loss before provision for income taxes	(8,992,960)	(13,376,680)	(2,995,019)	(7,231,894)
Provision for income taxes	7,218	2,055	1,348	25

Net loss	$(9,000,178)	(13,378,735)	$(2,996,367)	$(7,231,919)

Net loss per common share - basic and diluted	$(1.19)	(1.83)	$(0.39)	$(0.98)

Weighted average number of shares - basic and diluted	7,573,416	7,305,825	7,689,773	7,354,554

See accompanying notes.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,000,178)		$(13,378,735)
Adjustments to reconcile net loss operations to net cash (used in) operating activities:
Depreciation and amortization	305,451		183,907
Grant of options for services	16,863		472,399
Issuance of warrants for services	-		680,554
Issuance of common stock for services	-		50,001
Issuance of common stock for interest expense	893,418		469,160
(Gain) loss on fair value of derivative	(1,055,315)		2,579,818
Amortization of discount on debt	2,392,060		1,414,594
Loss on equity investment	404,431		105,426
Changes in assets and liabilities:
Decrease in accounts receivable	13,293		185,976
Decrease/(increase) in restricted cash	81,671		(593,228)
Decrease in notes receivable	-		16,748
(Increase) in security deposit	-		(20,825)
Decrease in costs and estimated earned profits in excess of billings on completed contracts	475,654		204,302
(Increase) in inventory	(50,742)		(82,030)
Decrease/(increase) in prepaid expenses and other assets	15,814		(21,892)
Increase/(decrease) in accounts payable and accrued liabilities	321,560		(100,356)
Increase in due to related party	132,457		132,457
Increase/(decrease) in deposit payable	8,788		(55,000)
Increase in billings in excess of costs and estimated earned profits on uncompleted contracts	3,096		514,408
(Decrease)/increase in estimated loss on uncompleted contract	(502,629)		443,631
NET CASH (USED IN) OPERATING ACTIVITIES	(5,544,308)		(6,798,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(25,008)		(97,710)
Additional equity investment	(174,236)		(186,600)
NET CASH (USED IN) INVESTING ACTIVITIES	(199,244)		(284,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and line of credit	(84,303)		(1,722,497)
Proceeds from notes payable and line of credit	2,000,000		2,176,000
Proceeds from private placement- convertible notes	3,075,000		9,825,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,990,697		10,278,503

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(752,855)		3,195,508
CASH AND CASH EQUIVALENTS - beginning of period	2,079,235		65,590

CASH AND CASH EQUIVALENTS - end of period	$1,326,380		$3,261,098

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$14,519		$8,642
Income taxes	$5,873		$2,080

Non-cash investing and financing activites:
Conversion of notes payable and accrued interest into convertible debt	$-		$6,799,520
Issuance of common stock for interest expense	$893,418		$469,160
Capital lease obligation for machinery and equipment	$238,531	$

See accompanying notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2013

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared for the interim period and are unaudited (consisting only of normal recurring adjustments) which are in the in opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of the results for the Company to be expected for the full fiscal year ending September 30, 2013.

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

Revenues of $564,236 and $477,290 have been recognized for the nine months ended June 30, 2013 and 2012, respectively and $275,002 and $96,512 for the three months ended June 30, 2013 and 2012, respectively.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2013

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

Earnings per Common Share

We adopted ASC 260. The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing our net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted income/(loss) per common share for the nine months ended June 30, 2013 and 2012 were 7,573,416 and 7,305,825, and for the three months ended June 30, 2013 and 2012 were 7,689,773 and 7,354,554, respectively.  The Company’s common stock equivalents, of outstanding options, warrants and convertible notes, have not been included as to include them would be anti-dilutive. As of June 30, 2013 and 2012, there were fully vested options outstanding for the purchase of 641,385 and 641,385 common shares, warrants for the purchase of 9,893,203 and 8,472,266 common shares, and notes convertible into 4,668,831 and 3,735,206 common shares, respectively, all of which could potentially dilute future earnings per share.

Stock-Based Compensation

The analysis and computation was performed based on our adoption of ASC 718-10-25, which requires the recognition of the fair value of stock-based compensation.  For the nine months ended June 30, 2013 and 2012, we conducted an outside independent analysis and our own review, and based on the results, we recognized $16,863 and $472,399 in share-based payments related to non-vested stock options that were issued from fiscal year 2008 through 2010, respectively, and $0 and $114,715 for the three months ended June 30, 2013 and 2012, respectively. We recognized $0 and $680,554 for the issuance of warrants during the nine months ended June 30, 2013 and 2012, respectively, and $0 and $96,352 for the three months ended June 30, 2013 and 2012, respectively. We also recognized $0 and $50,001 for the issuance of common stock for services during the nine months ended June 30, 2013 and 2012, respectively, and $0 and $50,001 for the three months ended June 30, 2013 and 2012, respectively.

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

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2013

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

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the nine months and one year ended June 30, 2013 and September 30, 2012, respectively, for all financial assets and liabilities categorized as Level 3.

	June 30, 2013	September 30, 2012
	(Unaudited)
Liabilities:
Balance of derivative liabilities – beginning of period	$13,069,663	$-
Initial recording of derivative liability	-	10,831,922
Change in fair value of derivative liabilities	(1,055,315)	2,237,741
Balance of derivative liabilities – end of period	$12,014,348	$13,069,663

The Company incurred the derivative liability set forth on the June 30, 2013 balance sheet in connection with the 2011 Offering (see Note 8).

Research and Development

Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred. Research and Development expense for the nine months ended June 30, 2013 and 2012 were $2,125,657 and $1,033,435, respectively, and $500,930 and $437,731 for the three months ended June 30, 2013 and 2012, respectively.

Advertising

Advertising costs amounted to $166,929 and $114,783 for the nine months ended June 30, 2013 and 2012, respectively, and $41,636 and $42,944 for the three months ended June 30, 2013 and 2012, respectively. Advertising costs are included in Sales and Marketing and expensed as incurred.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2013

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts reflects our best estimate of probable credit losses inherent in our existing accounts receivable balance. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We determine this allowance based on known troubled accounts, history and other currently available evidence. The allowance for doubtful accounts was $155,781 and $155,781 at June 30, 2013 and September 30, 2012, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the nine months ended June 30, 2013 and 2012 was $305,451 and $183,907, respectively, and $106,209 and $62,410 for the three months ended June 30, 2013 and 2012, respectively.

Warranty Reserves

The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  As revenues for contracts are recognized, the Company will record a warranty reserve for estimated costs in connection with future warranty claims associated with those contracts.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly.  As of June 30, 2013 and September 30, 2012, the Company accrued a warranty reserve of $0 and $372,940, respectively.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2013

NOTE 3 – INVESTMENT AT EQUITY

Until May 31, 2013, the Company was a partner in the United Arab Emirates “UAE” joint venture, Boomerang Systems Middle East, LLC.   Boomerang Systems Middle East, LLC is owned by Boomerang Systems USA Corp. (49%), a subsidiary of Boomerang Systems, Inc., and Tawreed Companies Representation (51%), a UAE company.  The equity method is used to calculate the current amount of this investment.

During the nine months ended June 30, 2013, the Company made additional investments in the UAE joint venture totaling $15,000.  The joint venture was terminated on May 31, 2013. Boomerang recorded a loss of the entire investment during the nine months ended June 30, 2013. Based on the equity method, the 49% loss we recognized on this investment for the nine months ended June 30, 2013 was $157,899.  The carrying value on this investment was $0 at June 30, 2013.

Balance as of September 30, 2012	$142,899
Additional investment	15,000
Loss on investment (49%)	(157,899)
Balance as of June 30, 2013	$-

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

During the nine months ended June 30, 2013, the Company made additional investments totaling $159,236 in the joint venture. The joint venture was terminated on April 21, 2013. Boomerang recorded a loss of the entire investment during the nine months ended June 30, 2013. Based on the equity method, the loss we recognized on this investment for the nine months ended June 30, 2013 was $246,532. The carrying value on this investment was $0 at June 30, 2013.

Balance as of September 30, 2012	$87,296
Additional investment	159,236
Loss on investment (50%)	(246,532)
Balance as of June 30, 2013	$-

NOTE 4- INVENTORY

The components of inventory as of June 30, 2013 and September 30, 2012 were as follows:

	June 30, 2013 (Unaudited)	September 30, 2012
Parts, materials and assemblies	$296,684	$229,667
Work in-process	62,048	78,323
Total Inventory	$358,732	$307,990

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2013

NOTE 5 - PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2013 and September 30, 2012:

	June 30, 2013 (Unaudited)	September 30, 2012

Computer equipment	$235,368	$310,734
Machinery and equipment	131,157	126,817
Furniture and fixtures	62,803	62,803
Leasehold improvements	62,469	62,469
Leased Equipment	314,966	-
Buildings	2,598,470	2,598,470
	$3,405,233	$3,161,293
Less: Accumulated depreciation	(665,794)	(456,377)
	$2,739,439	$2,704,916

NOTE 6 –COSTS IN EXCESS OF BILLINGS/ BILLINGS IN EXCESS OF COSTS

Information with respect to uncompleted contracts at June 30, 2013 and September 30, 2012 are as follows:

Costs in excess of billings:	June 30, 2013 (Unaudited)	September 30, 2012
Earnings on billings to date	$-	$2,059,919
Less: Billings	-	(1,584,265)
Total costs in excess of billings	$-	$475,654

Billings in excess of costs:	June 30, 2013 (Unaudited)	September 30, 2012
Earnings on billings to date	$269,058	$1,190,853
Less: Billings	(277,301)	(1,196,000)
Total (billings in excess of costs)	$(8,243)	$(5,147)

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2013

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2013 and September 30, 2012 consisted of the following:

	June 30, 2013 (Unaudited)	September 30, 2012

Accounts payable – trade	$1,588,135	$1,142,672
Accrued interest	44,602	20,887
Accrued warranty expense	-	372,940
Accrued payroll	182,843	191,492
Other accrued liabilities	394,904	160,933
Total	$2,210,484	$1,888,924

NOTE 8- DEBT

Current Debt

The Company entered into a twenty-four month capital equipment lease with a third party commencing on January 1, 2013. The total principal balance of this lease was $315,000 at an annual rate of 6%. As of June 30, 2013, $156,629 is classified as current debt and $81,901 as long-term debt on our balance sheet.

Effective February 6, 2008, the Company was indebted for an unsecured loan to a third party. As of June 30, 2013, the principal balance of this loan was $80,538.  The loan is not collateralized, bears interest at an annual rate of 10% and is due on demand.  As of June 30, 2013, the balance of the loan including accrued interest was $105,917.

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

The Company valued the 2011 Warrants and the beneficial conversion features (“BCF”) of the 2011 Notes, and the resulting derivative liability, at $5,309,941 each for the 2011 Warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt during the first quarter of fiscal 2012. This discount will be amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the 2011 Warrants. The valuation of the 2011 Warrants, BCF, and the resulting derivative liability, were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0%, ii) expected volatility of 52.7%, iii) risk free interest rate of 0.9%, and iv) expected term of 5 years. During the nine months ended June 30, 2013, the Company amortized $1,592,982 of the of debt discount.

As of September 30, 2012, the aggregate fair value of the derivative was $12,813,928. The revaluation of the derivative as of June 30, 2013 resulted in a derivative value of $11,779,263. The change in fair value of the derivative from the date(s) of note issuance through June 30, 2013 resulted in a gain on the fair value of the derivative liability of $1,034,665. The derivative liability was revalued on June 30, 2013 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 51.20% iii) risk free interest rate of 1.12% and expected term of 3.35 years.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2013

In connection with the 2011 Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040. The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $255,735 at September 30, 2012, was revalued at $235,085 at June 30, 2013. The valuation at June 30, 2013 was valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants granted to the debt holders as of June 30, 2013. The difference in valuation for the nine months ended June 30, 2013 was $20,650, accounted for as a gain on the fair value of derivative.

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

The Company valued the 2012 Warrants and the BCF at $1,956,517 each for a total of $3,913,034 recorded as a discount to the convertible debt during the third quarter of fiscal 2012. This discount will be amortized over the life of the 2012 Notes or until such time as the 2012 Notes are repaid or converted, or upon exercise of the 2012 Warrants. The valuation of the 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 53.43% iii) risk free interest rate of 0.9% and expected term of 5 years. During the nine months ended June 30, 2013, the Company amortized $588,868 of the of debt discount.

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

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2013

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

The Company valued the December 2012 Warrants and the BCF at $962,904 each for a total of $1,925,808 recorded as a discount to the convertible debt. This discount will be amortized over the life of the December 2012 Notes or until such time as the December 2012 Notes are repaid or converted, or upon exercise of the December 2012 Warrants. The valuation of the December 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.92% iii) risk free interest rate of 0.72% and expected term of 5 years. During the nine months ended June 30, 2013, the Company amortized $194,254 of the of debt discount.

As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the conversion prices of the 2011 Notes, 2012 Notes and December 2012 Notes were adjusted to $4.18, $4.90 and $4.94, respectively.

June 2013 Loan and Security Agreement

On June 11, 2013, the Company and its wholly-owned subsidiaries Boomerang Sub, Inc., Boomerang USA Corp. and Boomerang MP Holdings Inc. (collectively with the Company, the “Borrowers” and individually, a “Borrower”), entered into a Loan and Security Agreement (the “Loan Agreement”) dated as of June 6, 2013 with lenders who became a lender party thereto (together with any party which subsequently becomes a lender party, the “Lenders” and, individually, a “Lender”) and the Agent (as defined in the Loan Agreement). Pursuant to the Loan Agreement, Lenders committed to fund $4,750,000 principal amount of loans to the Borrowers. The Loan Agreement contemplates that the aggregate principal amount of borrowings may be increased to $10,000,000 through commitments from additional Lenders who subsequently become a party to the Loan Agreement.

A Lender which is not an affiliate of the Company (the “Non-Affiliate Lender”), committed to fund $3,000,000 principal amount of loans, and 11 Lenders, each of which is an affiliate of the Company or designated as an affiliate of the Company for purposes of the Loan Agreement (the “Affiliate Lenders”), committed to fund $1,750,000 principal amount of loans. On June 11, 2013, the Non-Affiliate Lender advanced $1,000,000 to the Company, for which it received $1,000,000 principal amount of notes and the Affiliate Lenders advanced $1,000,000 to the Company for which they received $1,000,000 principal amount of notes (the notes issued on the Closing Date, together with any additional notes issuable under the Loan Agreement are referred to as the “Notes”). The Company, as Borrowing Agreement for the Borrowers, may request additional advances from the Lenders (in a minimum amount of $250,000 per request) by specifying the amount of the requested advance and the use of proceeds thereof.

The Notes bear interest at the rate of 15% per annum, payable upon maturity. The maturity date of the Notes is May 31, 2016, subject to earlier prepayment upon acceleration of the occurrence of an event of default (as defined in the Loan agreement); provided further that the Company may prepay the Notes at any time without penalty.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2013

Pursuant to the Loan Agreement, the Borrowers assigned, pledged and granted to the Lenders a security interest in substantially all of their respective assets, including their respective intellectual property, accounts, receivables, general intangibles, equipment, inventory, all of the proceeds and products of the foregoing and the Company’s equity interests in the other Borrowers.

As partial consideration for providing advances under the Loan Agreement, the Company agreed to issue to each Lender warrants to purchase 20,000 shares of its common stock for each $100,000 advanced. On June 11, 2013, the Company issued warrants to purchase an aggregate of 399,992 shares of common stock. The warrants are exercisable at $5.00 per share, subject to full ratchet adjustment for issuance below the exercise price, subject to certain exceptions. The warrants expire on June 6, 2018. The Company valued these warrants at $897,708, recorded as a discount to long-term debt. This discount will be amortized over the life of the June 2013 Notes or until such time as the notes are repaid, or upon exercise of the warrants. The valuation of the warrants was determined using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 51.20% iii) risk free interest rate of 1.12% and expected term of 5 years. During the nine months ended June 30, 2013, the Company amortized $15,956 of the of debt discount.

The following officers, directors and 5% shareholders of the Company participated as Affiliate Lenders:

Name	Commitment	Amount Funded On the Closing Date	Aggregate Number of Warrants Issuable	Warrants Issued On Closing Date
The Estate of Gene Mulvihill(1)	$500,000	$285,714	100,000	57,143
Sunset Marathon Partners LLC(2)	$250,000	$142,857	50,000	28,571
MRP Holdings LLC(3)	$100,000	$57,143	20,000	11,426
Burton I. Koffman(4)	$750,000	$428,571	150,000	85,712

(1)	Gail Mulvihill and Andrew Mulvihill, the co-administrators of the estate, exercise voting and investment power over the shares issuable upon exercise of the Warrants. Gail Mulvihill is a principal stockholder of the Company and mother of Christopher, the Company’s President and a principal stockholder of the Company. Andrew Mulvihill is a brother of Christopher Mulvihill.

(2)	James Mulvihill, a principal stockholder of the Company, has voting and investment power over the shares issuable upon exercise of the Warrants and is a brother of Christopher Mulvihill.

(3)	MRP Holdings LLC is owned by Mark Patterson, the Chief Executive Officer and a director and principal stockholder of the Company.

(4)	Directly and indirectly through entities he controls and by members of his family and entities they control, Mr. Koffman is a principal stockholder of the Company.

A majority of the principal amount of each series of convertible notes (due 2016, June 2017 and December 2017) consented to the Company’s entering into the Loan Agreement and increasing the secured indebtedness under the Loan Agreement, and acknowledged that the secured indebtedness under the Notes is senior in right of payment and otherwise to the convertible notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2013

	Principal
	As of
	6/30/2013	9/30/2012		Maturity Date	Interest Rate	Secured
	(Unaudited)
Current Debt- Third Party:
Loan Payable- Third Party	$80,538		$80,538	Upon Demand	10%	No
Equipment Note Payable (current portion)	156,629		-	1/15/2015	6%	Yes
Lease Payable- Bank (current portion)	-		7,869	12/31/2012	6.45%	Yes
Total Current Debt- Third Party	$237,167		$88,407

Long-Term Debt – Third Party:
Equipment Note Payable (long-term portion)	$81,901		$-	1/15/2015	6%	Yes
Long-Term Notes – June 2013 Loan Agreement	1,085,714		-	5/31/2016	15%	No
Convertible Notes – 2011 Offering	3,665,763		3,665,763	11/1/2016	6%	No
Convertible Notes – 2011 Offering	1,250,000		1,250,000	11/18/2016	6%	No
Convertible Notes – 2011 Offering	925,000		925,000	12/9/2016	6%	No
Convertible Notes – 2012 Offering	4,065,000		4,065,000	6/14/2017	6%	No
Convertible Notes – Dec 2012 Offering	1,230,000		-	12/28/2017	6%	No
Discount on Convertible Notes	(9,157,597)		(7,899,942)
Amortization of Discount	2,362,981		1,090,794
Total Long-Term Debt – Third Party	$5,508,762		$3,096,615

Long-Term Debt- Related Party:
Long-Term Notes – June 2013 Loan Agreement	$914,286	$		5/31/2016	15%	No
Convertible Notes – 2011 Offering	5,683,757		5,683,757	11/1/2016	6%	No
Convertible Notes – 2011 Offering	100,000		100,000	11/18/2016	6%	No
Convertible Notes – 2012 Offering	2,135,000		2,135,000	6/14/2017	6%	No
Convertible Notes – Dec 2012 Offering	1,845,000		-	12/28/2017	6%	No
Discount on Convertible Notes	(8,198,835)		(6,632,974)
Amortization of Discount	2,166,281		1,046,408
Total Long-Term Debt- Related Party	$4,645,489		$2,332,191

NOTE 9- EQUITY

On March 1, 2013, an amendment to the Company’s Certificate of Incorporation was filed, decreasing our authorized capital stock from 401,000,000 shares to 201,000,000 shares and our authorized common stock from 400,000,000 shares to 200,000,000 shares.

Common Stock:

On June 30, 2013, the Company issued 61,900 shares of common stock in lieu of a cash payment of $173,890 of interest for the quarter ended June 30, 2013. Pursuant to the terms of the 2011 Notes, these shares of stock were issued at $2.81 per share.

On June 30, 2013, the Company issued 33,028 shares of common stock in lieu of a cash payment of $92,745 of interest for the quarter ended June 30, 2013. Pursuant to the terms of the 2012 Notes, these shares of stock were issued at $2.81 per share.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2013

On June 30, 2013, the Company issued 16,386 shares of common stock in lieu of a cash payment of $45,999 of interest for the quarter ended June 30, 2013. Pursuant to the terms of the December 2012 Notes, these shares of stock were issued at $2.81 per share.

At June 30, 2013, the Company reserved shares of common stock for issuance upon exercise as follows:

Options	641,385
Warrants	9,893,203
Convertible Notes	4,668,831
Total Shares Reserved	15,203,419

Warrants:

As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the exercise prices of the 2011 Warrants, 2012 Warrants and December 2012 Warrants were adjusted to $4.18, $4.90 and $4.94, respectively.

Pursuant to the Loan and Security Agreement described in Note 8, on June 11, 2013, we issued warrants to Lenders to purchase an aggregate of approximately 400,000 shares of Common Stock of the Company. The warrants are exercisable at $5.00 per share, subject to full ratchet adjustment for issuance below the exercise price, subject to certain exceptions. Additionally, the exercise price may not be adjusted below $1.00. Cashless exercise is permitted if the average trading volume of the Company’s Common Stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the Common Stock during such five (5) consecutive trading day period. The warrants expire on June 6, 2018. When these warrants were issued, the fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used: (i) risk free interest rate of 1.12%, (ii) expected life of five years, (iii) dividend rate of 0.00% and (iv) expected volatility of 51.20%. The Company valued these warrants at $897,708, recorded as a discount to long-term debt. This discount will be amortized over the life of the June 2013 Notes or until such time as the notes are repaid, or upon exercise of the warrants. During the nine months ended June 30, 2013, the Company amortized $15,956 of the of debt discount.

NOTE 10 - RELATED PARTY TRANSACTIONS

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us.  Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President, and is a principal stockholder of our company.  SB&G entered into a lease with Boomerang Utah dated October 1, 2008, relating to premises located at 324 West 2450 North, Building A, Logan, Utah (“Building A”).  The Company assumed this lease in February 2008.   Boomerang is obligated to pay for all utilities, repairs and maintenance to the property. The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities.  This lease has been extended on a month-to-month basis at a rate of $21,717 per month, of which $14,717 is classified as deferred rent.  Deferred rental payments totaling $309,067 have been accrued as of June 30, 2013 and classified as due to related party on our balance sheet.

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

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to Zions Bank. The principal amount due was $709,963 as of June 30, 2013, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang, the Estate of Gene Mulvihill and Messrs. Stan Checketts and Burton Koffman (“Koffman”) are the joint and several guarantors of this promissory note.  Gene Mulvihill was the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2013

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

The Company used the services of Coordinate Services, Inc. for product development.  The owner of Coordinate Services, Inc. is Gene Mulvihill, Jr., the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense for the nine months ended June 30, 2013 and 2012 was $102,711 and $116,103 respectively; which is recorded under research and development expenses.

The Company reimbursed North Jersey Management Services, Inc. for consulting expenses for the services of Joseph Bellantoni, the former Chief Financial Officer of the Company, and Maureen Cowell, the Company’s Corporate Secretary.  Mr. Bellantoni is also the President and Mrs. Cowell is the Vice President of North Jersey Management Services, Inc. Mr. Bellantoni and Ms. Cowell are directors of the Company.  The amount of this expense for the nine months ended June 30, 2013 and 2012 was $19,500 and $58,500 respectively; which is recorded under general and administrative expenses.

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

The Resort owns and operates seven golf courses, two hotels and a fitness facility and develops real estate in Sussex County NJ, which is comprised of more than 40 additional entities, including the above named entities. Gail Mulvihill owns 50% of each of Builders, Cascades and Route 94 and, indirectly, through these and various other entities, Gail Mulvihill and her family own approximately 50% of the Resort. Except as set forth above, no other officer, director or 5% or greater stockholder of the Company has any equity interest in Builders, Cascades or Route 94.  The Company incurred expenses of approximately $44,000 and $47,000 for Cascades for the nine months ended June 30, 2013 and 2012, respectively. No expenses were incurred for Route 94 or Builders during the nine months ended June 30, 2013 and 2012.

Certain officers, directors and 5% shareholders of the Company participated as Affiliate Lenders under the June 2013 Loan and Security Agreement. See Notes 9 and 12.

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

NOTE 11- COMMITMENTS AND CONTINGENCIES

Boomerang Utah is a joint and several guarantor on a twenty-year promissory note owing to Zions Bank in the principal amount of $709,963, bearing interest at 3.807% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  The Estate of Gene Mulvihill and Messrs. Checketts and Koffman, are the other joint and several guarantors of the promissory note.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2013

We entered into a five year lease on a new principal office, which expires in November 2016. The aggregate future minimum annual rental payments on this lease, exclusive of escalation payments for taxes and operating costs, are as follows:

Twelve months ended June 30, 2014	$146,541
June 30, 2015	152,053
June 30, 2016	157,566
June 30, 2017	66,609
Total	$522,769

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

On June 6, 2013, Boomerang entered into a marketing agreement with BrickellHouse Holding, LLC, whereas BrickellHouse Holding, LLC will allow Boomerang to use its parking system for sales and marketing purposes. Boomerang will pay BrickellHouse Holding, LLC a royalty for each sale of a system equal to 2% of the purchase price of that system, not to exceed an aggregate of $2 million. The agreement shall be in effect until the amount of royalty payments reaches $2 million.

NOTE 12 – SUBSEQUENT EVENTS

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred after June 30, 2013, through the date of issuance of the financial statements.

On July 12, 2013, the Borrowers entered into Amendment No. 1 (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the additional Lenders (together with increased commitments from two Lenders) committed to fund an additional $3,025,000 principal amount of loans to the Borrowers, bringing aggregate commitments under the Loan Agreement to $7,775,000. MRP Holdings, LLC, increased its aggregate commitment to $200,000 and Anthony Miele, III, a director of the Company, Alexandria Equities, LLC, a principal stockholder of the Company, and Albert Behler, a principal stockholder of the Company, became Lenders and committed to fund $25,000, $200,000 and $200,000, respectively.

On August 6, 2013, Borrowers entered into Amendment No. 2 (the “2nd Amendment”) to the Loan Agreement. Pursuant to the 2nd Amendment, the additional Lenders committed to fund an additional $75,000 principal amount of loans to the Borrowers, bringing aggregate commitments under the Loan Agreement to $7,850,000.

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

On June 6, 2013, Boomerang entered into a marketing agreement with BrickellHouse Holding, LLC, whereas BrickellHouse Holding, LLC will allow Boomerang to use its parking system for sales and marketing purposes. Boomerang will pay BrickellHouse Holding, LLC a royalty for each sale of a system equal to 2% of the purchase price of that system, not to exceed an aggregate of $2 million. The agreement shall be in effect until the amount of royalty payments reaches $2 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the nine months ended June 30, 2013, decreased by $752,855 to $1,326,380. At the present time, we believe our working capital together with the available borrowings under our Loan Agreement (defined below) and the expected cash flow from ongoing projects will be sufficient to support our administrative requirements and existing projects through September 30, 2014. To implement our full business plan, we will require additional funds, and anticipate seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations and could default on our existing indebtedness.

For the nine months ended June 30, 2013, we had a net loss of $9,000,178. Included in this net loss were several non-cash expenses that partially offset the use of cash. These non-cash expenses include depreciation of $305,451, amortization of discount on convertible debt of $2,392,060, issuance of common stock for interest of $893,418, a loss on equity investment of $404,431, expenses from the issuance of stock options of $16,863. These non-cash expenses were offset by a non-cash gain on the fair value of derivative of $1,055,315. Cash decreased as we experienced a nine month increase in inventories of $50,742 and a decrease in estimated loss on uncompleted contract of $502,629. These items were offset by increases in accounts payable and accrued liabilities of $321,560, due to related party of $132,457, restricted cash of $81,671, which represents cash received on a rack and rail project and placed in escrow until certain milestones are reached, costs in excess of billings of $475,654 and prepaid expenses of $15,814. After adjusting our net loss for these non-cash items and the net changes in assets and liabilities, net cash used in operations was $5,544,308 for the nine months ended June 30, 2013.

Financing activities provided $4,990,697 for the nine months ended June 30, 2013. Net cash provided by financing activities consisted of $3,075,000 of proceeds from private placements of convertible notes and warrants and $2,000,000 of borrowings under the Loan Agreement, offset by $84,303 of note repayments.

During the nine months ended June 30, 2013, net cash used in investing activities consisted of an increase in equity investment of $174,236 and an increase in property, plant and equipment of $25,008. Accordingly, net cash used in investing activities was $199,244.

There were no off-balance sheet arrangements during the nine months ended June 30, 2013 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

November/December 2011 Offering

In November and December 2011, the Company issued to subscribers 6% convertible promissory notes (“2011 Notes”) in the aggregate principal amount of approximately $11.6 million and five-year warrants to purchase common stock (“2011 Warrants”) in a private placement (the “2011 Offering”).

The 2011 Notes were initially convertible into common stock at $4.25 per share (the “Conversion Price”), subject to weighted average adjustment for issuances of common stock or common stock equivalents below the Conversion Price, subject to certain exceptions. As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the conversion price of the 2011 Notes was adjusted to $4.18 at June 30, 2013. The 2011 Notes are due on the five year anniversary of the respective date of issuance.

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

The 2011 Warrants were initially exercisable at $4.25 per share, subject to weighted average adjustment for issuance below the exercise price, subject to certain exceptions. As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the exercise price of the 2011 Warrants was adjusted to $4.18 at June 30, 2013. Cashless exercise is permitted if the average trading volume of the Company’s common stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the common stock during the five (5) consecutive trading days prior to the notice of exercise. In certain instances, a holder shall not be permitted to exercise the Warrant if such exercise would result in such holder’s total ownership of the Company’s common stock exceeding 4.9%. The 2011 Warrants expire five years from the respective date of issuance.

The Company valued the 2011 Warrants and the beneficial conversion features (“BCF”) of the 2011 Notes, and the resulting derivative liability, at $5,309,941 each for the Warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt during the first quarter of fiscal 2012. This discount will be amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the 2011 Warrants. The valuation of the 2011 Warrants, BCF, and the resulting derivative liability, were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0%, ii) expected volatility of 52.7%, iii) risk free interest rate of 0.9%, and iv) expected term of 5 years. During the nine months ended June 30, 2013, the Company amortized $1,592,982 of the of debt discount.

As of September 30, 2012, the aggregate fair value of the derivative was $12,813,928. The revaluation of the derivative as of June 30, 2013 resulted in a derivative value of $11,779,263. The change in fair value of the derivative from the date(s) of note issuance through June 30, 2013, resulted in a gain on the fair value of the derivative liability of $1,034,665. The derivative liability was revalued on June 30, 2013, using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 51.20% iii) risk free interest rate of 1.12% and expected term of 3.35 years.

In connection with the Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040. The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $255,735 at September 30, 2012, was revalued at $235,085 at June 30, 2013. The valuation at June 30, 2013, was valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants granted to the debt holders as of June 30, 2013. The difference in valuation for the nine months ended June 30, 2013 was $20,650, accounted for as a gain on the fair value of derivative.

June 2012 Offering

In June and July 2012, the Company issued to subscribers 6% convertible promissory notes due on June 14, 2017 (“2012 Notes”) in the aggregate principal amount of $6.2 million and warrants to purchase Common Stock (“2012 Warrants”) in a private placement (the “2012 Offering”) for aggregate gross cash proceeds of $6.2 million.

The 2012 Notes were initially convertible into Common Stock at $5.00 per share (the “Conversion Price”), subject to weighted average adjustment for issuances of common stock or common stock equivalents below the Conversion Price, subject to certain exceptions. As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the conversion price of the 2012 Notes was adjusted to $4.90 at June 30, 2013. Additionally, the Conversion Price may not be adjusted below $0.25.

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

The Company valued the 2012 Warrants and the BCF at $1,956,517 each for a total of $3,913,034 recorded as a discount to the convertible debt during the third quarter of fiscal 2012. This discount will be amortized over the life of the 2012 Notes or until such time as the 2012 Notes are repaid or converted, or upon exercise of the 2012 Warrants. The valuation of the 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 53.43% iii) risk free interest rate of 0.9% and expected term of 5 years. During the nine months ended June 30, 2013, the Company amortized $588,868 of the of debt discount.

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

The December 2012 Notes are convertible into Common Stock at $5.00 per share, subject to full ratchet adjustment for issuances of Common Stock or Common Stock equivalents below the conversion price, subject to certain exceptions, and subject to weighted average anti-dilution adjustment for issuances of Common Stock as payment of interest on the Notes, the 2012 Notes and the December 2012 Notes. As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the conversion price of the December 2012 Notes was adjusted to $4.94 at June 30, 2013. Additionally, the Conversion Price may not be adjusted below $0.25.

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

The Company valued the December 2012 Warrants and the BCF at $962,904 each for a total of $1,925,808 recorded as a discount to the convertible debt. This discount will be amortized over the life of the December 2012 Notes or until such time as the December 2012 Notes are repaid or converted, or upon exercise of the December 2012 Warrants. The valuation of the December 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.92% iii) risk free interest rate of 0.72% and expected term of 5 years. During the nine months ended June 30, 2013, the Company amortized $194,254 of the of debt discount.

June 2013 Loan and Security Agreement

On June 11, 2013, the Company and its wholly-owned subsidiaries Boomerang Sub, Inc., Boomerang USA Corp. and Boomerang MP Holdings Inc. (collectively with the Company, the “Borrowers” and individually, a “Borrower”), entered into a Loan and Security Agreement (the “Loan Agreement”) dated as of June 6, 2013 with lenders who became a lender party thereto (together with any party which subsequently becomes a lender party, the “Lenders” and, individually, a “Lender”) and the Agent (as defined in the Loan Agreement). Pursuant to the Loan Agreement, Lenders committed to fund $4,750,000 principal amount of loans to the Borrowers. The Loan Agreement contemplates that the aggregate principal amount of borrowings may be increased to $10,000,000 through commitments from additional Lenders who subsequently become a party to the Loan Agreement.

A Lender which is not an affiliate of the Company (the “Non-Affiliate Lender”), committed to fund $3,000,000 principal amount of loans, and 11 Lenders, each of which is an affiliate of the Company or designated as an affiliate of the Company for purposes of the Loan Agreement (the “Affiliate Lenders”), committed to fund $1,750,000 principal amount of loans. On June 11, 2013, the Non-Affiliate Lender advanced $1,000,000 to the Company, for which it received $1,000,000 principal amount of notes and the Affiliate Lenders advanced $1,000,000 to the Company for which they received $1,000,000 principal amount of notes (the notes issued on the Closing Date, together with any additional notes issuable under the Loan Agreement are referred to as the “Notes”). The Company, as Borrowing Agreement for the Borrowers, may request additional advances from the Lenders (in a minimum amount of $250,000 per request) by specifying the amount of the requested advance and the use of proceeds thereof.

The Notes bear interest at the rate of 15% per annum, payable upon maturity. The maturity date of the Notes is May 31, 2016, subject to earlier prepayment upon acceleration of the occurrence of an event of default (as defined in the Loan agreement); provided further that the Company may prepay the Notes at any time without penalty.

Pursuant to the Loan Agreement, the Borrowers assigned, pledged and granted to the Lenders a security interest in substantially all of their respective assets, including their respective intellectual property, accounts, receivables, general intangibles, equipment, inventory, all of the proceeds and products of the foregoing and the Company’s equity interests in the other Borrowers.

As partial consideration for providing advances under the Loan Agreement, the Company agreed to issue to each Lender warrants to purchase 20,000 shares of its common stock for each $100,000 advanced. On June 11, 2013, the Company issued warrants to purchase an aggregate of 399,992 shares of common stock. The warrants are exercisable at $5.00 per share, subject to full ratchet adjustment for issuance below the exercise price, subject to certain exceptions. Additionally, the exercise price may not be adjusted below $1.00. Cashless exercise is permitted if the average trading volume of the Company’s Common Stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the Common Stock during such five (5) consecutive trading day period. The warrants expire on June 6, 2018.

The Company valued these warrants at $897,708, recorded as a discount to long-term debt. This discount will be amortized over the life of the June 2013 Notes or until such time as the notes are repaid, or upon exercise of the warrants. The valuation of the warrants was determined using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 51.20% iii) risk free interest rate of 1.12% and expected term of 5 years. During the nine months ended June 30, 2013, the Company amortized $15,956 of the of debt discount.

The following officers, directors and 5% shareholders of the Company participated as Affiliate Lenders:

Name	Commitment	Amount Funded On the Closing Date	Aggregate Number of Warrants Issuable	Warrants Issued On Closing Date

The Estate of Gene Mulvihill(1)	$500,000	$285,714	100,000	57,143
Sunset Marathon Partners LLC(2)	$250,000	$142,857	50,000	28,571
MRP Holdings LLC(3)	$100,000	$57,143	20,000	11,426
Burton I. Koffman(4)	$750,000	$428,571	150,000	85,712

(1)	Gail Mulvihill and Andrew Mulvihill, the co-administrators of the estate, exercise voting and investment power over the shares issuable upon exercise of the Warrants. Gail Mulvihill is a principal stockholder of the Company and mother of Christopher, the Company’s President and a principal stockholder of the Company. Andrew Mulvihill is a brother of Christopher Mulvihill.

(2)	James Mulvihill, a principal stockholder of the Company, has voting and investment power over the shares issuable upon exercise of the Warrants and is a brother of Christopher Mulvihill.

(3)	MRP Holdings LLC is owned by Mark Patterson, the Chief Executive Officer and a director and principal stockholder of the Company.

(4)	Directly and indirectly through entities he controls and by members of his family and entities they control, Mr. Koffman is a principal stockholder of the Company.

A majority of the principal amount of each series of convertible notes (due 2016, June 2017 and December 2017) consented to the Company’s entering into the Loan Agreement and increasing the secured indebtedness under the Loan Agreement, and acknowledged that the secured indebtedness under the Notes is senior in right of payment and otherwise to the convertible notes.

On July 12, 2013, the Borrowers entered into Amendment No. 1 (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the additional Lenders (together with increased commitments from two Lenders) committed to fund an additional $3,025,000 principal amount of loans to the Borrowers, bringing aggregate commitments under the Loan Agreement to $7,775,000. MRP Holdings, LLC, increased its aggregate commitment to $200,000 and Anthony Miele, III, a director of the Company, Alexandria Equities, LLC, a principal stockholder of the Company, and Albert Behler, a principal stockholder of the Company, became Lenders and committed to fund $25,000, $200,000 and $200,000, respectively.

On August 6, 2013, Borrowers entered into Amendment No. 2 (the “2nd Amendment”) to the Loan Agreement. Pursuant to the 2nd Amendment, the additional Lenders committed to fund an additional $75,000 principal amount of loans to the Borrowers, bringing aggregate commitments under the Loan Agreement to $7,850,000.

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE NINE MONTHS ENDED JUNE 30, 2013 COMPARED WITH NINE MONTHS ENDED JUNE 30, 2012

Revenues were $564,236 for the nine months ended June 30, 2013, compared with $477,290 for the nine months ended June 30, 2012.  The increase was attributable to work commencing on a new Robotic Valet project.

Cost of goods sold were $423,655 for the nine months ended June 30, 2013, compared with $2,069,846 for the nine months ended June 30, 2012, for a decrease of $1,646,191.  The decrease was mainly attributable to the cessation of work under the Crescent Heights project which incurred $1,619,294 of costs for the nine months ended June 30, 2012, compared to ($54,977) of costs for the nine months ended June 30, 2013, which included the elimination of costs of goods sold that were accrued for the estimated loss on this contract in prior fiscal periods according to the percentage of completion method.

Sales and marketing expenses were $799,034 during the nine months ended June 30, 2013, compared with $877,831 during the nine months ended June 30, 2012, for a decrease of $78,797. The decrease was due to reduced spending on marketing and tradeshows to promote our RoboticValet product line. As of June 30, 2013, the Company employed two full-time sales persons compared to four full-time salespersons and one full-time support person as of June 30, 2012. Salespersons’ salaries are recorded under sales and marketing expense.

General and administrative expenses were $3,339,865 during the nine months ended June 30, 2013, compared with $5,165,169 during the nine months ended June 30, 2012, for a decrease of $1,825,304. This decrease was primarily due to reductions of approximately $1,400,000 in non-cash expenses incurred in connection with issuances of stock options and warrants and $500,000 in professional fees.

Research and development expenses were $2,125,657 during the nine months ended June 30, 2013, compared with $1,033,435 during the nine months ended June 30, 2012, for an increase of $1,092,222. The increase was due to additional resources being needed to complete existing research and development projects during the nine months ended June 30, 2013.

Depreciation and amortization expenses were $305,451 during the nine months ended June 30, 2013, compared to $183,907 during the nine months ended June 30, 2012, for an increase of $121,544. This increase was the result of recognizing depreciation on an equipment capital lease that was entered into during the nine months ended June 30, 2013.

Interest expense was $930,460 during the nine months ended June 30, 2013, compared with $486,299 during the nine months ended June 30, 2012, for an increase of $444,161. This increase is due to an increase in outstanding indebtedness due to the issuance of 2012 Notes and December 2012 Notes.

In connection with the 2011 Offering, the Company recorded a discount for the BCF and the attached warrants. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. These warrants and the BCF were deemed not indexed to the Company’s common stock and accordingly the Company recorded a derivative liability. The derivative liability is required to be revalued at each interim and annual reporting date until such time that it is settled. This revaluation resulted in a gain on fair value of derivative of $1,055,315 during the nine months ended June 30, 2013. With respect to the 2012 Offering and the December 2012 Offering, the Company recorded a discount for the BCF and the attached warrants. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. The Company has determined that the 2012 Offering and the December 2012 Offering are indexed to the Company’s common stock and has not recorded a derivative liability. During the nine months ended June 30, 2013 the Company amortized an aggregate of $2,392,060 of the debt discount for the 2011 Offering, the 2012 Offering, the December 2012 Offering and June 2013 draw down on the Loan and Security Agreement.

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2012

Revenues were $275,002 for the three months ended June 30, 2013, compared with $96,512 for the three months ended June 30, 2012.  The increase was attributable to work commencing on a new RoboticValet project.

Cost of goods sold were $261,371 for the three months ended June 30, 2013, compared with $1,345,313 for the three months ended June 30, 2012.  The decrease was mainly attributable to the cessation of work under the Crescent Heights project which incurred $976,826 of costs for the three months ended June 30, 2012, compared to ($6,114) of costs for the three months ended June 30, 2013, which included the elimination of costs of goods sold that were accrued for the estimated loss on this contract in prior fiscal periods according to the percentage of completion method.

Sales and marketing expenses were $218,553 during the three months ended June 30, 2013, compared with $271,067 during the three months ended June 30, 2012, for a decrease of $52,514. The decrease was due to reduced spending on marketing and tradeshows to promote our RoboticValet product line. As of June 30, 2013, the Company employed two full-time sales persons compared to four full-time salespersons and one full-time support person as of June 30, 2012. Salespersons’ salaries are recorded under sales and marketing expense.

General and administrative expenses were $1,080,432 during the three months ended June 30, 2013, compared with $1,598,414 during the three months ended June 30, 2012, for a decrease of $517,982. This decrease was primarily due to reductions of approximately $355,000 in non-cash expenses incurred in connection with issuances of stock options and warrants and a reduction of professional fees of approximately 207,000 during the three months ended June 30, 2013.

Research and development expenses were $500,930 during the three months ended June 30, 2013, compared with $437,731 during the three months ended June 30, 2012, for an increase of $63,199. The increase was due to additional resources being needed to complete existing research and development projects during the three months ended June 30, 2013.

Depreciation and amortization expenses were $106,209 during the three months ended June 30, 2013, compared to $62,410 during the three months ended June 30, 2012, for an increase of $43,799. This increase was the result of recognizing depreciation on an equipment capital lease that was entered into during fiscal year 2013.

Interest expense was $338,523 during the three months ended June 30, 2013, compared with $190,983 during the three months ended June 30, 2012, for an increase of $147,540. This increase is due to an increase in outstanding indebtedness due to the issuance of the 2012 Notes and December 2012 Notes.

In connection with the 2011 Offering, the Company recorded a discount for the BCF and the attached warrants. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. These warrants and the BCF were deemed not indexed to the Company’s common stock and accordingly the Company recorded a derivative liability. The derivative liability is required to be revalued at each interim and annual reporting date until such time that it is settled. This revaluation resulted in a gain on fair value of derivative of $161,192 during the three months ended June 30, 2013. With respect to the 2012 Offering and the December 2012 Offering, the Company recorded a discount for the BCF and the attached warrants. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. The Company has determined that the 2012 Offering and the December 2012 Offering are indexed to the Company’s common stock and has not recorded a derivative liability. During the three months ended June 30, 2013 the Company amortized an aggregate of $839,610 of the debt discount for the 2011 Offering, the 2012 Offering, the December 2012 Offering and June 2013 draw down on the Loan and Security Agreement.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the nine months ended June 30, 2013, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Accounts receivable and allowance for doubtful accounts – Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We determine this allowance based on known troubled accounts, history and other currently available evidence. Accordingly, we have recorded an allowance for doubtful accounts of $155,781 and $155,781 at June 30, 2013 and September 30, 2012, respectively.

Property and equipment – Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the nine months ended June 30, 2013 and 2012 was $305,451 and $183,907, respectively.

Research and development – Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred.  Research and development costs for the nine months ended June 30, 2013 and 2012 were $2,125,657 and $1,033,435, respectively.

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of June 30, 2013, it was estimated that the gross loss on current contracts would be $0. Revenues of $564,236 and $477,290 have been recognized for the nine months ended June 30, 2013 and 2012, respectively.

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

Warranty Reserves - The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  As revenues for contracts are recognized, the Company will record a warranty reserve for estimated costs in connection with future warranty claims.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly.  The Company incurred no warranty expense for the nine months ended June 30, 2013 and 2012, relating to its completed projects.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Company's principal executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013 in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure due to our inability to record, process, summarize and report within the time periods specified in the SEC’s rules and forms. We plan on taking measures to educate appropriate staff as to the reporting requirements and implement a process by which management is alerted to events requiring disclosure.

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

On May 16, 2013, we entered into an agreement with JBT to manufacture the AGV’s and license certain software to be used in our robotic parking systems. We anticipate that as a result of this agreement and other factors, our costs to produce systems under contracts that we have previously executed, will exceed the costs of the systems we estimated at the time we entered into the agreements. While we have contracts with a potential value of $43 million as of August 13, 2013, which contemplate the execution of a more detailed agreement during the design stage, there is no guarantee that we will be able to pass along these additional costs to our customers. In the event we are unable to do so, we may not be able to enter into more detailed agreements, which may result in our customers terminating the contract or our entering into the contract without having these additional costs fully absorbed which will result in a reduction of our anticipated margins on these projects or incurring a loss on the project.

We are dependant on JBT Corp for the manufacture of AGV’s and license of software to be used in our robotic parking systems.

In May 2013, we entered into an agreement with JBT Corp, pursuant to which JBT will act as a sole-source provider of all AGV’s to be used in our robotic parking systems, and will license certain software to us for use in our robotic parking systems. The agreement can be terminated by JBT if we fail to meet minimum order requirements over the course of twelve month periods, or upon breach, insolvency or bankruptcy by either party. If the agreement is terminated, we have the ability to continue to purchase AGV’s and license JBT’s software for three years. Thereafter, we will be required to manufacture the AGV’s internally or find another third party manufacturer, and develop or license other software. If this occurs, we may not have the capability to do such manufacturing internally and may be unable to engage a third party manufacturer on favorable terms or at all. We are also dependent upon JBT to meet specified quality standards and delivery schedules. The failure of JBT to do so could result in our failure to satisfy our obligations under our contracts, which could expose us to claims by our customers and could harm our business reputation. JBT will be developing a next generation AGV for use in our parking systems. While we will have exclusive rights to use this AGV in our projects, JBT will have the intellectual property rights to all improvements.

Our debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to our intellectual property and/or other assets.

As of June 30, 2013, the principal amount of debt outstanding was approximately $23.2 million. In addition, as of August 13, 2013, we have $5,850,000 of additional borrowing availability under our Loan Agreement. Our level of indebtedness could have important consequences to us and you, including:

·	could impair our liquidity;

·	could make it more difficult for us to satisfy our other obligations;

·	require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

·	could impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

·	impose restrictions on us with respect to the use of our available cash, including in connection with future transactions;

·	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our licensing markets; and

·	could place us at a competitive disadvantage when compared to our competitors who have less debt.

Our operations may not generate sufficient cash to enable us to service our debt. If we were to fail to make any required payment under the Loan Agreement, notes and agreements governing our indebtedness or fail to comply with the covenants contained in the Loan Agreement, notes and agreements, we would be in default. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness, or a renegotiation of our Loan Agreement with more onerous terms and/or additional equity dilution. If the debt holders were to require immediate payment, we might not have sufficient assets to satisfy our obligations under the Loa Agreement, notes or our other indebtedness. It may also enable their lenders under the Loan Agreement to foreclose on the Company’s assets and/or its ownership interests in its subsidiaries. In such event, we could be forced to seek protection under bankruptcy laws, which could have a material adverse effect on our existing contracts and our ability to procure new contracts as well as our ability to recruit and/or retain employees. Accordingly, a default could have a significant adverse effect on the market value and marketability of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2013, the Company issued 61,900 shares of common stock in lieu of a cash payment of $173,890 of interest for the quarter ended June 30, 2013. Pursuant to the terms of the 2011 Notes, these shares of stock were issued at $2.81 per share.

On June 30, 2013, the Company issued 33,028 shares of common stock in lieu of a cash payment of $92,745 of interest for the quarter ended June 30, 2013. Pursuant to the terms of the 2012 Notes, these shares of stock were issued at $2.81 per share.

On June 30, 2013, the Company issued 16,386 shares of common stock in lieu of a cash payment of $45,999 of interest for the quarter ended June 30, 2013. Pursuant to the terms of the December 2012 Notes, these shares of stock were issued at $2.81 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1	Loan and Security Agreement dated June 6, 2013

10.2	Amendment No. 1 to the Loan and Security Agreement dated July 15, 2013

10.3	Amendment No. 2 to the Loan and Security Agreement dated August 6, 2013

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 (furnished, not filed)

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 1350 (furnished, not filed)

101 The following materials from Boomerang Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited, Consolidated Statements of Operations for the Nine and Three Months Ended June 30, 2013 and 2012, (ii) Unaudited, Consolidated Balance Sheets as of June 30, 2013 and September 30, 2012, (iii) Unaudited, Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2013 and 2012, and (iv) Notes to Unaudited, Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

Dated: August 14, 2013	By: /s/ Mark R. Patterson
Mark R. Patterson
Principal Executive Officer

Dated: August 14, 2013	By: /s/ Scott Shepherd
Scott Shepherd
Principal Financial Officer
and Principal Accounting Officer

