Form 10-K
period 2013-09-30
Boomerang Systems, Inc.
filed 2013-12-30
CIK 314712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $8,436,314 as of March 31, 2013

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  8,024,260 as of December 17, 2013

Item 1. Business.

Background and General Activities

Background

Our company, Boomerang Systems, Inc, is engaged in the business of marketing, designing, engineering, manufacturing, installing and servicing its RoboticValet® automated parking systems (“APS”), with corporate and sales offices in Florham Park, New Jersey, and a research, design, engineering, production and testing center in Logan, Utah.

Boomerang entered the business of automated parking systems by developing and marketing automated self-storage systems to provide the space efficiency, security, and convenience of 100% “drive-up accessible” vertical self-storage in densely-populated urban locations with high real estate values. This system, which we refer to as Boomerang’s Automated Locker Retrieval System or ALRS, stores steel storage containers in a steel rack system with a central open atrium and shuttles that move along a rail (i.e., “rack & rail”) transporting containers back and forth between storage locations and ground floor loading bays.

While promoting our self storage system, we received numerous inquiries to provide space-saving automated parking systems. In 2007, we began to develop APSs to expand our product line and enter that business.  While we believe automated self-storage has significant potential, we believe the demand for automated parking systems is substantially larger.

We first developed a “rack & rail” system to serve this market.  However, recently we have increased our focus on our RoboticValet® product.  While our rack & rail system competed with other rail or track based APSs offered by other automated parking providers, we believe that our RoboticValet system is unique in the marketplace with distinct advantages over other systems historically offered by competitors.

Boomerang has filed patent applications with respect to key aspects of its automated parking and self-storage systems. To date we have been awarded five (5) patents on a variety of automated self-storage system and components related to our RoboticValet and AGV systems. In addition, we have numerous domestic and international patent applications pending worldwide with additional applications in the pipeline. As an innovator in the field of APSs, Boomerang considers its patent estate and industry know-how to be an important corporate asset and market differentiator as compared with other providers in the field.  In addition, Boomerang has the rights to various trademarks, trade names or service marks used in its business, including RoboticValet and TrafficMaster®.

General Activities

Since we entered the business of automation in 2007, we have developed ALRS and APS test systems as well as commercial systems.  We believe that our test systems have been instrumental in advancing our understanding of the business, our proprietary technology and our implementation capabilities.  Demonstrating these systems to prospective customers has also proven useful in advancing our sales efforts.  Boomerang has manufactured one ALRS and four APSs for commercial use.  In addition, we have begun implementing our sixth commercial system, which is a RoboticValet APS and our largest APS to date, and signed a contract to deliver our seventh system, a RoboticValet APS.

The first commercial system was a fully automated ALRS.  Installed in New Kensington, PA, this self-storage facility is a six-level steel rack system with 170 leasable units.  Storage units in the system are retrieved and delivered automatically to one of five drive up accessible loading bays when requested by tenants via a kiosk adjacent to the loading bay or remotely via an access control panel upon the tenant entering the property.

The second system installed for a commercial use in 2008 was an APS installed in San Juan del Rio, Queretaro, Mexico.  This six level APS has the capacity to store eleven vehicles which can be retrieved to a ground floor loading bay via a kiosk and is used by the customer for employee parking.

The third system in commercial use is an APS installed at the Crystal Springs Golf & Spa Resort complex in Sussex County, NJ on property owned by Route 94 Development Corporation.  Route 94 Development Corporation is principally owned by Gail Mulvihill, who also has a substantial ownership interest in Boomerang and is the mother of Christopher Mulvihill, our President.  The structure housing this system was built in fiscal 2010, and the RoboticValet system was installed within the structure in fiscal 2011.  Implementation of this system has not and will not produce any revenue for us, however, we have the right to bring prospective customers to the site to demonstrate the system to them.  While we have been able to demonstrate our RoboticValet technology at our test facility in Utah, we believe that having this pilot facility installed and operational provides prospective buyers a more substantial validation of the viability of our RoboticValet system, since it serves as a demonstration of the RoboticValet system used in a commercial application.  This facility also provides a more convenient demonstration location for prospective customers located on the East Coast. This two level APS is designed to store up to 39 vehicles, with two ground level loading bays from which resort employees can store and retrieve vehicles. We received the Certificate of Occupancy for this facility on October 3, 2011.

Our fourth commercial system is an eight level APS in Miami Beach, Florida, with a maximum storage capacity of 139 vehicles.  The APS was installed and in partial commercial operation as of September 2012.  This APS is currently inoperative and is the subject of ongoing arbitration between Boomerang and the customer.

Our fifth commercial system is a rack and rail APS system we installed in a museum in Stuart, Florida, where it is used to store 55 antique cars in an interactive display.  This APS has been in successful operation since December 2012, when the customer accepted the completed system.

Boomerang began implementing its sixth system and its first RoboticValet APS in July 2013 at a site in Miami, FL, and completion of this project is scheduled for the second half of calendar 2014.  Upon completion, this next-generation system has been designed to consist of 480 parking spaces on 12 levels above grade.  Upon completion, cars will be automatically parked after entering one of five drive-in loading bays.  Cars will be automatically retrieved to the five loading bays when requested by tenants via a kiosk adjacent to the loading bay.  This APS is being built with a fully-integrated suite of hardware, 28 AGVs, five lifts, 480 vehicle trays, operating system software, and user interface (kiosks).  This project has hit all major milestones to date and is currently proceeding according to schedule and budget.

In December 2013, Boomerang executed a contract to deliver its seventh system and its second RoboticValet APS.  This system will be installed at a site in Champaign, Illinois.  Boomerang will commence installation in calendar 2014, with completion of the project scheduled for calendar 2015.  This four-level system has been designed to consist of up to 240 parking spaces, three AGVs, two lifts and two loading bays, with a fully-integrated suite of operating system software and user interfaces (kiosks).

We are working with a number of other customers regarding additional RoboticValet Parking Systems, including a number of projects that may reasonably be expected to result in revenue over the next two to three years.  Our sales and marketing efforts are now focused on working with developers with qualified, near-term projects.  We are currently engaged with six customers that have paid us approximately $360,000 to design and engineer RoboticValet Parking Systems for their prospective projects.

We typically work with customers during the preliminary stages of their projects to provide a limited range of services without compensation.  We will then perform paid site studies as the need for more detailed engineering drawings emerges. As the project advances to the design phase, we negotiate a detailed agreement with the customer or customer’s general contractor that will further define the deliverables, items related to the system to be provided by the customer and final design of the system.  Following the design period and execution of a detailed agreement, we would commence fabrication and installation of the agreed upon system.  The agreements typically provide that we receive installment payments upon achievement of certain contract milestones.

Revenue on these projects is recognized on a percentage of completion basis.

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

2

•
the customer makes a series of progress payments to us as engineering commences, materials are fabricated, delivered, installed and tested, with final payment typically being due 30 days following acceptance of the system by the customer;

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

Agreement with John Bean Technologies Corporation (“JBT”)

On May 16, 2013, Boomerang entered into an exclusive software licensing and manufacturing agreement with JBT Corporation  (“JBT”),  a supplier of automatic guided vehicle (“AGV”) systems. The four-year agreement will automatically renew for one-year periods unless terminated by either party. JBT licenses to us its SGV3000 software which we intend to incorporate into our systems, beginning with our first RoboticValet system described above.  In each year from the effective date of May 16, 2013, we are required to purchase a minimum of 25 AGV’s from JBT based on JBT’s cost plus an agreed upon profit. With our input, JBT may engineer a next generation AGV for exclusive use by Boomerang in the automated parking and self-storage markets. JBT will have the right to use the next generation AGV for applications other than automated parking systems. Any modifications or improvements to our current AGV will be the intellectual property of JBT, to the extent these modifications and improvements were developed solely by JBT. In the event of expiration or termination of the contract, JBT is subject to a three-year non-competition provision, and Boomerang will still be able to purchase AGVs and license JBT software.

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

Faster Construction Time – We believe that use of an APS can shorten a project’s construction timeline leading to lower borrowing costs and earning rent several months earlier. This is especially the case when an APS is installed below ground because the increased density of an APS allows for elimination of the lowest basements, which are the most time consuming and costly to build.

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

Limitations of Legacy APS – Rail and Track-based Systems

Prior to developing our RoboticValet APS, we studied the existing APS market.  Our meetings with real estate developers, architects, parking garage design consultants, traffic engineers, general contractors, parking operators and building and fire code officials led us to believe that despite all the potential benefits these systems could offer, the market for existing rail and track based APS technology was limited, for four primary reasons:

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

Boomerang’s RoboticValet System

Our product is the Boomerang RoboticValet System.  The key component to this system is our RoboticValet, an omni-directional, battery-powered robot that carries vehicles parked on self-supporting steel trays to and from storage spaces by driving directly on a concrete slab surface without a rail.  Unlike the machinery in rack & rail based systems, the RoboticValet can travel in any direction anywhere in the garage, including underneath rows of parked vehicles.

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

Omni-Directional Robots Instead Of Rail-Based Mechanisms

•	Provide redundancy through multiple paths of travel that can’t be achieved in a central rail system; and

•	Eliminate single point of failure and system down conditions. A disabled robot can be pushed into an empty parking space to be serviced while allowing the system to remain operational;

•	Navigate through large & irregularly shaped garages;

•	Move from floor-to-floor to react to demand spikes;

•	Avoid creating bottlenecks in high traffic areas;

•	Attain a higher throughput than a rail based system with less equipment;

Self-Supporting Stacking Steel Trays Instead Of Lifting Vehicles By Tires

•	Robots can travel under rows of parked vehicles to avoid bottlenecks

•	Multiple lanes of lateral movement eliminate single points of failure that can block traffic in the facility;

•	Vehicles lifted and moved without touching the vehicle;

•	Simplifies robot’s task of acquiring vehicles since the robot interfaces with the same standard tray on each transaction;

•	Mitigates complications arising from varied wheel bases, custom tires, flat tires, low hanging mufflers, mud flaps, and packed snow;

•	Stacking five or more trays eliminates the need to return empty trays each time a car exits.

Marketing

We employ two full-time sales persons.  In addition, we retain independent representatives to market our system.  Our marketing activities are principally directed at identifying and understanding potential customers and markets and educating government agencies, architects, engineers, and contractors, as well as potential customers about our products and services.  We are currently focused on markets in the United States and Canada.  We target the following markets: residential apartments and condominiums, office complexes, car dealerships, public garages, hospitals, casinos, hotels, airports, service facilities and universities.

We utilize the RoboticValet demonstration unit in our manufacturing facility in Logan, Utah to demonstrate the capabilities of our system to potential customers.  In addition, the RoboticValet parking facility we installed in 2011 at Crystal Springs Golf & Spa Resort not only functions in a commercial environment, but also serves as a “show room” for our customers.

During 2013, Boomerang ceased pursuing its legacy rack-and-rail based APS in order to focus its resources and efforts on the next-generation RoboticValet system in the U.S. and Canada.

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

In 2013, Boomerang terminated a shareholders agreement between our wholly-owned subsidiary, Boomerang USA Corp., and Tawreed Companies Representation, an entity established under the laws of the Emirate of Abu Dhabi and the United Arab Emirates.  This 2009 Agreement was intended to expand our business into Abu Dhabi and possibly elsewhere.

On April 21, 2013, we terminated the agreement between our wholly-owned subsidiary, Boomerang MP Holdings Inc., and Stokes Industries-USA, LLC, a joint venture for the purpose of marketing, selling and installing mechanical parking systems in North America.

Sales

We work with numerous prospective customers to evaluate the feasibility of RoboticValet Parking Systems and focus on projects that we reasonably expect to result in revenue over the next two to three years.  Our sales and marketing efforts are focused on working with developers with qualified, near-term projects.  We typically work with customers during the preliminary stages of their projects to provide a limited range of services without compensation.  We will perform paid site studies as the need for more detailed engineering drawings emerges. As the project advances to the design phase, we will negotiate a detailed agreement with the customer or customer’s general contractor that will further define the deliverables, items related to the system to be provided by the customer and final design of the system.

Manufacturing & Installation

Every component of a RoboticValet project is tested at our manufacturing facility in Logan, Utah, before it arrives at a customer’s site, where highly experienced teams install and commission the system.  Boomerang’s dedicated installation team and a group of experienced subcontracting companies work at the customer site to install and commission the equipment for our RoboticValet system into a concrete deck structure provided by the client, which results in a significant simplification of the installation process, in contrast to legacy systems that require a specialized structure.  In all cases, our customers will be responsible for obtaining all local and other governmental permits and approvals to construct the structure at their intended location.

On May 16, 2013, Boomerang entered into an exclusive software licensing and manufacturing agreement with JBT Corporation, see “Business – Agreement with John Bean Technologies Corporation.”

Research and Development

For the years ended September 30, 2013 and 2012, the Company incurred $2,242,414 and $1,557,898 of research and development expenses, respectively.  These expenses relate primarily to design, development, testing and enhancement for RoboticValet subsystems, including robots, vertical lifts, loading bays and TrafficMaster software.  To date, we have invested greater than $11 million in the development and refinement of our systems and technologies.

Inventory

Our RoboticValet systems are engineered and configured-to-order for each customer, and we maintain extremely limited inventories of components or sub-assemblies for these systems.  Although each system is engineered-to-order, many of the sub-assemblies utilize standard design architectures, and most components are standardized across RoboticValet systems, allowing us to maintain sufficient inventory reserves while conserving cash.

Working Capital

Our contracts typically include provisions for advanced payment upon commencement of engineering and design work and, thereafter, milestone payments to match project costs and to keep our projects cash flow positive.  Currently, however, we have a small number of revenue-generating projects and are below a breakeven level of operation.  Until our volume of projects increases, we will experience cash outflows relative to our overhead and administrative costs, and we will require additional capital until we reach a breakeven level of production.  Our current cash balance, combined with funds available through our loan and security agreement is expected to last until approximately February 2015 in the absence of additional funding or cash advances associated with additional customer contracts.

Competition

We experience intense competition from others in the manufacturing and marketing of our automated parking systems.  We have identified more than ten competitors engaged in the manufacture and marketing of automated parking systems.  Some of our competitors are divisions of large multi-national enterprises, are better capitalized than we are and have been in business longer than we have.  They may also have an installed project base, established relationships with potential customers and others in the parking industry and access to greater technical resources than those available to us.  Currently we are aware of at least one competitor attempting to commercialize a product which appears to emulate our RoboticValet system, and based on the positive reception we have received from the market for our RoboticValet product, we believe other competitors will attempt to develop a similar system if they are not doing so already.  In addition, manufacturers of automated materials handling warehouse systems not in the automated parking business may seek to manufacture systems in competition with us. Other automated parking systems are available from both domestic and foreign manufacturers, and it can be anticipated that others will seek to enter the market.  We also compete with traditional parking systems which are more economically viable in cases where land and space are not as valuable.

We seek to achieve a competitive advantage over other automated parking systems as follows:

•	We have a significant and expanding body of intellectual property which we intend to vigorously defend.

•
By working with our partner, JBT, and other best-in-class partners, we are able to demonstrate to customers the substantial reduction of the technological risk and project execution risks associated with a Boomerang RoboticValet system.

•	By continuing to improve and enhance our hardware and software products to maintain what we believe is our leadership role in APS technology.

•	By keeping our systems cost effective through standard architecture and our agreement with JBT, we make them simple to build, operate and maintain.

•	By focusing our activities on RoboticValet APS, we believe we are more responsive than our competitors to the needs and requirements of our customers.

•
By having a highly skilled set of project resources and best-in-class partners, along with our production facilities within the continental United States we enhance our ability to deliver and construct systems with greater speed and fewer logistical issues and lower shipping costs.

We believe our RoboticValet system represents an advance in automated parking and will provide us with a significant competitive advantage in system performance and an ability to provide developers with a parking system which is more easily approved by governmental entities.

Employees

As of September 30, 2013, we had 33 full-time employees and 6 part-time employees.  Of these, 8 full-time employees are in executive and general and administrative positions, 13 full-time employees and 1 part-time employee are engaged in design and engineering, 3 full-time employees are engaged in project management, 7 full-time employees and 5 part-time employees are engaged in manufacture and operations activities and 2 full-time employees are engaged in marketing and sales activities.

Prior Activities

Boomerang Utah was incorporated on December 6, 2006.  From inception through the first quarter 2008, Boomerang Utah was a developmental stage company doing research and development on its automated racking parking and storage systems.

Organization

Our company was incorporated under the laws of the State of Delaware on October 11, 1979. On November 8, 2004, we amended our certificate of incorporation to change our corporate name to Digital Imaging Resources Inc. (“Digital”) from Dominion Resources Inc.

On February 6, 2008, we completed the acquisition (the “Acquisition”) of the business, assets and liabilities of Boomerang Utah by the merger of the Boomerang Utah into Boomerang Sub, Inc., a wholly owned subsidiary of ours. We issued as consideration for the acquisition 666,667 shares of our Common Stock.  In connection with the closing of the merger we (i) completed a private placement of 100,000 shares of our Common Stock pursuant to a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) resulting in net proceeds to us of approximately $1,700,000, (ii) effected a one-for-fifteen reverse stock split of our outstanding shares (the “Reverse Split”) and (iii) filed an amendment to our Certificate of Incorporation with the State of Delaware effecting a change in our corporate name to Boomerang Systems, Inc. All share amounts in this report and in the Company’s financial statements reflect the Reverse Split for all periods presented.

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

We have limited relevant operating history which makes it difficult to predict future growth and operating results.

Due to our transition from building test systems to the commercialization of our systems including our recent focus on our Robotic Valet systems, we have a limited relevant  operating history which makes it impossible to reliably predict future growth and operating results. We are subject to all the risks and uncertainties which are characteristic of an emerging business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks. We face a high risk of business failure because we have limited commercial sales, generated relatively small revenues and have had only material losses since our inception. We may continue to incur losses in the future. We have designed, marketed and manufactured only a small number of automated storage and parking systems and have had limited implementations of our systems. There can be no assurance that we will enter into contracts for and complete a significant number of APSs, generate significant operating revenues in the future or that we will ever be able to achieve profitable operations in the future. We face all of the risks commonly encountered by other businesses that lack an established profitable operating history and significant and recurring revenue, including, but not limited to, the need for additional capital and personnel, and intense competition.

Our debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to our intellectual property and/or other assets.
As of September 30, 2013, the principal amount of debt outstanding was approximately $23.9 million. In addition, as of December 16, 2013, we have approximately $4.8 million of additional borrowing availability under our Loan Agreement.  Our level of indebtedness could have important consequences to us and you, including:

•	could impair our liquidity;

•	could make it more difficult for us to satisfy our other obligations;

•
require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	could impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

•	impose restrictions on us with respect to the use of our available cash, including in connection with future transactions;

•	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our licensing markets; and

•	could place us at a competitive disadvantage when compared to our competitors who have less debt.

Our operations may not generate sufficient cash to enable us to service our debt. If we were to fail to make any required payment under the Loan Agreement, notes and agreements governing our indebtedness or fail to comply with the covenants contained in the Loan Agreement, notes and agreements, we would be in default. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness, or a renegotiation of our Loan Agreement with more onerous terms and/or additional equity dilution. If the debt holders were to require immediate payment, we might not have sufficient assets to satisfy our obligations under the Loan Agreement, notes or our other indebtedness.   It may also enable their lenders under the Loan Agreement to foreclose on the Company’s assets and/or its ownership interests in its subsidiaries.  In such event, we could be forced to seek protection under bankruptcy laws, which could have a material adverse effect on our existing contracts and our ability to procure new contracts as well as our ability to recruit and/or retain employees. Accordingly, a default could have a significant adverse effect on the market value and marketability of our common stock.

We have a limited amount of cash to grow our operations.  If we cannot obtain additional sources of cash, our growth prospects and future profitability may be materially adversely affected and we may not be able to implement our business plan or fulfill contracts. Such additional financing may not be available on satisfactory terms or it may not be available when needed, or at all.
As of September 30, 2013, we had cash and cash equivalents of $636,940 and additional borrowings of $4,816,667 available through our loan and security agreement, subject to the terms thereof.  These two sources of cash are expected to allow us to operate our business to approximately February 2015 without securing any additional contracts.  To implement our full business plan we may require additional funds and would anticipate seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt.  There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all.  If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations.  If we issue securities to raise capital, our existing stockholders may experience dilution, or the new securities may have rights senior to those of our common stock.

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
Since emerging from the status of a business development company in 2008, we have generated few sales, and have generated an operating loss in each financial period.  Our accumulated deficit as of September 30, 2013 was $81,459,499.  Losses are continuing to date and are expected to continue into the future until such time as we are able to generate meaningful sales of our systems.   In order to improve our profitability, we have taken action to reduce our costs but we will need to continue to generate new sales. As we continue to invest to grow our business, we may not be able to successfully generate sufficient sales to achieve profitability. If we fail to generate cash from projects, or if the cash requirements of our business change as the result of changes in the cost of materials, a decline in the real estate market or other causes, we could no longer have the cash resources required to run our business. There is no assurance that we will achieve profitable operations at any point in time.

We have generated only limited revenues to date and we cannot assure you that we will be able to significantly increase our revenues
We have only generated aggregate revenues of approximately $7.1 million from system sales since we entered the business of automation in 2008, although our revenues have increased from approximately $1.1 million in 2012 to approximately $2.7 million in 2013.  Although we are focused on projects that may result in short-term revenue and are currently engaged with six paying customers to evaluate the feasibility of RoboticValet Parking Systems, there is no guarantee that these customers will ever produce revenue for our business.

We have limited experience commercializing our automated parking systems and much of our technology has been factory tested but not fully field tested.
We expect that, as our systems are installed and used, they will be tested in ways that we cannot fully duplicate in our factory.  As a result, once our parking systems are used in commercial operations, we may discover various aspects of our systems that require improvement.  Any significant improvement could delay existing projects and new sales, could result in increased cost or lowered performance for our systems and could negatively impact the market’s acceptance of our systems.

Because our parking systems are different from those currently available, we must actively seek market acceptance of our systems, which we expect may occur gradually.
Our systems are new and our current RoboticValet automated parking system is substantially different from existing automated parking systems as well as traditional parking garages.  A number of enterprises, municipalities and other organizations that could be potential customers for our systems may be reluctant to commit themselves to our systems until one or more systems have been tested in commercial operations over a significant period of time.  As a result, we may experience difficulty in achieving market acceptance for our systems.  A number of automated parking systems exist in the United States and elsewhere.  These systems are materially different in concept from our robotic system.  We believe that our RoboticValet system offers a number of advantages over existing automated systems and traditional parking structures. However, we expect challenges in demonstrating the advantages of our systems to potential customers and possibly others in the absence of significant historical data as to their performance.  A customer that purchases our systems will likely design the project around it and therefore would encounter significant difficulties if the system did not perform as claimed.  We expect that widespread market acceptance of our systems may occur only gradually over time.  A significant ramp-up in sales may be delayed until our systems achieve a meaningful history of commercial operations, which would delay our anticipated recognition of revenues.

We have in the past experienced delays and cost overruns and may do so on future projects.
Our APSs are complex systems that require significant advance planning and constitute a key component of our customer’s real estate development project, and the project itself consists of many other components not provided by us. Some of these components, such as the foundation upon which the system is to be installed, must be in place before we can install our system. In addition, other components provided by the customer are not supplied by us but must be implemented in conjunction with the installation and commissioning of our system. Delays in the procurement of those components, and lack of coordination between other contractors implementing those components could have a negative impact on the project schedule and result in cost overruns.  We have in the past experienced a number of delays and cost overruns on certain projects and may experience delays and cost overruns on future projects.  Delays and cost overruns in implementing a project will negatively affect our cash flow and operating results and could cause harm to our reputation.

We may experience substantial delays in the start dates, manufacturing and installation of our systems due to factors out of our control.
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
Since we typically do not perform such work until we have been contracted by our customer, it is possible that our proposed design solution may not meet our customer’s requirements or perform consistently under continuous commercial application. Failure of a system to meet our customers’ expectations or properly perform could harm our reputation and negatively impact our operating results and cash flow and could subject us to litigation.

Some of our contracts contain fixed-price provisions that could result in losses or decreased profits if we fail to execute according to the project budget.
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

The pace of commercial construction may cause a decline in the type of real estate development projects that we intend to target.

Because our sales will depend on the development of projects in which our systems will be incorporated, our sales are likely to be heavily dependent on the construction climate in the markets that we address.  Since 2007, new real estate projects in the United States have experienced substantial declines and it is not clear whether, when or to what extent a recovery will occur.  Any significant slump in new project construction would make it more difficult for us to achieve our growth objectives.

Our ability to perform under our contracts and thereby recognize some or all revenues is dependent on the ability of the project owner to commence and complete construction of the project.

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

As of December 17, 2013, we have manufactured and assembled four automated parking and one automated storage system intended for commercial use and have one additional system currently being assembled and installed.  While in the past we have underestimated costs for certain projects, we believe we have improved our ability to estimate the costs required to manufacture and install a project.  However, there is no assurance that we will estimate all costs correctly on future projects, and this could lead to contracts that are not profitable.

We are dependent on JBT Corp for the software to be used in our robotic parking systems, in some cases we may buy AGVs from JBT for our systems, and JBT may design a next-generation AGV for use in future APS projects.
In May 2013, we entered into an agreement with JBT Corporation, pursuant to which JBT will license certain software to us for use in our robotic parking systems.  In the future, JBT may also act as a sole-source provider of AGVs to be used in our robotic parking systems and will earn a fixed profit per AGV.  By mutual agreement with JBT, Boomerang will assemble, test and deliver all AGVs for the BrickellHouse project and for subsequent projects in which our current, first-generation AGV design is included. While JBT has consented to Boomerang building all first-generation AGVs, Boomerang may not meet the annual minimum order requirements of the JBT agreement. The agreement may be terminated by JBT if we do not meet minimum order requirements over the course of twelve month periods, or upon breach, insolvency or bankruptcy by either party.  If the agreement is terminated, Boomerang will be entitled to license JBT software and/or purchase JBT-designed AGVs for up to three years following termination.  Thereafter, we may be required to find another third party provider of software. JBT may develop a next generation AGV for use in future RoboticValet parking systems.  While we will have exclusive rights to use this AGV in our projects, JBT may have the intellectual property rights to all improvements, in the event that such development work is performed exclusively by JBT.

The loss of one or more of our key suppliers, or increase in prices, could cause production delays, a reduction of revenues or an increase in costs.
The principal components we use are a combination of mechanical, electromechanical and computing components.  In addition, we use several components such as batteries, control boards and sensors in the manufacture of our equipment. We have no long-term supply agreements with any of our major suppliers. However, we have generally been able to obtain sufficient supplies of raw materials and components for our operations. Although we believe that such raw materials and components are readily available from alternate sources, an interruption in the supply of steel and related products or a substantial increase in the price of any of these raw materials and components could result in a delay in our ability to build and install systems and reductions in our profit margins.

We expect to face intense competition in selling our systems and we may not be able to compete with our more established competitors.

While we believe that our systems offer a number of advantages over existing garage structures, and other automated parking systems, we expect to face intense competition not only from other systems, but from rack and rail systems and traditional parking garages.  Many of the companies with which we may compete have established products, existing relationships and financial capacity that may offer them a competitive advantage.  If we are correct in our assumption that the advantages of our systems are significant to customers, we can anticipate that other companies, some with stronger financial capabilities than we have, will seek to design comparable systems that offer similar or greater advantages.  We expect that we will have to continually innovate our products and solutions to reduce cost and increase effectiveness in order to remain competitive and there is no assurance that our systems will become competitive or remain so over time.

There is no guarantee that we will be granted patent protection for all patents we have filed or will file in the future.  This may decrease our competitive position and subject us to intellectual property disputes with third parties, both of which may have a material adverse effect on our business, results of operations and financial condition.

We have filed and will continue to file patent applications with respect to key components of our automated parking systems and have been granted patent protection for certain subsystems of our RoboticValet parking system.  However, there can be no assurance that our pending applications will be allowed and that additional patent protection will be granted.  Accordingly, we may have limited protection to prevent others from entering into competition with us.

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

We rely for the conduct of our business on a small group of people whose expertise and knowledge of our business are critical to the prospects for its success.  Our Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer, and other key personnel have accepted substantial equity interests and less cash for their services and it is unlikely that we could attract employees of comparable ability for the cash compensation that we are currently paying to these individuals.  The loss of any of our key management team would cause significant disruption in our operations and would require us to seek suitable replacements.  There is no assurance that we could attract qualified employees quickly or without incurring significant increased cost.

Because our Chief Executive Officer has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, which may cause our business to fail.

Although our Chief Executive Officer has agreed to devote the vast majority of his productive time, ability and attention to our business, he also is permitted to provide consulting services to third parties on a limited basis, and to serve on other boards of directors.   Accordingly, our Chief Executive Officer may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of our Chief Executive Officer’s other business commitments will keep him from devoting sufficient time to the management of our business. Competing demands on his time may lead to a divergence between his interests and the interests of other shareholders.

Our foreign operations, could subject us to increased regulations and risks.  Failure to comply with these laws may affect our ability to conduct business in certain countries and may affect our financial performance.

Currently our sales efforts are focused in the United States and Canada.  Any future overseas sales efforts might or would subject us to a number of risks, including:

•	currency fluctuations, which could affect our revenues for transactions denominated in non-U.S. currency or make our services relatively more expensive if denominated in United States currency;

•	difficulties in staffing and managing foreign operations;

•	changes in regulatory structures or trade policies; and

•	tariff and tax regulations.

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

Based upon our marketing experience to date, we expect to undergo rapid growth of our operations as our sales, manufacturing and installation activity increase; we may experience challenges associated with growth, including being able  to retain and hire qualified employees and to implement infrastructure changes necessary to support this growth which would negatively adversely affect us.

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

Our management team is limited in size.  Our current resources may be faced with competing demands, including public company obligations.

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

As of September 30, 2013, we had outstanding notes convertible into 4,762,313 shares of common stock and options and warrants to purchase 10,654,934 shares of common stock.  The conversion of some or all of the outstanding convertible notes or exercise of some or all of the outstanding options and warrants will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon conversion of the notes or exercise of the warrants could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible notes or options and warrants may encourage short selling by market participants because the conversion of the convertible notes or exercise of the options and warrants could depress the price of our common stock.

The conversion price of the outstanding convertible notes and the exercise price of many of the outstanding warrants are subject to adjustment for below conversion price and exercise price issuances of common stock and common stock equivalents.
As of September 30, 2013, we had outstanding approximately $20.9 million principal amount of convertible notes at rates between $4.10 and $4.84, and warrants to purchase 5,582,865 shares of common stock at exercise prices between $4.10 and $5.00, respectively, which are subject to adjustment for issuances of common stock or common stock equivalents below the respective conversion price or exercise price.  In the event we issue shares of common stock or securities convertible into or exchangeable or exercisable for common stock, the conversion rate of the outstanding notes and the exercise price of the warrants would decrease, resulting in a greater number of shares of common stock issuable upon conversion of the convertible notes and exercise of the warrants.  Such an adjustment would have a dilutive effect on the holders of our outstanding common stock and could negatively impact the market price for our common stock.

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

Application of guidance related to the Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock has negatively impacted our statement of operations in the past and could continue to negatively impact our statement of operations.

For the year ended September 30, 2013, we reported an unrealized gain on derivatives of $1,302,159 in our consolidated statements of operations as a result of the change in fair value of derivative liability relating to the outstanding warrants and the beneficial conversion feature associated with our November and December 2011 offering.  Our net income (loss) will continue to fluctuate as a result of the impact of such warrants and will be adversely affected in each reporting period in which the fair value of the warrants and beneficial conversion feature increase.

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

As of December 17, 2013, we had:

•	10,322,018 shares of common stock that were subject to outstanding warrants;

•	623,385 shares of common stock that were subject to options; and

•	$20,899,520 of outstanding notes that were convertible into a maximum of 4,762,313 shares of common stock, subject to adjustment.

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

Item 2. Properties.

We entered into a five year lease, which commenced on December 1, 2011, for principal office space, consisting of approximately 7,350 square feet, located at 30 B Vreeland Avenue, Florham Park, NJ.   This is also the location of our sales and marketing activities.  Manufacturing and assembly occurs at 324 West 2500 North, Logan, Utah.  A total of approximately 50,150 square feet for manufacturing, office and conference room space is subject to lease agreements with SB&G Properties and Stan Checketts Properties, both of which are related parties.  Both of these leases are on a month-to-month basis.   If we are unable to extend these leases in the future, we will need to find another manufacturing facility, which may have an adverse impact on our operations.

Item 3. Legal Proceedings

On March 15, 2013, Crescent Heights R&D, LLC (“Crescent Heights”), filed a complaint against Boomerang in the State of Florida for fraud, breach of contract and specific performance, as well as equitable rescission which alleged an unspecified amount of damages in excess of the purchase price.  Boomerang was subsequently granted a motion to remove this matter to federal court.  On May 17, 2013, the court entered an order that our motion to compel arbitration and stay proceedings be granted.  The parties have agreed to arbitrate the matter in front of the American Arbitration Association.  An arbitrator has been selected and an arbitration hearing will take place in June/July 2014.  The dispute arises from a contract to provide a rack and rail automated parking system.  Crescent Heights’ claims, Boomerang’s defenses and Boomerang’s affirmative claims all arise from the contract.  Due to the ongoing arbitration with Crescent Heights, Boomerang has eliminated the warranty reserve associated with this project.

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

In addition to the above, we may from time to time become involved in litigation relating to claims arising from the ordinary course of business. These claims, even if not meritous, could result in the expenditure of significant financial and managerial resources.

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

	Bid Range
	High	Low
Fiscal Year 2013:
Fourth Quarter	$1.97	$1.12
Third Quarter	$3.00	$1.20
Second Quarter	$4.65	$1.87
First Quarter	$3.63	$1.01

Fiscal Year 2012:
Fourth Quarter	$4.60	$3.62
Third Quarter	$4.75	$4.40
Second Quarter	$4.50	$3.51
First Quarter	$10.01	$4.10

On December 17, 2013, the last sale of our common stock was $1.56 and the number of record holders of our Common Stock was 570.  We have never paid a cash dividend on our Common Stock and anticipated capital requirements make it unlikely that any cash dividends will be paid on our common stock in the foreseeable future.

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

Recent Developments

On May 16, 2013, Boomerang entered into an exclusive software licensing and manufacturing agreement with JBT Corporation  (“JBT”),  a supplier of automatic guided vehicle (“AGV”) systems. The four-year agreement will automatically renew for one-year periods unless terminated by either party. JBT licenses to us its SGV3000 software which we intend to incorporate into our systems, beginning with our first RoboticValet system described above.  In each contract year from the effective date of May 16, 2013, we are required to purchase a minimum of 25 AGV’s from JBT based on JBT’s cost plus an agreed upon profit. With our input, JBT may engineer a next generation AGV for exclusive use by Boomerang in the automated parking and self-storage markets. JBT will have the right to use the next generation AGV for applications other than automated parking systems. Any modifications or improvements to our current AGV will be the intellectual property of JBT, to the extent these modifications and improvements were developed solely by JBT. In the event of expiration or termination of the contract, JBT is subject to a three-year non-competition provision, during which Boomerang will still be able to purchase AGVs and license JBT software.

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

Changes in the project scope, site conditions, staff performance and delays or problems with the equipment used on the project can result in changes to costs may or may not be billable to the customer and can result in changes to the project profit.

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

Liquidity and Capital Resources

Cash and cash equivalents for the fiscal year ended September 30, 2013 decreased by $1,442,295 to $636,940 as of September 30, 2013, down from $2,079,235 as of September 30, 2012.  As of September 30, 2013, our working capital together with funds of approximately $4.8 million available under our loan and security agreement (approximately $3.4 million as of December 17, 2013), expect to allow us to carry out our business plan until approximately February 2015 without securing any additional contracts.  To implement our full business plan, we may require additional funds  and anticipate raising these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations.

For the fiscal year ended September 30, 2013, we had a net loss of $11,224,890. Included in this net loss were several non-cash expenses that partially offset the use of cash. These non-cash expenses include depreciation of $380,055, amortization of discount on convertible debt of $ 3,308,735, issuance of common stock for interest of $1,209,487, a loss on equity investment of $404,431, expenses from the issuance of stock options of $16,863.  These items were offset by non-cash gains on the sales of fixed assets of $170,574 and on a non-cash gain on the fair value of derivative of $1,302,159.  Cash decreased as we experienced a fiscal year increase in inventories of $208,200, in prepaid expenses and other assets of $59,448 as well as decreases in deposits payable of $59,403, billings in excess of costs of $5,147 and in estimated loss on uncompleted contract of $418,825.  Cash increased as we experienced a fiscal year decreases in accounts receivable of $63,341, in restricted cash of $81,671.  Cash also increased as we experienced increases in accounts payable and accrued liabilities of $290,851, due to related parties of $176,610, and in costs in excess of billings of $95,024.  After adjusting our net loss for these non-cash items and the net changes in assets and liabilities, net cash used in operations was $7,421,578 for the fiscal year ended September 30, 2013.

Financing activities provided $5,825,752 for the fiscal year ended September 30, 2013.  Net cash provided by financing activities consisted of $3,033,333 of proceeds from notes payable and $3,075,000 of proceeds from private placements of convertible notes and warrants, offset by $282,581 of note and line of credit repayments.

During the fiscal year ended September 30, 2013, net cash used in investing activities consisted of additional equity investments in our joint ventures of $174,236 and an increase in property, plant and equipment of $26,433. Proceeds from the sale of fixed assets increased cash by $354,200.  Accordingly, net cash used in investing activities was $153,351.

There were no off-balance sheet arrangements during the fiscal year ended September 30, 2013 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Convertible Notes

As of September 30, 2013, the Company had approximately $20.9 million of indebtedness under convertible promissory notes associated with the November/December 2011 Offering (“2011 Notes”), June/July 2012 Offering (“2012 Notes”) and December 2012 Offering (“December 2012 Notes” and, together with the 2011 Notes and 2012 Notes, the “Notes”).  The Notes become due between November 2016 and December 2017.  The Notes are convertible into 2,835,282 shares of common stock at $4.10, 1,291,685 shares of common stock at $4.80 and 635,346 shares of common stock at $4.84.  The 2011 Notes and 2012 Notes are subject to a weighted average adjustment, and the December 2012 Notes a full ratchet adjustment, in each case, for issuances of common stock or common stock equivalents below the conversion price, subject to certain exceptions.  The respective conversion price for the 2012 Notes and December 2012 Notes may not be adjusted below $0.25.  Interest accrues on the Notes at 6% per annum, payable quarterly at the Company’s option in: (i) cash or (ii) shares of Common Stock.

Certain officers, directors, 5% stockholders and affiliates are holders of the above Notes, see “Certain Relationships and Related Transactions” for a list of these affiliate noteholders.

For so long as the above Notes are outstanding, without the prior written consent of the holders of at least a majority of the aggregate principal amount of each of the Notes, the Company may not:

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

•
and may not permit its subsidiaries to, engage in any transactions with any officer, director, employee or any affiliate of the Company, including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer, director or such employee or, to the knowledge of the Company, any entity in which any officer, director, or any such employee has a substantial interest or is an officer, director, trustee or partner, in each case in excess of $50,000, other than: (i) for payment of reasonable salary for services actually rendered, as approved by the Board of Directors of the Company as fair in all respects to the Company, (ii) reimbursement for expenses incurred on behalf of the Company (iii) transactions and written arrangements in existence on the date of the initial issuance of the notes, and any amendments, modifications, cancellations, terminations, limitations and waivers approved by a majority of the independent disinterested directors of the Company; and

•
and may not permit any subsidiary to: (i) declare or pay any dividends or make any distributions to any holder(s) of common stock or such subsidiaries (other than dividends and distributions from a subsidiary to the Company) or (ii) purchase or otherwise acquire for value, directly or indirectly, any shares or other equity security of the Company, other than the notes or warrants issued in connection with the notes

Derivative Liability

The Company has valued the warrants issued in connection with the November/December 2011 Offering, the 2011 Warrants, and the beneficial conversion features (“BCF”) of the 2011 Notes, to their maximum value in proportion to the 2011 Notes and had accounted for them as a discount to the debt. In certain circumstances the convertibility features and the attached Warrants contain reset provisions which adjust the conversion price of the 2011 Notes and the exercise price of the 2011 Warrants should the Company sell additional shares of common stock below the initial conversion price of the 2011 Notes or warrant exercise price as agreed to upon entry into the convertible notes payable. The Company has assessed that the reset provision for the convertibility feature and the warrant exercise price are such that they are not indexed to the Common Stock and is therefore a derivative in accordance with ASC 815-40 (formerly EITF 07-5).  As such the derivative was valued on the date of its initiation, with each issuance of convertible debt, and will be re-valued at its fair value at each subsequent interim and annual reporting period.

The Company valued the 2011 Warrants and the BCF, and the resulting derivative liability, at $5,309,941 each for the 2011 Warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt during the first quarter of fiscal 2012. This discount will be amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the 2011 Warrants. The valuation of the 2011 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.7% iii) risk free interest rate of 0.9% and expected term of 5 years.

As of September 30, 2012, the aggregate fair value of the derivative was $12,813,928. The revaluation of the derivative as of September 30, 2013 resulted in a derivative value of $11,537,248. The change in fair value of the derivative from the date(s) of note issuance through September 30, 2013 resulted in a gain on the fair value of the derivative liability of $1,276,680. The derivative liability was revalued on September 30, 2013 using the Black-Scholes option pricing model with the following weighted assumptions:   i) expected dividend rate of 0% ii) expected volatility of 50.09% iii) risk free interest rate of 1.39% and expected term of 3.10 years.

In connection with the 2011 Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase an aggregate of 109,177 shares of common stock.  The Placement Agent Warrants expire five years from the respective date of issuance and contain substantially the same terms as those issued to subscribers.  The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the Warrants issued to the purchasers of 2011 Notes in the 2011 Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $255,735 at September 30, 2012, was revalued at $230,256 at September 30, 2013. The valuation at September 30, 2013 was valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants granted to the debt holders as of September 30, 2013. The difference in valuation for the year ended September 30, 2013 was $25,479, accounted for as a gain on the fair value of derivative.

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

On July 12, 2013 and August 6, 2013, the Borrowers entered into Amendments No. 1 (the “Amendment”) and No. 2 (the “2nd Amendment”) to the Loan Agreement (collectively “the Amendments”).  Pursuant to the Amendments, the additional Lenders committed to fund an additional $3,100,000 principal amount of loans to the Borrowers, bringing aggregate commitments under the Loan Agreement to $7,850,000.

As of September 30, 2013, the Company drew down an aggregate of $3,033,333 under the Loan Agreement.  On October 29, 2013, the Company drew down an additional $1,452,207 under the Loan Agreement.  As of December 17, 2013, aggregate borrowings under the Loan Agreement were $4,485,540, leaving additional borrowings under the Loan Agreement of $3,364,460.

The notes bear interest at the rate of 15% per annum, payable upon maturity. The maturity date of the Notes is May 31, 2016, subject to earlier prepayment upon acceleration of the occurrence of an event of default (as defined in the Loan agreement); provided further that the Company may prepay the Notes at any time without penalty.  The Company accrued approximately $107,000 of accrued interest during the year ended September 30, 2013.

Pursuant to the Loan Agreement, the Borrowers assigned, pledged and granted to the Lenders a security interest in substantially all of their respective assets, including their respective intellectual property, accounts, receivables, general intangibles, equipment, inventory, all of the proceeds and products of the foregoing and the Company’s equity interests in the other Borrowers.

As partial consideration for providing advances under the Loan Agreement, the Company agreed to issue to each Lender warrants to purchase 20,000 shares of its common stock for each $100,000 advanced. Pursuant to the draw downs during the year ended September 30, 2013, the Company issued warrants to purchase an aggregate of 606,680 shares of common stock. The warrants are exercisable at $5.00 per share, subject to full ratchet adjustment for issuance below the exercise price, subject to certain exceptions.  The warrants expire on June 6, 2018.  The Company valued these warrants at $1,357,136, recorded as a discount to long-term debt. This discount will be amortized over the life of the notes or until such time as the notes are repaid, or upon exercise of the warrants. The valuation of the warrants was determined using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility between 50.09-51.20% iii) risk free interest rate between 1.12-1.39% and expected term of 5 years.  During the year ended September 30, 2013, the Company amortized $108,975 of the of debt discount.

The following officers, directors and 5% shareholders of the Company participated as Affiliate Lenders:

Name	Commitment	Amount Funded as of September 30, 2013	Aggregate Number of Warrants Issuable	Warrants Issued as of September 30, 2013

The Estate of Gene Mulvihill(1)	$500,000	$285,714	100,000	57,143
Sunset Marathon Partners LLC(2)	$250,000	$142,857	50,000	28,571
MRP Holdings LLC(3)	$200,000	$90,476	40,000	18,093
Burton I. Koffman and David Koffman(4)	$750,000	$428,571	150,000	85,712
Anthony P. Miele III(5)	$25,000	$8,333	5,000	1,667
Alexandria Equities, LLC(6)	$200,000	$66,667	40,000	13,334
Albert Behler(7)	$200,000	$66,667	40,000	13,334

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

(4)
Directly and indirectly through entities they control and by members of their families and entities they control, Burton Koffman and David Koffman are principal stockholders of the Company. In addition, David Koffman is a director of the Company.

(5)	Anthony P. Miele, III is a director of the Company.

(6)	Alexandria Equities, LLC is a principal stockholder of the Company.

(7)	Albert Behler is a principal stockholder of the Company.

A majority of the principal amount of each series of Notes consented to the Company’s entering into the Loan Agreement and increasing the secured indebtedness under the Loan Agreement, and acknowledged that the secured indebtedness under the Loan Agreement is senior in right of payment and otherwise to the Notes.

Results of Operations

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenues were $2,718,410 for the fiscal year ended September 30, 2013 compared with $1,145,294 for the fiscal year ended September 30, 2012, for an increase of $1,573,116.  The increase was due to the commencement and progression of a large scale Robotic Valet project.  This revenue was recognized using the percentage of completion method.

Cost of goods sold were $2,613,254 for the fiscal year ended September 30, 2013 compared with $2,818,382 for the fiscal year ended September 30, 2012, for a decrease of $205,128.  The decrease was attributable to the cessation of work under the Crescent Heights project and the subsequent reversal of accrued costs of approximately $500,000 that were expected to be incurred to complete the project.  This reversal was offset by the cost of goods sold associated with a new large scale Robotic Valet project that commenced in this fiscal year.   The Company recognized a gross profit of $105,156 and a gross loss of $1,673,088 for the years ended September 30, 2013 and September 30, 2012, respectively, for an increase of $1,778,244.  The turnaround from a gross loss to a gross profit was attributable to the cessation of work on the Crescent Heights project mentioned above as well as the successful and profitable completion of a rack and rail project in the year ended September 30, 2013.

Sales and marketing expenses were $977,815 during the fiscal year ended September 30, 2013 compared with $1,321,056 during the fiscal year ended September 30, 2012, for a decrease of $343,241. The decrease was primarily the result of decreases in salary related expenses of approximately $125,000 and travel of $82,000.  Also, during the fiscal year ended September 30, 2012, a bad debt expense of approximately $155,000 was recorded relating to the Crescent Heights project.  Advertising expenses for the fiscal year ended September 30, 2013 and 2012 were $178,226 and $164,620 respectively.  As of September 30, 2013, the Company employed two full-time salesmen, whose salaries are recorded under sales and marketing expenses.

General and administrative expenses were $4,226,506 during the fiscal year ended September 30, 2013 compared with $7,388,872 during the fiscal year ended September 30, 2012, for a decrease of $3,162,366.  This decrease was due to a reduction of approximately $1,800,000 in non-cash expenses incurred in connection with issuances of stock options and warrants for the fiscal year ended September 30, 2012.  Also, reductions in warranty expense of approximately $680,000 were realized in fiscal year 2013 due to the cessation of the work on the Crescent Heights project, and professional fees decreased by approximately $525,000 in fiscal year 2013.

Research and development expenses were $2,242,414 during the fiscal year ended September 30, 2013 compared with $1,557,898 during the fiscal year ended September 30, 2012, for an increase of $684,516.  This increase was due to additional resources being needed to complete existing research and development projects during the fiscal year ended September 30, 2013.

Depreciation and amortization was $380,055 during the fiscal year ended September 30, 2013 compared to $297,961 during the fiscal year ended September 30, 2012, for an increase of $82,094.  This increase is attributable to depreciation on additional fixed assets purchased during the fiscal year ended September 30, 2013.

Interest expense was $1,342,856 during the fiscal year ended September 30, 2013, compared with $755,954 during the fiscal year ended September 30, 2012, for an increase of $586,902.  This increase is due to an increase in outstanding indebtedness due to the issuance of the 2012 Notes and December 2012 Notes as well as interest recognized on the loan and security agreement.

In connection with the 2011 Offering, the Company recorded a discount for the BCF and the 2011 Warrants.  In addition, the Placement Agent Warrants were deemed not indexed to the Company’s common stock and accordingly the Company recorded a derivative liability.  The derivative liability is required to be revalued at each interim and annual reporting date until such time that it is settled. This revaluation resulted in a gain on fair value of derivative of $1,302,159 during the year ended September 30, 2013.  With respect to the 2012 Offering and the December 2012 Offering, the Company recorded a discount for the BCF and the warrants issued in connection with each offerings.  In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders.  The Company has determined that the 2012 Offering and the December 2012 Offering are indexed to the Company’s common stock and has not recorded a derivative liability.  During the year ended September 30, 2013 the Company amortized an aggregate of $3,308,735 of the debt discount for the 2011 Offering, the 2012 Offering and the December 2012 Offering.

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

Principles of consolidation– The accompanying consolidated financial statements include the accounts of Boomerang Systems, Inc. and the accounts of all majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents- For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable and allowance for doubtful accounts– Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We determine this allowance based on known troubled accounts, history and other currently available evidence.  Accordingly, we have recorded an allowance for doubtful accounts of $0 and $155,781 at September 30, 2013 and 2012, respectively.

Property and equipment – Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years.  Depreciation and amortization for the years ended September 30, 2013 and September 30, 2012 was $380,055 and $297,961, respectively.

Research and development – Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred.  Research and development costs for the years ended September 30, 2013 and 2012 were $2,242,414 and $1,557,898, respectively.

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

Revenue recognition– Revenues from the sales of  RoboticValet and rack and rail systems will be recognized using the percentage of completion method, whereby revenue and the related gross profit is determined by comparing the actual costs incurred to date for the project to the total estimated project costs at completion.

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made. Losses are recognized in the period in which they become evident under the percentage-of-completion method. The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of September 30, 2013, it was estimated that the gross loss on current contracts would be $120,825.  This loss is comprised of $37,021 recognized through the percentage of completion method for the year ended September 30, 2013, and $83,804 as a provision for the remaining loss on contracts.

Revenues of $2,718,410 and $1,145,294 have been recognized for the years ended September 30, 2013 and 2012, respectively.

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

Warranty Reserves - The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts. As revenues for contracts are recognized, the Company will record a warranty reserve for estimated costs in connection with future warranty claims. The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims. Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly. The Company recorded a reduction in warranty expense of $301,187 in fiscal year 2013 and an increase in warranty expense of $377,619 in fiscal year 2012, relating to its completed projects.  In fiscal 2012, the Company accrued a warranty cost in connection with the Crescent Heights project.  Upon cessation of the project in fiscal 2013, the Company reversed these accrued costs which resulted in a credit.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our company's principal executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013 in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure due to our inability to record, process, summarize and report within the time periods specified in the SEC’s rules and forms.  We are currently taking measures to educate our staff to enable us to record, process, summarize and report on a timely basis.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the Company’s assessment, it believes that, as of September 30, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information.

N/A

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our directors and executive officers and their ages are as follows:

Name	Title	Age

Mark Patterson	Chief Executive Officer and Chairman	53
Christopher Mulvihill	President and Director	43
Scott Shepherd	Chief Financial Officer	45
David Koch	Chief Operating Officer	60
Maureen Cowell	Secretary and Director	47
Stanley J. Checketts	Director and Chief Executive Officer of Boomerang Sub, Inc.	72
Joseph R. Bellantoni	Director	51
David Koffman*	Director	54
Kevin M. Cassidy*	Director	57
Anthony P. Miele, III*	Director	42

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

Mark Patterson.  Mr. Patterson has served as the Chief Executive Officer of our company since August 2010 and Chairman of the Board since May 2011.   From January of 2009 until joining the Company in June of 2010 as an Executive Vice President, Mr. Patterson was a real estate consultant.  Until January of 2009, Mr. Patterson was a Managing Director and the Head of Real Estate Global Principal Investments at Merrill Lynch, where he oversaw the real estate principal investing activities of Merrill Lynch.  Mr. Patterson joined Merrill Lynch in April 2005 as the Global Head of Real Estate Investment Banking and in 2006 also became the Co-Head of Global Commercial Real Estate which encompassed real estate investment banking, principal investing and mortgage debt.  Prior to joining Merrill Lynch, Mr. Patterson spent 16 years at Citigroup where he held numerous positions including the Global Head of Real Estate Investment Banking since 1996.  Mr. Patterson is a member of the Board of Directors of General Growth Properties, a company traded on the New York Stock Exchange under the symbol GGP, and UDR, Inc., a company traded on the New York Stock Exchange under the symbol UDR.  During his career, Mr. Patterson has been involved in a wide variety of financing and investing activities that have spanned virtually all types of real estate in most major global property markets.  Mr. Patterson’s day to day leadership of our company, as Chief Executive Officer, provides him with intimate knowledge of our business, results of operations and financial condition.  Mr. Patterson, as a result of experience in the real estate investment banking industry, provides unique insights into our target customers as well as our challenges and opportunities.

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

David Koffman.  Mr. Koffman was appointed to the Company’s Board of Directors in November 2013.  Mr. Koffman also serves as a member of the Company’s Audit Committee.  Mr. Koffman is a graduate of the University of Pennsylvania’s Wharton School of Business and has worked for HSK Industries, Inc., for over 30 years.  His past experience in finance, operations and strategic planning will provide the Board with useful insight.

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

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has appointed an Audit Committee which consists of Messrs. Koffman and Cassidy.  Each of such persons has been determined to be an “independent director” under the listing standards of the NASDAQ Capital Market, which is the independence standard that was adopted by our Board of Directors. Mr. Cassidy has been appointed as the Company’s Audit Committee Financial Expert by our Board of Directors.  The Audit Committee operates under a written charter adopted by our Board of Directors.  The Audit Committee assists the Board of Directors by providing oversight of the accounting and financial reporting processes of the Company, appoints the independent registered public accounting firm, reviews with the registered independent registered public accounting firm the scope and results of the audit engagement, approves professional services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of internal accounting controls.

Item 11. Executive Compensation.

The following table sets forth the compensation of our principal executive officer and our other most highly compensated executive officers (who we collectively refer to as “named executive officers”) who received total compensation exceeding $100,000 for the year ended September 30, 2013 and who served in such capacity at September 30, 2013.

Name and Principal Position	Year	Salary		Bonus	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
		($)		($)	($)		($) (1)		($)	($)	($)	($)
(a)	(b)	(c)		(d)	(e)		(f)		(g)	(h)	(i)	(j)

Mark Patterson	2013	200,000	(2)	-0-	-0-		-0-		-0-	-0-	-0-	200,000
Chief Executive Officer	2012	200,000		-0-	-0-		786,296	(3)	-0-	-0-	-0-	986,296
Christopher Mulvihill	2013	150,000	(4)	-0-	-0-		-0-		-0-	-0-	-0-	150,000
President and Manager of Sales and Marketing	2012	150,000		-0-	-0-		-0-		-0-	-0-	-0-	150,000
Dave Koch	2013	150,000		-0-			-0-		-0-	-0-	-0-	150,000
Chief Operating Officer	2012	150,000		-0-	50,001	(5)	-0-		-0-	-0-	-0-	200.001
Scott Shepherd	2013	125,000		-0-	0		-0-		-0-	-0-	-0-	125,000
Chief Financial Officer	2012	118,000		-0-	-0-		-0-		-0-	-0-	-0-	118,000

(1)  Represents the grant date fair value in accordance with ASC 718 (formerly FAS 123R).  See Note 10 to Notes to Financial Statements for the year ended September 30, 2011 for a description of valuation assumptions used in the calculation of grant date fair value.
(2)  Mark Patterson’s 2013 salary of $200,000 was comprised of cash payments of $38,000 and an accrual of $162,000.
(3)  During fiscal year 2012, a total of 390,000 warrants to purchase shares of the Company’s common stock, exercisable at $5.00, vested pursuant to Mr. Patterson’s CEO employment agreement.  The Company recognized $786,296 in expense for these issuances
(4)  Chris Mulvihill’s 2013 salary of $150,000 was comprised of cash payments of $29,000 and an accrual of $121,000.
(5)  On April 11, 2012, the Company issued 11,765 shares of common stock to Dave Koch, our COO, pursuant to his employment agreement as payment for services provided.  These shares of stock were issued at $4.25 per share and the Company recorded an expense of $50,001 related to this issuance.

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

Mr. Mulvihill is employed as our President and Manager of Sales and Marketing pursuant to a five-year agreement, as amended, expiring on October 31, 2016.  Pursuant to the agreement, Mr. Mulvihill receives an annual base salary of $150,000 and commission of 3% of the gross sales during the year.  As additional compensation, the Company agreed to grant Mr. Mulvihill options to purchase 200,000 shares vesting immediately, exercisable at $5.00 per share for a term of 10 years.  These options were granted in October 2010.

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

Outstanding Equity Awards at September 30, 2013

The following table reflects the equity awards granted by us to the Named Executive Officers that remain outstanding at September 30, 2013:

	Equity Awards

	Number of Securities		Number of Securities	Option/Warrant	Option/Warrant
Name and	Underlying Unexercised		Underlying Unexercised	Exercise Price	Expiration
Grant Date	Options/Warrants (#) Exercisable		Options/Warrants (#) Unexercisable	($)	Date

Mark Patterson
October 1, 2010	1,080,000	(1)	-	$5.00	October 1, 2015

Mark Patterson
November 12, 2010	280,000	(1)	-	$5.00	November 11, 2015

Christopher Mulvihill
October 6, 2010	200,000	(1)	-	$5.00	October 5, 2020

Stanley J. Checketts
February 15, 2010	250,000	(1)	-	$2.00	February 14, 2020

(1) These options and warrants are fully vested and currently exercisable.

Director Compensation

Our directors received no cash compensation during the years ended September 30, 2013 and September 30, 2012, other than the compensation paid to our named executive officers who are also directors, which is reflected in the Summary Compensation Table above.

Our Directors are reimbursed for their out-of-pocket expenses incurred in connection with attending meetings.

Compensation Committee

Our Board of Directors has appointed a Compensation Committee consisting of Messrs. Miele and Bellantoni.  Each of such persons has been determined to be an “independent director” under the listing standards of the NASDAQ Capital Market.  Our Board of Directors has adopted a written Compensation Committee Charter that sets forth the committee’s responsibilities.  The committee is responsible for determining all forms of compensation for our executive officers, and establishing and maintaining executive compensation practices designed to enhance long-term stockholder value.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 17, 2013, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to us to be the beneficial owner of more than five percent of our Common Stock as well as the number of shares of Common Stock beneficially owned by all of our Directors, each of our named executive officers identified in the Summary Compensation Table above, and all our Directors and executive officers as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of our Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options, warrants or conversion of notes held by such holder at said date. As of  December 17, 2013, we had 8,024,260  shares of Common Stock outstanding.

Unless otherwise indicated, the address for each of the above is c/o Boomerang Systems, Inc., 30 B Vreeland Road, Florham Park, NJ 07932.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Common Stock Outstanding (1)
Mark R. Patterson	2,354,929	(2)	23.4%
Christopher Mulvihill	1,311,749	(3)	14.7%
Stanley J. Checketts	1,030,472	(4)	12.0%
Scott Shepherd	-		-
David Koch	45,402	(5)	*
Joseph R. Bellantoni	38,364	(6)	*
Maureen Cowell	27,534	(7)	*
Anthony P. Miele, III	93,885	(8)	1.2%
David Koffman	1,063,511	(9)	12.5%
Kevin Cassidy	-		-
All Directors and Executive Officers as a Group (10 persons)	5,965,846		49.2%
Other 5% Stockholders
Gail Mulvihill	3,667,275	(10)	35.8%
Burton I. Koffman	1,715,108	(11)	19.3%
Lake Isle Corp.	1,728,300	(12)	18.6%
HSK Funding, Inc.	1,264,356	(13)	14.6%
Venturetek, LP	1,214,912	(14)	14.2%
Albert Behler	920,206	(15)	10.6%
Stan Checketts Properties, LLC	780,472	(16)	9.4%
Alexandria Equities, LLC	580,225	(17)	6.8%
Sail Energy LLC	511,518	(18)	6.1%
James Mulvihill	514,959	(19)	6.1%
MRP Holdings LLC	502,147	(20)	5.9%
Churchill Drive Investors, LLC	416,002	(21)	5.0%

* Less than 1%

(1)
This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. Unless otherwise indicated, the tabular information gives effect to the exercise of warrants or options exercisable within 60 days of December 17, 2013, owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.

(2)
Includes 190,000 shares held by Mr. Patterson, 1,410,000 shares issuable upon exercise of warrants held by Mr. Patterson, 27,656 shares held by MRP Holdings LLC (“MRP”), over which Mr. Patterson exercises sole voting and investment control, 175,818 shares issuable upon the conversion of outstanding convertible notes held by MRP, 298,673 shares issuable upon the exercise of warrants held by MRP, 104,000 shares held by Mark R. Patterson Revocable Trust (“Patterson Trust”), over which Mr. Patterson exercises sole voting and investment control, 24,391 shares issuable upon the conversion of outstanding convertible notes held by Patterson Trust and 124,391 shares issuable upon the exercise of warrants held by Patterson Trust. All warrants and notes are exercisable or convertible within 60 days of December 17, 2013.

35

(3)
Includes 383,943 shares owned directly by Mr. Mulvihill and 20,000 shares owned by Great Delaware & American, Inc. over which Mr. Mulvihill exercises sole voting and investment control. Also includes 353,903 shares issuable upon the conversion of outstanding convertible notes held by Mr. Mulvihill, 200,000 shares issuable on exercise of options and 353,903 shares issuable on exercise of warrants, all of which are exercisable or convertible within 60 days of December 17, 2013.

(4)
Includes 250,000 shares issuable upon exercise of options issued to Mr. Checketts, 384,554 shares held by Stan Checketts Properties, LLC (“SCP”), over which Mr. Checketts exercises sole voting and investment control, 32,579 shares issuable upon the conversion of outstanding convertible notes held by SCP, 78,369 shares issuable upon the exercise of warrants held by SCP, 93,126 shares held by SB&G Properties L.L.C. (“SB&G”), which is owned, in part, by SCP, 53,845 shares issuable upon the conversion of outstanding convertible notes held by SB&G, and 137,999 shares issuable upon the exercise of warrants held by SB&G. All of the options, notes and warrants are exercisable or convertible within 60 days of December 17, 2013.

(5)
Includes 11,765 shares held by Mr. Koch directly and 2,387 shares held jointly by Mr. Koch and his wife, 15,625 shares issuable upon the conversion of outstanding convertible notes held by Mr. Koch and his wife and 15,625 shares issuable upon exercise of outstanding warrants exercisable within 60 days of December 17, 2013.

(6)
Includes 167 shares held by Mr. Bellantoni’s father and 697 shares held by Mr. Bellantoni’s wife, both of which Mr. Bellantoni disclaims beneficial ownership. Also includes 37,500 shares issuable on exercise of options exercisable within 60 days of December 17, 2013.

(7)	Includes 27,534 shares issuable on exercise of options exercisable within 60 days of December 17, 2013.

(8)	Includes 73,750 shares owned directly by Mr. Miele and Heather Miele and 20,135 shares issuable upon exercise of warrants exercisable within 60 days of December 17, 2013.

(9)
Includes 3,624 shares held directly by Mr. Koffman, 10,331 shares issuable upon the conversion of outstanding convertible notes held by Mr. Koffman, 12,831 shares issuable upon exercise of warrants held by Mr. Koffman, 20,000 shares held by 300 Plaza Drive Associates, 28,571 shares issuable upon exercise of warrants held by 300 Plaza Drive Associates, 552,122 shares held by HSK Funding Inc. (“HSK”), 61,952 shares issuable upon conversion of outstanding convertible notes held by HSK, 365,312 shares issuable upon exercise of warrants held by HSK, 4,176 shares held by K-6 Family Limited Partnership and 4,592 shares held by Public Loan Company, all of which are exercisable or convertible within 60 days of December 17, 2013. Mr. Koffman is a member of, or exercises at least co-voting and investment control of all securities held by these entities. The address for Mr. Koffman is 300 Plaza Drive, Vestal, NY 13850.

(10)
Includes 760,034 shares held by Mrs. Mulvihill, 15,400 shares issuable upon the exercise of warrants held by Mrs. Mulvihill, 152,606 shares held by Sail Energy LLC (“Sail Energy”), over which Mrs. Mulvihill exercises sole voting and investment control, 179,456 shares issuable upon the conversion of outstanding convertible notes held by Sail Energy, 179,456 shares issuable upon the exercise of warrants held by Sail Energy, 349,943 shares held by Lake Isle Corp. (“Lake Isle”), over which Mrs. Mulvihill exercises sole voting and investment control, 429,736 shares issuable upon the conversion of outstanding convertible notes held by Lake Isle, 663,651 shares issuable upon the exercise of warrants held by Lake Isle, 102,053 shares held by the Estate of Gene Mulvihill (“Mulvihill Estate”) over which Mrs. Mulvihill is the administrator and individual who exercises shared voting and investment power, 206,612 shares issuable upon the conversion of outstanding convertible notes held by the Mulvihill Estate, 343,358 shares issuable upon the conversion of outstanding warrants held by the Mulvihill Estate, 93,126 shares held by SB&G, which is owned, in part, by Lake Isle, 53,845 shares issuable upon the conversion of outstanding convertible notes held by SB&G and 137,999 shares issuable upon the exercise of warrants held by SB&G, all of which are exercisable or convertible within 60 days of December 17, 2013. The address for Sail Energy and Lake Isle is 3621 Route 94, 2nd Floor, Hamburg, NJ 07419.

36

(11)
This information is based in part on a Schedule 13G filed with the Securities and Exchange Commission on November 13, 2009. Includes 9,699 shares owned directly by Mr. Koffman, 32,112 shares issuable upon the conversion of outstanding convertible notes held by Mr. Koffman, 46,040 shares issuable upon exercise of warrants held by Mr. Koffman, 4,592 shares owned by Public Loan Company, 4,176 shares owned by The K-6 Family Limited Partnership, 20,000 shares owned by 300 Plaza Drive Associates, 28,571 shares issuable upon exercise of warrants held by 300 Plaza Drive Associates, 25,000 shares owned by New Valu, Inc., 146,293 shares owned by IA 545 Madison Assoc., 60,349 shares issuable upon conversion of outstanding convertible notes held by IA 545 Madison Assoc., 73,920 shares issuable upon exercise of warrants held by IA 545 Madison Assoc., 552,122 shares owned by HSK, 61,952 shares issuable upon the conversion of outstanding convertible notes held by HSK, 365,312 shares issuable upon exercise of warrants held by HSK, 93,126 shares held by SB&G, which is owned, in part, by HSK, 53,845 shares issuable upon the conversion of outstanding convertible notes held by SB&G and 137,999 shares issuable upon the exercise of warrants held by SB&G, all of which are exercisable or convertible within 60 days of December 17, 2013. Mr. Koffman exercises voting and investment control of all securities held by these entities. The address for Mr. Koffman is 300 Plaza Drive, Vestal, NY 13850.

(12)
Includes 349,943 shares held by Lake Isle, over which Gail Mulvihill exercises sole voting and investment control, 429,736 shares issuable upon the conversion of outstanding convertible notes held by Lake Isle, 663,651 shares issuable upon the exercise of warrants held by Lake Isle, 93,126 shares held by SB&G, which is owned, in part, by Lake Isle, 53,845 shares issuable upon the conversion of outstanding convertible notes held by SB&G and 137,999 shares issuable upon the exercise of warrants held by SB&G, all of which are exercisable or convertible within 60 days of December 17, 2013. The address for Lake Isle is 3621 Route 94, 2nd Floor, Hamburg, NJ 07419.

(13)
Includes 552,122 shares held by HSK, 61,952 shares issuable upon the conversion of outstanding convertible notes held by HSK, 365,312 shares issuable upon exercise of warrants held by HSK, 93,126 shares held by SB&G, which is owned, in part, by HSK, 53,845 shares issuable upon the conversion of outstanding convertible notes held by SB&G and 137,999 shares issuable upon the exercise of warrants held by SB&G, all of which are exercisable or convertible within 60 days of December 17, 2013. The address for HSK is 300 Plaza Drive, Vestal, NY 13850.

(14)
David Selengut is the natural person who exercises voting and investment control over the shares held by Venturetek, LP (“Venturetek”). Includes 605,263 shares owned directly by Venturetek, 71,332 shares issuable upon the conversion of outstanding convertible notes held by Venturetek, 253,347 shares issuable upon exercise of warrants held by Venturetek, 93,126 shares held by SB&G, which is owned, in part, by Venturetek, 53,845 shares issuable upon the conversion of outstanding convertible notes held by SB&G and 137,999 shares issuable upon the exercise of warrants held by SB&G, all of which are exercisable or convertible within 60 days of December 17, 2013. The address for Venturetek is c/o Nesher LLC, P.O. Box 339, Lawrence, NY 11559.

(15)
Includes 236,251 shares owned directly by Mr. Behler, 175,549 shares issuable upon the conversion of outstanding convertible notes and 508,406 shares issuable upon exercise of warrants, all of which are exercisable or convertible within 60 days of December 17, 2013.

(16)
Includes 384,554 shares held by SCP, over which Mr. Checketts exercises sole voting and investment control, 32,579 shares issuable upon the conversion of outstanding convertible notes held by SCP, 78,369 shares issuable upon the exercise of warrants held by SCP, 93,126 shares held by SB&G, which is owned, in part, by SCP, 53,845 shares issuable upon the conversion of outstanding convertible notes held by SB&G, and 137,999 shares issuable upon the exercise of warrants held by SB&G. All of the warrants and notes are exercisable or convertible within 60 days of December 17, 2013. The address for SCP is P.O. Box 55, Providence, UT 84332.

(17)
Includes 37,394 shares held directly by Alexandria Equities, LLC, 259,987 shares issuable upon conversion of outstanding convertible notes and 282,844 shares issuable upon exercise of warrants, all of which are exercisable or convertible within 60 days of December 17, 2013.

(18)
Includes 152,606 shares held directly by Sail Energy, 179,456 issuable upon conversion of outstanding convertible notes and 179,456 shares issuable upon exercise of warrants, all exercisable or convertible within 60 days of December 17, 2013. The address for Sail Energy is 3621 Route 94, 2nd Floor, Hamburg, NJ 07419.

(19)
Includes 50,384 shares held directly by Mr. Mulvihill, 35,319 shares held by Sunset Group PSP (“Sunset Group”), of which Mr. Mulvihill is the Trustee, 61,931 shares issuable upon conversion of outstanding convertible notes held by Sunset Group, 140,502 shares issuable upon exercise of warrants held by Sunset Group, 73,628 shares held by his wife, Heather Mulvihill, 41,496 shares issuable upon conversion of outstanding convertible notes held by Heather Mulvihill and 111,696 shares issuable upon exercise of warrants held by Heather Mulvihill, all of which are exercisable or convertible within 60 days of December 17, 2013.

37

(20)
Includes 27,656 shares held directly by MRP, 175,818 shares issuable upon conversion of outstanding convertible notes and 298,673 shares issuable upon exercise of warrants, all of which are exercisable or convertible within 60 days of December 17, 2013.

(21)
Includes 85,186 shares held directly by Churchill Drive Investors, LLC (“Churchill Drive”), 98,265 shares issuable upon conversion of outstanding convertible notes and 232,551 shares issuable upon exercise of warrants, all of which are exercisable or convertible within 60 days of December 17, 2013.

Equity Compensation Plan Information -The following table provides information as of  September 30, 2013 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders.

Equity Compensation Plan Information as of September 30, 2013

(a)	(b)		(c)	(d)
	Number of securities to			number of securities remaining
	be issued upon exercise		weighted average	available for future issuance
	of outstanding options,		exercise price of	under equity compensation
	warrants and rights		outstanding options,	plans (excluding securities
Plan Category	(cumulative)		warrants and rights	reflected in column (a))

Equity compensation plans - approved by security holders	-0-		N/A	-0-

Equity compensation plans - not approved by security holders	2,108,244	(1)	$4.86	-0-

Total	2,108,244		$4.86	-0-

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

In October 6, 2010, options to purchase 200,000 shares were granted to Mr. Christopher Mulvihill as part of his employment agreement.  All 200,000 options have a term of ten years and are fully vested with an exercise price of $5.00 per share.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us at 324 West 2450 North, Building B, Logan, Utah.  Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President, and is a principal stockholder of our company.  The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities.  This is a month-to-month lease at a rate of $21,717 per month, of which $14,717 is classified as deferred rent. On November 1, 2011, deferred rental payments totaling $220,763 were refinanced as part of the 2011 Offering.  Deferred rental payments totaling $353,220 have been accrued as of September 30, 2013 and classified as due to related party on our balance sheet.

Stan Checketts Properties (“SCP”), a company owned by the chief executive officer of Boomerang’s wholly owned subsidiary, Boomerang Sub, Inc., is the landlord under a lease with us for premises located at 324 West 2450 North, Building B, Logan, Utah.  The approximately 18,000 square foot leased premises are, in addition to Building A, also used for Boomerang’s manufacturing activities.  We are currently leasing an additional 2,400 square feet of office and conference room space with Stan Checketts Properties.  These are month-to-month leases at an aggregate rate of $14,940 per month.  In prior years, a portion of this rent was classified as deferred rent.  On November 1, 2011, deferred rental payments totaling $133,571 were refinanced as part of the 2011 Offering.

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to Zions Bank. The principal amount due was $696,753 as of September 30, 2013, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang, the Estate of Gene Mulvihill and Messrs. Stan Checketts and Burton Koffman (“Koffman”) are the joint and several guarantors of this promissory note.  Gene Mulvihill was the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

The Estate of Gene Mulvihill and Mr. Koffman are the guarantors of a financing lease entered into on September 1, 2007 between Boomerang Utah and a nonaffiliated bank. The lease relates to certain equipment used by Boomerang Utah in its manufacturing operations. The total cost of the equipment was approximately $900,000. The rental was payable in sixty monthly installments of approximately $12,750, through August 31, 2012. At that time, Boomerang Utah had the option to purchase the equipment for approximately $315,000 or refinance it for an additional twenty four months.  Boomerang refinanced the rental over twenty four months and has the option to purchase the equipment for $1 at the conclusion of the lease term. The lease commences on January 1, 2013 and ends on December 1, 2014, with twenty four monthly installments of approximately $13,890.  In fiscal year 2013, Boomerang sold some of the equipment and paid down the lease.  As of September 30, 2013, the remaining amount on the lease is $40,254 and monthly payments have been reduced from $13,890 to $3,163 due to the sale of the equipment.

The Company used the services of Coordinate Services, Inc. for product development.  The owner of Coordinate Services, Inc., is Gene Mulvihill, Jr., the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense for the year ended September 30, 2013 and 2012 was $102,711 and $152,192, respectively, which is recorded under research and development expenses.

The Company reimbursed North Jersey Management Services, Inc. for payroll related expenses for the services of Joseph Bellantoni, the former Chief Financial Officer of the Company, and Maureen Cowell, the Company’s Corporate Secretary.  Mr. Bellantoni is also the President and Mrs. Cowell is the Vice President of North Jersey Management Services, Inc.  Mr. Bellantoni and Ms. Cowell are directors of the Company.  The amount of this expense for the year ended September 30, 2013 and 2012 was $19,500 and $78,000, respectively, which is recorded under general and administrative expenses.

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

The Resort owns and operates seven golf courses, two hotels and a fitness facility and develops real estate in Sussex County NJ, which is comprised of more than 40 additional entities, including the above named entities.  Gail Mulvihill owns 50% of each of Builders, Cascades and Route 94 and, indirectly, through these and various other entities, Gail Mulvihill and her family own approximately 50% of the Resort.  Except as set forth above, no other officer, director or 5% or greater stockholder of the Company has any equity interest in Builders, Cascades or Route 94.  The Company incurred expenses of approximately $49,000 and $115,000 payable to Cascades for the year ended September 30, 2013 and 2012, respectively.  No expenses were incurred for Builders or Route 94 during the year ended September 30, 2013 and 2012.

On May 14, 2010, the Company entered into a 6% convertible line of credit for up to $1,300,000 with Sail Energy, a company owned by Gail Mulvihill, who has sole voting and investment control.  In May 2011, it was agreed between the Company and Sail Energy that there would be no additional borrowing under this line of credit.  On November 1, 2011, outstanding principal and interest totaling $300,142 was refinanced as part of the 2011 Offering.

In July 2010, Venturetek, LP, a principal stockholder of the Company, entered into a 6% convertible promissory note with the Company for $273,000.  On November 1, 2011, outstanding principal and interest totaling $292,461 was refinanced as part of the 2011 Offering.

From March to May 2011, the Company drew down the entire balance on its line of credit of $3,250,000.  In connection with the draw down, the Company issued notes in an aggregate amount of $2,000,000 to four related parties.  On November 1, 2011, outstanding principal and interest totaling approximately $2,028,000 was refinanced as part of the 2011 Offering.

On October 28, 2011, Atlantic and Madison of NJ Corp transferred title of an aggregate of $1,451,000 principal amount of debt owed to it by the Company to Christopher Mulvihill.  On November 1, 2011, this outstanding debt was refinanced as part of the 2011 Offering.

On October 28, 2011, Lake Isle Corp caused the $1,000,000 bank line of credit to be paid in full.  Accordingly, the Company became indebted to Lake Isle Corp for $1,000,000, and this debt was refinanced on November 1, 2011, as part of the 2011 Offering.

On November 1, 2011, Mark Patterson, our Chief Executive Officer, loaned us $100,000 with the understanding that upon finalization of the documents related to a private placement by the Company, this loan would be considered an investment in such private placement.  The debt outstanding under this loan was refinanced on November 18, 2011, as part of the 2011 Offering.  The loan did not bear interest and had no repayment terms.

In connection with the 2011 Offering, the following officers, directors, 5% stockholders and affiliates of the Company refinanced indebtedness in the amounts and for the notes and warrants listed below.

	Indebtedness		Notes issued in	Warrants issued
Name	Converted		2011 Offering	in 2011 Offering
HSK Funding Inc.(1)	$254,000		$254,000	59,765
Lake Isle Corporation(2)	$1,761,917		$1,761,917	414,570
Christopher Mulvihill(3)	$1,451,000	(11)	$1,451,000	341,412
James Mulvihill TTEE Sunset Group Inc. PSP(4)	$253,917	(12)	$253,917	59,745
MRP Holdings LLC and Mark R Patterson Revocable Trust(5)	$608,014		$608,014	143,063
Sail Energy LLC(6)	$300,142		$300,142	70,622
Stan Checketts Properties, LLC(7)	$133,571		$133,571	31,429
SB&G Properties LLC(8)	$220,763		$220,763	51,945
Venturetek L.P.(9)	$292,461		$292,461	68,815
Albert Behler (10)	$507,972		$507,972	119,523

(1)	HSK Funding Inc. is a principal stockholder and a member of SB&G Properties LLC.
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

	Notes issued in	Warrants issued in
Name	2012 Offering	2012 Offering
MRP Holdings LLC(1)	$150,000	30,000
Sail Energy, LLC(2)	$510,000	102,000
Heather Mulvihill(3)	$100,000	20,000
IA 545 Madison Assoc.(4)	$250,000	50,000
Burton I. Koffman (4)	$50,000	10,000
David Kent and Christine W. Koch(5)	$75,000	15,000
Alexandria Equities, LLC (6)	$1,000,000	200,000

(1)	Mark R. Patterson, the sole member of MRP Holdings LLC, is the Company’s Chief Executive Officer and a director.
(2)	Sail Energy, LLC is owned by Gail Mulvihill, a principal stockholder and mother of Christopher Mulvihill, the Company’s President and director.
(3)	Heather Mulvihill is the sister-in-law of Christopher Mulvihill and daughter-in-law of Gail Mulvihill.
(4)	Burton I. Koffman, a partner of IA 545 Madison Assoc., is a principal stockholder of the Company.
(5)	David Kent Koch is the Company’s Chief Operating Officer.
(6)	Alexandria Equities, LLC became a principal stockholder of the Company as a result of this purchase.

In connection with the December 2012 Offering, the following officers, directors, 5% stockholders and affiliates of the Company participated in the December 2012 Offering.

	Notes issued in	Warrants issued in
	December 2012	December 2012
Name	Offering	Offering
The Estate of Gene Mulvihill (1)	$1,000,000	200,000
Heather Mulvihill (2)	$100,000	20,000
MRP Holdings LLC (3)	$100,000	20,000
Albert Behler (4)	$250,000	50,000
Burton I Koffman (5)	$145,000	29,000
Alexandria Equities, LLC (6)	$250,000	50,000

(1)
Gail Mulvihill, the administrator of the estate and individual who exercises shared voting and investment power over the shares, is a principal stockholder and mother of Christopher Mulvihill, the Company’s President and a principal stockholder of the Company.

(2)	Heather Mulvihill is the sister-in-law of Christopher Mulvihill, the Company’s President and a director and principal stockholder of the Company.
(3)	MRP Holdings LLC is owned by Mark Patterson, the Company’s Chief Executive Officer and a director and principal stockholder of the Company.
(4)	Albert Behler is a principal stockholder of the Company.
(5)	Directly and indirectly through various entities he controls. Burton I Koffman is a principal stockholder of the Company.
(6)	Alexandria Equities, LLC is a principal stockholder of the Company.

The following officers, directors and 5% shareholders of the Company participated in the June 2013 Loan and Security Agreement:

		Amount Funded as of	Aggregate Number	Warrants Issued as of
Name	Commitment	September 30, 2013	of Warrants Issuable	September 30, 2013

The Estate of Gene Mulvihill(1)	$500,000	$285,714	100,000	57,143
Sunset Marathon Partners LLC(2)	$250,000	$142,857	50,000	28,571
MRP Holdings LLC(3)	$200,000	$90,476	40,000	18,093
Burton I. Koffman and David Koffman(4)	$750,000	$428,571	150,000	85,712
Anthony P. Miele III(5)	$25,000	$8,333	5,000	1,667
Alexandria Equities, LLC(6)	$200,000	$66,667	40,000	13,334
Albert Behler(7)	$200,000	$66,667	40,000	13,334

42

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

(4)
Directly and indirectly through entities they control and by members of their families and entities they control, Burton Koffman and David Koffman are principal stockholders of the Company. In addition, David Koffman is a director of the Company.

(5)	Anthony P. Miele, III is a director of the Company.

(6)	Alexandria Equities, LLC is a principal stockholder of the Company.

(7)	Albert Behler is a principal stockholder of the Company.

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

Independence of the Board of Directors

We are not a “listed issuer” as such term is defined in Rule 10A-3 under the Exchange Act. We use the definition of independence of The NASDAQ Stock Market LLC. The board has determined that Messrs. Koffman, Cassidy and Miele are independent.  Each current member of the Audit Committee, Compensation Committee and Nominating Committee is independent and meets the applicable rules and regulations regarding independence for such committee, including those set forth in pertinent NASDAQ listing standards, and that each member is free of any relationship that would interfere with his individual exercise of independent judgment.

Item 14.  Principal Accounting Fees and Services

The following sets forth fees incurred by us during the fiscal years ended September 30, 2013 and 2012 for services provided by Liebman, Goldberg & Hymowitz, L.L.P., our independent registered public accounting firm (“Liebman”):

		Audit Related		All Other
Year	Audit Fees	Fees	Tax Fees	Fees
2013	$71,549	$-	$4,950	$-
2012	$76,915	$-	$7,700	$-

Audit Fees. The foregoing table presents the aggregate fees billed by Liebman for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q for the fiscal years ended September 30, 2013 and 2012.

Tax Fees. The foregoing table also reflects the aggregate fees billed by Liebman for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2013 and 2012.

Our Board of Directors believes that the provision of the services during the two years ended September 30, 2013 is compatible with maintaining the independence of Liebman.  Our Board of Directors has not adopted any pre-approval policies and procedures for engaging an accountant to render audit or non-audit services that are subject to the pre-approval requirement.  All of the above fees have been pre-approved by the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Certificate of Incorporation of Registrant, as amended

3.2	Second Restated and Amended By-laws of Registrant (2)

4.1	Specimen Common Stock Certificate, $0.001 par value (1)

10.1	Form of Warrant to Purchase Common Stock expiring August 2013 (3)

10.2	Form of Common Stock Purchase Warrant issued and to be issued with respect to payment defaults on our 12% Promissory Notes (5)

10.3	Amended and Restated Executive Employment Agreement between Mark R. Patterson and Boomerang Systems, Inc., dated as of October 1, 2010 (6)

10.4
Lease agreement by and between SB&G Properties, L.C. and Boomerang Systems, Inc. dated as of October 1, 2007, Amendment No. 1 thereto dated October 1, 2008, and Amendment No. 2 thereto dated March 15, 2010 (7)

10.5
Lease agreement by and between Stan Checketts Properties, L.C. and Boomerang Systems, Inc. dated as of October 1, 2007, Amendment No. 1 thereto dated October 1, 2008 and Amendment No. 2 thereto dated March 15, 2010 (7)

10.6	Loan agreement by and between SB&G Properties and Zions First National Bank and Guaranty of such loan provided by Boomerang Systems, Inc dated July 9, 2007 (7)

10.7	Non-Compete Agreement by and between Stan Checketts and Digital Imaging Resources, Inc. dated December 10, 2007 (7)

10.8	Form of Warrant issued to the lenders signatory to the Commitment letter dated December 29, 2010 by and between Boomerang Systems, Inc. and the lenders signatory thereto (8)

10.9	Chris Mulvihill employment agreement dated March 31, 2008 and amendment #1 dated October 2010 (8)*

10.10	Ground Lease with Route 94, dated April 30, 2010 (9)

10.11	Equipment Lease with M&T Bank, dated September 1, 2007 and personal guarantees of the lease (8)

10.12	Form of 6% Convertible Subordinate Note due 2016 (10)

10.13	Form of Warrant (10)

10.14	Form of Placement Agent Warrant (10)

10.15	Form of Registration Rights Agreement issued by and among Boomerang Systems, Inc. and the Subscribers (10)

10.16	Employment Agreement between David K. Koch and Boomerang Systems, Inc., dated as of October 28, 2011 (1)*

10.17	Loan Agreement between Mark R. Patterson and Boomerang Systems, Inc. dated November 1, 2011 (11)

10.18	Third Amendment to the Lease between Stan Checketts Properties, L.C. and Boomerang Sub, Inc. dated October 28, 2011 (11)

10.19	Third Amendment to the Lease between SB&G Properties, LC and Boomerang Sub, Inc. dated October 1, 2011 (11)

10.20	Lease between Thirty Vreeland Associates, L.L.C. and Boomerang Systems, Inc. dated December 1, 2011 (11)

10.21	Loan Agreement between Lake Isle Corporation and Boomerang Systems, Inc. dated October 28, 2011 (11)

10.22	Loan Agreement between Atlantic & Madison of NJ Corp. and Boomerang Systems, Inc. dated October 31, 2011 (11)

10.23	Form of 6% Convertible Subordinate Note due June 14, 2017 (12)

10.24	Form of Warrant (12)

10.25	Form of Placement Agent Warrant (12)

10.26	Form of Registration Rights Agreement issued by and among Boomerang Systems, Inc. and the Subscribers (12)

10.27	Form of 6% Convertible Promissory Note due December 28, 2017 **

10.28	Form of Warrant **

10.29	Form of Subscription Agreement **

10.30	Loan and Security Agreement dated June 6, 2013 (14)

10.31	Amendment No. 1 to Loan and Security Agreement dated July, 15, 2013 (15)

10.32	Amendment No. 2 to Loan and Security Agreement dated August 6, 2013 (16)

10.33	JBT Manufacturing and License Agreement (17)

14	Code of Ethics (1)

21	Subsidiaries of the Registrant as of September 30, 2012 **

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) **

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a) **

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 (furnished, not filed) **

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 1350 (furnished, not filed) **

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

(1)	Incorporated by reference to an exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

(2)	Incorporated by reference to an exhibit filed with Quarterly Report on Form 10-Q for quarter ended December 31, 2009.

(3)	Incorporated by reference to an exhibit filed with the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2008.

(4)	Incorporated by reference to an exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

(5)	Incorporated by reference to an exhibit filed with the Company’s Current Report on Form 8-K filed on October 28, 2009

(6)	Incorporated by reference to an exhibit filed with the Company’s Current Report on Form 8-K filed on October 7, 2010

(7)	Incorporated by reference to an exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

(8)	Incorporated by reference to an exhibit filed with the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011 filed on September 14, 2011.

(9)	Incorporated by reference to an exhibit filed with the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011 filed on December 16, 2011.

(10)	Incorporated by reference to an exhibit filed with the Company’s Current Report on Form 8-K filed on December 15, 2011.

(11)	Incorporated by reference to an exhibit filed with the Company’s Registration Statement on Form S-1 (file no. 333-179226) filed on January 27, 2012.

(12)	Incorporated by reference to an exhibit filed with the Company’s Current Report on Form 8-K filed on July 18, 2012.

(13)	Incorporated by reference to an exhibit filed with the Company’s Registration Statement on Form S-1 (file no. 333-183904) filed on September 14, 2012.

(14)	Incorporated by reference to an exhibit filed with the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013 filed on August 14, 2013.

*	Denotes management compensation plan or arrangement.

**	Filed herewith.

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
Dated: December 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARK PATTERSON	Chief Executive Officer (principal executive officer) and Director	December 30, 2013

Mark Patterson

/s/ CHRISTOPHER MULVIHILL	President and Director	December 30, 2013

Christopher Mulvihill

/s/ JOSEPH R. BELLANTONI	Director	December 30, 2013

Joseph R. Bellantoni

/s/ MAUREEN COWELL	Secretary and Director	December 30, 2013

Maureen Cowell

/s/ STANLEY CHECKETTS	Director	December 30, 2013

Stanley Checketts

/s/ DAVID KOFFMAN	Director	December 30, 2013

David Koffman

/s/ KEVIN CASSIDY	Director	December 30, 2013

Kevin Cassidy

/s/ ANTHONY P. MIELE, III	Director	December 30, 2013

Anthony P. Miele, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Boomerang Systems, Inc.
Florham Park, New Jersey

We have audited the accompanying consolidated balance sheets of Boomerang Systems, Inc. and Subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended September 30, 2013.  Boomerang Systems Inc. and Subsidiaries management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boomerang Systems, Inc. and Subsidiaries as of September 30, 2013 and 2012, and the results of its operations and cash flows for each of the years in the two-year period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

Liebman Goldberg & Hymowitz, LLP
Garden City, New York

December 30, 2013

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$636,940	$2,079,235
Restricted cash	-	81,671
Accounts receivable, net	7,403	70,744
Inventory	516,190	307,990
Prepaid expenses and other assets	118,005	58,557
Costs in excess of billings	380,630	475,654
Total current assets	1,659,168	3,073,851

Property, plant and equipment, net	2,482,635	2,704,916

Other assets:
Security deposit	20,825	20,825
Investment at equity	-	230,195
Total other assets	20,825	251,020

Total assets	$4,162,628	$6,029,787

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,179,775	$1,888,924
Due to related party	353,220	176,610
Deposit payable	65,000	124,403
Billings in excesss of costs and estimated earned profits on uncompleted contracts	-	5,147
Estimated loss on uncompleted contract	83,804	502,629
Debt- current portion	114,657	88,407
Total current liabilities	2,796,456	2,786,120

Long term liabilities:
Debt- long term, net of discount	6,399,397	3,096,615
Debt- long term- related party, net of discount	5,169,665	2,332,191
Derivative liability	11,767,504	13,069,663
Total long term liabilities	23,336,566	18,498,469

Total liabilities	26,133,022	21,284,589

Stockholders' deficit:
Preferred stock, $0.01 par value; authorized shares 1,000,000; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 200,000,000 and 400,000,000; 8,024,260 and 7,469,366 issued and outstanding	8,024	7,469
Additional paid in capital	59,481,081	54,972,338
Accumulated deficit	(81,459,499)	(70,234,609)
Total stockholders' deficit	(21,970,394)	(15,254,802)

Total liabilities and stockholders' deficit	$4,162,628	$6,029,787

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012
Revenues:
System sales	$2,718,410	$1,145,294
Total revenues	2,718,410	1,145,294

Cost of goods sold	2,613,254	2,818,382
Gross profit (loss)	105,156	(1,673,088)

Expenses:
Sales and marketing	977,815	1,321,056
General and administrative expenses	4,226,506	7,388,872
Research and development	2,242,414	1,557,898
Depreciation and amortization	380,055	297,961
Total expenses	7,826,790	10,565,787

Loss from operations	(7,721,634)	(12,238,875)

Other income (expenses):
Interest income	456	256
Interest expense	(1,342,856)	(755,954)
Other income	86,820	105,702
Loss on equity investment	(404,431)	(156,242)
Amortization of discount on convertible debt	(3,308,735)	(2,137,202)
Gain on sale of fixed assets	170,574	-
Gain (loss) on fair value of derivative	1,302,159	(2,237,741)
Total other income (expenses)	(3,496,013)	(5,181,181)

Loss before provision for income taxes	(11,217,647)	(17,420,056)
Provision for income taxes	7,243	2,055

Net loss	$(11,224,890)	$(17,422,111)

Net loss per common share - basic and diluted	$(1.47)	$(2.38)

Weighted average number of shares - basic and diluted	7,631,108	7,329,410

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of September 30, 2011	7,277,192	$7,277	0	$0	$48,752,581	(52,812,498)	(4,052,640)

Options for Services					522,987		522,987
Issuance of Warrants - Officer					786,296		786,296
Issuance of Warrants for services					211,470		211,470
Issuance of Common Stock for Interest - 2011 Notes	25,484	25			108,204		108,229
Issuance of Common Stock for Interest - 2011 Notes	40,925	41			173,849		173,890
Issuance of Common Stock for Interest - 2011 Notes	40,925	41			173,849		173,890
Issuance of Common Stock for Interest - 2011 Notes	46,272	46			175,755		175,801
Issuance of Common Stock for Interest - 2012 Notes	2,795	3			13,148		13,151
Issuance of Common Stock for Interest - 2012 Notes	24,008	24			91,176		91,200
Issuance of Common Stock - Officer	11,765	12			49,989		50,001
Issuance of Convertible Notes & Warrants - June/July 2012					3,913,034		3,913,034
							0
Net Loss						(17,422,111)	(17,422,111)

Balance as of September 30, 2012	7,469,366	$7,469	0	$0	$54,972,338	$(70,234,609)	$(15,254,802)

Options for Services					16,863		16,863
Issuance of Common Stock for Interest - 2011 Notes (Dec'12)	58,904	59			175,742		175,801
Issuance of Common Stock for Interest - 2012 Notes (Dec'12)	31,424	31			93,733		93,764
Issuance of Convertible Notes & Warrants - Dec 2012 Notes					1,925,809		1,925,809
Issuance of Common Stock for Interest - 2011 Notes (Mar'13)	71,196	71			171,908		171,979
Issuance of Common Stock for Interest - 2012 Notes (Mar'13)	37,988	38			91,688		91,726
Issuance of Common Stock for Interest - Dec 2012 Notes (Mar'13)	19,672	20			47,495		47,515
Issuance of Common Stock for Interest - 2011 Notes (Jun'13)	61,900	62			173,828		173,890
Issuance of Common Stock for Interest - 2012 Notes (Jun'13)	33,028	33			92,712		92,745
Issuance of Common Stock for Interest - Dec 2012 Notes (Jun'13)	16,386	16			45,982		45,998
Issuance of Warrants - Jun 2013					897,708		897,708
Issuance of Common Stock for Interest - 2011 Notes (Sept'13)	124,801	125			175,676		175,801
Issuance of Common Stock for Interest - 2012 Notes (Sept'13)	66,573	67			93,697		93,764
Issuance of Common Stock for Interest - Dec 2012 Notes (Sept'13)	33,022	33			46,471		46,504
Issuance of Warrants - Aug 2013					459,431		459,431

Net Loss						(11,224,890)	(11,224,890)

Balance as of September 30, 2013	8,024,260	$8,024	0	$0	$59,481,081	$(81,459,499)	$(21,970,394)
See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,224,890)	$(17,422,111)
Adjustments to reconcile net loss operations to net cash (used in) operating activities:
Depreciation and amortization	380,055	297,961
Allowance for doubtful accounts receivable	-	155,781
Grant of options for services	16,863	522,987
Issuance of warrants for services	-	1,209,806
Issuance of common stock for services	-	50,001
Issuance of common stock for interest expense	1,209,487	736,161
Gain on sale of fixed assets	(170,574)	-
(Gain) loss on fair value of derivative	(1,302,159)	2,237,741
Amortization of discount on debt	3,308,735	2,137,202
Loss on equity investment	404,431	156,242
Changes in assets and liabilities:
Decrease in accounts receivable	63,341	184,811
Decrease/(increase) in restricted cash	81,671	(81,671)
Decrease in notes receivable	-	16,748
(Increase) in security deposit	-	(20,825)
Decrease in costs and estimated earned profits in excess of billings on completed contracts	95,024	45,559
(Increase) in inventory	(208,200)	(105,801)
(Increase) in prepaid expenses and other assets	(59,448)	(20,564)
Increase in accounts payable and accrued liabilities	290,851	351,755
Increase in due to related party	176,610	176,610
(Decrease) in deposit payable	(59,403)	(30,000)
(Decrease)/increase in billings in excess of costs and estimated earned profits on uncompleted contracts	(5,147)	5,147
(Decrease)/increase in estimated loss on uncompleted contract	(418,825)	314,145
NET CASH (USED IN) OPERATING ACTIVITIES	(7,421,578)	(9,082,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(26,433)	(128,199)
Additional equity investment	(174,236)	(246,601)
Proceeds from the sale of fixed assets	354,200	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	153,531	(374,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and line of credit	(282,581)	(1,730,240)
Proceeds from notes payable and line of credit	3,033,333	2,176,000
Proceeds from private placement- convertible notes	3,075,000	11,025,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,825,752	11,470,760

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1,442,295)	2,013,645
CASH AND CASH EQUIVALENTS - beginning of year	2,079,235	65,590

CASH AND CASH EQUIVALENTS - end of year	$636,940	$2,079,235

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$14,519	$10,450
Income taxes	$5,873	$2,055

Non-cash investing and financing activites:
Conversion of notes payable and accrued interest into convertible debt	$-	$6,799,520
Issuance of common stock for interest expense	$1,209,487	$736,161
Note issued for acquisition of machinery and equipment	$314,997	$-
See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

The Company

Boomerang Systems, Inc, is engaged in the business of marketing, designing, engineering, manufacturing, installing and servicing its own line of fully automated parking systems, with corporate and sales offices in Florham Park, New Jersey, a demonstration center in Hamburg, New Jersey, and a research, design, production and testing center in Logan, Utah.
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

Research and Development

Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred.  Research and development costs for the years ended September 30, 2013 and 2012 were $2,242,414 and $1,557,898, respectively.

Earnings Per Common Share

We adopted ASC 260. The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing our net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted income/(loss) per common share for the years ended September 30, 2013 and September 30, 2012 was 7,631,108 and 7,329,410, respectively.  The Company’s common stock equivalents, of outstanding options, warrants and convertible notes, have not been included as to include them would be anti-dilutive. As of September 30, 2013 and 2012, there were fully vested options outstanding for the purchase of 623,385 and 635,135 common shares, warrants for the purchase of 10,091,549 and 9,408,610 common shares, and notes convertible into 4,762,313 and 3,975,206 common shares, respectively, all of which could potentially dilute future earnings per share.

Revenue Recognition

Revenues from the sales of  RoboticValet and rack and rail systems are recognized using the percentage of completion method, whereby revenue and the related gross profit is determined by comparing the actual costs incurred to date for the project to the total estimated project costs at completion.

Project costs generally include all material and shipping costs, our direct labor, subcontractor costs and an allocation of indirect costs related to the direct labor. Changes in the project scope, site conditions, staff performance and delays or problems with the equipment used on the project can result in changes to costs that may or may not be billable to the customer and can result in changes to the project profit.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates for the costs to complete the project are periodically updated by management during the performance of the project. Provisions for changes in estimated costs and losses, if any, on uncompleted projects are made in the period in which such losses are determined.

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made. Losses are recognized in the period in which they become evident under the percentage-of-completion method. The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete. As of September 30, 2013, it was estimated that the gross loss on current contracts would be $120,825.  This loss is comprised of $37,021 recognized through the percentage of completion method for the year ended September 30, 2013, and $83,804 as a provision for the remaining loss on contracts.

Revenues of $2,718,410 and $1,145,294 have been recognized for the years ended September 30, 2013 and 2012, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts reflects our best estimate of probable credit losses inherent in our existing accounts receivable balance.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We determine this allowance based on known troubled accounts, history and other currently available evidence.  Accordingly, we have recorded an allowance for doubtful accounts of $0 and $155,781 at September 30, 2013 and 2012, respectively.

Investment at Equity

The Company accounts for an equity investment using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The Company reviews this investment periodically for impairment and makes appropriate reductions in carrying value when other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the Company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investment. Adverse changes in market conditions or operating results of the issuer that differ from expectation could result in additional other-than-temporary losses in future periods.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventory is stated at the lower of cost or market using the weighted average cost method. Inventory includes materials, parts, assemblies and work in process.  The Company records an inventory reserve for the anticipated loss associated with slow moving, obsolete and/or damaged inventory.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the years ended September 30, 2013 and 2012 was $380,055 and $297,961, respectively.

Income Taxes

We account for income taxes under ASC 740-10. ASC 740-10 requires an asset and liability approach for financial reporting for income taxes. Under ASC 740-10, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The Company and its subsidiaries file a consolidated Federal income tax return and separate state returns in New Jersey and Utah.  For Federal and State tax purposes, the tax years 2009 through 2012 remain open to examination.

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

Impairment of Long-Lived Assets

We review the long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that an impairment exists, the carrying value of the asset is adjusted to the fair value. Factors considered in the determination of the fair value include current operating results, trends and the present value of estimated expected future cash flows.  No impairment charges were recorded in fiscal year 2013 or 2012.

Derivative liability

The Company accounts for reset provisions in connection with their issuance of debt, and reset provisions of equity instruments attached to their debt, in accordance with Emerging Issues Task Force (“EITF”) Consensus No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (EITF 07-5”). Under EITF 07-5, instruments which contain full ratchet anti-dilution provisions are no longer  considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in paragraph 11 (a) “Accounting for Derivative Instruments and Hedging Activities”, now promulgated in ASC 815, “Derivative and Hedging”. Under ASC 815 the Company is required to (1) evaluate an instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions.

Fair Value Measurements

As defined in ASC Topic 820 – 10, “Fair Value Measurements and Disclosures,” fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 – 10 requires disclosure that establishes a framework for measuring fair value and  expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model.  The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the years ended September 30, 2013 and 2012 for all financial assets and liabilities categorized as Level 3 as of September 30, 2013.

	2013	2012
Liabilities:
Balance of derivative liabilities – beginning of year	$13,069,663	$-
Initial recording of derivative liability	-	10,831,922
Change in fair value of derivative liabilities	(1,302,159)	2,237,741
Balance of derivative liabilities - end of year	$11,767,504	$13,069,663

The Company incurred the derivative liability set forth on the balance sheet in connection with the Offering (see Note 9).

Advertising Expense

Advertising costs amounted to $178,226 and $164,620 for the years ended September 30, 2013 and 2012, respectively, and are included in Sales and Marketing. Advertising costs are expensed as incurred.

Stock-Based Compensation

The analysis and computation was performed based on our adoption of ASC 718-10-25, which requires the recognition of the fair value of stock-based compensation.  For the fiscal years ended September 30, 2013 and 2012, we conducted an outside independent analysis and our own review, and based on the results, we recognized $16,863 and $522,987 in share-based payments related to non-vested stock options that were issued from fiscal year 2008 through 2010.  We recognized $0 and  $1,209,806 for the issuance of warrants, of which $0 and $786,296 were for warrants issued to the Chief Executive Officer of the Company in connection with his employment agreement and $0 and $423,510 were for issuances of warrants to consultants for services during the year ended September 30, 2013 and 2012, respectively.  We also recognized $0 and $50,001 for the issuance of common stock for services during the year ended September 30, 2013 and 2012.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

During the fiscal year ended September 30, 2013, the Company made additional investments in the UAE joint venture of $15,000.  The joint venture was terminated on May 31, 2013.  Boomerang recorded a loss of the entire investment during the year ended September 30, 2013.  Based on the equity method, the 49% loss we recognized on this investment for the year ended September 30, 2013 was $157,899.  The carrying value of this investment was $0 at September 30, 2013.

Balance as of September 30, 2012	$142,899
Additional investment	15,000
Loss on investment (49%)	(157,899)
Balance as of September 30, 2013	$-

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

During the year ended September 30, 2013, the Company made investments totaling $159,236 in the joint venture.  The joint venture was terminated on April 21, 2013.  Boomerang recorded a loss of the entire investment during the year ended September 30, 2013.  Based on the equity method, the loss we recognized on this investment for the year ended September 30, 2013 was $246,532.  The carrying value of this investment was $0 at September 30, 2013.

Balance as of September 30, 2012	$87,296
Additional investment	159,236
Loss on investment (50%)	(246,532)
Balance as of September 30, 2013	$-

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 4 – INVENTORY

The components of inventory as of September 30, 2013 and 2012 were as follows:

	2013	2012
Parts, materials and assemblies	$508,086	$229,667
Work in-process	8,104	78,323
Total Inventory	$516,190	$307,990

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30, 2013 and 2012:

	2013	2012

Computer equipment	$235,367	$310,734
Machinery and equipment	132,582	126,817
Furniture and fixtures	62,803	62,803
Leasehold improvements	62,469	62,469
Leased Equipment	70,133	-
Buildings	2,598,470	2,598,470
	3,161,824	3,161,293
Less: Accumulated depreciation	(679,189)	(456,377)
	$2,482,635	$2,704,916

NOTE 6 – COSTS IN EXCESS OF BILLINGS/BILLINGS IN EXCESS OF COSTS

Information with respect to uncompleted contracts at September 30, 2013 and 2012 are as follows:

Costs in excess of billings:	2013	2012
Earnings on billings to date	$2,298,030	$2,059,919
Less: Billings	(1,917,400)	(1,584,265)
Total costs in excess of billings	$380,630	$475,654

Billings in excess of costs:	2013	2012
Earnings on billings to date	$-	$1,190,853
Less: Billings	-	(1,196,000)
Total (billings in excess of costs)	$-	$(5,147)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2013 and 2012 consisted of the following:

	2013	2012

Accounts payable – trade	$1,598,838	$1,142,672
Accrued interest	137,888	20,887
Accrued warranty expense	12,000	372,940
Accrued payroll	332,640	191,492
Other accrued expenses	98,409	160,933
Total	$2,179,775	$1,888,924

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 8 – INCOME TAXES

The tax expense (benefit) for the years ended September 30, 2013 and 2012 consisted of the following components:

	2013	2012

Current:
Federal	$-	$-
State	7,243	2,055
	7,243	2,055
Deferred:
Federal	-	-
State	-	-
	-	-
Total	$7,243	$2,055

The income tax benefit for the year does not bear the expected relationship between pretax loss and the Federal corporate income tax rate of  34% because of the direct effect of state and local income taxes.

The reconciliation between the actual and expected federal tax is as follows:

	2013	2012
Federal corporate tax rate of 34% and applicable AMT applied to pretax loss	$-	$-
State and local taxes, net of federal benefit	7,243	2,055
Total tax expense (benefit)	$7,243	$2,055

Deferred income taxes consisted of the following at September 30, 2013 and 2012:

	2013	2012

Deferred tax assets	$10,489,000	$7,678,000
Deferred tax liabilities	-	-
Valuation allowance	(10,489,000)	(7,678,000)
Total	$-	$-

As of September 30, 2013, the Company had net operating losses (“NOLs”) of approximately $30,850,000. These amounts are available to be carried forward to offset future taxable income. The carry forwards begin to expire during the year ended September 30, 2027. The Company has provided a full 100% valuation allowance on the deferred tax assets at September 30, 2013 and 2012 to reduce such deferred income tax assets to zero as it is management’s belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles.  Management will review the valuation allowance required periodically and make adjustments if warranted.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

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

Effective February 6, 2008, the Company was indebted for an unsecured loan to a third party.  As of September 30, 2013, the principal balance of this loan was $80,538.  The loan is not collateralized, bears interest at an annual rate of 10% and is due on demand.  As of September 30, 2013, the balance of the loan including accrued interest was $108,609.

The Company entered into a twenty-four month capital lease secured by equipment with a third party commencing on January 1, 2013.  The total principal balance of this lease was $315,000 at an annual rate of 6%. In the year ended September 30, 2013, the company sold part of the equipment on this lease and paid the lease down from $315,000 to $40,255.  As of September 30, 2013, $34,119 is classified as current debt and $6,136 as long-term debt on our balance sheet.

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

The Company valued the 2011 Warrants and the beneficial conversion features (“BCF”) of the 2011 Notes, and the resulting derivative liability, at $5,309,941 each for the 2011 Warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt during the first quarter of fiscal 2012. This discount will be amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the 2011 Warrants. The valuation of the 2011 Warrants, BCF, and the resulting derivative liability, were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0%, ii) expected volatility of 52.7%, iii) risk free interest rate of 0.9%, and iv) expected term of 5 years. During the year ended September 30, 2013, the Company amortized $2,123,977 of the of debt discount.

As of September 30, 2012, the aggregate fair value of the derivative was $12,813,928. The revaluation of the derivative as of September 30, 2013 resulted in a derivative value of $11,537,248. The change in fair value of the derivative from the date(s) of note issuance through September 30, 2013 resulted in a gain on the fair value of the derivative liability of $1,276,680. The derivative liability was revalued on September 30, 2013 using the Black-Scholes option pricing model with the following weighted assumptions:   i) expected dividend rate of 0% ii) expected volatility of 50.09% iii) risk free interest rate of 1.39% and expected term of 3.10 years.

In connection with the 2011 Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock.  The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040.  The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $255,735 at September 30, 2012, was revalued at $230,256 at September 30, 2013. The valuation at September 30, 2013 was valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants granted to the debt holders as of September 30, 2013. The difference in valuation for the year ended September 30, 2013 was $25,479, accounted for as a gain on the fair value of derivative.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 9 –DEBT (continued)

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

The Company valued the 2012 Warrants and the BCF at $1,956,517 each for a total of $3,913,034 recorded as a discount to the convertible debt during the third quarter of fiscal 2012. This discount will be amortized over the life of the 2012 Notes or until such time as the 2012 Notes are repaid or converted, or upon exercise of the 2012 Warrants. The valuation of the 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 53.43% iii) risk free interest rate of 0.9% and expected term of 5 years.  During the year ended September 30, 2013, the Company amortized $785,157 of the of debt discount.

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
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 9 –DEBT (continued)

If an event of default as defined in the December 2012 Notes exists, the holder may declare the entire principal of, and all interest accrued and unpaid on, the December 2012 Notes then outstanding to be due and payable.

The Company has valued the December 2012 Warrants and the beneficial conversion features (“BCF”) of the December 2012 Notes, to their maximum value in proportion to the notes and had accounted for them as a discount to the debt. In certain circumstances the convertibility features and the December 2012 Warrants contain reset provisions which adjust the conversion price and the exercise price of the warrants should the Company sell additional shares of common stock below the initial conversion price of the December 2012 Notes or December 2012 Warrant exercise price as agreed to upon entry into the convertible notes payable. The Company has determined that the December 2012 Notes and Warrants are not a derivative instrument due to the $0.25 conversion price floor contained within the notes.

The Company valued the December 2012 Warrants and the BCF at approximately $962,905 each for a total of $1,925,809 recorded as a discount to the convertible debt. This discount will be amortized over the life of the December 2012 Notes or until such time as the December 2012 Notes are repaid or converted, or upon exercise of the December 2012 Warrants. The valuation of the December 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.92% iii) risk free interest rate of 0.72% and expected term of 5 years.  During the year ended September 30, 2013, the Company amortized $290,626 of the of debt discount.

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

As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the conversion prices of the 2011 Notes, 2012 Notes and December 2012 Notes were adjusted to $4.10, $4.80 and $4.84, respectively.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 9 –DEBT (continued)

On July 12, 2013 and August 6, 2013, the Borrowers entered into Amendments No. 1 (the “Amendment”) and No. 2 (the “2nd Amendment”) to the Loan Agreement (collectively “the Amendments”).  Pursuant to the Amendments, the additional Lenders  committed to fund an additional $3,100,000 principal amount of loans to the Borrowers, bringing aggregate commitments under the Loan Agreement to $7,850,000.

As of September 30, 2013, the Company drew down an aggregate of $3,033,333 under the Loan Agreement.

The notes bear interest at the rate of 15% per annum, payable upon maturity. The maturity date of the Notes is May 31, 2016, subject to earlier prepayment upon acceleration of the occurrence of an event of default (as defined in the Loan agreement); provided further that the Company may prepay the Notes at any time without penalty.  The Company accrued approximately $107,000 of accrued interest during the year ended September 30, 2013.

Pursuant to the Loan Agreement, the Borrowers assigned, pledged and granted to the Lenders a security interest in substantially all of their respective assets, including their respective intellectual property, accounts, receivables, general intangibles, equipment, inventory, all of the proceeds and products of the foregoing and the Company’s equity interests in the other Borrowers.

As partial consideration for providing advances under the Loan Agreement, the Company agreed to issue to each Lender warrants to purchase 20,000 shares of its common stock for each $100,000 advanced. Pursuant to the draw downs during the year ended September 30, 2013, the Company issued warrants to purchase an aggregate of 606,680 shares of common stock. The warrants are exercisable at $5.00 per share, subject to full ratchet adjustment for issuance below the exercise price, subject to certain exceptions.  The warrants expire on June 6, 2018.  The Company valued these warrants at $1,357,139, recorded as a discount to long-term debt. This discount will be amortized over the life of the notes or until such time as the notes are repaid, or upon exercise of the warrants. The valuation of the warrants was determined using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility between 50.09%-51.20% iii) risk free interest rate between 1.12%-1.39% and expected term of 5 years.  During the year ended September 30, 2013, the Company amortized $108,975 of the of debt discount.

The following officers, directors and 5% shareholders of the Company participated as Affiliate Lenders:

Name	Commitment	Amount Funded as of September 30, 2013	Aggregate Number of Warrants Issuable	Warrants Issued as of September 30, 2013

The Estate of Gene Mulvihill(1)	$500,000	$285,714	100,000	57,143
Sunset Marathon Partners LLC(2)	$250,000	$142,857	50,000	28,571
MRP Holdings LLC(3)	$200,000	$90,476	40,000	18,093
Burton I. Koffman and David Koffman(4)	$750,000	$428,571	150,000	85,712
Anthony P. Miele III(5)	$25,000	$8,333	5,000	1,667
Alexandria Equities, LLC(6)	$200,000	$66,667	40,000	13,334
Albert Behler(7)	$200,000	$66,667	40,000	13,334

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
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 9 –DEBT (continued)

(3)	MRP Holdings LLC is owned by Mark Patterson, the Chief Executive Officer and a director and principal stockholder of the Company.

(4)
Directly and indirectly through entities they control and by members of their families and entities they control, Burton Koffman and David Koffman are principal stockholders of the Company.  In addition, David Koffman was appointed as a director of the Company and a member of the Audit Committee in November 2013.

(5)	Anthony P. Miele, III is a director of the Company.

(6)	Alexandria Equities, LLC is a principal stockholder of the Company.

(7)	Albert Behler is a principal stockholder of the Company.

A majority of the principal amount of each series of convertible notes (due 2016, June 2017 and December 2017) consented to the Company’s entering into the Loan Agreement and increasing the secured indebtedness under the Loan Agreement, and acknowledged that the secured indebtedness under the Notes is senior in right of payment and otherwise to the convertible notes.

	Principal
	As of

	9/30/2013	9/30/2012	Maturity Date	Interest Rate	Secured

Current Debt- Third Party:
Loan Payable- Third Party	$80,538	$80,538	Upon Demand	10%	No
Equipment Note Payable (current portion)	34,119	-	1/15/2015	6%	Yes
Lease Payable- Bank (current portion)	-	7,869	12/31/2012	6.45%	Yes
Total Current Debt- Third Party	$114,657	$88,407

Long-Term Debt – Third Party:
Equipment Note Payable (long-term portion)	$6,136	$-	1/15/2015	6%	Yes
Long-Term Notes – June 2013 Loan Agreement	1,944,047	-	5/31/2016	15%	Yes
Convertible Notes – 2011 Offering	3,665,763	3,665,763	11/1/2016	6%	No
Convertible Notes – 2011 Offering	1,250,000	1,250,000	11/18/2016	6%	No
Convertible Notes – 2011 Offering	925,000	925,000	12/9/2016	6%	No
Convertible Notes – 2012 Offering	4,065,000	4,065,000	6/14/2017	6%	No
Convertible Notes – Dec 2012 Offering	1,230,000	-	12/28/2017	6%	No
Discount on Convertible Notes	(9,539,225)	(7,899,942)
Amortization of Discount	2,852,676	1,090,794
Total Long-Term Debt – Third Party	$6,399,397	$3,096,615

Long-Term Debt- Related Party:
Long-Term Notes – June 2013 Loan Agreement	$1,089,286	$-	5/31/2016	15%	Yes
Convertible Notes – 2011 Offering	5,683,757	5,683,757	11/1/2016	6%	No
Convertible Notes – 2011 Offering	100,000	100,000	11/18/2016	6%	No
Convertible Notes – 2012 Offering	2,135,000	2,135,000	6/14/2017	6%	No
Convertible Notes – Dec 2012 Offering	1,845,000	-	12/28/2017	6%	No
Discount on Convertible Notes	(8,276,639)	(6,632,974)
Amortization of Discount	2,593,261	1,046,408
Total Long-Term Debt- Related Party	$5,169,665	$2,332,191

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 9 –DEBT (continued)

Capital lease payable to bank*	2013	2012

Secured by equipment	$40,255	$7,869
Less: current maturities	(34,119)	(7,869)
Total long-term debt	$6,136	$-

*payable in monthly installments of $3,163 including interest at 6% with the last payment due December 1, 2014

The aggregate maturities of our long-term debt are as follows:

Year ended September 30, 2014	$-
September 30, 2015	6,136
September 30, 2016	3,033,333
September 30, 2017	17,824,520
September 30, 2018	3,075,000
Total	$23,938,989

NOTE 10 - EQUITY

On March 1, 2013, an amendment to the Company’s Certificate of Incorporation was filed, decreasing our authorized capital stock from 401,000,000 shares to 201,000,000 shares and our authorized common stock from 400,000,000 shares to 200,000,000 shares.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01 per share.  As of September 30, 2013 and 2012, there were no shares of preferred stock issued and outstanding.

Common Stock:

On December 31, 2012, the Company issued an aggregate of 90,328 shares of common stock in lieu of a cash payment of $269,565 for interest earned by noteholders during the quarter ended December 31, 2012.  These shares of stock were issued at $2.99 per share, pursuant to the terms of the Notes and 2012 Notes.

On March 31, 2013, the Company issued an aggregate of 128,856 shares of common stock in lieu of a cash payment of $311,220 for interest earned by noteholders during the quarter ended March 31, 2013.  These shares of stock were issued at $2.42 per share, pursuant to the terms of the Notes, 2012 Notes and December 2012 Notes.

On June 30, 2013, the Company issued an aggregate of 111,314 shares of common stock in lieu of a cash payment of $312,633 for interest earned by noteholders during the quarter ended June 30, 2013.  These shares of stock were issued at $2.81 per share, pursuant to the terms of the Notes, 2012 Notes and December 2012 Notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 10 – EQUITY (continued)

On September 30, 2013, the Company issued an aggregate of 224,396 shares of common stock in lieu of a cash payment of $316,069 for interest earned by noteholders during the quarter ended September 30, 2013.  These shares of stock were issued at $1.41 per share, pursuant to the terms of the Notes, 2012 Notes and December 2012 Notes.

The aggregate common shares issued were 554,894 and 192,174 for the fiscal years ended September 30, 2013 and 2012, respectively.

At September 30, 2013, the Company requires shares of common stock for issuance upon exercise as follows:

Options	623,385
Warrants	10,091,549
Convertible Notes	4,762,313
Total Shares	15,477,247

Options:

No options were granted during the years ended September 30, 2013 and 2012.  Consequently, the Company recorded no compensation expense related to options that were granted that vested during the twelve months ended September 30, 2013 and 2012, respectively, in accordance with ASC 718-10-25.

As of September 30, 2013, there were no unrecognized costs related to unvested stock options.

The volatility assumption for the period was based on the weighted average for the most recent year and long term volatility measures of our stock as well as certain of our peers. Although stock-based compensation expense, recognized in the accompanying consolidated statement of operations for the twelve months ended September 30, 2013 and 2012, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  ASC 718-10-25 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Currently the Company has no historical data to use for estimating forfeitures.

The following table summarizes option activity for the years ended September 30, 2013 and 2012:

		Weighted Average
	Options	Exercise Price
Outstanding as of September 30, 2011	641,385	$4.82
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Outstanding as of September 30, 2012	641,385	4.82
Granted	-	-
Exercised	-	-
Forfeitures	(18,000)	18.00
Outstanding as of September 30, 2013	623,385	$4.44

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2013 and 2012:

Period	Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Exercisable Options	Weighted Average Remaining Life in Years Exercisable Options

9/30/2013	$2.00-18.00	623,385	5.72	$4.44	623,385	$4.44	5.72

9/30/2012	$2.00-18.00	641,385	6.54	$4.82	635,135	$4.84	6.59

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 10 – EQUITY (continued)

Warrants:

Pursuant to the December 2012 Offering described in Note 9, in December 2012 and March 2013, we issued December 2012 Warrants to subscribers to purchase 615,000 shares of Common Stock of the Company.

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

As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the exercise prices of the 2011 Warrants, 2012 Warrants and December 2012 Warrants were adjusted to $4.10, $4.80 and $4.84, respectively.  Based on ratchet provisions in the above notes, the 2011 Warrants, 2012 Warrants and December 2012 Warrants were convertible into an additional 150,131 shares of common stock as of September 30, 2013.

Pursuant to the Loan and Security Agreement described in Note 9, during the year ended September 30, 2013, we issued warrants to Lenders to purchase an aggregate of approximately 606,680 shares of Common Stock of the Company. The warrants are exercisable at $5.00 per share, subject to full ratchet adjustment for issuance below the exercise price, subject to certain exceptions.  Additionally, the exercise price may not be adjusted below $1.00. Cashless exercise is permitted if the average trading volume of the Company’s Common Stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the Common Stock during such five (5) consecutive trading day period. The warrants expire on June 6, 2018.  When these warrants were issued, the fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used: i) expected dividend rate of 0% ii) expected volatility between 50.09%-51.20% iii) risk free interest rate between 1.12%-1.39% and expected term of 5 years..  The Company valued these warrants at $1,357,139, recorded as a discount to long-term debt. This discount will be amortized over the life of the notes or until such time as the notes are repaid, or upon exercise of the warrants.  During the year ended September 30, 2013, the Company amortized $108,975 of the of debt discount.

The following table summarizes warrant activity for the years ended September 30, 2013 and 2012:

		Weighted Average
	Warrants	Exercise Price
Outstanding as of September 30, 2011	4,196,184	$7.69
Granted	4,571,041	4.53
Exercised	-	-
Forfeitures	-	-
Outstanding as of September 30, 2012	8,767,225	5.92
Granted	1,401,824	4.92
Exercised	-	-
Forfeitures	(77,500)	24.97
Outstanding as of September 30, 2013	10,091,549	$4.99

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 10 – EQUITY (continued)

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2013 and 2012:

Period	Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Exercisable Warrants	Weighted Average Remaining Life in Years Exercisable Warrants

9/30/2013	$2.00-14.40	10,091,549	2.90	$4.99	10,091,549	$4.99	2.90

9/30/2012	$2.00-25.00	8,767,225	3.65	$5.92	8,767,225	$5.92	3.65

NOTE 11 – RELATED PARTY TRANSACTIONS

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us at 324 West 2450 North, Building B, Logan, Utah.  Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President, and is a principal stockholder of our company.  The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities.  This is a month-to-month lease at a rate of $21,717 per month, of which $14,717 is classified as deferred rent. Deferred rental payments totaling $353,220 have been accrued as of September 30, 2013 and classified as due to related party on our balance sheet.

Stan Checketts Properties (“SCP”), a company owned by the chief executive officer of Boomerang’s wholly owned subsidiary, Boomerang Sub, Inc., is the landlord under a lease with us for premises located at 324 West 2450 North, Building B, Logan, Utah.  The approximately 18,000 square foot leased premises are, in addition to Building A, also used for Boomerang’s manufacturing activities.  We are currently leasing an additional 2,400 square feet of office and conference room space with Stan Checketts Properties for $1,800 per month.  This is a month-to-month lease at a rate of $14,940 per month.

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to Zions Bank. The principal amount due was $696,753 as of September 30, 2013, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang, the Estate of Gene Mulvihill and Messrs. Stan Checketts and Burton Koffman (“Koffman”) are the joint and several guarantors of this promissory note.  Gene Mulvihill was the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

The Estate of Gene Mulvihill and Mr. Koffman are the guarantors of a financing lease entered into on September 1, 2007 between Boomerang Utah and a nonaffiliated bank. The lease relates to certain equipment used by Boomerang Utah in its manufacturing operations. The total cost of the equipment was approximately $900,000. The rental was payable in sixty monthly installments of approximately $12,750, through August 31, 2012. At that time, Boomerang Utah had the option to purchase the equipment for approximately $315,000 or refinance it for an additional twenty four months.  Boomerang refinanced the rental over twenty four months and has the option to purchase the equipment for $1 at the conclusion of the lease term. The lease commences on January 1, 2013 and ends on December 1, 2014, with twenty four monthly installments of approximately $13,890. In the year ended September 30, 2013, the Company sold part of the equipment on this lease and paid the lease down from $315,000 to $40,255.  As of September 30, 2013, the remaining amount on the lease is $40,254.

The Company used the services of Coordinate Services, Inc. for product development.  The owner of Coordinate Services, Inc., is Gene Mulvihill, Jr., the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense for the year ended September 30, 2013 and 2012 was $102,711and $152,192 respectively; which is recorded under research and development expenses.

The Company reimbursed North Jersey Management Services, Inc. for consulting expenses for the services of Joseph Bellantoni, the former Chief Financial Officer of the Company, and Maureen Cowell, the Company’s Corporate Secretary.  Mr. Bellantoni is also the President and Mrs. Cowell is the Vice President of North Jersey Management Services, Inc.  Mr. Bellantoni and Ms. Cowell are directors of the Company.  The amount of this expense for the year ended September 30, 2013 and 2012 was $19,500 and $78,000 respectively; which is recorded under general and administrative expenses.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

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

The Resort owns and operates seven golf courses, two hotels and a fitness facility and develops real estate in Sussex County NJ, which is comprised of more than 40 additional entities, including the above named entities. Gail Mulvihill owns 50% of each of Builders, Cascades and Route 94 and, indirectly, through these and various other entities, Gail Mulvihill and her family own approximately 50% of the Resort.    Except as set forth above, no other officer, director or 5% or greater stockholder of the Company has any equity interest in Builders, Cascades or Route 94.  The Company incurred expenses of approximately $49,000 and $115,000 payable to Cascades for the year ended September 30, 2013 and 2012, respectively.  No expenses were incurred for Builders or Route 94 during the year ended September 30, 2013 and 2012.

Certain officers, directors and 5% shareholders of the Company participated as noteholders under the December 2012 Notes and as Affiliate Lenders under the June 2013 Loan and Security Agreement.  See Note 9.

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Boomerang Utah is a joint and several guarantor on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $696,753, bearing interest at 3.807% per annum and due August 1, 2027.  The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  The Estate of Gene Mulvihill and Messrs. Checketts and Koffman are the other joint and several guarantors of the promissory note.

We entered into a five year lease on a new principal office, which expires in November 2016.  The aggregate future minimum annual rental payments on this lease, exclusive of escalation payments for taxes and operating costs, are as follows:

Year ended September 30, 2014	$135,056
September 30, 2015	128,778
September 30, 2016	146,081
September 30, 2017	24,500
Total	$434,415

On March 15, 2013, Crescent Heights R&D, LLC (“Crescent Heights”), filed a complaint against Boomerang in the State of Florida for fraud, breach of contract and specific performance, as well as equitable rescission which alleged an unspecified amount of damages in excess of the purchase price.  Boomerang was subsequently granted a motion to remove this matter to federal court.  On May 17, 2013, the court entered an order that our motion to compel arbitration and stay proceedings be granted.  The parties have agreed to arbitrate the matter in front of the American Arbitration Association. An arbitrator has been selected and an arbitration hearing will take place in June/July 2014. The dispute arises from a contract to provide a rack and rail automated parking system.  Crescent Heights’ claims, Boomerang’s defenses and Boomerang’s affirmative claims all arise from the contract.  Due to the ongoing arbitration with Crescent Heights, Boomerang has eliminated the warranty reserve associated with this project.

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

On May 16, 2013, Boomerang entered into an exclusive software licensing and manufacturing agreement with JBT Corporation  (“JBT”),  a supplier of automatic guided vehicle (“AGV”) systems. JBT’s AGV experience includes over 450 systems and 4,000 AGVs. The four-year agreement will automatically renew for one-year periods unless terminated by either party. JBT licenses to us its SGV3000 software which we intend to incorporate into our systems, beginning with our first RoboticValet system described above.  In each year from the effective date of May 16, 2013, we are required to purchase a minimum of 25 AGV’s from JBT based on JBT’s cost plus an agreed upon profit. With our input, JBT may engineer a next generation AGV for exclusive use by Boomerang in the automated parking and self-storage markets. JBT will have the right to use the next generation AGV for applications other than automated parking systems. Any modifications or improvements to our current AGV will be the intellectual property of JBT, to the extent these modifications and improvements were developed solely by JBT. In the event of expiration or termination of the contract, JBT is subject to a three-year non-competition provision, and Boomerang will still be able to purchase AGVs and license JBT software.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 13 – CONCENTRATION OF RISK

Financial instruments, which potentially expose the Company to concentrations of risk, consist primarily of cash and trade accounts receivable.  At September 30, 2013, our cash balances did not exceed federally insured limits.  The Company has not experienced any losses to date resulting from this policy.  Certain vendors to the Company also accounted for a large representation of its purchases.  The purchases from six vendors were in excess of 5% of purchases.  The Company routinely assesses the financial strength of its customers, and as a consequence believes the concentration of these credit risks are limited.

NOTE 14 – SUBSEQUENT EVENTS

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred after September 30, 2013, through the date of issuance of the financial statements.

On October 29, 2013, the Company drew down an additional $1,452,207 under the Loan Agreement, to bring the total borrowings under the Loan Agreement to $4,485,540. In connection with the draw down on October 29, 2013, the Company issued warrants to purchase approximately 290,000 shares of common stock.

