Form 10-Q
period 2013-12-31
Boomerang Systems, Inc.
filed 2014-02-14
CIK 314712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  8,224,247 as of February 7, 2014

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6-17

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18-25

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	25

ITEM 4. Controls and Procedures	26

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings	27

ITEM 1A. Risk Factors	27

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 3. Defaults Upon Senior Securities	28

ITEM 4. Mine Safety Disclosures	28

ITEM 5. Other Information	28

ITEM 6. Exhibits	28

PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$997,601	$636,940
Accounts receivable, net	2,011	7,403
Inventory	2,369,247	516,190
Prepaid expenses and other assets	275,089	118,005
Costs in excess of billings	-	380,630
Total current assets	3,643,948	1,659,168

Property, plant and equipment, net	2,409,386	2,482,635

Other assets:
Security deposit	20,825	20,825
Total other assets	20,825	20,825

Total assets	$6,074,159	$4,162,628

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,807,097	$2,179,775
Due to related party	397,372	353,220
Deposit payable	295,000	65,000
Billings in excesss of costs and estimated earned profits on uncompleted contracts	966,396	-
Estimated loss on uncompleted contract	304,175	83,804
Debt- current portion	113,147	114,657
Total current liabilities	4,883,187	2,796,456

Long term liabilities:
Debt- long term, net of discount	7,754,046	6,399,397
Debt- long term- related party, net of discount	5,680,850	5,169,665
Derivative liability	10,694,558	11,767,504
Total long term liabilities	24,129,454	23,336,566

Total liabilities	29,012,641	26,133,022

Stockholders' deficit:
Preferred stock, $0.01 par value; authorized shares 1,000,000; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 200,000,000 8,224,247 and 8,024,260 issued and outstanding	8,224	8,024
Additional paid in capital	60,355,353	59,481,081
Accumulated deficit	(83,302,059)	(81,459,499)
Total stockholders' deficit	(22,938,482)	(21,970,394)

Total liabilities and stockholders' deficit	$6,074,159	$4,162,628

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

	2013	2012

Revenues:
System sales	$1,040,628	$346,912
Total revenues	1,040,628	346,912

Cost of goods sold	1,390,553	299,758
Gross profit (loss)	(349,925)	47,154

Expenses:
Sales and marketing	170,306	292,960
General and administrative expenses	821,544	1,025,138
Research and development	47,797	583,306
Depreciation and amortization	73,249	92,318
Total expenses	1,112,896	1,993,722

Loss from operations	(1,462,821)	(1,946,568)

Other income (expenses):
Interest income	302	-
Interest expense	(474,820)	(272,570)
Other income	-	39,730
Loss on equity investment	-	(45,248)
Amortization of discount on convertible debt	(978,167)	(729,777)
Gain on fair value of derivative	1,072,946	405,539
Total other income (expenses)	(379,739)	(602,326)

Loss before provision for income taxes	(1,842,560)	(2,548,894)
Provision for income taxes	-	-

Net loss	$(1,842,560)	$(2,548,894)

Net loss per common share - basic and diluted	$(0.23)	$(0.34)

Weighted average number of shares - basic and diluted	8,026,434	7,470,348

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,842,560)	$(2,548,894)
Adjustments to reconcile net loss operations to net cash (used in) operating activities:
Depreciation and amortization	73,249	92,318
Grant of options for services	-	16,863
Issuance of common stock for interest expense	316,069	269,565
(Gain) on fair value of derivative	(1,072,946)	(405,539)
Amortization of discount on debt	978,167	729,777
Loss on equity investment	-	45,248
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable	5,392	(142,417)
Decrease in restricted cash	-	58,745
Decrease/(increase) in costs and estimated earned profits in excess of billings on uncompleted contracts	380,630	(136,265)
(Increase) in inventory	(1,853,057)	(91,710)
(Increase)/decrease in prepaid expenses and other assets	(157,084)	7,211
Increase in accounts payable and accrued liabilities	627,322	233,083
Increase in due to related party	44,152	44,152
Increase in deposit payable	230,000	135,000
Increase/(decrease) in billings in excess of costs and estimated earned profits on uncompleted contracts	966,396	(5,147)
Increase/(decrease) in estimated loss on uncompleted contract	220,371	(169,195)
NET CASH (USED IN) OPERATING ACTIVITIES	(1,083,899)	(1,867,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(9,710)
Additional equity investment	-	(109,235)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(118,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(7,647)	(7,869)
Proceeds from notes payable and line of credit	1,452,207	-
Proceeds from private placement- convertible notes	-	3,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,444,560	2,992,131

INCREASE IN CASH AND CASH EQUIVALENTS	360,661	1,005,981
CASH AND CASH EQUIVALENTS - beginning of period	636,940	2,079,235

CASH AND CASH EQUIVALENTS - end of period	$997,601	$3,085,216

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,110	$3,005
Income taxes	$-	$-

Non-cash investing and financing activites:
Issuance of common stock for interest expense	$316,069	$269,565

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2013

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

The Company

Our company, Boomerang Systems, Inc, is engaged in the business of marketing, designing, engineering, manufacturing, installing and servicing its RoboticValet® automated parking systems (“APS”), with corporate and sales offices in Florham Park, New Jersey, a demonstration facility in Hamburg, New Jersey, and a research, design, engineering, production and testing center in Logan, Utah.

Unless the context otherwise requires, the terms “Company,” “we,” “our,” and “us,” means Boomerang Systems, Inc. and its consolidated subsidiaries.

Our fiscal year end is September 30th.  We define fiscal year 2014 as the twelve month period ended September 30, 2014.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013 and filed with the SEC on December 30, 2013.  There have been no changes in significant accounting policies since September 30, 2013.

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of December 31, 2013, we estimated that the gross loss on current contracts would be $543,165.  This loss is comprised of $238,990 recognized through the percentage of completion method and $304,175 as a provision for the remaining loss on contracts.

Revenues of $1,040,628 and $346,912 have been recognized for the three months ended December 31, 2013 and 2012, respectively.

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
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2013

Cash and Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Earnings per Common Share

We adopted ASC 260. The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing our net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted income/(loss) per common share for the three months ended December 31, 2013 and 2012 were 8,026,434 and 7,470,348, respectively.  The Company’s common stock equivalents, of outstanding options, warrants and convertible notes, have not been included as to include them would be anti-dilutive. As of December 31, 2013 and 2012, there were fully vested options outstanding for the purchase of 623,385 and 641,385 common shares, warrants for the purchase of 10,400,092 and 10,032,846 common shares, and notes convertible into 4,836,999 and 4,598,158 common shares, respectively, all of which could potentially dilute future earnings per share.

Stock-Based Compensation

The analysis and computation was performed based on our adoption of ASC 718-10-25, which requires the recognition of the fair value of stock-based compensation.  For the three months ended December 31, 2013 and 2012, we conducted an outside independent analysis and our own review, and based on the results, we recognized $0 and $16,863 in share-based payments related to non-vested stock options that were issued from fiscal year 2008 through 2010, respectively.  We recognized no expense related to the issuance of warrants during the three months ended December 31, 2013 and 2012, respectively.

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
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2013

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

As required by ASC Topic 820 – 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model.  The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the three months and one year ended December 31, 2013 and September 30, 2013, respectively, for all financial assets and liabilities categorized as Level 3.

	December 31, 2013	September 30, 2013
	(Unaudited)
Liabilities:
Balance of derivative liabilities – beginning of period	$11,767,504	$13,069,663
Change in fair value of derivative liabilities	(1,072,946)	(1,302,159)
Balance of derivative liabilities – end of period	$10,694,558	$11,767,504

The Company incurred the derivative liability set forth on the December 31, 2013 balance sheet in connection with the 2011 Offering (see Note 7).

Research and Development

Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred.  Research and Development expense for the three months ended December 31, 2013 and 2012 were $47,797 and $583,306, respectively.

Advertising

Advertising costs amounted to $7,385 and $80,065 for the three months ended December 31, 2013 and 2012, respectively.  Advertising costs are included in Sales and Marketing and expensed as incurred.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts reflects our best estimate of probable credit losses inherent in our existing accounts receivable balance.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We determine this allowance based on known troubled accounts, history and other currently available evidence.  There is no allowance for doubtful accounts at December 31, 2013 and September 30, 2013, respectively.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2013

Inventory

Inventory is stated at the lower of cost or market using the weighted average cost method. Inventory includes materials, parts, assemblies and work in process.  The Company records an inventory reserve for the anticipated loss associated with slow moving, obsolete and/or damaged inventory.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the three months ended December 31, 2013 and 2012 was $73,249 and $92,318, respectively.

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

NOTE 3 - INVENTORY

The components of inventory as of December 31, 2013 and September 30, 2013 were as follows:

	December 31, 2013	September 30, 2013
	(Unaudited)
Parts, materials and assemblies	$2,345,599	$508,086
Work in-process	23,648	8,104
Total Inventory	$2,369,247	$516,190

NOTE 4 - PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
	(Unaudited)

Computer equipment	$235,367	$235,367
Machinery and equipment	132,582	132,582
Furniture and fixtures	62,803	62,803
Leasehold improvements	62,469	62,469
Leased Equipment	70,133	70,133
Buildings	2,598,470	2,598,470
	3,161,824	3,161,824
Less: Accumulated depreciation	(752,438)	(679,189)
	$2,409,386	$2,482,635

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2013

NOTE 5 –COSTS IN EXCESS OF BILLINGS

Information with respect to uncompleted contracts at December 31, 2013 and September 30, 2013 are as follows:

	December 31, 2013	September 30, 2013
Costs in excess of billings:	(Unaudited)
Earnings on billings to date	$-	$2,298,030
Less: Billings	-	(1,917,400)
Total costs in excess of billings	$-	$380,630

Billings in excess of costs:	December 31, 2013 (Unaudited)	September 30, 2013
Earnings on billings to date	$3,299,958	$-
Less: Billings	(4,266,354)	-
Total (billings in excess of costs)	$(966,396)	$-

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2013 and September 30, 2013 consisted of the following:

	December 31,	September 30,
	2013	2013
	(Unaudited)

Accounts payable – trade	$2,079,746	$1,598,838
Accrued interest	294,302	137,888
Accrued warranty expense	4,000	12,000
Accrued payroll	378,212	332,640
Other accrued liabilities	50,837	98,409
Total	$2,807,097	$2,179,775

NOTE 7- DEBT

Current Debt

Effective February 6, 2008, the Company was indebted for an unsecured loan to a third party.  As of December 31, 2013, the principal balance of this loan was $80,538.  The loan is not collateralized, bears interest at an annual rate of 10% and is due on demand.  As of December 31, 2013, the balance of the loan including accrued interest was $111,370.

The Company entered into a twenty-four month capital lease secured by equipment with a third party commencing on January 1, 2013.  The total principal balance of this lease was $315,000 at an annual rate of 6%.  In the year ended September 30, 2013, the company sold part of the equipment on this lease and paid the lease down from $315,000 to $40,255.  As of December 31, 2013, $32,609 is classified as current on our balance sheet.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2013

The Company valued the 2011 Warrants and the beneficial conversion features (“BCF”) of the 2011 Notes, and the resulting derivative liability, at $5,309,941 each for the 2011 Warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt during the first quarter of fiscal 2012. This discount will be amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the 2011 Warrants. The valuation of the 2011 Warrants, BCF, and the resulting derivative liability, were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0%, ii) expected volatility of 52.7%, iii) risk free interest rate of 0.9%, and iv) expected term of 5 years. During the three months ended December 31, 2013, the Company amortized $530,994 of the of debt discount.

As of September 30, 2013, the aggregate fair value of the derivative was $11,537,248. The revaluation of the derivative as of December 31, 2013 resulted in a derivative value of $10,485,296. The change in fair value of the derivative from September 30, 2013 to December 31, 2013 resulted in a gain on the fair value of the derivative liability of $1,051,952. The derivative liability was revalued on December 30, 2013 using the Black-Scholes option pricing model with the following weighted assumptions:   i) expected dividend rate of 0% ii) expected volatility of 43.36% iii) risk free interest rate of 1.75% and expected term of 2.85 years.

In connection with the 2011 Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock.  The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040.  The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $230,256 at September 30, 2013 was revalued at $209,262 at December 31, 2013. The difference in valuation for the year ended December 31, 2013 was $20,994, accounted for as a gain on the fair value of derivative.  The valuation at December 31, 2013 was valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants granted to the debt holders as of December 31, 2013.

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

The Company valued the 2012 Warrants and the BCF at $1,956,517 each for a total of $3,913,034 recorded as a discount to the convertible debt during the third quarter of fiscal 2012.  This discount will be amortized over the life of the 2012 Notes or until such time as the 2012 Notes are repaid or converted, or upon exercise of the 2012 Warrants.  The valuation of the 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 53.43% iii) risk free interest rate of 0.9% and expected term of 5 years.  During the three months ended December 31, 2013, the Company amortized $196,289 of the of debt discount.

Private Placement Offering – December 2012

In December 2012 and March 2013, the Company issued to subscribers 6% convertible notes due on December 28, 2017 (the “December 2012 Notes”) in the aggregate principal amount of approximately $3.1 million and warrants to purchase an aggregate of 615,000 shares of Common Stock (the “December 2012 Warrants”) in a private placement (the “December 2012 Offering”).

The December 2012 Notes were initially convertible into Common Stock at $5.00 per share, subject to full ratchet adjustment for issuances of Common Stock or Common Stock equivalents below the conversion price, subject to certain exceptions, and subject to weighted average anti-dilution adjustment for issuances of Common Stock as payment of interest on the Notes, the 2012 Notes and the December 2012 Notes.  Additionally, the conversion price may not be adjusted below $0.25.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2013

The Company valued the December 2012 Warrants and the BCF at $962,904 each for a total of $1,925,808 recorded as a discount to the convertible debt during the first quarter of fiscal 2013.  This discount will be amortized over the life of the December 2012 Notes or until such time as the December 2012 Notes are repaid or converted, or upon exercise of the December 2012 Warrants.  The valuation of the December 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.92% iii) risk free interest rate of 0.72% and expected term of 5 years.  During the three months ended December 31, 2013, the Company amortized $96,371 of the of debt discount.

As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the conversion prices of the 2011 Notes, 2012 Notes and December 2012 Notes were adjusted to $4.04, $4.72 and $4.76, respectively.

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

As of September 30, 2013, the Company drew down an aggregate of $3,033,333 under the Loan Agreement.  The Company drew down an additional $1,452,207 during the three months ended December 31, 2013, bringing the total amount of borrowings under the Loan Agreement to $4,485,540 as of December 31, 2013.

The notes bear interest at the rate of 15% per annum, payable upon maturity. The maturity date of the Notes is May 31, 2016, subject to earlier prepayment upon acceleration of the occurrence of an event of default (as defined in the Loan agreement); provided further that the Company may prepay the Notes at any time without penalty.  The Company accrued $152,880 of interest expense during the three months ended December 31, 2013.  Total accrued interest related to the Loan Agreement is $260,250 as of December 31, 2013.

Pursuant to the Loan Agreement, the Borrowers assigned, pledged and granted to the Lenders a security interest in substantially all of their respective assets, including their respective intellectual property, accounts, receivables, general intangibles, equipment, inventory, all of the proceeds and products of the foregoing and the Company’s equity interests in the other Borrowers.

As partial consideration for providing advances under the Loan Agreement, the Company agreed to issue to each Lender warrants to purchase 20,000 shares of its common stock for each $100,000 advanced.  The warrants are exercisable at $5.00 per share, subject to full-ratchet adjustment for issuance below the exercise price, subject to certain exceptions.  The warrants expire on June 6, 2018.

Pursuant to the draw downs during the year ended September 30, 2013, the Company issued warrants to purchase an aggregate of 606,680 shares of common stock.  The Company valued these warrants at $1,357,139, recorded as a discount to long-term debt.  During the three months ended December 31, 2013, the Company amortized $116,887 of the of debt discount.

Pursuant to the draw down on October 29, 2013, the Company issued warrants to purchase an aggregate of 290,469 shares of common stock.  The Company valued these warrants at $558,403, recorded as a discount to long-term debt.  This discount will be amortized over the life of the notes or until such time as the notes are repaid, or upon exercise of the warrants. The valuation of the warrants was determined using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 43.36% iii) risk free interest rate of 1.75% and expected term of 4.6 years.  During the three months ended December, 2013, the Company amortized $37,626 of the of debt discount.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2013

The following officers, directors and 5% shareholders of the Company participated as Affiliate Lenders:

Name	Commitment	Amount Funded as of December 31, 2013	Aggregate Number of Warrants Issuable	Warrants Issued as of December 31, 2013

The Estate of Gene Mulvihill(1)	$500,000	$285,714	100,000	57,143
Sunset Marathon Partners LLC(2)	$250,000	$142,857	50,000	28,571
MRP Holdings LLC(3)	$200,000	$114,283	40,000	22,855
David Koffman and Burton I. Koffman(4)	$750,000	$428,571	150,000	85,712
Anthony P. Miele III(5)	$25,000	$14,285	5,000	2,858
Alexandria Equities, LLC(6)	$200,000	$114,280	40,000	22,857
Albert Behler(7)	$200,000	$114,280	40,000	22,857

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2013

Principal
As of
	12/31/2013	9/30/2013	Maturity Date	Interest Rate	Secured
	(unaudited)
Current Debt- Third Party:
Loan Payable- Third Party	$80,538	$80,538	Upon Demand	10%	No
Equipment Note Payable (current portion)	32,609	34,119	1/15/2015	6%	Yes
Total Current Debt- Third Party	$113,147	$114,657

Long-Term Debt – Third Party:
Equipment Note Payable (long-term portion)	$-	$6,136	1/15/2015	6%	Yes
Long-Term Notes – June 2013 Loan Agreement	3,271,269	1,944,047	5/31/2016	15%	Yes
Convertible Notes – 2011 Offering	3,665,763	3,665,763	11/1/2016	6%	No
Convertible Notes – 2011 Offering	1,250,000	1,250,000	11/18/2016	6%	No
Convertible Notes – 2011 Offering	925,000	925,000	12/9/2016	6%	No
Convertible Notes – 2012 Offering	4,065,000	4,065,000	6/14/2017	6%	No
Convertible Notes – Dec 2012 Offering	1,230,000	1,230,000	12/28/2017	6%	No
Discount on Convertible Notes	(10,049,568)	(9,539,225)
Amortization of Discount	3,396,582	2,852,676
Total Long-Term Debt – Third Party	$7,754,046	$6,399,397

Long-Term Debt- Related Party:
Long-Term Notes – June 2013 Loan Agreement	$1,214,271	$1,089,286	5/31/2016	15%	Yes
Convertible Notes – 2011 Offering	5,683,757	5,683,757	11/1/2016	6%	No
Convertible Notes – 2011 Offering	100,000	100,000	11/18/2016	6%	No
Convertible Notes – 2012 Offering	2,135,000	2,135,000	6/14/2017	6%	No
Convertible Notes – Dec 2012 Offering	1,845,000	1,845,000	12/28/2017	6%	No
Discount on Convertible Notes	(8,324,698)	(8,276,639)
Amortization of Discount	3,027,520	2,593,261
Total Long-Term Debt- Related Party	$5,680,850	$5,169,665

The aggregate maturities of our long-term debt are as follows:

Twelve months ended
December 31, 2015	$-
December 30, 2016	16,110,060
December 30, 2017	9,275,000
Total	$25,385,060

NOTE 8 - EQUITY

Common Stock:

On December 31, 2013, the Company issued an aggregate of  199,987 shares of common stock in lieu of cash payments of $316,069 for interest earned by noteholders for the quarter ended December 31, 2013.  These shares of stock were issued at $1.58 per share, pursuant to the terms of the 2011 Notes, 2012 Notes and December 2012 Notes.

At December 31, 2013, the Company required shares of common stock for issuance upon exercise as follows:

Options	623,385
Warrants	10,400,092
Convertible Notes	4,836,999
Total Shares	15,860,476

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2013

Warrants:

As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the exercise prices of the 2011 Warrants, 2012 Warrants and December 2012 Warrants were adjusted to $4.04, $4.72 and $4.76, respectively.

Pursuant to the Loan and Security Agreement described in Note 7, on October 29, 2013, we issued warrants to Lenders to purchase 290,469 shares of Common Stock of the Company. The warrants are exercisable at $5.00 per share, subject to full ratchet adjustment for issuance below the exercise price, subject to certain exceptions.  Additionally, the exercise price may not be adjusted below $1.00. Cashless exercise is permitted if the average trading volume of the Company’s Common Stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the Common Stock during such five (5) consecutive trading day period. The warrants expire on June 6, 2018.  When these warrants were issued, the fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used: (i) risk free interest rate of 1.75%, (ii) expected life of 4.6 years, (iii) dividend rate of 0.00% and (iv) expected volatility of 43.36%.  The Company valued these warrants at $558,403, recorded as a discount to long-term debt.  This discount will be amortized over the life of the Loan Agreement or until such time as it is repaid, or upon exercise of the warrants.  During the three months ended December 31, 2013, the Company amortized $37,625 of the of debt discount.

NOTE 9 - RELATED PARTY TRANSACTIONS

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us at 324 West 2450 North, Building B, Logan, Utah.  Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President, and is a principal stockholder of our company.  The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities.  This is a month-to-month lease at a rate of $21,717 per month, of which $14,717 is classified as deferred rent.  Deferred rental payments totaling $397,372 have been accrued as of December 31, 2013 and classified as due to related party on our balance sheet.

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

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to Zions Bank. The principal amount due was $686,670 as of December 31, 2013, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang, the Estate of Gene Mulvihill and Messrs. Stan Checketts and Burton Koffman are the joint and several guarantors of this promissory note.  Gene Mulvihill was the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

The Estate of Gene Mulvihill and Burton Koffman are the guarantors of a financing lease entered into on September 1, 2007 between Boomerang Utah and a nonaffiliated bank. The lease relates to certain equipment used by Boomerang Utah in its manufacturing operations. The total cost of the equipment was approximately $900,000. The rental was payable in sixty monthly installments of approximately $12,750, through August 31, 2012. At that time, Boomerang Utah had the option to purchase the equipment for approximately $315,000 or refinance it for an additional twenty four months.  Boomerang refinanced the rental over twenty four months and has the option to purchase the equipment for $1 at the conclusion of the lease term. The lease commenced on January 1, 2013 and ends on December 1, 2014, with twenty four monthly installments of approximately $13,890. In the year ended September 30, 2013, the Company sold part of the equipment on this lease and paid the lease down from $315,000 to $40,255.  As of December 31, 2013, the remaining amount on the lease is $32,609.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2013

The Company used the services of Coordinate Services, Inc. for product development in fiscal 2013.  The owner of Coordinate Services, Inc., is Gene Mulvihill, Jr., the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense for the three months ended December 31, 2013 and 2012 was $0 and $34,954 respectively; which is recorded under research and development expenses.

The Company reimbursed North Jersey Management Services, Inc. for consulting expenses during fiscal 2013 for the services of Joseph Bellantoni, the former Chief Financial Officer of the Company, and Maureen Cowell, the Company’s Corporate Secretary.  Mr. Bellantoni is also the President and Mrs. Cowell is the Vice President of North Jersey Management Services, Inc.  Mr. Bellantoni and Ms. Cowell are directors of the Company.  The amount of this expense for the three months ended December 31, 2013 and 2012 was $0 and $19,500 respectively; which is recorded under general and administrative expenses.

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

The Resort owns and operates seven golf courses, two hotels and a fitness facility and develops real estate in Sussex County NJ, which is comprised of more than 40 additional entities, including the above named entities.  Gail Mulvihill owns 50% of each of Builders, Cascades and Route 94 and, indirectly, through these and various other entities, Gail Mulvihill and her family own approximately 50% of the Resort.   Except as set forth above, no other officer, director or 5% or greater stockholder of the Company has any equity interest in Builders, Cascades or Route 94.  The Company incurred expenses of approximately $2,000 and $13,000 for Cascades for the three months ended December 31, 2013 and 2012, respectively.  No expenses were incurred for Route 94 or Builders during the three months ended December 31, 2013 and 2012.

Certain officers, directors and 5% shareholders of the Company participated as Affiliate Lenders under the June 2013 Loan and Security Agreement.  See Note 7.

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Boomerang Utah is a joint and several guarantor on a twenty-year promissory note owing to Zions Bank in the principal amount of $686,670, bearing interest at 3.807% per annum and due August 1, 2027.  The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  The Estate of Gene Mulvihill and Messrs. Checketts and Burton Koffman, are the other joint and several guarantors of the promissory note.

We entered into a five year lease on a new principal office, which expires in November 2016.  The aggregate future minimum annual rental payments on this lease, exclusive of escalation payments for taxes and operating costs, are as follows:

Twelve months ended December 31, 2014	$136,434
December 31, 2015	130,156
December 31, 2016	134,750
Total	$401,340

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2013

On March 15, 2013, Crescent Heights R&D, LLC (“Crescent Heights”), filed a complaint against Boomerang in the State of Florida for fraud, breach of contract and specific performance, as well as equitable rescission which alleged an unspecified amount of damages in excess of the purchase price.  Boomerang was subsequently granted a motion to remove this matter to federal court.  On May 17, 2013, the court entered an order that our motion to compel arbitration and stay proceedings be granted.  The parties have agreed to arbitrate the matter in front of the American Arbitration Association.  An arbitrator has been selected and an arbitration hearing will take place in June/July 2014. The parties are presently conducting discovery in preparation for arbitration. The dispute arises from a contract to provide a rack and rail automated parking system.  Crescent Heights’ claims, Boomerang’s defenses and Boomerang’s affirmative claims all arise from the contract.  Due to the ongoing arbitration with Crescent Heights, Boomerang has eliminated the warranty reserve associated with this project.

On April 17, 2013, Park Plus, Inc., filed a complaint against the Company in the United States District Court for the District of New Jersey, alleging antitrust and unfair competition claims. On January 22, 2014, the case was dismissed without prejudice.

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

On June 6, 2013, Boomerang entered into a marketing agreement with BrickellHouse Holding, LLC, whereas BrickellHouse Holding, LLC will allow Boomerang to use its parking system for sales and marketing purposes.  Boomerang will pay BrickellHouse Holding, LLC a royalty for each sale of a system equal to 2% of the purchase price of that system, not to exceed an aggregate of $2 million.  The agreement shall be in effect until the amount of royalty payments reaches $2 million.  As of December 31, 2013, no royalty payments have been made under this agreement.

NOTE 11 – SUBSEQUENT EVENTS

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred after December 31, 2013, through the date of issuance of the financial statements.

On January 22, 2014, the case with Park Plus, Inc., was dismissed without prejudice.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the three months ended December 31, 2013, increased by $360,661 to $997,601.  This increase is attributable to cash provided by financing activities of $1,444,560, offset by cash used in operations of $1,083,899.  At the present time, we believe our working capital together with the available borrowings under our Loan Agreement (defined below) and the expected cash flow from ongoing projects will be sufficient to support our administrative requirements and existing projects through February, 2015.  To implement our full business plan, we may require additional funds, and anticipate seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations and could default on our existing indebtedness.

For the three months ended December 31, 2013, we had a net loss of $1,842,560.  Included in this net loss were several non-cash expenses that partially offset the cash used in operations. These non-cash expenses include depreciation of $73,249, amortization of discount on convertible debt of $978,167, and issuance of common stock for interest of $316,069. These non-cash expenses were offset by a non-cash gain on the fair value of derivative of $1,072,946. Cash used in operations was primarily related to three month increases in inventories of $1,853,057 and prepaid expenses of $157,084.  These items were offset by increases in accounts payable and accrued liabilities of $627,322, estimated loss on uncompleted contract of $220,371, due to related party of $44,152, deposit payable of $230,000 and billings in excess of costs of $966,396, decreases in accounts receivable of $5,392 and costs in excess of billings of $380,630.  After adjusting our net loss for these non-cash items and the net changes in assets and liabilities, net cash used in operations was $1,083,899 for the three months ended December 31, 2013.

Financing activities provided $1,444,560 for the three months ended December 31, 2013.  Net cash provided by financing activities consisted of $1,452,207 of borrowings under the Loan Agreement, offset by $7,647 of note repayments.

Convertible Notes

As of December 31, 2013, the Company had approximately $20.9 million of indebtedness under convertible promissory notes associated with the November/December 2011 Offering (“2011 Notes”), June/July 2012 Offering (“2012 Notes”) and December 2012 Offering (“December 2012 Notes” and, together with the 2011 Notes and 2012 Notes, the “Notes”).  The Notes become due between November 2016 and December 2017.  The Notes are convertible into 2,877,387 shares of common stock at $4.04, 1,313,583 shares of common stock at $4.72 and 646,029 shares of common stock at $4.76.  The 2011 Notes and 2012 Notes are subject to a weighted average adjustment, and the December 2012 Notes a full ratchet adjustment, in each case, for issuances of common stock or common stock equivalents below the conversion price, subject to certain exceptions.  The respective conversion price for the 2012 Notes and December 2012 Notes may not be adjusted below $0.25.  Interest accrues on the Notes at 6% per annum, payable quarterly at the Company’s option in: (i) cash or (ii) shares of Common Stock.

Certain officers, directors, 5% stockholders and affiliates hold approximately $9.8 million aggregate principal amount of such Notes.

For so long as the above Notes are outstanding, without the prior written consent of the holders of at least a majority of the aggregate principal amount of each of the Notes, the Company may not:

⋅
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

⋅
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

⋅
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

As of September 30, 2013, the aggregate fair value of the derivative was $11,537,248. The revaluation of the derivative as of December 31, 2013 resulted in a derivative value of $10,485,296. The change in fair value of the derivative from September 30, 2013 to December 31, 2013 resulted in a gain on the fair value of the derivative liability of $1,051,952. The derivative liability was revalued on December 30, 2013 using the Black-Scholes option pricing model with the following weighted assumptions:   i) expected dividend rate of 0% ii) expected volatility of 43.36% iii) risk free interest rate of 1.75% and expected term of 2.85 years.

In connection with the 2011 Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock.  The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040.  The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $230,256 at September 30, 2013 was revalued at $209,262 at December 31, 2013. The difference in valuation for the year ended December 31, 2013 was $20,994, accounted for as a gain on the fair value of derivative.  The valuation at December 31, 2013 was valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants granted to the debt holders as of December 31, 2013.

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

As of September 30, 2013, the Company drew down an aggregate of $3,033,333 under the Loan Agreement.  On October 29, 2013, the Company drew down an additional $1,452,207, bringing total borrowings under the Loan Agreement to $4,485,540, and reducing remaining borrowings under the Loan Agreement to $3,364,460 as of December 31, 2013.

The notes bear interest at the rate of 15% per annum, payable upon maturity. The maturity date of the Notes is May 31, 2016, subject to earlier prepayment upon acceleration of the occurrence of an event of default (as defined in the Loan agreement); provided further that the Company may prepay the Notes at any time without penalty.  The Company accrued $152,880 of interest during the three months ended December 31, 2013.  Total accrued interest related to the Loan Agreement is $260,250 as of December 31, 2013.

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

Pursuant to the draw downs during the year ended September 30, 2013, the Company issued warrants to purchase an aggregate of 606,680 shares of common stock.  The Company valued these warrants at $1,357,139, recorded as a discount to long-term debt.  During the three months ended December 31, 2013, the Company amortized $116,887 of the of debt discount.

Pursuant to the draw down on October 29, 2013, the Company issued warrants to purchase an aggregate of 290,469 shares of common stock.  The Company valued these warrants at $558,403, recorded as a discount to long-term debt.  This discount will be amortized over the life of the notes or until such time as the notes are repaid, or upon exercise of the warrants. The valuation of the warrants was determined using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 43.36% iii) risk free interest rate of 1.75% and expected term of 4.6 years.  During the three months ended December, 2013, the Company amortized $37,626 of the of debt discount.

The following officers, directors and 5% shareholders of the Company participated as Affiliate Lenders:

Name	Commitment	Amount Funded as of December 31, 2013	Aggregate Number of Warrants Issuable	Warrants Issued as of December 31, 2013

The Estate of Gene Mulvihill(1)	$500,000	$285,714	100,000	57,143
Sunset Marathon Partners LLC(2)	$250,000	$142,857	50,000	28,571
MRP Holdings LLC(3)	$200,000	$114,283	40,000	22,855
David Koffman and Burton I. Koffman(4)	$750,000	$428,571	150,000	85,712
Anthony P. Miele III(5)	$25,000	$14,285	5,000	2,858
Alexandria Equities, LLC(6)	$200,000	$114,280	40,000	22,857
Albert Behler(7)	$200,000	$114,280	40,000	22,857

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

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2012

Revenues were $1,040,628 for the three months ended December 31, 2013, compared with $346,912 for the three months ended  December 31, 2012.  The increase was attributable to work on a RoboticValet project that commenced in June 2013.

Cost of goods sold were $1,390,553 for the three months ended December 31, 2013, compared with $299,758 for the three months ended December 31, 2012. The increase for the three months ended December 31, 2013, was attributable to work on the RoboticValet project that commenced in June 2013 and included approximately $220,000 as an increase in the estimated loss on this project.

Sales and marketing expenses were $170,306 during the three months ended December 31, 2013, compared with $292,960 during the three months ended December 31, 2012, for a decrease of $122,654.  The decrease was due to reduced spending of approximately $75,000 on marketing and tradeshows and a reduction of approximately $55,000 in salary related expense.    As of December 31, 2013, the Company employed two full-time sales persons compared to four full-time salespersons and one full-time support person as of December 31, 2012.  Salespersons’ salaries are recorded under sales and marketing expense.

General and administrative expenses were $821,544 during the three months ended December 31, 2013, compared with $1,025,138 during the three months ended December 31, 2012, for a decrease of $203,594.  This decrease was primarily due to reductions of approximately $195,000 in salary related expenses during the three months ended December 31, 2013.

Research and development expenses were $47,797 during the three months ended December 31, 2013, compared with $583,306 during the three months ended December 31, 2012, for a decrease of $535,509.  The decrease was due to less resources being needed to complete existing research and development projects during the three months ended December 31, 2013.

Depreciation and amortization expenses were $73,249 during the three months ended December 31, 2013, compared to $92,318 during the three months ended December 31, 2012, for a decrease of $19,069.  This decrease was the result of the sale of certain fixed assets and older assets becoming fully depreciated in the prior fiscal year ended September 30, 2013.

Interest expense was $474,820 during the three months ended December 31, 2013, compared with $272,570 during the three months ended December 31, 2012, for an increase of $202,250.  This increase is due to an increase in indebtedness through borrowings under the Loan Agreement and the issuance of the December 2012 Notes.

In connection with the 2011 Offering, the Company recorded a discount for the BCF and the 2011 Warrants.  In addition, the Placement Agent Warrants were deemed not indexed to the Company’s common stock and accordingly the Company recorded a derivative liability.  The derivative liability is required to be revalued at each interim and annual reporting date until such time that it is settled. This revaluation resulted in a gain on fair value of derivative of $1,072,946 during the three months ended December 31, 2013.  With respect to the 2012 Offering and the December 2012 Offering, the Company recorded a discount for the BCF and the warrants issued in connection with each offerings.  In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders.  The Company has determined that the 2012 Offering and the December 2012 Offering are indexed to the Company’s common stock and has not recorded a derivative liability.  The Company also recorded a discount for the warrants issued in connection with each draw down of the June 2013 Loan Agreement.  During the three months ended December 31, 2013 the Company amortized an aggregate of $978,167 of the debt discount for the 2011 Offering, the 2012 Offering, December 2012 Offering and June 2013 Loan Agreement.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the three months ended December 31, 2013, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Accounts receivable and allowance for doubtful accounts – Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We determine this allowance based on known troubled accounts, history and other currently available evidence.  We have no allowance for doubtful accounts for the periods ending December 31, 2013 and September 30, 2013, respectively.

Property and equipment – Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the three months ended December 31, 2013 and 2012 was $73,249 and $92,318, respectively.

Research and development – Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred.  Research and Development expense for the three months ended December 31, 2013 and 2012 were $47,797 and $583,306, respectively.

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of December 31, 2013, it was estimated that the gross loss on current contracts would be $543,165.  This loss is comprised of $238,990 recognized through the percentage of completion method and $304,175 as a provision for the remaining loss on contracts for the three months ended December 31, 2013.  Revenues of $1,040,628 and $346,912 have been recognized for the three months ended December 31, 2013 and 2012, respectively.

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

Warranty Reserves - The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  As revenues for contracts are recognized, the Company will record a warranty reserve for estimated costs in connection with future warranty claims associated with those contracts.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly.  The Company incurred warranty expenses relating to its completed projects of $10,157 and $0 for the three months ended December 31, 2013 and 2012, respectively.

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

Fair Value Measurements - As defined in ASC Topic 820 – 10, “Fair Value Measurements and Disclosures,” fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.

As required by ASC Topic 820 – 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934.  These forward-looking statements are largely based on our current expectations and projections about future events and conditions affecting our business, the markets for our products and customer acceptance of our products and conditions in the construction industry.  Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate and intend to operate.  These forward-looking statements may be identified by the use of terms and phrases such as  “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, “targets”, “will”, “anticipates”, and similar expressions or variations of these terms and similar phrases.  Comments about our critical need for additional capital and our ability to raise such capital when and as needed and on acceptable terms are forward-looking statements.  Additionally, statements concerning future matters such as the costs and expenses we expect to incur, our ability to realize material revenues, delays we may encounter in selling our products and gaining market acceptance for our products, the cost of the further development of our products, and achieving enhancements or improved technologies, achieving material sales levels, marketing expenses, projected cash flows, our intentions regarding raising additional capital and when additional capital may be required, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors on our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as well as those discussed elsewhere in this Form 10-Q.  The cautionary statements should be read as being applicable to all forward-looking statements wherever they appear in this Form 10-Q and they should also be read in conjunction with the consolidated financial statements, including the related footnotes.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our Company's principal executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2013 in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure due to our inability to record, process, summarize and report within the time periods specified in the SEC’s rules and forms.  We plan on taking measures to educate appropriate staff as to the reporting requirements and implement a process by which management is alerted to events requiring disclosure.

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 15, 2013, Crescent Heights R&D, LLC (“Crescent Heights”), filed a complaint against Boomerang in the State of Florida for fraud, breach of contract and specific performance, as well as equitable rescission which alleged an unspecified amount of damages in excess of the purchase price.  Boomerang was subsequently granted a motion to remove this matter to federal court.  On May 17, 2013, the court entered an order that our motion to compel arbitration and stay proceedings be granted.  The parties have agreed to arbitrate the matter in front of the American Arbitration Association.  An arbitrator has been selected and an arbitration hearing will take place in June/July 2014. The parties are presently conducting discovery in preparation for arbitration. The dispute arises from a contract to provide a rack and rail automated parking system.  Crescent Heights’ claims, Boomerang’s defenses and Boomerang’s affirmative claims all arise from the contract.  Due to the ongoing arbitration with Crescent Heights, Boomerang has eliminated the warranty reserve associated with this project.

On April 17, 2013, Park Plus, Inc., filed a complaint against the Company in the United States District Court for the District of New Jersey, alleging antitrust and unfair competition claims. On January 22, 2014, the case was dismissed without prejudice.

In addition to the above, we may from time to time become involved in litigation relating to claims arising from the ordinary course of business. These claims, even if not meritous, could result in the expenditure of significant financial and managerial resources.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 29, 2013, the Company issued warrants to purchase an aggregate of 290,469 shares of common stock in connection with a draw down of $1,452,207 under the Loan Agreement.

On December 31, 2013, the Company issued an aggregate of 199,987 shares of common stock in lieu of cash payments of $316,069 for interest earned by noteholders for the quarter ended December 31, 2013.  These shares of stock were issued at $1.58 per share, pursuant to the terms of the 2011 Notes, 2012 Notes and December 2012 Notes.

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

101 The following materials from Boomerang Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited, Consolidated Statements of Operations for the Three Months Ended December 31, 2013 and 2012, (ii) Unaudited, Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013, (iii) Unaudited, Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2013 and 2012, and (iv) Notes to Unaudited, Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

Dated: February 14, 2014	By: /s/ Mark R. Patterson
Mark R. Patterson
Principal Executive Officer

Dated: February 14, 2014	By: /s/ Scott Shepherd
Scott Shepherd
Principal Financial Officer
and Principal Accounting Officer

