Form 10-Q
period 2014-03-31
Boomerang Systems, Inc.
filed 2014-05-15
CIK 314712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ____________to______________

Commission File Number 0-10176

BOOMERANG SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2306487
(State or other jurisdiction	(I.R.S Employer Identification No.)
of incorporation or organization)

30 A Vreeland Rd
Florham Park, New Jersey	07932
(Address of principal executive offices)	(zip code)

30 B Vreeland Rd
Florham Park, New Jersey	07932
(Address of principal executive offices)	(zip code)

(973) 538-1194

(Registrant’s telephone number, including area code)

N/A

(30 B Vreeland Road, Florham Park, New Jersey 07932)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  8,365,441 as of May 15, 2014

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,087,994	$636,940
Accounts receivable, net	752,011	7,403
Inventory	1,934,943	516,190
Prepaid expenses and other assets	55,907	118,005
Costs in excess of billings	-	380,630
Total current assets	3,830,855	1,659,168

Property, plant and equipment, net	2,342,544	2,482,635

Other assets:
Security deposit	20,825	20,825
Total other assets	20,825	20,825

Total assets	$6,194,224	$4,162,628

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,480,909	$2,179,775
Due to related party	441,525	353,220
Deposit payable	70,000	65,000
Billings in excesss of costs and estimated earned profits on uncompleted contracts	2,094,260	-
Estimated loss on uncompleted contract	205,422	83,804
Debt- current portion	105,882	114,657
Total current liabilities	5,397,998	2,796,456

Long term liabilities:
Debt- long term, net of discount	9,032,156	6,399,397
Debt- long term- related party, net of discount	6,383,550	5,169,665
Derivative liability	698,101	11,767,504
Total long term liabilities	16,113,807	23,336,566

Total liabilities	21,511,805	26,133,022

Stockholders' deficit:
Preferred stock, $0.01 par value; authorized shares 1,000,000; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 200,000,000 8,365,441 and 8,024,260 issued and outstanding	8,365	8,024
Additional paid in capital	60,849,922	59,481,081
Accumulated deficit	(76,175,868)	(81,459,499)
Total stockholders' deficit	(15,317,581)	(21,970,394)

Total liabilities and stockholders' deficit	$6,194,224	$4,162,628

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013

Revenues:
System sales	$3,336,863	$289,234	2,296,235	$(57,678)
Total revenues	3,336,863	289,234	2,296,235	(57,678)

Cost of goods sold	3,910,907	162,284	2,520,354	(137,474)
Gross profit (loss)	(574,044)	126,950	(224,119)	79,796

Expenses:
Sales and marketing	347,147	580,481	176,841	287,521
General and administrative expenses	1,696,842	2,259,433	875,298	1,234,295
Research and development	74,125	1,624,727	26,328	1,041,421
Depreciation and amortization	146,666	199,242	73,417	106,924
Total expenses	2,264,780	4,663,883	1,151,884	2,670,161

Loss from operations	(2,838,824)	(4,536,933)	(1,376,003)	(2,590,365)

Other income (expenses):
Interest income	492	1	190	1
Interest expense	(968,735)	(591,937)	(493,915)	(319,367)
Other income	-	55,760	-	16,030
Loss on equity investment	-	(266,505)	-	(221,257)
Amortization of discount on convertible debt	(1,973,009)	(1,552,450)	(994,843)	(822,673)
Gain on fair value of derivative	11,069,403	894,123	9,996,457	488,584
Total other income (expenses)	8,128,151	(1,461,008)	8,507,889	(858,682)

Income/(loss) before provision for income taxes	5,289,327	(5,997,941)	7,131,886	(3,449,047)
Provision for income taxes	5,696	5,870	5,696	5,870

Net income/(loss)	$5,283,631	$(6,003,811)	$7,126,190	$(3,454,917)

Net income/(loss) per common share - basic	$0.65	$(0.80)	$0.87	$(0.46)
Weighted average number of shares - basic	8,125,029	7,515,238	8,225,816	7,561,126
Net income/(loss) per common share - diluted	$0.16	$(0.80)	$0.26	$(0.46)
Weighted average number of shares - diluted	12,930,199	7,515,238	13,148,569	7,561,126

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$5,283,631	$(6,003,811)
Adjustments to reconcile net income/(loss) operations to net cash (used in) operating activities:
Depreciation and amortization	146,666	199,242
Grant of options for services	171,479	16,863
Issuance of common stock for interest expense	625,267	580,785
(Gain) on fair value of derivative	(11,069,403)	(894,123)
Amortization of discount on debt	1,973,009	1,552,450
Loss on equity investment	-	266,505
Changes in assets and liabilities:
(Increase) in accounts receivable	(744,608)	(4,607)
(Increase) in restricted cash	-	(137,006)
Decrease in costs and estimated earned profits in excess of billings on uncompleted contracts	380,630	475,654
(Increase) in inventory	(1,418,753)	(134,745)
Decrease in prepaid expenses and other assets	62,098	2,916
Increase in accounts payable and accrued liabilities	301,134	67,177
Increase in due to related party	88,305	88,305
Increase in deposit payable	5,000	133,788
Increase in billings in excess of costs and estimated earned profits on uncompleted contracts	2,094,260	31,217
Increase/(decrease) in estimated loss on uncompleted contract	121,618	(482,890)
NET CASH (USED IN) OPERATING ACTIVITIES	(1,979,667)	(4,242,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,575)	(25,007)
Additional equity investment	-	(174,236)
NET CASH (USED IN) INVESTING ACTIVITIES	(6,575)	(199,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(14,911)	(46,592)
Proceeds from notes payable and line of credit	2,452,207	-
Proceeds from private placement- convertible notes	-	3,075,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,437,296	3,028,408

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	451,054	(1,413,115)
CASH AND CASH EQUIVALENTS - beginning of period	636,940	2,079,235

CASH AND CASH EQUIVALENTS - end of period	$1,087,994	$666,120

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$5,594	$6,147
Income taxes	$5,696	$2,160

Non-cash investing and financing activites:
Issuance of common stock for interest expense	$625,267	$580,785
Capital lease obligation for machinery and equipment	$-	$314,966

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2014

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete. As of March 31, 2014, we estimated that the gross loss on current contracts would be $782,407. This loss is comprised of $576,985 recognized through the percentage of completion method and $205,422 as a provision for the remaining loss on contracts.

Revenues of $3,336,863 and $289,234 have been recognized for the six months ended March 31, 2014 and 2013, respectively, and $2,296,235 and $(57,678) for the three months ended March 31, 2014 and 2013 respectively.

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

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2014

Cash and Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Earnings per Common Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. The weighted average number of common shares used to calculate basic income/(loss) per common share for the six months ended March 31, 2014 and 2013 were 8,125,029 and 7,515,238, respectively, and for the three months ended March 31, 2014 and 2013 were 8,225,816 and 7,561,126, respectively.  As of March 31, 2014 and 2013, there were fully vested options outstanding for the purchase of 902,010 and 641,385 common shares, warrants for the purchase of 10,640,051 and 9,438,785 common shares, and notes convertible into 4,875,209 and 4,644,105 common shares, respectively, all of which could potentially dilute future earnings per share.

	Six Months Ended		Three Months Ended
	March 31		March 31
	2014	2013	2014	2013
Basic
Net Income (loss)	$5,283,631	$(6,003,811)	$7,126,190	$(3,454,917)
Weighted average shares outstanding	8,125,029	7,515,238	8,225,816	7,561,126
Earnings (loss) per share of common stock - basic	$0.65	$(0.80)	$0.87	$(0.46)

Assuming Dilution
Income (loss) from continuing operations	$5,283,631	$(6,003,811)	$7,126,190	$(3,454,917)
Convertible note interest	625,267	-	316,069	-
Convertible note discount amortization	1,647,310	-	823,655	-
Change in fair value of convertible note BCF	(5,426,404)	-	(4,900,428)	-
Net Income (loss)	$2,129,804	$(6,003,811)	$3,365,486	$(3,454,917)

Average Shares
Weighted average shares outstanding	8,125,029	7,515,238	8,225,816	7,561,126
Dilutive securities issuable - stock plans	42,924	-	85,849	-
Dilutive securities issuable - convertible notes	4,762,246	-	4,836,924	-
Total weighted average shares outstanding	12,930,199	7,515,238	13,148,589	7,561,126

Earnings (loss) per share of common stock - diluted	$0.16	$(0.80)	$0.26	$(0.46)

The diluted earnings (loss) per share calculations exclude the effect of stock options and warrants when the options’ and warrants’ assumed proceeds exceed the average market price of the common shares during the period. For the six and three months ended March 31, 2014, the weighted average number of stock options excluded from the computations were 257,385 and the weighted average number of warrants excluded from the computations were 10,640,051. For the six and three months ended March 31, 2013, the Company’s common stock equivalents, of outstanding options, warrants and convertible notes, have not been included as to include them would be anti-dilutive.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2014

Stock-Based Compensation

The analysis and computation was performed based on our adoption of ASC 718-10-25, which requires the recognition of the fair value of stock-based compensation.  For the six months ended March 31, 2014 and 2013, we conducted an outside independent analysis and our own review, and based on the results, we recognized $171,479 and $16,863, respectively, in share-based payments related to the issuance of stock options and $171,479 and $0 for the three months ended March 31, 2014 and 2013, respectively. We recognized no expense related to the issuance of warrants during the six months or three months ended March 31, 2014 and 2013.

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

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2014

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

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the six months and one year ended March 31, 2014 and September 30, 2013, respectively, for all financial assets and liabilities categorized as Level 3.

	March 31, 2014	September 30, 2013
	(Unaudited)
Liabilities:
Balance of derivative liabilities – beginning of period	$11,767,504	$13,069,663
Change in fair value of derivative liabilities	(11,069,403)	(1,302,159)
Balance of derivative liabilities – end of period	$698,101	$11,767,504

Commencing with the quarter ended March 31, 2014, the Company changed its methodology for measuring the market price of its common stock as it pertains to the Black-Scholes model. The methodology for measuring the market price of its stock was previously based on the last private placement sale of the Company’s securities, due to the thinly-traded nature of the Company’s Common Stock. The Company determined this measurement was no longer sufficient to determine the fair value of the Company’s stock. The Company has not sold securities in a private sale since December 2012. The methodology was changed to a weighted-average of the last sale price on the over-the-counter markets, based on the last twenty trading days. If the Company did not change this method of valuation, it would have recognized a gain of approximately $934,000 on the fair value of the derivative liability.

The Company incurred the derivative liability set forth on the March 31, 2014 balance sheet in connection with the 2011 Offering (see Note 7).

Research and Development

Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred. Research and Development expense for the six months ended March 31, 2014 and 2013 were $74,125 and $1,624,727, respectively, and $26,328 and $1,041,421 for the three months ended March 31, 2014 and 2013, respectively.

Advertising

Advertising costs are included in Sales and Marketing and expensed as incurred. Advertising costs amounted to $23,446 and $125,293 for the six months ended March 31, 2014 and 2013, respectively, and $16,061 and $45,228 for the three months ended March 31, 2014 and 2013 respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts reflects our best estimate of probable credit losses inherent in our existing accounts receivable balance. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We determine this allowance based on known troubled accounts, history and other currently available evidence. There is no allowance for doubtful accounts at March 31, 2014 and September 30, 2013, respectively.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2014

Inventory

Inventory is stated at the lower of cost or market using the weighted average cost method. Inventory includes materials, parts, assemblies and work in process. The Company records an inventory reserve for the anticipated loss associated with slow moving, obsolete and/or damaged inventory.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the six months ended March 31, 2014 and 2013 was $146,666 and $199,242, respectively, and $73,417 and $106,924 for the three months ended March 31, 2014 and 2013, respectively.

Warranty Reserves

The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  As revenues for contracts are recognized, the Company will record a warranty reserve for estimated costs in connection with future warranty claims associated with those contracts.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly.  As of March 31, 2014 and September 30, 2013, the warranty reserve was $0 and $12,000, respectively.

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

NOTE 3 - INVENTORY

The components of inventory as of March 31, 2014 and September 30, 2013 were as follows:

	March 31, 2014 (Unaudited)	September 30, 2013
Parts, materials and assemblies	$1,513,273	$508,086
Work in-process	421,670	8,104
Total Inventory	$1,934,943	$516,190

NOTE 4 - PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2014 and September 30, 2013:

	March 31, 2014 (Unaudited)	September 30, 2013

Computer equipment	$235,367	$235,367
Machinery and equipment	139,157	132,582
Furniture and fixtures	62,803	62,803
Leasehold improvements	62,469	62,469
Leased Equipment	70,133	70,133
Buildings	2,598,470	2,598,470
	3,168,399	3,161,824
Less: Accumulated depreciation	(825,855)	(679,189)
	$2,342,544	$2,482,635

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2014

NOTE 5 –COSTS IN EXCESS OF BILLINGS

Information with respect to uncompleted contracts at December 31, 2013 and September 30, 2013 are as follows:

Costs in excess of billings:	March 31, 2014 (Unaudited)	September 30, 2013
Earnings on billings to date	$-	$2,298,030
Less: Billings	-	(1,917,400)
Total costs in excess of billings	$-	$380,630

Billings in excess of costs:	March 31, 2014 (Unaudited)	September 30, 2013
Earnings on billings to date	$5,570,194	$-
Less: Billings	(7,664,454)	-
Total (billings in excess of costs)	$(2,094,260)	$-

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2014 and September 30, 2013 consisted of the following:

	March 31, 2014 (Unaudited)	September 30, 2013

Accounts payable – trade	$1,461,212	$1,598,838
Accrued interest	476,339	137,888
Accrued warranty expense	-	12,000
Accrued payroll	504,852	332,640
Other accrued liabilities	38,506	98,409
Total	$2,480,909	$2,179,775

NOTE 7- DEBT

Current Debt

Effective February 6, 2008, the Company was indebted for an unsecured loan to a third party. As of March 31, 2014, the principal balance of this loan was $80,538.  The loan is not collateralized, bears interest at an annual rate of 10% and is due on demand.  As of March 31, 2014, the balance of the loan including accrued interest was $114,138.

The Company entered into a twenty-four month capital lease secured by equipment with a third party commencing on January 1, 2013. The total principal balance of this lease was $315,000 at an annual rate of 6%. As of March 31, 2014, the principal balance was $25,344 and classified as current on our balance sheet.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2014

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

The Company valued the 2011 Warrants and the beneficial conversion features (“BCF”) of the 2011 Notes, and the resulting derivative liability, at $5,309,941 each for the 2011 Warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt during the first quarter of fiscal 2012. This discount is being amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the 2011 Warrants. The valuation of the 2011 Warrants, BCF, and the resulting derivative liability, were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0%, ii) expected volatility of 52.7%, iii) risk free interest rate of 0.9%, and iv) expected term of 5 years. During the six months ended March 31, 2014, the Company amortized $1,061,988 of the of debt discount.

As of September 30, 2013, the aggregate fair value of the derivative was $11,537,248. The revaluation of the derivative as of March 31, 2014 resulted in a derivative value of $684,440. The change in fair value of the derivative from September 30, 2013 to March 31, 2014 resulted in a gain on the fair value of the derivative liability of $10,852,808. The increase in the gain on the fair value of the derivative was due to a change in methodology in measuring the market price of the Company’s common stock during the quarter ended March 31, 2014 (see Note 2). The derivative liability was revalued on March 31, 2014 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 38.39% iii) risk free interest rate of 1.73%, iv) expected term of 2.60 years and v) market price of $2.00. If the Company did not change this method of valuation, it would have recognized a gain on the fair value of the derivative liability of approximately $916,000.

In connection with the 2011 Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040. The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $230,256 at September 30, 2013 was revalued at $13,661 at March 31, 2014. The difference in valuation for the six months ended March 31, 2014 was $216,595, accounted for as a gain on the fair value of derivative. The increase in the gain on the fair value of the derivative was due to a change in methodology in measuring the market price of the Company’s common stock during the quarter ended March 31, 2014 (see Note 2). The valuation at March 31, 2014 was valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants granted to the debt holders as of March 31, 2014. If the Company did not change this method of valuation, it would have recognized a gain on the fair value of the derivative liability of approximately $18,000.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2014

The Company valued the 2012 Warrants and the BCF at $1,956,517 each for a total of $3,913,034 recorded as a discount to the convertible debt during the third quarter of fiscal 2012. This discount is being amortized over the life of the 2012 Notes or until such time as the 2012 Notes are repaid or converted, or upon exercise of the 2012 Warrants. The valuation of the 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 53.43% iii) risk free interest rate of 0.9% and expected term of 5 years. During the six months ended March 31, 2014, the Company amortized $392,579 of the of debt discount.

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

The Company valued the December 2012 Warrants and the BCF at $962,904 each for a total of $1,925,808 recorded as a discount to the convertible debt during the first quarter of fiscal 2013. This discount is being amortized over the life of the December 2012 Notes or until such time as the December 2012 Notes are repaid or converted, or upon exercise of the December 2012 Warrants. The valuation of the December 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.92% iii) risk free interest rate of 0.72% and expected term of 5 years. During the six months ended March 31, 2014, the Company amortized $192,743 of the of debt discount.

As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the conversion prices of the 2011 Notes, 2012 Notes and December 2012 Notes were adjusted to $4.01, $4.68 and $4.72, respectively.

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

As of September 30, 2013, the Company drew down an aggregate of $3,033,333 under the Loan Agreement. The Company drew down an additional $2,452,207 during the six months ended March 31, 2014, bringing the total amount of borrowings under the Loan Agreement to $5,485,540 as of March 31, 2014.

The notes bear interest at the rate of 15% per annum, payable upon maturity. The maturity date of the Notes is May 31, 2016, subject to earlier prepayment upon acceleration of the occurrence of an event of default (as defined in the Loan agreement); provided further that the Company may prepay the Notes at any time without penalty. The Company accrued $332,345 of interest expense during the six months ended March 31, 2014. Total accrued interest related to the Loan Agreement was $439,715 as of March 31, 2014.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2014

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

Pursuant to the draw downs during the year ended September 30, 2013, the Company issued warrants to purchase an aggregate of 606,680 shares of common stock. The Company valued these warrants at $1,357,139, recorded as a discount to long-term debt. During the six months ended March 31, 2014, the Company amortized $233,773 of the debt discount.

Pursuant to the draw downs on October 29, 2013 and February 27, 2014, the Company issued warrants to purchase an aggregate of 490,481 shares of common stock. The Company valued these warrants at $572,437, recorded as a discount to long-term debt. This discount is being amortized over the life of the notes or until such time as the notes are repaid, or upon exercise of the warrants. The valuation of the warrants was determined using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 38.39-43.36% iii) risk free interest rate of 1.73-1.75% and expected term of 4.27-4.6 years. During the six months ended March 31, 2014, the Company amortized $91,926 of the of debt discount.

The following officers, directors and 5% shareholders of the Company participated as Affiliate Lenders:

Name	Commitment	Amount Funded as of March 31, 2014	Aggregate Number of Warrants Issuable	Warrants Issued as of March 31, 2014
The Estate of Gene Mulvihill(1)	$500,000	$349,409	100,000	69,882
Sunset Marathon Partners LLC(2)	$250,000	$174,704	50,000	34,941
MRP Holdings LLC(3)	$200,000	$139,761	40,000	27,951
David Koffman and Burton I. Koffman(4)	$750,000	$524,413	150,000	104,822
Anthony P. Miele III(5)	$25,000	$17,470	5,000	3,495
Alexandria Equities, LLC(6)	$200,000	$139,758	40,000	27,953
Albert Behler(7)	$200,000	$139,758	40,000	27,953

(1)	Gail Mulvihill and Andrew Mulvihill, the co-administrators of the estate, exercise voting and investment power over the shares issuable upon exercise of the Warrants. Gail Mulvihill is a principal stockholder of the Company and mother of Christopher, the Company’s President and a principal stockholder of the Company. Andrew Mulvihill is a brother of Christopher Mulvihill.

(2)	James Mulvihill, a principal stockholder of the Company, has voting and investment power over the shares issuable upon exercise of the Warrants and is a brother of Christopher Mulvihill.

(3)	MRP Holdings LLC is owned by Mark Patterson, the Chief Executive Officer and a director and principal stockholder of the Company.

(4)	Directly and indirectly through entities they control and by members of their families and entities they control, Burton Koffman and David Koffman are principal stockholders of the Company. In addition, David Koffman was appointed as a director of the Company and a member of the Audit Committee in November 2013.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2014

(5)	Anthony P. Miele, III is a director of the Company.

(6)	Alexandria Equities, LLC is a principal stockholder of the Company.

(7)	Albert Behler is a principal stockholder of the Company.

A majority of the principal amount of each series of convertible notes (due 2016, June 2017 and December 2017) consented to the Company’s entering into the Loan Agreement and increasing the secured indebtedness under the Loan Agreement, and acknowledged that the secured indebtedness under the Notes is senior in right of payment and otherwise to the convertible notes.

	Principal
	As of
	3/31/2014	9/30/2013	Maturity Date	Interest Rate	Secured
	(unaudited)
Current Debt- Third Party:
Loan Payable- Third Party	$80,538	$80,538	Upon Demand	10%	No
Equipment Note Payable (current portion)	25,344	34,119	1/15/2015	6%	Yes
Total Current Debt- Third Party	$105,882	$114,657

Long-Term Debt – Third Party:
Equipment Note Payable (long-term portion)	$-	$6,136	1/15/2015	6%	Yes
Long-Term Notes – June 2013 Loan Agreement	4,000,567	1,944,047	5/31/2016	15%	Yes
Convertible Notes – 2011 Offering	3,665,763	3,665,763	11/1/2016	6%	No
Convertible Notes – 2011 Offering	1,250,000	1,250,000	11/18/2016	6%	No
Convertible Notes – 2011 Offering	925,000	925,000	12/9/2016	6%	No
Convertible Notes – 2012 Offering	4,065,000	4,065,000	6/14/2017	6%	No
Convertible Notes – Dec 2012 Offering	1,230,000	1,230,000	12/28/2017	6%	No
Discount on Convertible Notes	(10,059,799)	(9,539,225)
Amortization of Discount	3,955,625	2,852,676
Total Long-Term Debt – Third Party	$9,032,156	$6,399,397

Long-Term Debt- Related Party:
Long-Term Notes – June 2013 Loan Agreement	$1,484,973	$1,089,286	5/31/2016	15%	Yes
Convertible Notes – 2011 Offering	5,683,757	5,683,757	11/1/2016	6%	No
Convertible Notes – 2011 Offering	100,000	100,000	11/18/2016	6%	No
Convertible Notes – 2012 Offering	2,135,000	2,135,000	6/14/2017	6%	No
Convertible Notes – Dec 2012 Offering	1,845,000	1,845,000	12/28/2017	6%	No
Discount on Convertible Notes	(8,328,501)	(8,276,639)
Amortization of Discount	3,463,321	2,593,261
Total Long-Term Debt- Related Party	$6,383,550	$5,169,665

The aggregate maturities of our long-term debt are as follows:

Twelve months ended
March 31, 2017	17,110,060
March 31, 2018	9,275,000
Total	$26,385,060

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2014

NOTE 8 – EQUITY

Common Stock:

On December 31, 2013, the Company issued an aggregate of 199,987 shares of common stock in lieu of cash payments of $316,069 for interest earned by noteholders for the quarter ended December 31, 2013. These shares of stock were issued at $1.58 per share, pursuant to the terms of the 2011 Notes, 2012 Notes and December 2012 Notes.

On March 31, 2014, the Company issued an aggregate of 141,194 shares of common stock in lieu of cash payments of $309,198 for interest earned by noteholders for the quarter ended March 31, 2014. These shares of stock were issued at $2.19 per share, pursuant to the terms of the 2011 Notes, 2012 Notes and December 2012 Notes.

At March 31, 2014, the Company required shares of common stock for issuance upon exercise as follows:

Options	1,266,260
Warrants	10,640,051
Convertible Notes	4,875,209
Total Shares	16,781,520

Warrants:

As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the exercise prices of the 2011 Warrants, 2012 Warrants and December 2012 Warrants were adjusted to $4.01, $4.68 and $4.72, respectively.

Pursuant to the Loan and Security Agreement described in Note 7, on February 27, 2014, we issued warrants to Lenders to purchase 200,012 shares of Common Stock of the Company. The warrants are exercisable at $5.00 per share, subject to full ratchet adjustment for issuance below the exercise price, subject to certain exceptions. Additionally, the exercise price may not be adjusted below $1.00. Cashless exercise is permitted if the average trading volume of the Company’s Common Stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the Common Stock during such five (5) consecutive trading day period. The warrants expire on June 6, 2018. When these warrants were issued, the fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used: (i) risk free interest rate of 1.49%, (ii) expected life of 4.27 years, (iii) dividend rate of 0.00% and (iv) expected volatility of 38.39%. The Company valued these warrants at $14,033, recorded as a discount to long-term debt. This discount is being amortized over the life of the Loan Agreement or until such time as it is repaid, or upon exercise of the warrants. During the six months ended March 31, 2014, the Company amortized $552 of the of debt discount.

Options:

On February 27, 2014, we granted to employees options to purchase 364,250 shares of Common Stock of the Company, under the Company’s 2012 Stock Incentive Plan. The options are exercisable at $1.51 per share and have a term of five years. The options are subject to a vesting schedule, under which one-third of the options will vest on each of February 27, 2015, February 27, 2016, and February 27, 2017. When these options were issued, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used: (i) risk free interest rate of 1.49%, (ii) expected life of 5 years, (iii) dividend rate of 0.00% and (iv) expected volatility of 38.39%. The Company valued these warrants at $199,084 and is allocating this expense over the vesting period. The Company recorded an expense of $5,530 related to these options during the six months ended March 31, 2014.

On February 27, 2014, the Company issued to a consultant options to purchase 303,625 shares of Common Stock of the Company, under the Company’s 2012 Stock Incentive Plan. The options were issued in exchange for approximately $166,000 of services provided to the Company. The options are exercisable at $1.51 per share, have a term of five years and vest immediately. When these options were issued, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model. The assumptions used were similar to those used for the employee option grant on February 27, 2014. The Company valued these options at $165,949 and recorded the expense during the six months ended March 31, 2014.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2014

NOTE 9 - RELATED PARTY TRANSACTIONS

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us at 324 West 2450 North, Building B, Logan, Utah. Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President, and is a principal stockholder of our company.  The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities. This is a month-to-month lease at a rate of $21,717 per month, of which $14,717 is classified as deferred rent.  Deferred rental payments totaling $441,525 have been accrued as of March 31, 2014 and classified as due to related party on our balance sheet.

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

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to Zions Bank. The principal amount due was $676,453 as of March 31, 2014, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang, the Estate of Gene Mulvihill and Messrs. Stan Checketts and Burton Koffman are the joint and several guarantors of this promissory note.  Gene Mulvihill was the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

The Estate of Gene Mulvihill and Burton Koffman are the guarantors of a financing lease entered into on September 1, 2007 between Boomerang Utah and a nonaffiliated bank. The lease relates to certain equipment used by Boomerang Utah in its manufacturing operations. The total cost of the equipment was approximately $900,000. The rental was payable in sixty monthly installments of approximately $12,750, through August 31, 2012. At that time, Boomerang Utah had the option to purchase the equipment for approximately $315,000 or refinance it for an additional twenty four months. Boomerang refinanced the rental over twenty four months and has the option to purchase the equipment for $1 at the conclusion of the lease term. The lease commenced on January 1, 2013 and ends on December 1, 2014, with twenty four monthly installments of approximately $13,890. In the year ended September 30, 2013, the Company sold part of the equipment on this lease and paid the lease down from $315,000 to $40,255. As of March 31, 2014, the remaining amount on the lease is $25,344.

The Company used the services of Coordinate Services, Inc. for product development in fiscal 2013.  The owner of Coordinate Services, Inc., is Gene Mulvihill, Jr., the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense for the six months ended March 31, 2014 and 2013 was $0 and $62,979 respectively; which is recorded under research and development expenses.

The Company reimbursed North Jersey Management Services, Inc. for consulting expenses during fiscal 2013 for the services of Joseph Bellantoni, the former Chief Financial Officer of the Company, and Maureen Cowell, the Company’s Corporate Secretary.  Mr. Bellantoni is also the President and Mrs. Cowell is the Vice President of North Jersey Management Services, Inc. Mr. Bellantoni and Ms. Cowell are directors of the Company.  The amount of this expense for the six months ended March 31, 2014 and 2013 was $0 and $19,500 respectively; which is recorded under general and administrative expenses.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2014

The Resort owns and operates seven golf courses, two hotels and a fitness facility and develops real estate in Sussex County NJ, which is comprised of more than 40 additional entities, including the above named entities. Gail Mulvihill owns 50% of each of Builders, Cascades and Route 94 and, indirectly, through these and various other entities, Gail Mulvihill and her family own approximately 50% of the Resort. Except as set forth above, no other officer, director or 5% or greater stockholder of the Company has any equity interest in Builders, Cascades or Route 94.  The Company incurred expenses of approximately $3,830 and $32,000 for Cascades for the six months ended March 31, 2014 and 2013, respectively. No expenses were incurred for Route 94 or Builders during the six months ended March 31, 2014 and 2013.

Certain officers, directors and 5% shareholders of the Company participated as Affiliate Lenders under the June 2013 Loan and Security Agreement. See Note 7.

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Boomerang Utah is a joint and several guarantor on a twenty-year promissory note owing to Zions Bank in the principal amount of $676,453, bearing interest at 3.807% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  The Estate of Gene Mulvihill and Messrs. Checketts and Burton Koffman, are the other joint and several guarantors of the promissory note.

We entered into a five year lease on a new principal office, which expires in March 2018. The aggregate future minimum annual rental payments on this lease, exclusive of escalation payments for taxes and operating costs, are as follows:

Twelve months ended March 31, 2015	$42,508
March 31, 2016	42,508
March 31, 2017	42,508
March 31, 2018	42,508
Total	$170,032

On March 15, 2013, Crescent Heights R&D, LLC (“Crescent Heights”), filed a complaint against Boomerang in the State of Florida for fraud, breach of contract and specific performance, as well as equitable rescission which alleged an unspecified amount of damages in excess of the purchase price. Boomerang was subsequently granted a motion to remove this matter to federal court. On May 17, 2013, the court entered an order that our motion to compel arbitration and stay proceedings be granted. The parties have agreed to arbitrate the matter in front of the American Arbitration Association. An arbitrator has been selected and an arbitration hearing will take place in September/October 2014. The parties are presently conducting discovery in preparation for arbitration. The dispute arises from a contract to provide a rack and rail automated parking system. Crescent Heights’ claims, Boomerang’s defenses and Boomerang’s affirmative claims all arise from the contract. Due to the ongoing arbitration with Crescent Heights, Boomerang has eliminated the warranty reserve associated with this project.

On April 17, 2013, Park Plus, Inc., filed a complaint against the Company in the United States District Court for the District of New Jersey, alleging antitrust and unfair competition claims. On January 22, 2014, the case was dismissed without prejudice.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2014

On May 16, 2013, Boomerang entered into an exclusive software licensing and manufacturing agreement with JBT Corporation (“JBT”), a supplier of automatic guided vehicle (“AGV”) systems. JBT’s AGV experience includes over 450 systems and 4,000 AGVs. The four-year agreement will automatically renew for one-year periods unless terminated by either party. JBT licenses to us its SGV3000 software which we intend to incorporate into our systems, beginning with our first RoboticValet system described above. In each year from the effective date of May 16, 2013, we are required to purchase a minimum of 25 AGV’s from JBT based on JBT’s cost plus an agreed upon profit. If we do not meet these minimum requirements, JBT’s sole remedy is to terminate the agreement. With our input, JBT may engineer a next generation AGV for exclusive use by Boomerang in the automated parking and self-storage markets. JBT will have the right to use the next generation AGV for applications other than automated parking systems. Any modifications or improvements to our current AGV will be the intellectual property of JBT, to the extent these modifications and improvements were developed solely by JBT. In the event of expiration or termination of the contract, JBT is subject to a three-year non-competition provision, and Boomerang will still be able to purchase AGVs and license JBT software.

On June 6, 2013, Boomerang entered into a marketing agreement with BrickellHouse Holding, LLC, whereas BrickellHouse Holding, LLC will allow Boomerang to use its parking system for sales and marketing purposes. Boomerang will pay BrickellHouse Holding, LLC a royalty for each sale of a system equal to 2% of the purchase price of that system, not to exceed an aggregate of $2 million. The agreement shall be in effect until the amount of royalty payments reaches $2 million. As of March 31, 2014, no royalty payments have been made under this agreement.

NOTE 11 – SUBSEQUENT EVENTS

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred after March 31, 2014, through the date of issuance of the financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the six months ended March 31, 2014, increased by $451,054 to $1,087,994. This increase is attributable to cash provided by financing activities of $2,437,296, offset by cash used in operations of $1,979,667 and cash used in investing activities of $6,575. At the present time, we believe our working capital together with the available borrowings under our Loan Agreement (defined below) and the expected cash flow from ongoing projects will be sufficient to support our administrative requirements and existing projects until April 2015. To implement our full business plan, we may require additional funds, and anticipate seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations and could default on our existing indebtedness.

For the six months ended March 31, 2014, we had net income of $5,283,631. Included in this net income were several non-cash expenses that partially offset the cash used in operations. These non-cash expenses include depreciation of $146,666, amortization of discount on convertible debt of $1,973,009, grant of options for services of $171,479 and issuance of common stock for interest of $625,267. These non-cash expenses were offset by a non-cash gain on the fair value of derivative of $11,069,403. Cash used in operations was primarily related to six month increases in inventories of $1,418,753, and accounts receivable of $744,608. These items were offset by increases in accounts payable and accrued liabilities of $301,134, prepaid expenses of $62,098, estimated loss on uncompleted contract of $121,618, due to related party of $88,305, deposit payable of $5,000 and billings in excess of costs of $2,094,260. In addition, cash used in operations decreased due to a decrease in costs in excess of billings of $380,630. After adjusting our net loss for these non-cash items and the net changes in assets and liabilities, net cash used in operations was $1,979,667 for the six months ended March 31, 2014.

Financing activities provided $2,437,296 for the six months ended March 31,2014. Net cash provided by financing activities consisted of $2,452,207 of borrowings under the Loan Agreement, offset by $14,911 of note repayments.

During the six months ended March 31, 2014, net cash used in investing activities consisted of an increase in property, plant and equipment of $6,575.

Convertible Notes

As of March 31, 2014, the Company had approximately $20.9 million of indebtedness under convertible promissory notes associated with the November/December 2011 Offering (“2011 Notes”), June/July 2012 Offering (“2012 Notes”) and December 2012 Offering (“December 2012 Notes” and, together with the 2011 Notes and 2012 Notes, the “Notes”). The Notes become due between November 2016 and December 2017. The Notes are convertible into 2,898,904 shares of common stock at $4.01, 1,324,807 shares of common stock at $4.68 and 651,498 shares of common stock at $4.72. The 2011 Notes and 2012 Notes are subject to a weighted average adjustment, and the December 2012 Notes a full ratchet adjustment, in each case, for issuances of common stock or common stock equivalents below the conversion price, subject to certain exceptions. The respective conversion price for the 2012 Notes and December 2012 Notes may not be adjusted below $0.25. Interest accrues on the Notes at 6% per annum, payable quarterly at the Company’s option in: (i) cash or (ii) shares of Common Stock.

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

As of September 30, 2013, the aggregate fair value of the derivative was $11,537,248. The revaluation of the derivative as of March 31, 2014 resulted in a derivative value of $684,440. The change in fair value of the derivative from September 30, 2013 to March 31, 2014 resulted in a gain on the fair value of the derivative liability of $10,852,808. The increase in the gain on the fair value of the derivative was due to a change in methodology in measuring the market price of the Company’s common stock during the quarter ended March 31, 2014 (see Note 2). The derivative liability was revalued on March 31, 2014 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0%, ii) expected volatility of 38.39%, iii) risk free interest rate of 1.73%, iv) expected term of 2.60 years and v) market price of $2.00. If the Company did not change this method of valuation, it would have recognized a gain on the fair value of the derivative liability of approximately $916,000.

In connection with the 2011 Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040. The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $230,256 at September 30, 2013 was revalued at $13,661 at March 31, 2014. The difference in valuation for the six months ended March 31, 2014 was $216,595, accounted for as a gain on the fair value of derivative. The increase in the gain on the fair value of the derivative was due to a change in methodology in measuring the market price of the Company’s common stock during the quarter ended March 31, 2014 (see Note 2). The valuation at March 31, 2014 was valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants granted to the debt holders as of March 31, 2014. If the Company did not change this method of valuation, it would have recognized a gain on the fair value of the derivative liability of approximately $18,000.

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

As of September 30, 2013, the Company drew down an aggregate of $3,033,333 under the Loan Agreement. The Company drew down an additional $1,452,207 during the three months ended December 31, 2013, and $1,000,000 during the three months ended March 31, 2014, bringing the total amount of borrowings under the Loan Agreement to $5,485,540 as of March 31, 2014.

The notes bear interest at the rate of 15% per annum, payable upon maturity. The maturity date of the Notes is May 31, 2016, subject to earlier prepayment upon acceleration of the occurrence of an event of default (as defined in the Loan agreement); provided further that the Company may prepay the Notes at any time without penalty. The Company accrued $332,345 of interest expense during the six months ended March 31, 2014. Total accrued interest related to the Loan Agreement is $439,715 as of March 31, 2014.

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

Pursuant to the draw downs during the year ended September 30, 2013, the Company issued warrants to purchase an aggregate of 606,680 shares of common stock. The Company valued these warrants at $1,357,139, recorded as a discount to long-term debt. During the six months ended March 31, 2014, the Company amortized $233,773 of the debt discount.

Pursuant to the draw downs on October 29, 2013 and February 27, 2014, the Company issued warrants to purchase an aggregate of 490,481 shares of common stock. The Company valued these warrants at $572,437, recorded as a discount to long-term debt. This discount is being amortized over the life of the notes or until such time as the notes are repaid, or upon exercise of the warrants. The valuation of the warrants was determined using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 38.39-43.36% iii) risk free interest rate of 1.73-1.75% and expected term of 4.27-4.6 years. During the six months ended March 31, 2014, the Company amortized $91,926 of the of debt discount.

The following officers, directors and 5% shareholders of the Company participated as Affiliate Lenders:

Name	Commitment	Amount Funded as of March 31, 2014	Aggregate Number of Warrants Issuable	Warrants Issued as of March 31, 2014
The Estate of Gene Mulvihill(1)	$500,000	$349,409	100,000	69,882
Sunset Marathon Partners LLC(2)	$250,000	$174,704	50,000	34,941
MRP Holdings LLC(3)	$200,000	$139,761	40,000	27,951
David Koffman and Burton I. Koffman(4)	$750,000	$524,413	150,000	104,822
Anthony P. Miele III(5)	$25,000	$17,470	5,000	3,495
Alexandria Equities, LLC(6)	$200,000	$139,758	40,000	27,953
Albert Behler(7)	$200,000	$139,758	40,000	27,953

(1)	Gail Mulvihill and Andrew Mulvihill, the co-administrators of the estate, exercise voting and investment power over the shares issuable upon exercise of the Warrants. Gail Mulvihill is a principal stockholder of the Company and mother of Christopher, the Company’s President and a principal stockholder of the Company. Andrew Mulvihill is a brother of Christopher Mulvihill.

(2)	James Mulvihill, a principal stockholder of the Company, has voting and investment power over the shares issuable upon exercise of the Warrants and is a brother of Christopher Mulvihill.

(3)	MRP Holdings LLC is owned by Mark Patterson, the Chief Executive Officer and a director and principal stockholder of the Company.

(4)	Directly and indirectly through entities they control and by members of their families and entities they control, Burton Koffman and David Koffman are principal stockholders of the Company. In addition, David Koffman was appointed as a director of the Company and a member of the Audit Committee in November 2013.

(5)	Anthony P. Miele, III is a director of the Company.

(6)	Alexandria Equities, LLC is a principal stockholder of the Company.

(7)	Albert Behler is a principal stockholder of the Company.

A majority of the principal amount of each series of convertible notes (due 2016, June 2017 and December 2017) consented to the Company’s entering into the Loan Agreement and increasing the secured indebtedness under the Loan Agreement, and acknowledged that the secured indebtedness under the Notes is senior in right of payment and otherwise to the convertible notes.

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE SIX MONTHS ENDED MARCH 31, 2014 COMPARED WITH SIX MONTHS ENDED MARCH 31, 2013.

Revenues were $3,336,863 for the six months ended March 31, 2014, compared with $289,234 for the six months ended March 31, 2013.  The increase was attributable to work on a RoboticValet project that commenced in June 2013.

Cost of goods sold were $3,910,907 for the six months ended March 31, 2014, compared with $162,284 for the six months ended March 31, 2013. The increase for the six months ended March 31, 2014, was attributable to work on the RoboticValet project that commenced in June 2013. Cost of goods sold exceeded gross revenues due to increased labor and software costs associated with the RoboticValet system.

Sales and marketing expenses were $347,147 during the six months ended March 31, 2014, compared with $580,481 during the six months ended March 31, 2013, for a decrease of $233,334. The decrease was due to reduced spending of approximately $97,000 on marketing and tradeshows and a reduction of approximately $130,000 in salary related expense from the 2013 period. As of March 31, 2014, the Company employed two full-time sales persons compared to four full-time salespersons and one full-time support person as of March 31, 2013. Salespersons’ salaries are recorded under sales and marketing expense.

General and administrative expenses were $1,696,842 during the six months ended March 31, 2014, compared with $2,259,433 during the six months ended March 31, 2013, for a decrease of $556,895. This decrease was primarily due to reductions of approximately $520,000 in salary related expenses and $40,000 in travel expenses during the six months ended March 31, 2014.

Research and development expenses were $74,125 during the six months ended March 31, 2014, compared with $1,624,727 during the six months ended March 31, 2013, for a decrease of $1,550,602. The decrease was due to less research and development projects undertaken during the six months ended March 31, 2014.

Depreciation and amortization expenses were $146,666 during the six months ended March 31, 2014, compared to $199,242 during the six months ended March 31, 2013, for a decrease of $52,576. This decrease was the result of older assets becoming fully depreciated and the sale of certain fixed assets in July 2013.

Interest expense was $968,735 during the six months ended March 31, 2014, compared with $591,937 during the six months ended March 31, 2013, for an increase of $376,798. This increase is due to an increase in indebtedness through borrowings under the Loan Agreement and the issuance of the December 2012 Notes.

In connection with the 2011 Offering, the Company recorded a discount for the BCF and the 2011 Warrants. In addition, the Placement Agent Warrants were deemed not indexed to the Company’s common stock and accordingly the Company recorded a derivative liability. The derivative liability is required to be revalued at each interim and annual reporting date until such time that it is settled. This revaluation resulted in a gain on fair value of derivative of $11,069,403 during the six months ended March 31, 2014. The increase in the gain on the fair value of the derivative was due to a change in methodology in measuring the market price of the Company’s common stock during the quarter ended March 31, 2014 (see Notes 2 and 7 to the Financial Statements). With respect to the 2012 Offering and the December 2012 Offering, the Company recorded a discount for the BCF and the warrants issued in connection with each offering. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. The Company has determined that the 2012 Offering and the December 2012 Offering are indexed to the Company’s common stock and has not recorded a derivative liability. The Company also recorded a discount for the warrants issued in connection with each draw down of the June 2013 Loan Agreement. During the six months ended March 31, 2014 the Company amortized an aggregate of $1,973,009 of the debt discount for the 2011 Offering, the 2012 Offering, December 2012 Offering and June 2013 Loan Agreement.

FISCAL PERIOD FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2013

Revenues were $2,296,235 for the three months ended March 31, 2014, compared with $(57,678) for the three months ended March 31, 2013.  The increase was attributable to work on a RoboticValet project that commenced in June 2013.

Cost of goods sold were $2,520,354 for the three months ended March 31, 2014, compared with $(137,474) for the three months ended March 31, 2013. The increase for the three months ended March 31, 2014, was attributable to work on the RoboticValet project that commenced in June 2013. Cost of goods sold exceeded gross revenues due to increased labor and software costs associated with the RoboticValet system.

Sales and marketing expenses were $176,841 during the three months ended March 31, 2014, compared with $287,521 during the three months ended March 31, 2013, for a decrease of $110,680. The decrease was due to reduced spending of approximately $35,000 on marketing and tradeshows, a reduction of travel expense of approximately $7,000 and a reduction of approximately $65,000 in salary related expense. As of March 31, 2014, the Company employed two full-time sales persons compared to four full-time salespersons and one full-time support person as of March 31, 2013. Salespersons’ salaries are recorded under sales and marketing expense.

General and administrative expenses were $875,298 during the three months ended March 31, 2014, compared with $1,234,295 during the three months ended March 31, 2013, for a decrease of $353,301. This decrease was due to reductions of approximately $170,000 in salary related expenses and $60,000 in travel expenses. Also, in the period ended March 31, 2013, cessation of work under the Crescent Heights contract resulted in a reversal of warranty expenses of approximately $349,000, offset by an increase of approximately $483,000 in bad debt expense, compared to warranty expenses of approximately $7,000 and bad debt expense of $0 for the three months ended March 31, 2014.

Research and development expenses were $26,328 during the three months ended March 31, 2014, compared with $1,041,421 during the three months ended March 31, 2013, for a decrease of $1,015,093. The decrease was due to less research and development projects undertaken during the three months ended March 31, 2014.

Depreciation and amortization expenses were $73,417 during the three months ended March 31, 2013, compared to $106,924 during the three months ended March 31, 2013, for a decrease of $33,507. This decrease was the result of result of older assets becoming fully depreciated and the sale of certain fixed assets in July 2013.

Interest expense was $493,915 during the three months ended March 31, 2014, compared with $319,367 during the three months ended March 31, 2013, for an increase of $174,548. This increase is due to an increase in indebtedness through borrowings under the Loan Agreement and the issuance of the December 2012 Notes.

In connection with the 2011 Offering, the Company recorded a discount for the BCF and the 2011 Warrants. In addition, the Placement Agent Warrants were deemed not indexed to the Company’s common stock and accordingly the Company recorded a derivative liability. The derivative liability is required to be revalued at each interim and annual reporting date until such time that it is settled. This revaluation resulted in a gain on fair value of derivative of $9,996,457 during the three months ended March 31, 2014. The increase in the gain on the fair value of the derivative was due to a change in methodology in measuring the market price of the Company’s common stock during the quarter ended March 31, 2014 (see Notes 2 and 7 to the Financial Statements). With respect to the 2012 Offering and the December 2012 Offering, the Company recorded a discount for the BCF and the warrants issued in connection with each offerings. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. The Company has determined that the 2012 Offering and the December 2012 Offering are indexed to the Company’s common stock and has not recorded a derivative liability. The Company also recorded a discount for the warrants issued in connection with each draw down of the June 2013 Loan Agreement. During the three months ended March 31, 2014, the Company amortized an aggregate of $994,843 of the debt discount for the 2011 Offering, the 2012 Offering, December 2012 Offering and June 2013 Loan Agreement.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the six months ended March 31, 2014, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Accounts receivable and allowance for doubtful accounts – Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We determine this allowance based on known troubled accounts, history and other currently available evidence. We have no allowance for doubtful accounts for the periods ending March 31, 2014 and September 30, 2013, respectively.

Property and equipment – Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the six months ended March 31, 2014 and 2013 was $146,666 and $199,242, respectively.

Research and development – Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred. Research and Development expense for the six months ended March 31, 2014 and 2013 were $74,125 and $1,624,727, respectively.

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of March 31, 2014, it was estimated that the gross loss on current contracts would be $782,407. This loss is comprised of $576,985 recognized through the percentage of completion method and $205,422 as a provision for the remaining loss on contracts for the six months ended March 31, 2014.  Revenues of $3,336,863 and $289,234 have been recognized for the six months ended March 31, 2014 and 2013, respectively.

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

Warranty Reserves - The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  As revenues for contracts are recognized, the Company will record a warranty reserve for estimated costs in connection with future warranty claims associated with those contracts.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly. The Company incurred warranty expenses relating to its completed projects of $4,893 and $0 for the six months ended March 31, 2014 and 2013, respectively.

Earnings Per Common Share - We adopted ASC 260. The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Company's principal executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014 in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure due to our inability to record, process, summarize and report within the time periods specified in the SEC’s rules and forms. We plan on taking measures to educate appropriate staff as to the reporting requirements and implement a process by which management is alerted to events requiring disclosure.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 15, 2013, Crescent Heights R&D, LLC (“Crescent Heights”), filed a complaint against Boomerang in the State of Florida for fraud, breach of contract and specific performance, as well as equitable rescission which alleged an unspecified amount of damages in excess of the purchase price. Boomerang was subsequently granted a motion to remove this matter to federal court. On May 17, 2013, the court entered an order that our motion to compel arbitration and stay proceedings be granted. The parties have agreed to arbitrate the matter in front of the American Arbitration Association. An arbitrator has been selected and an arbitration hearing will take place in September/October 2014. The parties are presently conducting discovery in preparation for arbitration. The dispute arises from a contract to provide a rack and rail automated parking system. Crescent Heights’ claims, Boomerang’s defenses and Boomerang’s affirmative claims all arise from the contract. Due to the ongoing arbitration with Crescent Heights, Boomerang has eliminated the warranty reserve associated with this project.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 27, 2014, the Company issued warrants to purchase an aggregate of 200,012 shares of common stock in connection with a draw down of $1,000,000 under the Loan Agreement.

On March 31, 2014, the Company issued an aggregate of 141,194 shares of common stock in lieu of cash payments of $309,198 for interest earned by noteholders for the three months ended March 31, 2014. These shares of stock were issued at $2.19 per share, pursuant to the terms of the 2011 Notes, 2012 Notes and December 2012 Notes.

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

101 The following materials from Boomerang Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited, Consolidated Statements of Operations for the Six and Three Months Ended March 31, 2014 and 2013, (ii) Unaudited, Consolidated Balance Sheets as of March 31, 2014 and September 30, 2013, (iii) Unaudited, Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2014 and 2013, and (iv) Notes to Unaudited, Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

Dated: May 15, 2014	By: /s/ Mark R. Patterson
Mark R. Patterson
Principal Executive Officer

Dated: May 15, 2014	By: /s/ Scott Shepherd
Scott Shepherd
Principal Financial Officer
and Principal Accounting Officer

