Form 10-Q/A
period 2014-03-31
Boomerang Systems, Inc.
filed 2014-05-20
CIK 314712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (the“Form 10-Q”) of Boomerang Systems, Inc. (the “Company”), is being filed with the Securities and Exchange Commission on May 15, 2014, to include previously omitted disclosure. The only changes made to the previously filed Form 10-Q were additional disclosures made in Footnote 1 and Management’s Discussion and Analysis – Liquidity and Capital Resources.

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

At the present time, we believe our working capital together with the available borrowings under our Loan Agreement and the expected cash flow from ongoing projects will be sufficient to support our administrative requirements and existing projects until April 2015. To implement our full business plan, we may require additional funds, and anticipate seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations and could default on our existing indebtedness. The accompanying unaudited condensed financial statements do not include any adjustments that may result from this uncertainty.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the six months ended March 31, 2014, increased by $451,054 to $1,087,994. This increase is attributable to cash provided by financing activities of $2,437,296, offset by cash used in operations of $1,979,667 and cash used in investing activities of $6,575. At the present time, we believe our working capital together with the available borrowings under our Loan Agreement (defined below) and the expected cash flow from ongoing projects will be sufficient to support our administrative requirements and existing projects until April 2015. To implement our full business plan, we may require additional funds, and anticipate seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations and could default on our existing indebtedness. The unaudited, condensed financial statements included in this report do not include any adjustments that may result from this uncertainty.

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

BOOMERANG SYSTEMS, INC.

Dated: May 20, 2014	By: /s/ Mark R. Patterson
Mark R. Patterson
Principal Executive Officer

Dated: May 20, 2014	By: /s/ Scott Shepherd
Scott Shepherd
Principal Financial Officer
and Principal Accounting Officer

