Form 10-K
period 2014-09-30
Boomerang Systems, Inc.
filed 2014-12-29
CIK 314712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $5,861,342 as of March 31, 2014

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  18,228,407 as of December 29, 2014

Item 1. Business.

Background and General Activities

Background

Our company, Boomerang Systems, Inc, is engaged in the business of marketing, designing, engineering, manufacturing, installing and servicing its RoboticValet® automated parking systems, or APSs, with corporate and sales offices in Florham Park, New Jersey, and a research, design, engineering, production and testing center in Logan, Utah.

Boomerang entered the business of APSs by developing and marketing automated self-storage systems to provide the space efficiency, security, and convenience of 100% “drive-up accessible” vertical self-storage in densely-populated urban locations with high real estate values. This system, which we refer to as Boomerang’s Automated Locker Retrieval System or ALRS, stores steel storage containers in a steel rack system with a central open atrium and shuttles that move along a rail (i.e., “rack & rail”) transporting containers back and forth between storage locations and ground floor loading bays.

While promoting our self-storage system, we received numerous inquiries to provide space-saving automated parking systems. In 2007, we began to develop APSs to expand our product line and enter that business. While we believe automated self-storage has significant potential, we believe the demand for automated parking systems is substantially larger.

We first developed a “rack & rail” system to serve this market. However, recently we have focused our efforts towards our RoboticValet® product. While our rack & rail system competed with other rail or track based APSs offered by other automated parking providers, we believe that our RoboticValet system is unique in the marketplace with distinct advantages over other systems historically offered by competitors.

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

General Activities

Since we entered the business of automation in 2007, we have developed ALRS and APS test systems as well as commercial systems. We believe that our test systems have been instrumental in advancing our understanding of the business, our proprietary technology and our implementation capabilities. Demonstrating these systems to prospective customers has also proven useful in advancing our sales efforts. Boomerang has manufactured one ALRS and four APSs for commercial use. In addition, we have begun implementing our sixth commercial system, which is a RoboticValet APS and our largest APS to date, and signed two additional contracts to deliver RoboticValet APS systems.

The first commercial system was a fully automated ALRS installed in New Kensington, PA. This self-storage facility is a six-level steel rack system with 170 leasable units. Storage units in the system are retrieved and delivered automatically to one of five drive up accessible loading bays when requested by tenants via a kiosk adjacent to the loading bay or remotely via an access control panel upon the tenant entering the property.

The second system installed for a commercial use in 2008 was an APS installed in San Juan del Rio, Queretaro, Mexico. This six level APS has the capacity to store eleven vehicles which can be retrieved to a ground floor loading bay via a kiosk and is used by the customer for employee parking.

The third system in commercial use is a RoboticValet APS installed at the Crystal Springs Golf & Spa Resort complex in Sussex County, NJ on property owned by Route 94 Development Corporation. Route 94 Development Corporation is principally owned by Gail Mulvihill, who also has a substantial ownership interest in Boomerang and is the mother of Christopher Mulvihill, our President. The structure housing this system was built in fiscal 2010, and the RoboticValet system was installed within the structure in fiscal 2011. Implementation of this system has not and will not produce any revenue for us, however, we have the ability to bring prospective customers to the site to demonstrate the system to them. While we have been able to demonstrate our RoboticValet technology at our test facility in Utah, we believe that having this pilot facility installed and operational provides prospective buyers a more substantial validation of the viability of our RoboticValet system, since it serves as a demonstration of the RoboticValet system used in a commercial application. This facility also provides a more convenient demonstration location for prospective customers located on the East Coast. This two level APS is designed to store up to 39 vehicles, with two ground level loading bays from which resort employees can store and retrieve vehicles. We received the Certificate of Occupancy for this facility on October 3, 2011.

Our fourth commercial system is an eight level APS in Miami Beach, Florida, with a maximum storage capacity of 139 vehicles. The APS was installed and commenced partial commercial operation in September 2012. This APS is currently inoperative and is the subject of ongoing arbitration between Boomerang and the customer. See “Item 3 – Legal Proceedings.”

Our fifth commercial system is a rack and rail APS system we installed in a museum in Stuart, Florida, where it is used to store 55 antique cars in an interactive display. This APS has been in successful operation since December 2012, when the customer accepted the completed system.

Boomerang began implementing its sixth system and its second RoboticValet APS in July 2013 at a site in Miami, FL. Completion of this project is scheduled for the first half of calendar 2015. This twelve-level system has been designed to consist of 480 parking spaces. Upon completion, cars will be automatically parked after entering one of five loading bays and automatically retrieved through one of the five loading bays when requested by tenants via a kiosk adjacent to the loading bay. This APS is being built with a fully-integrated suite of hardware, 28 AGVs, five lifts, 480 vehicle trays, operating system software, and user interface (kiosks).

In December 2013, Boomerang executed a contract to deliver its seventh system and its third RoboticValet APS. This system will be installed at a site in Champaign, Illinois. Boomerang commenced installation in calendar 2014, with completion of the project scheduled for calendar 2015.  This four-level system has been designed to consist of up to 240 parking spaces, three AGVs, two lifts and two loading bays, with a fully-integrated suite of operating system software and user interfaces (kiosks).

In August 2014, Boomerang executed a contract to deliver its eighth system and its fourth RoboticValet APS. This system will be installed at a site in Hollywood, Florida. Boomerang commenced fabrication in calendar 2014, with completion of the project scheduled for calendar 2015.  This eight-level system has been designed to consist of up to one hundred seventy five parking spaces, eight AGVs, two lifts and three loading bays, with a fully-integrated suite of operating system software and user interfaces (kiosks).

We are working with a number of other customers to develop additional RoboticValet Parking Systems, including a number of projects which we expect to result in revenue over the next two to three years. Our sales and marketing efforts are now focused on working with developers with qualified, near-term projects. We are currently engaged with customers that have paid us approximately $370,000 to design and engineer RoboticValet Parking Systems for their prospective projects.

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

Agreement with John Bean Technologies Corporation (“JBT”)

On May 15, 2013, Boomerang entered into a Manufacturing and Licensing Agreement (the “Agreement”) with JBT Corporation (“JBT”), pursuant to which JBT would manufacture all Boomerang automated guided vehicles (“AGVs”) and license certain software to us for use in our robotic parking systems, including a non-exclusive, non-transferable, license to sub-license the software to customers for the duration of each customer contract with Boomerang. In each year from the effective date of May 15, 2013, Boomerang was required to purchase a minimum of 25 AGVs from JBT based on JBT’s cost plus an agreed upon profit. If we did not meet these minimum requirements, JBT’s sole remedy was to terminate the Agreement. In the event of expiration or termination of the Agreement, JBT is subject to a three-year non-competition provision, and obligated to license to Boomerang software for up to three years from the expiration or termination date. The Agreement was terminated by JBT effective May 23, 2014, due to Boomerang not meeting the minimum purchase requirements described above. With JBT’s knowledge, Boomerang manufactured, assembled, tested and delivered all AGVs for our first RoboticValet project, BrickellHouse, and expects to do so for subsequent projects in which our first-generation AGV design is included. Under the Agreement, Boomerang has the right to continue to license software through May 22, 2017. Boomerang is collaborating with JBT and expects to continue to do so on a project-by-project basis going forward.

Benefits of Automated Parking Systems

Even though conventional structured parking garages (also known as multi-level parking, parking decks, parking garages, or parking ramps) are used extensively in densely populated areas to minimize the amount of land consumed by parking, the three dimensional space consumed by these structures still has a significant impact on the urban landscape. An alternative to these conventional parking structures are automated parking systems or APSs, which use machinery controlled by computers to automatically park vehicles in a structure without a human driver.

We have developed a proprietary APS that we believe has the potential to yield many benefits to real estate developers, consumers and society in general including the following:

Maximum Parking Density – By using tandem parking, eliminating the ramps, circulation driveways and passenger lifts typical in self park garages, our APS consume significantly less space per vehicle than conventional self-park garages, especially in cases of small or irregularly shaped sites. While valet parking services can also be used to attain density in parking garages, valet labor can be expensive and undesirable for a number of reasons. The increase in density from APS is attractive to real estate developers who wish to minimize the impact of parking on their project such that they can reduce the cost of excavation for underground garages or, in the case of above ground garages, reduce the amount of space required for parking that could otherwise be used for other revenue producing purposes.

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

Lower Insurance Premiums – Parking garages often pay high insurance premiums because of the disproportionately high number of claims for accidents, vandalism, theft, and personal injury that occur in parking garages. We believe that the elimination of human occupancy inside the parking facility greatly mitigates these risks and could result in lower insurance premiums.

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

Boomerang’s RoboticValet System

The key component to the Boomerang RoboticValet System is our RoboticValet, an omni-directional, battery-powered robot that carries vehicles parked on self-supporting steel trays to and from storage spaces by driving directly on a concrete slab surface without a rail. Unlike the machinery in rack & rail based systems, the RoboticValet can travel in any direction anywhere in the garage, including underneath rows of parked vehicles.

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

On June 6, 2013, Boomerang entered into a marketing agreement with BrickellHouse Holding, LLC, pursuant to which, BrickellHouse Holding, LLC will allow Boomerang to use its parking system for sales and marketing purposes. Boomerang will pay BrickellHouse Holding, LLC a royalty for each sale of a system equal to 2% of the purchase price of that system, not to exceed an aggregate of $2 million. The agreement shall be in effect until the amount of royalty payments reaches $2 million. As of September 30, 2014, the Company has accrued $31,500 of royalty payments under this agreement.

Sales

We work with numerous prospective customers to evaluate the feasibility of RoboticValet Parking Systems and focus on projects that we reasonably expect to result in revenue over the next two to three years. Our sales and marketing efforts are focused on working with developers with qualified, near-term projects. We typically work with customers during the preliminary stages of their projects to provide a limited range of services without compensation. We will perform paid site studies as the need for more detailed engineering drawings emerges. As a project advances to the design phase, we negotiate a detailed agreement with the customer or customer’s general contractor that further defines the deliverables, items related to the system to be provided by the customer and final design of the system.

Manufacturing & Installation

Every component of a RoboticValet project is tested at our manufacturing facility in Logan, Utah, before it arrives at a customer’s site, where experienced teams install and commission the system. Boomerang’s dedicated installation team and a group of subcontracting companies work at the customer site to install and commission the equipment for our RoboticValet system into a concrete deck structure provided by the client, which results in a significant simplification of the installation process, in contrast to legacy systems that require a specialized structure. In all cases, our customers will be responsible for obtaining all local and other governmental permits and approvals to construct the structure at their intended location.

On May 15, 2013, Boomerang entered into an exclusive software licensing and manufacturing agreement with JBT Corporation, see “Business – Agreement with John Bean Technologies Corporation.” JBT Corporation is the only principal supplier to Boomerang, see “Item 1A. Risk Factors” for risks related to JBT Corporation.

Research and Development

For the years ended September 30, 2014 and 2013, the Company incurred $95,950 and $2,242,414 of research and development expenses, respectively. These expenses relate primarily to design, development, testing and enhancement for RoboticValet subsystems, including robots, vertical lifts, loading bays and TrafficMaster software. To date, we have invested greater than $11 million in the development and refinement of our systems and technologies.

Inventory

Our RoboticValet systems are engineered and configured-to-order for each customer, and we maintain limited inventories of components or sub-assemblies for these systems. Although each system is engineered-to-order, many of the sub-assemblies utilize standard design architectures, and most components are standardized across RoboticValet systems, allowing us to maintain sufficient inventory reserves while conserving cash.

Working Capital

Our contracts typically include provisions for advanced payment upon commencement of engineering and design work and, thereafter, milestone payments to match project costs and to keep our projects cash flow positive. Currently, however, we have a small number of revenue-generating projects which do not support our cost of operations and overhead. Until our volume of projects increases, we will experience cash outflows relative to our overhead and administrative costs, and we will require additional capital until we reach a breakeven level of production. Our current cash balance, combined with funds available through our loan and security agreement, is expected to last until at least January 2016 in the absence of additional funding or cash advances associated with additional customer contracts.

Competition

We experience intense competition from others in the manufacturing and marketing of our automated parking systems. We have identified more than ten competitors engaged in the manufacture and marketing of APSs. Some of our competitors are divisions of large multi-national enterprises, are better capitalized than we are and have been in business longer than we have. Competitors may also have an installed project base, established relationships with potential customers and others in the parking industry and access to greater technical resources than those available to us. Currently we are aware of at least one competitor attempting to commercialize a product which appears to emulate our RoboticValet system, and based on the positive reception we have received from the market for our RoboticValet product, we believe other competitors will attempt to develop a similar system if they are not doing so already. In addition, manufacturers of automated materials handling warehouse systems not in the automated parking business may seek to manufacture systems in competition with us. Other APSs are available from both domestic and foreign manufacturers, and it can be anticipated that others will seek to enter the market. We also compete with traditional parking systems which are more economically viable in cases where land and space are not as valuable.

We seek to achieve a competitive advantage over other APSs as follows:

•	We have a significant and expanding body of intellectual property which we intend to vigorously defend.

•	By working with best-in-class partners, we are able to demonstrate to customers the substantial reduction of the technological risk and project execution risks associated with a Boomerang RoboticValet system.

•	By continuing to improve and enhance our hardware and software products to maintain what we believe is our leadership role in APS technology.

•	By keeping our systems cost effective through standard architecture and our agreement with JBT, we make them simple to build, operate and maintain.

•	By focusing our activities on RoboticValet APS, we believe we are more responsive than our competitors to the needs and requirements of our customers.

•	By having a highly skilled set of project resources and best-in-class partners, along with our production facilities within the continental United States we enhance our ability to deliver and construct systems with greater speed and fewer logistical issues and lower shipping costs.

We believe our RoboticValet system represents an advance in automated parking and will provide us with a significant competitive advantage in system performance and an ability to provide developers with a parking system which is more easily approved by governmental entities.

Employees

As of September 30, 2014, we had 29 full-time employees and 3 part-time employees. Of these, 7 full-time employees and 1 part-time employee are in executive and general and administrative positions, 10 full-time employees and 1 part-time employee are engaged in design and engineering, 3 full-time employees are engaged in project management, 7 full-time employees and 1 part-time employee are engaged in manufacture and operations activities and 2 full-time employees are engaged in marketing and sales activities.

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

We have limited a relevant operating history which makes it difficult to predict future growth and operating results.

Due to our transition from building test systems to the commercialization of our systems including our recent focus on our Robotic Valet system, we have a limited relevant operating history which makes it impossible to reliably predict future growth and operating results. We are subject to all the risks and uncertainties which are characteristic of an emerging business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks. We face a high risk of business failure because we have limited commercial sales, generated relatively small revenues and have had only material losses since our inception. We may continue to incur losses in the future. We have designed, marketed and manufactured only a small number of automated storage and parking systems and have had limited implementations of our systems. There can be no assurance that we will enter into contracts for and complete a significant number of APSs, generate significant operating revenues in the future or that we will ever be able to achieve profitable operations in the future. We face all of the risks commonly encountered by other businesses that lack an established profitable operating history and significant and recurring revenue, including, but not limited to, the need for additional capital and personnel, and intense competition.

Our debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to our intellectual property and/or other assets.

As of September 30, 2014, the principal amount of debt outstanding was approximately $27.39 million. The Company entered into a $10 million Loan and Security Agreement (“the Loan and Security Agreement”) on June 6, 2013. The Company raised commitments of $7.85 million and has fully-drawn the $7.85 million principal amount of commitments under the Loan and Security Agreement. As of December 29, 2014, we have obtained additional commitments to increase the size of the Loan and Security Agreement by approximately $7.08 million, to a total of approximately $14.93 million. The Company may obtain additional commitments under the Loan and Security Agreement, which may total $15 million. Our obligations under the Loan and Security Agreement are secured by a first priority lien in all tangible and intangible assets of the Company. The Loan and Security Agreement matures on May 31, 2016. As of December 29, 2014, after the completion of the offer to exchange, the principal amount of debt outstanding was approximately $8.25 million, with approximately $7.08 million of additional borrowing availability under our Loan Agreement. Our level of indebtedness could have important consequences to us and you, including:

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

Our operations may not generate sufficient cash to enable us to service our debt. If we were to fail to make any required payment under the Loan and Security Agreement, notes and agreements governing our indebtedness or fail to comply with the covenants contained in the Loan and Security Agreement, notes and agreements, we would be in default. A default under the Loan and Security Agreement could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness, or a renegotiation of our Loan and Security Agreement with more onerous terms and/or additional equity dilution. If the debt holders were to require immediate payment, we might not have sufficient assets to satisfy our obligations under the Loan and Security Agreement, notes or our other indebtedness. It may also enable their lenders under the Loan and Security Agreement to foreclose on the Company’s assets and/or its ownership interests in its subsidiaries. In such event, we could be forced to seek protection under bankruptcy laws, which could have a material adverse effect on our existing contracts and our ability to procure new contracts as well as our ability to recruit and/or retain employees. Accordingly, a default could have a significant adverse effect on the market value and marketability of our common stock.

We have a limited amount of cash to grow our operations. If we cannot obtain additional sources of cash, our growth prospects and future profitability may be materially adversely affected and we may not be able to implement our business plan or fulfill contracts. Such additional financing may not be available on satisfactory terms or it may not be available when needed, or at all.

As of September 30, 2014, we had cash and cash equivalents of $958,877 and additional borrowings of $1,364,460 available through our Loan and Security Agreement, subject to the terms thereof. As of December 29, 2014, we had additional borrowings of approximately $7.08 million available through our Loan and Security Agreement. These two sources of cash are expected to allow us to operate our business until at least January 2016 without securing any additional contracts. To implement our full business plan we may require additional funds and would anticipate seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations. If we issue securities to raise capital, our existing stockholders may experience dilution, or the new securities may have rights senior to those of our common stock.

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

Since emerging from the status of a business development company in 2008, we have generated few sales, and have generated an operating loss in each financial period. Our accumulated deficit as of September 30, 2014 was $84,128,855. Losses are continuing to date and are expected to continue into the future until such time as we are able to generate meaningful sales of our systems. In order to improve our operating results, we have taken action to reduce our costs but we will need to continue to generate new sales. As we continue to invest to grow our business, we may not be able to successfully generate sufficient sales to achieve profitability. If we fail to generate cash from projects, or if the cash requirements of our business change as the result of changes in the cost of materials, a decline in the real estate market or other causes, we could no longer have the cash resources required to run our business. There is no assurance that we will achieve profitable operations at any point in time.

We have generated only limited revenues to date and we cannot assure you that we will be able to significantly increase our revenues.

We have only generated aggregate revenues of approximately $12.5 million from system sales since we entered the business of automation in 2008, although our revenues have increased from approximately $2.7 million in 2013 to approximately $5.4 million in 2014. Although we are focused on projects that may result in short-term revenue and are currently engaged with six customers to evaluate the feasibility of RoboticValet Parking Systems, there is no guarantee that these customers will ever produce revenue for our business.

We have limited experience commercializing our APSs and much of our technology has been factory tested but not fully field tested.

We expect that, as our systems are installed and used, they will be tested in ways that we cannot fully duplicate in our factory. As a result, once our APSs are used in commercial operations, we may discover various aspects of our systems that require improvement. Any significant improvement could delay existing projects and new sales, could result in increased cost or lowered performance for our systems and could negatively impact the market’s acceptance of our systems.

Because our APSs are different from those currently available, we must actively seek market acceptance of our systems, which we expect may occur gradually.

Our systems are new and our current RoboticValet system is substantially different from existing APSs as well as traditional parking garages. A number of enterprises, municipalities and other organizations that could be potential customers for our systems may be reluctant to commit themselves to our systems until one or more systems have been tested in commercial operations over a significant period of time. As a result, we may experience difficulty in achieving market acceptance for our systems. A number of automated parking systems exist in the United States and elsewhere. These systems are materially different in concept from our robotic system. We believe that our RoboticValet system offers a number of advantages over existing automated systems and traditional parking structures. However, we expect challenges in demonstrating the advantages of our systems to potential customers and possibly others in the absence of significant historical data as to their performance. A customer that purchases our systems will likely design the project around it and therefore would encounter significant difficulties if the system did not perform as claimed. We expect that widespread market acceptance of our systems may occur only gradually over time. A significant ramp-up in sales may be delayed until our systems achieve a meaningful history of commercial operations, which would delay our anticipated recognition of revenues.

We have in the past experienced delays and cost overruns and may do so on future projects.

Our APSs are complex systems that require significant advance planning and constitute a key component of our customer’s real estate development project, and the project itself consists of many other components not provided by us. Some of these components, such as the foundation upon which the system is to be installed, must be in place before we can install our system. In addition, other components provided by the customer are not supplied by us but must be implemented in conjunction with the installation and commissioning of our system. Delays in the procurement of those components, and lack of coordination between other contractors implementing those components could have a negative impact on the project schedule and result in cost overruns. We have in the past experienced a number of delays and cost overruns on certain projects and may experience delays and cost overruns on future projects. From inception of the project through September 30, 2014, we have incurred a loss of $2,857,436 on one of our projects, and estimate that the gross cumulative loss on the project will be $3,194,625. Delays and cost overruns in implementing a project will negatively affect our cash flow and operating results and could cause harm to our reputation.

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

To date, we have incurred a loss on all of our contracts except one. Some of our contracts contain pricing provisions that require the payment of a set fee by the customer for our services regardless of the costs we incur in performing these services. In such situations, we are exposed to the risk that we will incur significant unforeseen costs in performing the contract. Therefore, the financial success of a fixed-price contract is dependent upon the accuracy of our cost estimates made during contract negotiations. Prior to bidding on a fixed-price contract, we attempt to factor in variables including equipment costs, labor, materials and related expenses over the term of the contract. However, it is difficult to predict future costs, especially for contract terms that range from 3 to 5 years. Any shortfalls resulting from the risks associated with fixed-price contracts will reduce our working capital and profitability. Our inability to accurately estimate the cost of providing services under these contracts could have an adverse effect on our profitability and cash flows.

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

As of December 29, 2014, we have manufactured and assembled five APSs and one automated storage system intended for commercial use and have two additional system currently being assembled and installed. While in the past we have underestimated costs for certain projects, we believe we have improved our ability to estimate the costs required to manufacture and install a project. However, there is no assurance that we will estimate all costs correctly on future projects, and this could lead to contracts that are not profitable.

We are presently dependent on JBT Corporation for certain software used in our RoboticValet system, specifically the supervisory or vehicle routing element, used within our robotic parking systems. On May 15, 2013, Boomerang entered into a Manufacturing and Licensing Agreement with JBT Corporation (“JBT”), pursuant to which JBT would manufacture all Boomerang automated guided vehicles (“AGVs”) and license certain software to us for use in our robotic parking systems, including a non-exclusive, non-transferable, license to sub-license the software to customers for the duration of each customer contract with Boomerang. The Agreement was terminated by JBT effective May 23, 2014, due to Boomerang not meeting minimum purchase requirements. Under the Agreement, Boomerang has the right to continue to license software through May 22, 2017. We are currently working with JBT and expect to collaborate with them on a project-by-project basis going forward. We may be required to find another third party provider of software. In addition, we are actively working with JBT and on alternatives to JBT for the supervisory component within our APS system. As a result, we could experience delays and unforeseen costs that could have a negative impact on our business.

The loss of one or more of our key suppliers, or increase in prices, could cause production delays, a reduction of revenues or an increase in costs.

The principal components we use in our systems are a combination of mechanical, electromechanical and computing components. In addition, we use several components such as batteries, control boards and sensors in the manufacture of our equipment. We have no long-term supply agreements with any of our major suppliers. However, we have generally been able to obtain sufficient supplies of raw materials and components for our operations. Although we believe that such raw materials and components are readily available from alternate sources, an interruption in the supply of steel and related products or a substantial increase in the price of any of these raw materials and components could result in a delay in our ability to build and install systems and reductions in our profit margins.

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

Risks Related to Our Securities

The conversion price of remaining outstanding convertible notes and the exercise price of remaining outstanding warrants are subject to adjustment for below conversion price and exercise price issuances of common stock and common stock equivalents.

As of December 29, 2014, we had outstanding $400,000 principal amount of convertible notes at rates between $3.00 and $3.31, and warrants to purchase 127,021 shares of common stock at exercise prices between $3.00 and $3.31, respectively, which are subject to adjustment for issuances of common stock or common stock equivalents below the respective conversion price or exercise price. In the event we issue shares of common stock or securities convertible into or exchangeable or exercisable for common stock, the conversion rate of the outstanding notes and the exercise price of the warrants would decrease, resulting in a greater number of shares of common stock issuable upon conversion of the convertible notes and exercise of the warrants. Such an adjustment would have a dilutive effect on the holders of our outstanding common stock and could negatively impact the market price for our common stock.

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

For the year ended September 30, 2014, we reported an unrealized gain on derivatives of $11,108,488 in our consolidated statements of operations as a result of the change in fair value of derivative liability relating to the outstanding warrants and the beneficial conversion feature associated with our November and December 2011 offering. Our net income (loss) will continue to fluctuate as a result of the impact of such warrants and will be adversely affected in each reporting period in which the fair value of the warrants and beneficial conversion feature increase.

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

As of December 29, 2014, we had:

•	8,262,502 shares of common stock that were subject to outstanding warrants;

•	2,479,542 shares of common stock that were subject to options; and

~~•~~	$400,000 of outstanding notes that were convertible into a maximum of 127,091 shares of common stock, subject to adjustment.

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

Item 2. Properties.

In March 2013, we entered into a five year lease on our principal office, consisting of 2,400 square feet, located at 30 A Vreeland Road, Florham Park, NJ. This is also the location of our sales and marketing activities. Manufacturing and assembly occurs at 324 West 2500 North, Logan, Utah. A total of approximately 50,150 square feet for manufacturing, office and conference room space is subject to lease agreements with SB&G Properties and Stan Checketts Properties, both of which are related parties. Both of these leases are on a month-to-month basis. If we are unable to extend these leases in the future, we will need to find another manufacturing facility, which may have an adverse impact on our operations.

Item 3. Legal Proceedings

On March 15, 2013, Crescent Heights R&D, LLC (“Crescent Heights”), filed a complaint against Boomerang in the State of Florida for fraud, breach of contract and specific performance, as well as equitable rescission which alleged an unspecified amount of damages in excess of the purchase price. Boomerang was subsequently granted a motion to remove this matter to federal court. On May 17, 2013, the court entered an order that our motion to compel arbitration and stay proceedings be granted. The parties have agreed to arbitrate the matter in front of the American Arbitration Association. An arbitrator was selected, an arbitration hearing took place in November 2014, and written closing arguments are to be submitted to the arbitrator on December 29, 2014. The arbitrator is expected to decide the matter 30 days after submission of closing arguments. The dispute arises from a contract to provide a rack and rail automated parking system. Crescent Heights’ claims, Boomerang’s defenses and Boomerang’s affirmative claims all arise from the contract. Due to the ongoing arbitration with Crescent Heights, Boomerang has eliminated the warranty reserve associated with this project.

In addition to the above, we may from time to time become involved in litigation relating to claims arising from the ordinary course of business. These claims, even if not meritous, could result in the expenditure of significant financial and managerial resources.

Item 4. Mine Safety Disclosures

Not applicable

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

	Bid Range
	High	Low
Fiscal Year 2014:
Fourth Quarter	$2.25	$2.00
Third Quarter	$2.30	$1.03
Second Quarter	$2.41	$1.27
First Quarter	$1.65	$1.05

Fiscal Year 2013:
Fourth Quarter	$1.97	$1.12
Third Quarter	$3.00	$1.20
Second Quarter	$4.65	$1.87
First Quarter	$3.63	$1.01

On December 26, 2014, the last sale of our common stock was $2.15 and the number of record holders of our Common Stock was 508.  We have never paid a cash dividend on our Common Stock and anticipated capital requirements make it unlikely that any cash dividends will be paid on our common stock in the foreseeable future.

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

Revenue Recognition

Revenues from the sales of RoboticValet and rail based systems are generally completed over a period exceeding one year and recognized using the percentage of completion method, whereby revenue and the related gross profit is determined by comparing the actual costs incurred to date for the project to the total estimated project costs at completion. Project costs generally include all material and shipping costs, our direct labor, subcontractor costs and an allocation of indirect costs related to the direct labor.

Changes in the project scope, site conditions, staff performance and delays or problems with the equipment used on the project can result in changes to costs may or may not be billable to the customer and can result in changes to the project profit or loss.

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

Liquidity and Capital Resources

Cash and cash equivalents for the fiscal year ended September 30, 2014 increased by $321,937 to $958,877 as of September 30, 2014, up from $636,940 as of September 30, 2013. As of September 30, 2014, our working capital together with funds of approximately $1.4 million available under our Loan and Security Agreement (approximately $7.08 million as of December 29, 2014), expect to allow us to carry out our business plan until at least January 2016 without securing any additional contracts. To implement our full business plan, we may require additional funds and anticipate raising these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations.

For the fiscal year ended September 30, 2014, we had a net loss of $2,669,356. Included in this net loss were several non-cash expenses that partially offset the use of cash. These non-cash expenses include depreciation of $303,746, amortization of discount on debt of $3,966,917, issuance of common stock for interest expense of $1,253,971, allowance for doubtful accounts receivable of $17,500, a loss on the disposal of fixed assets of $7,789 and expenses from the issuance of stock options of $295,039. These items were offset by a non-cash gain on the fair value of derivative of $11,108,488. Cash decreased as we experienced fiscal year increases in accounts receivable of $872,891, in retainage receivable of $367,706 and in inventories of $174,854. Cash increased as we experienced fiscal year decreases in prepaid expenses and other assets of $97,205, in deposits payable of $90,000, and in costs in excess of billings of $380,630. Cash also increased as we experienced increases in accounts payable and accrued liabilities of $1,571,825, due to related parties of $176,610, billings in excess of costs of $3,688,059, and in estimated loss on uncompleted contract of $253,385. After adjusting our net loss for these non-cash items and the net changes in assets and liabilities, net cash used in operations was $3,090,619 for the fiscal year ended September 30, 2014.

Financing activities provided $3,420,977 for the fiscal year ended September 30, 2014. Net cash provided by financing activities consisted of $3,452,207 of borrowings under the Loan Agreement, offset by $31,230 of note repayments.

During the fiscal year ended September 30, 2014, net cash used in investing activities consisted of additional purchases of property, plant and equipment of $8,421.

There were no off-balance sheet arrangements during the fiscal year ended September 30, 2014 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Convertible Notes

As of September 30, 2014, the Company had approximately $20.9 million of indebtedness under convertible promissory notes associated with the November/December 2011 Offering (“2011 Notes”), June/July 2012 Offering (“2012 Notes”) and December 2012 Offering (“December 2012 Notes” and, together with the 2011 Notes and 2012 Notes, the “Notes”). The Notes become due between November 2016 and December 2017. The Notes are convertible into 2,942,946 shares of common stock at $3.95, 1,347,850 shares of common stock at $4.60 and 662,723 shares of common stock at $4.64, respectively. The 2011 Notes and 2012 Notes are subject to a weighted average adjustment, and the December 2012 Notes a full ratchet adjustment, in each case, for issuances of common stock or common stock equivalents below the conversion price, subject to certain exceptions. The respective conversion price for the 2012 Notes and December 2012 Notes may not be adjusted below $0.25. Interest accrues on the Notes at 6% per annum, payable quarterly at the Company’s option in: (i) cash or (ii) shares of Common Stock.

Certain officers, directors, 5% stockholders and affiliates are holders of the above Notes, see “Certain Relationships and Related Transactions” for a list of these affiliate noteholders.

On October 31, 2014, the Company completed an offer to exchange outstanding 2011 Notes, 2012 Notes and December 2012 Notes and 2011 Warrants, 2012 Warrants and December 2012 Warrants issued under three private placements in 2011 and 2012 for the issuance of common stock at the rate of $2.15 per share in exchange for the entire balance (principal and interest) of the notes and warrants issued with the applicable note. The Company exchanged $20.5 million principal amount of the previously outstanding $20.9 million of convertible notes and 4,859,409 warrants for 9,583,384 shares of common stock in the exchange offer. Following the offer to exchange, $200,000 principal amount 2011 Notes and $200,000 principal amount 2012 Notes remain outstanding, at conversion ratios of $3.00 and $3.31 per share, respectively, and 66,667 2011 Warrants and 60,424 2012 Warrants remain outstanding with an exercise price of $3.00 and $3.31, respectively.

Immediately prior to exchanging their Notes in the offer to exchange, holders of a majority of the principal amount of each of the 2011 Notes, 2012 Notes and December 2012 Notes consented to the Company (i) issuing debt from time to time on terms which may be approved by the Company’s Board of Directors, in an aggregate amount up to $100,000,000, which debt may be secured or unsecured and senior or subordinated to or pari passu with, the Notes, (ii) entering into transactions with its officers, directors, employees and Affiliates on terms approved by a majority of the Company’s independent and disinterested directors from time to time, (iii) declaring and paying dividends and making distributions to its holders of common stock as may be approved by the Company’s Board of Directors from time to time and (iv) purchasing or acquiring shares of the Company’s common stock or other equity securities, including the Eligible Securities, on terms as may be approved by the Company’s Board of Directors from time to time.

Derivative Liability

The Company has valued the warrants issued in connection with the November/December 2011 Offering, the 2011 Warrants, and the beneficial conversion features (“BCF”) of the 2011 Notes, to their maximum value in proportion to the 2011 Notes and had accounted for them as a discount to the debt. In certain circumstances the convertibility features and the attached Warrants contain reset provisions which adjust the conversion price of the 2011 Notes and the exercise price of the 2011 Warrants should the Company sell additional shares of common stock below the conversion price of the 2011 Notes or 2011 Warrant exercise price then in effect. The Company has assessed that the reset provision for the convertibility feature and the warrant exercise price are such that they are not indexed to the Common Stock and is therefore a derivative in accordance with ASC 815-40 (formerly EITF 07-5). As such the derivative was valued on the date of its initiation, with each issuance of convertible debt, and will be re-valued at its fair value at each subsequent interim and annual reporting period.

The Company valued the 2011 Warrants and the beneficial conversion features (“BCF”) of the 2011 Notes, and the resulting derivative liability, at $5,309,941 each for the 2011 Warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt during the first quarter of fiscal 2012. This discount is being amortized over the life of the 2011 Note or until such time as the note is repaid or converted, or upon exercise of the 2011 Warrants. The valuation of the 2011 Warrants, BCF, and the resulting derivative liability, were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0%, ii) expected volatility of 52.7%, iii) risk free interest rate of 0.9%, and iv) expected term of 5 years.

As of September 30, 2013, the aggregate fair value of the derivative was $11,537,248. The revaluation of the derivative as of September 30, 2014 resulted in a derivative value of $646,120. The change in fair value of the derivative from September 30, 2013 to September 30, 2014 resulted in a gain on the fair value of the derivative liability of $10,891,128. Substantially all of the increase in the gain on the fair value of the derivative was due to a change in methodology in measuring the market price of the Company’s common stock during the quarter ended March 31, 2014 (see Note 2). The derivative liability was revalued on September 30, 2014 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 35.34% iii) risk free interest rate of 1.78%, iv) expected term of 2.10 years and v) market price of $2.26. If the Company did not change this method of valuation, it would have recognized a gain on the fair value of the derivative liability of approximately $2,750,000 for the year ended September 30, 2014.

In connection with the 2011 Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040. The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $230,256 at September 30, 2013 was revalued at $12,896 at September 30, 2014. The difference in valuation for the year ended September 30, 2014 was $217,360, accounted for as a gain on the fair value of derivative. Substantially all of the increase in the gain on the fair value of the derivative was due to a change in methodology in measuring the market price of the Company’s common stock during the quarter ended March 31, 2014 (see Note 2). The valuation at September 30, 2014 was valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants granted to the debt holders as of September 30, 2014. If the Company did not change this method of valuation, it would have recognized a gain on the fair value of the derivative liability of approximately $55,000 for the year ended September 30, 2014.

June 2013 Loan and Security Agreement

On June 11, 2013, the Company and its wholly-owned subsidiaries Boomerang Sub, Inc., Boomerang USA Corp. and Boomerang MP Holdings Inc. (collectively with the Company, the “Borrowers” and individually, a “Borrower”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) dated as of June 6, 2013 with lenders who became a lender party thereto (together with any party which subsequently becomes a lender party, the “Lenders” and, individually, a “Lender”) and the Agent (as defined in the Loan and Security Agreement). Pursuant to the Loan and Security Agreement, Lenders committed to fund $4,750,000 principal amount of loans to the Borrowers. The Loan and Security Agreement contemplates that the aggregate principal amount of borrowings may be increased to $10,000,000 through commitments from additional Lenders who subsequently become a party to the Loan and Security Agreement.

On July 12, 2013 and August 6, 2013, the Borrowers entered into Amendments No. 1 (the “Amendment”) and No. 2 (the “2nd Amendment”) to the Loan and Security Agreement (collectively “the Amendments”). Pursuant to the Amendments, the additional Lenders committed to fund an additional $3,100,000 principal amount of loans to the Borrowers, bringing aggregate commitments under the Loan and Security Agreement to $7,850,000.

As of September 30, 2013, the Company drew down an aggregate of $3,033,333 under the Loan and Security Agreement. The Company drew down an additional $3,452,207 during the year ended September 30, 2014, bringing the total amount of borrowings under the Loan and Security Agreement to $6,485,540 as of September 30, 2014.

The notes bear interest at the rate of 15% per annum, payable upon maturity. The maturity date of the Notes is May 31, 2016, subject to earlier prepayment upon acceleration of the occurrence of an event of default (as defined in the Loan and Security Agreement); provided further that the Company may prepay the Notes at any time without penalty. The Company accrued $794,713 of interest expense during the year ended September 30, 2014. Total accrued interest related to the Loan and Security Agreement was $902,083 as of September 30, 2014.

Pursuant to draws under the Loan and Security Agreement during the year ended September 30, 2013, the Company issued warrants to purchase an aggregate of 606,680 shares of common stock. The Company valued these warrants at $1,357,139, recorded as a discount to long-term debt. During the year ended September 30, 2014, the Company amortized $467,545 of the debt discount.

Pursuant to draws under the Loan and Security Agreement on October 29, 2013, February 27, 2014, May 19, 2014 and June 24, 2014, the Company issued warrants to purchase an aggregate of 690,493 shares of common stock. The Company valued these warrants at $587,549, recorded as a discount to long-term debt. This discount is being amortized over the life of the notes or until such time as the notes are repaid, or upon exercise of the warrants. The valuation of the warrants was determined using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 35.85-43.36% iii) risk free interest rate of 1.49-1.75% and expected term of 3.95-4.60 years. During the year ended September 30, 2014, the Company amortized $204,753 of the debt discount.

The following officers, directors and 5% shareholders of the Company participated as Affiliate Lenders:

Name	Commitment	Amount Funded as of September 30, 2014	Aggregate Number of Warrants Issuable	Warrants Issued as of September 30, 2014
The Estate of Gene Mulvihill(1)	$500,000	$413,103	100,000	82,621
Sunset Marathon Partners LLC(2)	$250,000	$206,551	50,000	41,311
MRP Holdings LLC(3)	$200,000	$165,239	40,000	33,047
Burton I. Koffman and David Koffman(4)	$750,000	$619,955	150,000	123,932
Anthony P. Miele III(5)	$25,000	$20,654	5,000	4,132
Alexandria Equities, LLC(6)	$200,000	$165,236	40,000	33,049
Albert Behler(7)	$200,000	$165,236	40,000	33,049

(1)	Gail Mulvihill and Andrew Mulvihill, the co-administrators of the estate, exercise voting and investment power over the shares issuable upon exercise of the Warrants. Gail Mulvihill is a principal stockholder of the Company and mother of Christopher, the Company’s President and a principal stockholder of the Company. Andrew Mulvihill is a brother of Christopher Mulvihill.

(2)	James Mulvihill, was a principal stockholder of the Company at the time we entered into the Loan and Security Agreement, has voting and investment power over the shares issuable upon exercise of the Warrants and is a brother of Christopher Mulvihill.

(3)	MRP Holdings LLC is owned by Mark Patterson, the Chief Executive Officer and a director and principal stockholder of the Company.

(4)	Directly and indirectly through entities they control and by members of their families and entities they control, Burton Koffman and David Koffman are principal stockholders of the Company. In addition, David Koffman is a director of the Company.

(5)	Anthony P. Miele, III is a director of the Company.

(6)	Alexandria Equities, LLC was a principal stockholder of the Company at the time we entered into the Loan and Security Agreement.

(7)	Albert Behler is a principal stockholder of the Company.

A majority of the principal amount of each series of Notes consented to the Company’s entering into the Loan and Security Agreement and increasing the secured indebtedness under the Loan Agreement, and acknowledged that the secured indebtedness under the Loan and Security Agreement is senior in right of payment and otherwise to the Notes.

On December 24, 2014, the Borrowers entered into Amendment No. 3 (the “3rd Amendment”) to the Loan and Security Agreement. Pursuant to the 3rd Amendment, the maximum aggregate principal amount of advances that may be permitted to be outstanding at any one time was increased to $15,000,000. In addition, existing lenders and incremental lenders committed to fund an additional $7,075,000 principal amount of loans to the Borrowers, bringing aggregate commitments under the Loan and Security Agreement to $14,925,000.

Results of Operations

Fiscal Year 2014 Compared to Fiscal Year 2013

Revenues were $5,446,890 for the fiscal year ended September 30, 2014 compared with $2,718,410 for the fiscal year ended September 30, 2013, for an increase of $2,728,480. The increase was due to the progression of a large scale Robotic Valet project. This revenue was recognized using the percentage of completion method.

Cost of goods sold were $8,444,041 for the fiscal year ended September 30, 2014 compared with $2,613,254 for the fiscal year ended September 30, 2013, for an increase of $5,830,787. The increase was attributable to cost overruns associated with a large scale Robotic Valet project that progressed in this fiscal year. The increase in cost of goods sold was partially offset by the cessation of work under the Crescent Heights project and the subsequent reversal of accrued costs of approximately $500,000 that were expected to be incurred to complete the project. The Company recognized a gross loss of $2,997,151 and a gross profit of $105,156 for the years ended September 30, 2014 and September 30, 2013, respectively, for an increase of $3,102,307.

Sales and marketing expenses were $722,559 during the fiscal year ended September 30, 2014 compared with $977,815 during the fiscal year ended September 30, 2013, for a decrease of $255,256. The decrease was primarily the result of decreases in salary related expenses of approximately $160,000 and advertising expenses of $100,000. Advertising expenses for the fiscal year ended September 30, 2014 and 2013 were $79,355 and $178,226 respectively. As of September 30, 2014, the Company employed two full-time salesmen, whose salaries are recorded under sales and marketing expenses.

General and administrative expenses were $3,629,254 during the fiscal year ended September 30, 2014 compared with $4,226,506 during the fiscal year ended September 30, 2013, for a decrease of $597,252.  This decrease was due to a reduction of approximately $570,000 in salary related expenses, $82,000 in travel expenses, $69,000 in license fees, $30,000 in rent expense and $490,000 in bad debt expense due to the cessation of work on the Crescent Heights project in the fiscal year ended September 30, 2013. This was offset by increases in professional fees of approximately $95,000, in non-cash expenses incurred in connection with issuances of stock options and warrants of $110,000, insurance costs of $76,000, shop and office supplies of $41,000, in provision for doubtful accounts of $17,500 and in warranty expense of $306,000 that was reversed and credited in fiscal year 2013 due to the cessation of the work on the Crescent Heights project.

Research and development expenses were $95,950 during the fiscal year ended September 30, 2014 compared with $2,242,414 during the fiscal year ended September 30, 2013, for a decrease of $2,146,464.  This decrease was due to less resources being needed to complete existing research and development projects during the fiscal year ended September 30, 2014.

Depreciation and amortization was $303,746 during the fiscal year ended September 30, 2014 compared to $380,055 during the fiscal year ended September 30, 2013, for a decrease of $76,309. This decrease is attributable to the disposal of certain fixed assets during the last quarter of the fiscal year ended September 30, 2013, thereby reducing depreciation for the fiscal year ended September 30, 2014.

Interest expense was $2,071,236 during the fiscal year ended September 30, 2014, compared with $1,342,856 during the fiscal year ended September 30, 2013, for an increase of $728,380.  This increase is due to an increase in outstanding indebtedness due to the issuance of the December 2012 Notes as well as interest accrued on the Loan and Security Agreement due to additional borrowings during the fiscal year ended September 30, 2014.

In connection with the 2011 Offering, the Company recorded a discount for the BCF and the 2011 Warrants. In addition, the Placement Agent Warrants were deemed not indexed to the Company’s common stock and accordingly the Company recorded a derivative liability. The derivative liability is required to be revalued at each interim and annual reporting date until such time that it is settled. This revaluation resulted in a gain on fair value of derivative of $11,108,488 during the year ended September 30, 2014. With respect to the 2012 Offering and the December 2012 Offering, the Company recorded a discount for the BCF and the warrants issued in connection with each offering. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. The Company has determined that the 2012 Offering and the December 2012 Offering are indexed to the Company’s common stock and has not recorded a derivative liability. During the year ended September 30, 2014 the Company amortized an aggregate of $3,966,917 of the debt discount for the 2011 Offering, the 2012 Offering and the December 2012 Offering.

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

Accounts receivable and allowance for doubtful accounts – Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We determine this allowance based on known troubled accounts, history and other currently available evidence. Accordingly, we recorded an allowance for doubtful accounts of $17,500 and $0 at September 30, 2014 and 2013, respectively.

Retainage Receivable - The Company’s contracts for automated parking systems sometimes require a holdback of a percentage of the contract price as retainage. This holdback is recorded on the Company’s balance sheet as “Retainage receivable”. Retainage is a portion of the total price of a project that is held back by the customer until the project reaches certain milestones specified in the contract terms. Retainage percentages typically range from 0% to 10% and are usually collected anywhere from nine to eighteen months from the inception of the project. Retainage receivable for the years ended September 30, 2014 and 2013 was $367,706 and $0, respectively.

Property and equipment – Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the years ended September 30, 2014 and September 30, 2013 was $303,746 and $380,055, respectively.

Research and development – Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred.  Research and development costs for the years ended September 30, 2014 and 2013 were $95,950 and $2,242,414, respectively.

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete. As of September 30, 2014, it was estimated that the cumulative gross loss on current contracts would be $3,194,625. This loss is comprised of $2,857,436 recognized through September 30, 2014, and $337,189 as a provision for the remaining loss on contracts.

Revenues of $5,446,890 and $2,718,410 have been recognized for the years ended September 30, 2014 and 2013, respectively.

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

Warranty Reserves - The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  As revenues for contracts are recognized, the Company will record a warranty reserve for estimated costs in connection with future warranty claims.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly. The Company accrued a warranty reserve of $0 and $12,000 at September 30, 2014 and 2013, respectively.

Earnings Per Common Share - We adopted ASC 260. The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic loss per share was computed by dividing our net loss by the weighted average number of common shares outstanding during the period.

Investments at Equity - The Company accounts for its investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The Company reviews this investment periodically for impairment and makes appropriate reductions in carrying value when other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the Company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investment. Adverse changes in market conditions or operating results of the issuer that differ from expectation could result in additional other-than-temporary losses in future periods.  During the year ended September 30, 2013, the Company terminated the joint ventures Boomerang Systems Middle East, LLC and Boomerang-Stokes Mechanical Parking LLC and recognized an aggregate loss on these investments of $404,431.

Income Taxes - We account for income taxes under ASC 740-10. ASC 740-10 requires an asset and liability approach for financial reporting for income taxes. Under ASC 740-10, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The Company and its subsidiaries file a consolidated Federal income tax return and separate state returns in New Jersey, Utah and Florida. The fiscal 2009 and forward years are still open for examination. The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis.

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

Derivative Liability - The Company accounts for reset provisions in connection with their issuance of debt, and reset provisions of equity instruments attached to their debt, in accordance with ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. Under ASC 815 the Company is required to (1) evaluate an instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. The derivative liabilities are remeasured at fair value at the end of each reporting period as long as they are outstanding.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company's principal executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014 in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure due to our inability to record, process, summarize and report within the time periods specified in the SEC’s rules and forms. We are currently taking measures to educate our staff to enable us to record, process, summarize and report on a timely basis.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the Company’s assessment, it believes that, as of September 30, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information.

N/A

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our directors and executive officers and their ages are as follows:

Name	Title	Age

Mark Patterson	Chief Executive Officer and Chairman	54
Christopher Mulvihill	President and Director	44
Scott Shepherd	Chief Financial Officer	46
Maureen Cowell	Secretary and Director	48
Joseph R. Bellantoni	Director	52
David Koffman*	Director	55
Kevin M. Cassidy*	Director	58
Anthony P. Miele, III*	Director	43

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of Forms 3 and 4 and any amendments thereto furnished to our company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required all Section 16(a) filing requirements applicable to our officers, directors and beneficial owners of more than 10% of our equity securities were timely filed except that the following reports were not timely filed during the fiscal year ended September 30, 2014: Forms 4 were not timely filed for two transactions by Mark Patterson, two transactions by Christopher Mulvihill, two transactions by David Koch, one transaction by Scott Shepherd, one transaction by Stanley Checketts and two transactions by Gail Mulvihill.

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

Item 11. Executive Compensation.

The following table sets forth the compensation of our principal executive officer and our other most highly compensated executive officers (who we collectively refer to as “named executive officers”) who received total compensation exceeding $100,000 for the year ended September 30, 2014 and who served in such capacity at September 30, 2014.

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

		($)		($)	($)	($)(1)		($)	($)	($)	($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)	(i)	(j)

Mark Patterson	2014	200,000	(2)	-0-	-0-	-0-		-0-	-0-	-0-	200,000
Chief Executive Officer	2013	200,000	(2)	-0-	-0-	-0-		-0-	-0-	-0-	200,000
Christopher Mulvihill	2014	150,000	(3)	-0-	-0-	-0-		-0-	-0-	-0-	150,000
President and Manager of Sales and Marketing	2013	150,000	(3)	-0-	-0-	-0-		-0-	-0-	-0-	150,000
Scott Shepherd	2014	125,000		-0-	-0-	32,794	(4)	-0-	-0-	-0-	157,794
Chief Financial Officer	2013	125,000		-0-	-0-	-0-		-0-	-0-	-0-	125,000

(1)	Represents the grant date fair value in accordance with ASC 718 (formerly FAS 123R). See Note 9 to Notes to Financial Statements for the year ended September 30, 2014 for a description of valuation assumptions used in the calculation of grant date fair value.
(2)	Mark Patterson’s 2014 salary of $200,000 was comprised of an accrual of $200,000 and his 2013 salary of $200,000 was comprised of cash payments of $38,000 and an accrual of $162,000.
(3)	Chris Mulvihill’s 2014 salary of $150,000 was comprised of an accrual of $150,000 and his 2013 salary of $150,000 was comprised of cash payments of $29,000 and an accrual of $121,000.
(4)	Scott Shepherd was granted 60,000 options to purchase common stock on February 27, 2014. The options vest as to 20,000 each on February 27, 2015, February 27, 2016 and February 27, 2017.

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

Mr. Mulvihill is employed as our President and Manager of Sales and Marketing.  Pursuant to his employment agreement, Mr. Mulvihill receives an annual base salary of $150,000 and is eligible to receive commission of 3% of the gross sales during the year.  Pursuant to the agreement, the Company granted Mr. Mulvihill options to purchase 200,000 shares vesting immediately, exercisable at $5.00 per share for a term of 10 years.

Non-compete Agreements

All management and employees of the Company have signed non-compete agreements.

Outstanding Equity Awards at September 30, 2014

The following table reflects the equity awards granted by us to the Named Executive Officers that remain outstanding at September 30, 2014:

	Equity Awards

Name and Grant Date	Number of Securities Underlying Unexercised Options/Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options/Warrants (#) Unexercisable	Option/Warrant Exercise Price ($)	Option/Warrant Expiration Date

Mark Patterson
October 1, 2010	1,080,000	(1)	-	$5.00	October 1, 2015

Mark Patterson
November 12, 2010	280,000	(1)	-	$5.00	November 11, 2015

Christopher Mulvihill
October 6, 2010	200,000	(1)	-	$5.00	October 5, 2020

(1)         These options and warrants are fully vested and currently exercisable.

On November 17, 2014, the Company issued options to purchase 471,719 shares of common stock at $2.15 to Mark Patterson, CEO, in lieu of $334,386 of cash compensation and options to purchase 176,894 shares of common stock at $2.15 to Christopher Mulvihill, President, in lieu of $125,357 of cash compensation.

Director Compensation

Our directors received no cash compensation during the years ended September 30, 2014 and September 30, 2013, other than the compensation paid to our named executive officers who are also directors, which is reflected in the Summary Compensation Table above.

Our Directors are reimbursed for their out-of-pocket expenses incurred in connection with attending meetings.

On November 17, 2014, the Company granted options to purchase 25,000 shares of common stock at $2.15 to each of Directors Joseph Bellantoni, Maureen Cowell, Kevin Cassidy, David Koffman and Anthony Miele.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 29, 2014, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to us to be the beneficial owner of more than five percent of our Common Stock as well as the number of shares of Common Stock beneficially owned by all of our Directors, each of our named executive officers identified in the Summary Compensation Table above, and all our Directors and executive officers as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of our Common Stock outstanding on said date and all shares issuable to such holder in the event of exercise of outstanding options, warrants or conversion of notes held by such holder at said date. As of December 29, 2014, we had 18,228,407 shares of Common Stock outstanding.

Unless otherwise indicated, the address for each of the above is c/o Boomerang Systems, Inc., 30 A Vreeland Road, Florham Park, NJ 07932.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Common Stock Outstanding (1)
Mark R. Patterson	2,922,997	(2)	14.3%
Christopher Mulvihill	1,502,241	(3)	8.1%
Scott Shepherd	20,000	(4)	*
Joseph R. Bellantoni	46,697	(5)	*
Maureen Cowell	35,867	(6)	*
Anthony P. Miele, III	93,714	(7)	*
David Koffman	1,367,601	(8)	7.3%
Kevin Cassidy	8,333	(9)	*
All Directors and Executive Officers as a Group (8 persons)	5,997,450		28.1%
Other 5% Stockholders
Gail Mulvihill	3,939,107	(10)	20.9%
Burton I. Koffman	1,819,404	(11)	9.7%
Lake Isle Corp.	1,746,883	(12)	9.4%
Parking Source, LLC	1,395,352	(13)	7.1%
HSK Funding, Inc.	1,183,279	(14)	6.4%
Venturetek, LP	1,147,026	(15)	6.2%
Stanley Checketts	1,033,795	(16)	5.6%
Albert Behler	1,016,130	(17)	5.5%

* Less than 1%

(1)          This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. Unless otherwise indicated, the tabular information gives effect to the exercise of warrants or options exercisable within 60 days of December 29, 2014, owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.

(2)          Includes 190,000 shares held by Mr. Patterson, 1,881,719 shares issuable upon exercise of options and warrants held by Mr. Patterson, 404,530 shares held by MRP Holdings LLC (“MRP”), over which Mr. Patterson exercises sole voting and investment control, 193,027 shares issuable upon the exercise of warrants held by MRP, 153,721 shares held by Mark R. Patterson Revocable Trust (“Patterson Trust”), over which Mr. Patterson exercises sole voting and investment control, and 100,000 shares issuable upon the exercise of warrants held by Patterson Trust. All options and warrants are exercisable within 60 days of December 29, 2014.

(3)          Includes 1,105,347 shares owned directly by Mr. Mulvihill, 376,894 shares issuable upon the exercise of options held by Mr. Mulvihill and 20,000 shares owned by Great Delaware & American, Inc. over which Mr. Mulvihill exercises sole voting and investment control. All options are exercisable within 60 days of December 29, 2014.

(4)          Includes 20,000 shares issuable upon the exercise of options held by Mr. Shepherd, which are exercisable within 60 days of December 29, 2014. Does not include 40,000 shares issuable upon the exercise of options held by Mr. Shepherd, of which 20,000 options vest on each of February 27, 2016 and 2017.

(5)          Includes 167 shares held by Mr. Bellantoni’s father and 697 shares held by Mr. Bellantoni’s wife, both of which Mr. Bellantoni disclaims beneficial ownership. Also includes 45,833 shares issuable upon exercise of options exercisable within 60 days of December 29, 2014. Does not include 16,667 shares issuable upon exercise of options held by Mr. Bellantoni, of which 8,333 vest on November 17, 2015 and 8,334 vest on November 17, 2016.

(6)          Includes 35,867 shares issuable on exercise of options held by Ms. Cowell, exercisable within 60 days of December 29, 2014. Does not include 16,667 shares issuable upon exercise of options held by Ms. Cowell, of which 8,333 vest on November 17, 2015 and 8,334 vest on November 17, 2016.

(7)          Includes 73,750 shares owned directly by Mr. Miele and Heather Miele and 19,964 shares issuable upon exercise of options and warrants exercisable within 60 days of December 29, 2014. Does not include 16,667 shares issuable upon exercise of options held by Mr. Miele, of which 8,333 vest on November 17, 2015 and 8,334 vest on November 17, 2016.

(8)          Includes 28,486 shares held directly by Mr. Koffman, 10,883 shares issuable upon the exercise of options and warrants held by Mr. Koffman, 20,000 shares held by 300 Plaza Drive Associates, 116,235 shares issuable upon exercise of warrants held by 300 Plaza Drive Associates, 678,408 shares held by HSK Funding Inc. (“HSK”), 217,831 shares issuable upon exercise of warrants held by HSK, 202,886 shared held by SB&G Properties (“SB&G”), 84,154 shares issuable upon exercise of warrants held by SB&G, 4,176 shares held by K-6 Family Limited Partnership and 4,592 shares held by Public Loan Company, all of which are exercisable within 60 days of December 29, 2014. Mr. Koffman is a member of, or exercises at least co-voting and investment control of all securities held by these entities. The address for Mr. Koffman is 300 Plaza Drive, Vestal, NY 13850. Does not include 16,667 shares issuable upon exercise of options held by Mr. Koffman, of which 8,333 vest on November 17, 2015 and 8,334 vest on November 17, 2016.

(9)          Includes 8,333 shares issuable on exercise of options held by Mr. Cassidy, exercisable within 60 days of December 29, 2014. Does not include 16,667 shares issuable upon exercise of options held by Mr. Cassidy, of which 8,333 vest on November 17, 2015 and 8,334 vest on November 17, 2016.

(10)         Includes 710,034 shares held by Mrs. Mulvihill, 15,400 shares issuable upon the exercise of warrants held by Mrs. Mulvihill, 555,394 shares held by Sail Energy LLC (“Sail Energy”), over which Mrs. Mulvihill exercises sole voting and investment control, 1,225,928 shares held by Lake Isle Corp. (“Lake Isle”), over which Mrs. Mulvihill exercises sole voting and investment control, 233,915 shares issuable upon the exercise of warrants held by Lake Isle, 599,232 shares held by the Estate of Gene Mulvihill (“Mulvihill Estate”) over which Mrs. Mulvihill is the administrator and individual who exercises shared voting and investment power, 312,164 shares issuable upon the conversion of outstanding warrants held by the Mulvihill Estate, 202,886 shares held by SB&G, which is owned, in part, by Lake Isle, 84,154 shares issuable upon the exercise of warrants held by SB&G, all of which are exercisable within 60 days of December 29, 2014. The address for Sail Energy and Lake Isle is 3621 Route 94, 2nd Floor, Hamburg, NJ 07419.

(11)         This information is based in part on a Schedule 13G filed with the Securities and Exchange Commission on November 13, 2009. Includes 86,771 shares owned directly by Mr. Koffman, 48,996 shares issuable upon exercise of warrants held by Mr. Koffman, 4,592 shares owned by Public Loan Company, 4,176 shares owned by The K-6 Family Limited Partnership, 20,000 shares owned by 300 Plaza Drive Associates, 116,235 shares issuable upon exercise of warrants held by 300 Plaza Drive Associates, 25,000 shares owned by New Valu, Inc., 290,484 shares owned by IA 545 Madison Assoc., 39,871 shares issuable upon exercise of warrants held by IA 545 Madison Assoc., 678,408 shares owned by HSK, 217,831 shares issuable upon exercise of warrants held by HSK, 202,886 shares held by SB&G, which is owned, in part, by HSK and 84,154 shares issuable upon the exercise of warrants held by SB&G, all of which are exercisable within 60 days of December 29, 2014. Mr. Koffman exercises voting and investment control of all securities held by these entities. The address for Mr. Koffman is 300 Plaza Drive, Vestal, NY 13850.

(12)         Includes 1,225,928 shares held by Lake Isle, over which Gail Mulvihill exercises sole voting and investment control, 233,915 shares issuable upon the exercise of warrants held by Lake Isle, 202,886 shares held by SB&G, which is owned, in part, by Lake Isle and 84,154 shares issuable upon the exercise of warrants held by SB&G, all of which are exercisable within 60 days of December 29, 2014. The address for Lake Isle is 3621 Route 94, 2nd Floor, Hamburg, NJ 07419.

(13)         Includes 1,395,352 shares issuable upon the exercise of warrants held by Parking Source, LLC, all of which are exercisable within 60 days of December 29, 2014.

(14)         Includes 678,408 shares held by HSK, 217,831 shares issuable upon exercise of warrants held by HSK, 202,886 shares held by SB&G, which is owned, in part, by HSK and 84,154 shares issuable upon the exercise of warrants held by SB&G, all of which are exercisable within 60 days of December 29, 2014. The address for HSK is 300 Plaza Drive, Vestal, NY 13850.

(15)         David Selengut is the natural person who exercises voting and investment control over the shares held by Venturetek, LP (“Venturetek”). Includes 750,671 shares owned directly by Venturetek, 109,315 shares issuable upon exercise of warrants held by Venturetek, 202,886 shares held by SB&G, which is owned, in part, by Venturetek and 84,154 shares issuable upon the exercise of warrants held by SB&G, all of which are exercisable within 60 days of December 29, 2014. The address for Venturetek is c/o Nesher LLC, P.O. Box 339, Lawrence, NY 11559.

(16)         Includes 250,000 shares issuable upon exercise of options held directly by Mr. Checketts, 450,965 shares held by Stan Checketts Properties (“SCP”), over which Mr. Checketts exercises sole voting and investment control, 45,790 shares issuable upon the exercise of warrants held by SCP, 202,886 shares held by SB&G, which is owned, in part, by SCP and 84,154 shares issuable upon the exercise of warrants held by SB&G. All of the options and warrants are exercisable within 60 days of December 29, 2014. The address for SCP is P.O. Box 55, Providence, UT 84332.

(17)         Includes 613,104 shares owned directly by Mr. Behler and 403,026 shares issuable upon exercise of warrants, all of which are exercisable within 60 days of December 29, 2014.

Equity Compensation Plan Information -The following table provides information as of  September 30, 2014 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders.

Equity Compensation Plan Information as of September 30, 2014

(a)	(b)		(c)	(d)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (cumulative)		weighted average exercise price of outstanding options, warrants and rights	number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (b))

Equity compensation plans - approved by security holders	862,375	(1)	$1.70	1,137,625

Equity compensation plans - not approved by security holders	1,978,888	(2)	$4.90	-0-

Total	2,841,263		$3.93	1,137,625

(1) On February 27, 2014, options to purchase an aggregate of 364,250 shares of common stock were granted to employees of the Company under the 2012 Stock Incentive Plan. These options are exercisable at $1.51 per share and have a term of 5 years. The options are subject to a vesting schedule, under which one-third of the options will vest on each of February 27, 2015, February 27, 2016 and February 27, 2017.

On February 27, 2014, options to purchase 303,625 shares of common stock were granted to a consultant of the Company under the 2012 Stock Incentive Plan. These options are exercisable at $1.51 per share, have a term of 5 years and vest immediately.

On September 9, 2014, options to purchase 94,500 shares of common stock were granted to employees of the Company under the 2012 Stock Incentive Plan. The options are exercisable at $2.35 per share and have a term of five years. Options to purchase 44,500 are subject to a vesting schedule, under which one-third of the options will vest on each of September 9, 2015, September 9, 2016, and September 9, 2017. Options to purchase 50,000 are subject to a vesting schedule, under which half of the options vest immediately and half will vest on December 31, 2014.

On September 9, 2014, options to purchase 100,000 shares of common stock were granted to consultants of the Company under the 2012 Stock Incentive Plan. The options are exercisable at $2.35 per share, have a term of five years and vest immediately.

(2) On February 6, 2008, our Board of Directors granted options to purchase an aggregate of 57,385 shares of common stock to persons who were or became officers, directors or consultants to the Company.  These options are exercisable at $18.00 per share.  Such options have a term of ten years.  The option price and number of shares issuable on exercise of the options are subject to anti-dilution adjustment under certain circumstances.

In October 2009, options to purchase 21,000 shares were granted to three persons who are employees of the Company.  All 21,000 options have a term of five years and are fully vested with an exercise price of $2.00 per share.

In February 2010, options to purchase 290,000 shares were granted to three officers of the Company.  All 290,000 options have a term of ten years and are fully vested with an exercise price of $2.00 per share.

In October 6, 2010, options to purchase 200,000 shares were granted to Mr. Christopher Mulvihill as part of his employment agreement.  All 200,000 options have a term of ten years and are fully vested with an exercise price of $5.00 per share.

In November 2010, warrants to purchase 5,000 shares were granted to a consultant of the Company.  The warrants have a term of five years with an exercise price of $5.00 per share.

During fiscal years 2011 and 2012, warrants to purchase 1,360,000 shares were granted to Mr. Mark Patterson as part of his employment agreement with the Company.  The warrants have a term of five years with an exercise price of $5.00 per share.

In June 2012, warrants to purchase an aggregate of 17,458 shares were granted to consultants of the Company. The warrants have a term of five years with an exercise price of $4.60 per share.

In September 2012, warrants to purchase an aggregate of 28,045 shares were granted to consultants of the Company. The warrants have a term of five years with an exercise price of $4.60 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us at 324 West 2450 North, Building B, Logan, Utah. Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President, and is a principal stockholder of our company.  The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities. This is a month-to-month lease at a rate of $21,717 per month, of which $14,717 is classified as deferred rent.  Deferred rental payments totaling $529,830 have been accrued as of September 30, 2014 and classified as due to related party on our balance sheet.

Stan Checketts Properties (“SCP”), a company owned by Stanley Checketts, a principal stockholder of the Company and the former chief executive officer of Boomerang’s wholly owned subsidiary, Boomerang Sub, Inc., is the landlord under a lease with us for premises located at 324 West 2450 North, Building B, Logan, Utah.   The approximately 18,000 square foot leased premises are, in addition to Building A, also used for Boomerang’s manufacturing activities.  We are currently leasing an additional 2,400 square feet of office and conference room space with Stan Checketts Properties for $1,800 per month. This is a month-to-month lease at a rate of $14,940 per month.

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to Zions Bank. The principal amount due was $656,008 as of September 30, 2014, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to the Company. Boomerang, the Estate of Gene Mulvihill and Messrs. Stan Checketts and Burton Koffman (“Koffman”) are the joint and several guarantors of this promissory note.  Gail Mulvihill, the administrator of the estate and individual who exercises shared voting and investment power over the shares, is a principal stockholder of the Company and mother of Christopher Mulvihill, the Company’s President and a director and principal stockholder of the Company. Burton Koffman is a principal stockholder of the Company and father of David Koffman, a director.

The Estate of Gene Mulvihill and Burton Koffman are the guarantors of a financing lease entered into on September 1, 2007 between Boomerang Utah and a nonaffiliated bank. The lease relates to certain equipment used by Boomerang Utah in its manufacturing operations. The total cost of the equipment was approximately $900,000. The rental was payable in sixty monthly installments of approximately $12,750, through August 31, 2012. At that time, Boomerang Utah had the option to purchase the equipment for approximately $315,000 or refinance it for an additional twenty four months. Boomerang refinanced the rental over twenty four months and has the option to purchase the equipment for $1 at the conclusion of the lease term. The lease commences on January 1, 2013 and ends on December 1, 2014, with twenty four monthly installments of approximately $13,890. In the year ended September 30, 2013, the Company sold part of the equipment on this lease and paid the lease down from $315,000 to $40,255. As of September 30, 2014, the remaining amount on the lease is $9,024.

The Company used the services of Coordinate Services, Inc. for product development.  The owner of Coordinate Services, Inc., is Gene Mulvihill, Jr., the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense for the year ended September 30, 2014 and 2013 was $0 and $102,711, respectively; which is recorded under research and development expenses.

The Company reimbursed North Jersey Management Services, Inc. for consulting expenses for the services of Joseph Bellantoni, a director and the former Chief Financial Officer of the Company, and Maureen Cowell, a director and the Company’s Corporate Secretary.  Mr. Bellantoni is also the President and Mrs. Cowell is the Vice President of North Jersey Management Services, Inc. Mr. Bellantoni and Ms. Cowell are directors of the Company.  The amount of this expense for the year ended September 30, 2014 and 2013 was $0 and $19,500, respectively; which is recorded under general and administrative expenses.

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

The Resort owns and operates seven golf courses, two hotels and a fitness facility and develops real estate in Sussex County NJ, which is comprised of more than 40 additional entities, including the above named entities. Gail Mulvihill owns 50% of each of Builders, Cascades and Route 94 and, indirectly, through these and various other entities, Gail Mulvihill and her family own approximately 50% of the Resort. Except as set forth above, no other officer, director or 5% or greater stockholder of the Company has any equity interest in Builders, Cascades or Route 94.   The Company incurred expenses of approximately $7,000 and $49,000 payable to Cascades for the year ended September 30, 2014 and 2013, respectively. No expenses were incurred for Builders or Route 94 during the year ended September 30, 2014 and 2013.

On October 31, 2014, the expiration date of the Company’s offer to exchange, the Company issued an aggregate of 9,583,384 shares of common stock in exchange for the cancellation of $11,424,520, $6,000,000 and $3,075,000 principal amount 2011 Notes, 2012 Notes and December 2012 Notes, respectively, and 2,892,314, 1,304,372 and 662,723 2011 Warrants, 2012 Warrants and December 2012 Warrants, respectively.

The following officers, directors, 5% stockholders and affiliates of the Company participated in the Offer with respect to the 2011 Notes and 2011 Warrants:

Name	2011 Notes Exchanged	2011 Warrants Exchanged	New Shares Issued
HSK Funding Inc. (1)	$254,000	64,304	118,743
Lake Isle Corporation (2)	$1,761,917	446,055	823,674
Christopher Mulvihill (3)	$1,451,000	367,342	678,324
James Mulvihill TTEE Sunset Group Inc. PSP (4)	$253,917	64,283	118,703
MRP Holdings LLC and Mark R Patterson Revocable Trust (5)	$608,014	153,929	284,241
Sail Energy LLC (6)	$300,142	75,986	140,313
Stan Checketts Properties, LLC (7)	$133,571	33,816	62,444
SB&G Properties LLC (8)	$220,763	55,890	103,205
Albert Behler (9)	$507,972	128,601	237,471

(1)	HSK Funding Inc. is a principal stockholder and a member of SB&G Properties LLC.

(2)	Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corporation, is a principal stockholder and the mother of Christopher Mulvihill, the Company’s President, and a director and principal stockholder. Lake Isle Corporation is a member of SB&G Properties LLC.

(3)	Christopher Mulvihill is the Company’s President and a director and principal stockholder of the Company.

(4)	James Mulvihill is the brother of Christopher Mulvihill and son of Gail Mulvihill.

(5)	MRP Holdings LLC, and Mark R Patterson Revocable Trust are owned by Mark Patterson, the Company’s Chief Executive Officer and a director and principal stockholder of the Company.

(6)	Sail Energy LLC is owned by Gail Mulvihill.

(7)	Stan Checketts Properties, LLC. is owned by Stan Checketts, a principal stockholder of the Company. Stan Checketts Properties is a member of SB&G Properties LLC.

(8)	SB&G Properties LLC is owned by HSK Funding Inc., Stan Checketts Properties, Lake Isle Corporation and Venturetek L.P.

(9)	Albert Behler is a principal stockholder of the Company.

The following officers, directors, 5% stockholders and affiliates of the Company participated in the Offer with respect to the 2012 Notes and 2012 Warrants:

Name	2012 Notes Exchanged	2012 Warrants Exchanged	New Shares Issued
MRP Holdings LLC (1)	$150,000	32,609	70,124
Sail Energy LLC (2)	$510,000	110,870	238,419
Heather Mulvihill (3)	$100,000	21,740	46,750
IA 545 Madison Assoc. (4)	$250,000	54,349	116,874
Burton I. Koffman (4)	$50,000	10,870	23,375

(1)	Mark R. Patterson, the sole member of MRP Holdings LLC, is the Company’s Chief Executive Officer and a director and principal stockholder of the Company.

(2)	Sail Energy, LLC is owned by Gail Mulvihill, a principal stockholder and mother of Christopher Mulvihill, the Company’s President and a director and principal stockholder of the Company.

(3)	Heather Mulvihill is the sister-in-law of Christopher Mulvihill and daughter-in-law of Gail Mulvihill.

(4)	Burton I. Koffman, a partner of IA 545 Madison Assoc., is a principal stockholder of the Company and father of David Koffman, a director of the Company.

The following officers, directors, 5% stockholders and affiliates of the Company participated in the Offer with respect to the December 2012 Notes and December 2012 Warrants:

Name	December 2012 Notes Exchanged	December 2012 Warrants Exchanged	New Shares Issued
The Estate of Gene Mulvihill (1)	$1,000,000	215,518	467,488
Heather Mulvihill (2)	$100,000	21,740	46,750
MRP Holdings LLC (3)	$100,000	21,740	46,750
Albert Behler (4)	$250,000	53,880	116,873
Burton I Koffman (5)	$105,000	22,630	49,088

(1)	Gail Mulvihill, the administrator of the estate and individual who exercises shared voting and investment power over the shares, is a principal stockholder and mother of Christopher Mulvihill, the Company’s President and a principal stockholder of the Company.

(2)	Heather Mulvihill is the sister-in-law of Christopher Mulvihill, the Company’s President and a director and principal stockholder of the Company.

(3)	MRP Holdings LLC is owned by Mark Patterson, the Company’s Chief Executive Officer and a director and principal stockholder of the Company.

(4)	Albert Behler is a principal stockholder of the Company.

(5)	Directly and indirectly through various entities he controls, Burton I Koffman is a principal stockholder of the Company and father of David Koffman, a director of the Company.

On December 24, 2014, the Borrowers entered into Amendment No. 3 (the “3rd Amendment”) to the Loan and Security Agreement. Pursuant to the 3rd Amendment, the maximum aggregate principal amount of advances that may be permitted to be outstanding at any one time was increased to $15,000,000. In addition, existing lenders and incremental lenders committed to fund an additional $7,075,000 principal amount of loans to the Borrowers, bringing aggregate commitments under the Loan and Security Agreement to $14,925,000.

The following officers, directors and 5% shareholders of the Company participated as Lenders in the Loan and Security Agreement:

Name	Commitment	Amount Funded as of December 29, 2014	Aggregate Number of Warrants Issuable	Warrants Issued as of December 29, 2014
The Estate of Gene Mulvihill(1)	$500,000	$500,000	232,561	232,561
Sunset Marathon Partners LLC(2)	$250,000	$250,000	116,281	116,281
MRP Holdings LLC(3)	$400,000	$200,000	116,047	93,027
Burton I. Koffman and David Koffman(4)	$750,000	$750,000	371,969	371,969
Anthony P. Miele III(5)	$25,000	$25,000	11,631	11,631
Alexandria Equities, LLC(6)	$700,000	$200,000	325,582	93,026
Albert Behler(7)	$400,000	$200,000	116,047	93,026
Fox Hunt Wine Collectors, LLC(8)	$1,000,000	$-	465,117	-

(1)	Gail Mulvihill and Andrew Mulvihill, the co-administrators of the estate, exercise voting and investment power over the shares issuable upon exercise of the Warrants. Gail Mulvihill is a principal stockholder of the Company and mother of Christopher, the Company’s President and a principal stockholder of the Company. Andrew Mulvihill is a brother of Christopher Mulvihill.

(2)	James Mulvihill, was a principal stockholder of the Company at the time we entered into the Loan and Security Agreement, has voting and investment power over the shares issuable upon exercise of the Warrants and is a brother of Christopher Mulvihill.

(3)	MRP Holdings LLC is owned by Mark Patterson, the Chief Executive Officer and a director and principal stockholder of the Company.

(4)	Directly and indirectly through entities they control and by members of their families and entities they control, Burton Koffman and David Koffman are principal stockholders of the Company. In addition, David Koffman is a director of the Company.

(5)	Anthony P. Miele, III is a director of the Company.

(6)	Alexandria Equities, LLC was a principal stockholder of the Company at the time we entered into the Loan and Security Agreement.

(7)	Albert Behler is a principal stockholder of the Company.

(8)	Fox Hunt Wine Collectors, LLC, is managed by Peter Mulvihill, brother of Christopher Mulvihill.

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

Item 14.  Principal Accounting Fees and Services

The following sets forth fees incurred by us during the fiscal years ended September 30, 2014 and 2013 for services provided by Liebman, Goldberg & Hymowitz, L.L.P., our independent registered public accounting firm (“Liebman”):

		Audit Related		All Other
Year	Audit Fees	Fees	Tax Fees	Fees
2014	$79,278	$-	$4,950	$-
2013	$71,549	$-	$4,950	$-

Audit Fees. The foregoing table presents the aggregate fees billed by Liebman for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q for the fiscal years ended September 30, 2014 and 2013.

Tax Fees. The foregoing table also reflects the aggregate fees billed by Liebman for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2014 and 2013.

Our Board of Directors believes that the provision of the services during the two years ended September 30, 2014 is compatible with maintaining the independence of Liebman.  Our Board of Directors has not adopted any pre-approval policies and procedures for engaging an accountant to render audit or non-audit services that are subject to the pre-approval requirement. All of the above fees have been pre-approved by the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Certificate of Incorporation of Registrant, as amended (4)

3.2	Amendment to Certificate of Incorporation of Registrant, dated March 4, 2013 (15)

3.3	Second Restated and Amended By-laws of Registrant (2)

4.1	Specimen Common Stock Certificate, $0.001 par value (1)

10.2	Form of Common Stock Purchase Warrant issued and to be issued with respect to payment defaults on our 12% Promissory Notes (5)

10.3	Amended and Restated Executive Employment Agreement between Mark R. Patterson and Boomerang Systems, Inc., dated as of October 1, 2010 (6)

10.4	Lease agreement by and between SB&G Properties, L.C. and Boomerang Systems, Inc. dated as of October 1, 2007, Amendment No. 1 thereto dated October 1, 2008, and Amendment No. 2 thereto dated March 15, 2010 (7)

10.5	Lease agreement by and between Stan Checketts Properties, L.C. and Boomerang Systems, Inc. dated as of October 1, 2007, Amendment No. 1 thereto dated October 1, 2008 and Amendment No. 2 thereto dated March 15, 2010 (7)

10.6	Loan agreement by and between SB&G Properties and Zions First National Bank and Guaranty of such loan provided by Boomerang Systems, Inc dated July 9, 2007 (7)

10.8	Form of Warrant issued to the lenders signatory to the Commitment letter dated December 29, 2010 by and between Boomerang Systems, Inc. and the lenders signatory thereto (8)

10.9	Chris Mulvihill employment agreement dated March 31, 2008 and amendment #1 dated October 2010 (8)*

10.10	Ground Lease with Route 94, dated April 30, 2010 (9)

10.11	Equipment Lease with M&T Bank, dated September 1, 2007 and personal guarantees of the lease (8)

10.12	Form of 6% Convertible Subordinate Note due 2016 (10)

10.13	Form of Warrant (10)

10.14	Form of Placement Agent Warrant (10)

10.15	Form of Registration Rights Agreement issued by and among Boomerang Systems, Inc. and the Subscribers (10)

10.17	Loan Agreement between Mark R. Patterson and Boomerang Systems, Inc. dated November 1, 2011 (11)

10.18	Third Amendment to the Lease between Stan Checketts Properties, L.C. and Boomerang Sub, Inc. dated October 28, 2011 (11)

10.19	Third Amendment to the Lease between SB&G Properties, LC and Boomerang Sub, Inc. dated October 1, 2011 (11)

10.20	Lease between Thirty Vreeland Associates, L.L.C. and Boomerang Systems, Inc. dated December 1, 2011 (11)

10.21	Loan Agreement between Lake Isle Corporation and Boomerang Systems, Inc. dated October 28, 2011 (11)

10.22	Loan Agreement between Atlantic & Madison of NJ Corp. and Boomerang Systems, Inc. dated October 31, 2011 (11)

10.23	Form of 6% Convertible Subordinate Note due June 14, 2017 (12)

10.24	Form of Warrant (12)

10.25	Form of Placement Agent Warrant (12)

10.26	Form of Registration Rights Agreement issued by and among Boomerang Systems, Inc. and the Subscribers (12)

10.30	Loan and Security Agreement dated June 6, 2013 (14)

10.31	Amendment No. 1 to Loan and Security Agreement dated July, 15, 2013 (14)

10.32	Amendment No. 2 to Loan and Security Agreement dated August 6, 2013 (14)

10.33	JBT Manufacturing and License Agreement (17)

14	Code of Ethics (16)

21	Subsidiaries of the Registrant as of September 30, 2012 (1)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) **

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a) **

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 (furnished, not filed) **

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 1350 (furnished, not filed) **

101

XBRL The following materials from Boomerang Systems, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the Years Ended September 30, 2014 and 2013, (ii) Consolidated Balance Sheets as of September 30, 2014 and 2013, (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the Years Ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements. ***

(1)         Incorporated by reference to an exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

(2)         Incorporated by reference to an exhibit filed with Quarterly Report on Form 10-Q for quarter ended December 31, 2009.

(3)         Incorporated by reference to an exhibit filed with the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2008.

(4)         Incorporated by reference to an exhibit filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.

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

(15)        Incorporated by reference to an exhibit filed with the Company’s Current Report on Form 8-K filed on March 4, 2013.

(16)        Incorporated by reference to an exhibit filed with the Company’s Current Report on Form 8-K filed on December 28, 2009.

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

BOOMERANG SYSTEMS, INC.

By: /s/ MARK R. PATTERSON

Mark R. Patterson, Chief Executive Officer
Dated: December 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARK R. PATTERSON	Chief Executive Officer (principal executive officer) and Director	December 29, 2014

Mark R. Patterson

/s/ CHRISTOPHER MULVIHILL	President and Director	December 29, 2014

Christopher Mulvihill

/s/ JOSEPH R. BELLANTONI	Director	December 29, 2014

Joseph R. Bellantoni

/s/ MAUREEN COWELL	Secretary and Director	December 29, 2014

Maureen Cowell

/s/ DAVID KOFFMAN	Director	December 29, 2014

David Koffman

/s/ KEVIN CASSIDY	Director	December 29, 2014

Kevin Cassidy

/s/ ANTHONY P. MIELE, III	Director	December 29, 2014

Anthony P. Miele, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Boomerang Systems, Inc.

Florham Park, New Jersey

We have audited the accompanying consolidated balance sheets of Boomerang Systems, Inc. and Subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended September 30, 2014.  Boomerang Systems Inc. and Subsidiaries management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boomerang Systems, Inc. and Subsidiaries as of September 30, 2014 and 2013, and the results of its operations and cash flows for each of the years in the two-year period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

Liebman Goldberg & Hymowitz, LLP

Garden City, New York

December 29, 2014

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$958,877	$636,940
Accounts receivable, net	862,794	7,403
Retainage receivable	367,706	-
Inventory	691,044	516,190
Prepaid expenses and other assets	20,800	118,005
Costs in excess of billings	-	380,630
Total current assets	2,901,221	1,659,168

Property, plant and equipment, net	2,179,521	2,482,635

Other assets:
Security deposit	20,825	20,825
Total other assets	20,825	20,825

Total assets	$5,101,567	$4,162,628

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$3,751,600	$2,179,775
Due to related party	529,830	353,220
Deposit payable	155,000	65,000
Billings in excesss of costs and estimated earned profits on uncompleted contracts	3,688,059	-
Estimated loss on uncompleted contract	337,189	83,804
Debt- current portion	89,562	111,769
Total current liabilities	8,551,240	2,793,568

Long term liabilities:
Debt- long term, net of discount	10,869,318	6,402,285
Debt- long term- related party, net of discount	7,525,184	5,169,665
Derivative liability	659,016	11,767,504
Total long term liabilities	19,053,518	23,339,454

Total liabilities	27,604,758	26,133,022

Stockholders' deficit:
Preferred stock, $0.01 par value; authorized shares 1,000,000; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 200,000,000 8,645,023 and 8,024,260 issued and outstanding	8,645	8,024
Additional paid in capital	61,617,019	59,481,081
Accumulated deficit	(84,128,855)	(81,459,499)
Total stockholders' deficit	(22,503,191)	(21,970,394)

Total liabilities and stockholders' deficit	$5,101,567	$4,162,628

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013

Revenues:
System sales	$5,446,890	$2,718,410
Total revenues	5,446,890	2,718,410

Cost of goods sold	8,444,041	2,613,254
Gross (loss)/profit	(2,997,151)	105,156

Expenses:
Sales and marketing	722,559	977,815
General and administrative expenses	3,629,254	4,226,506
Research and development	95,950	2,242,414
Depreciation and amortization	303,746	380,055
Total expenses	4,751,509	7,826,790

Loss from operations	(7,748,660)	(7,721,634)

Other income (expenses):
Interest income	1,222	456
Interest expense	(2,071,236)	(1,342,856)
Other income	22,735	86,820
Loss on equity investment	-	(404,431)
Amortization of discount on convertible debt	(3,966,917)	(3,308,735)
(Loss)/gain on disposal of equipment	(7,789)	170,574
Gain on fair value of derivative	11,108,488	1,302,159
Total other income (expenses)	5,086,503	(3,496,013)

Loss before provision for income taxes	(2,662,157)	(11,217,647)
Provision for income taxes	7,199	7,243

Net loss	$(2,669,356)	$(11,224,890)

Net loss per common share - basic and diluted	$(0.32)	$(1.47)
Weighted average number of shares - basic and diluted	8,281,779	7,631,108

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of September 30, 2012	7,469,366	$7,469	-	$-	$54,972,338	$(70,234,609)	$(15,254,802)

Options for Services					16,863		16,863
Issuance of Common Stock for Interest - 2011 Notes (Dec'12)	58,904	59			175,742		175,801
Issuance of Common Stock for Interest - 2012 Notes (Dec'12)	31,424	31			93,733		93,764
Issuance of Convertible Notes & Warrants - Dec 2012 Notes					1,925,809		1,925,809
Issuance of Common Stock for Interest - 2011 Notes (Mar'13)	71,196	71			171,908		171,979
Issuance of Common Stock for Interest - 2012 Notes (Mar'13)	37,988	38			91,688		91,726
Issuance of Common Stock for Interest - Dec 2012 Notes (Mar'13)	19,672	20			47,495		47,515
Issuance of Common Stock for Interest - 2011 Notes (Jun'13)	61,900	62			173,828		173,890
Issuance of Common Stock for Interest - 2012 Notes (Jun'13)	33,028	33			92,712		92,745
Issuance of Common Stock for Interest - Dec 2012 Notes (Jun'13)	16,386	16			45,982		45,998
Issuance of Warrants - Jun 2013					897,708		897,708
Issuance of Common Stock for Interest - 2011 Notes (Sept'13)	124,801	125			175,676		175,801
Issuance of Common Stock for Interest - 2012 Notes (Sept'13)	66,573	67			93,697		93,764
Issuance of Common Stock for Interest - Dec 2012 Notes (Sept'13)	33,022	33			46,471		46,504
Issuance of Warrants - Aug 2013					459,431		459,431

Net Loss						(11,224,890)	(11,224,890)

Balance as of September 30, 2013	8,024,260	$8,024	-	$-	$59,481,081	$(81,459,499)	$(21,970,394)

Issuance of Warrants - Oct 2013					558,403		558,403
Issuance of Common Stock for Interest - 2011 Notes (Dec'13)	111,226	111			175,690		175,801
Issuance of Common Stock for Interest - 2012 Notes (Dec'13)	59,330	59			93,705		93,764
Issuance of Common Stock for Interest - Dec 2012 Notes (Dec'13)	29,431	30			46,474		46,504
Issuance of Warrants - Feb 2014					14,033		14,033
Issuance of Options under Plan - Feb 2014					204,659		204,659
Issuance of Common Stock for Interest - 2011 Notes (Mar'14)	78,524	79			171,901		171,980
Issuance of Common Stock for Interest - 2012 Notes (Mar'14)	41,890	42			91,684		91,726
Issuance of Common Stock for Interest - Dec 2012 Notes (Mar'14)	20,780	21			45,472		45,493
Issuance of Warrants - May 2014					3,346		3,346
Issuance of Warrants - Jun 2014					11,767		11,767
Issuance of Common Stock for Interest - 2011 Notes (Jun'14)	78,214	78			173,812		173,890
Issuance of Common Stock for Interest - 2012 Notes (Jun'14)	41,725	42			92,703		92,745
Issuance of Common Stock for Interest - Dec 2012 Notes (Jun'14)	20,700	21			45,978		45,999
Issuance of Options under Plan - Sep 2014					90,380		90,380
Issuance of Common Stock for Interest - 2011 Notes (Sep'14)	77,271	77			175,724		175,801
Issuance of Common Stock for Interest - 2012 Notes (Sep'14)	41,220	41			93,723		93,764
Issuance of Common Stock for Interest - Dec 2012 Notes (Sep'14)	20,452	20			46,484		46,504

Net Loss						(2,669,356)	(2,669,356)

Balance as of September 30, 2014	8,645,023	$8,645	-	$-	$61,617,019	$(84,128,855)	$(22,503,191)

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,669,356)	$(11,224,890)
Adjustments to reconcile net loss operations to net cash (used in) operating activities:
Depreciation and amortization	303,746	380,055
Allowance for doubtful accounts receivable	17,500	-
Grant of options for services	295,039	16,863
Issuance of common stock for interest expense	1,253,971	1,209,487
Loss/(gain) on disposal of equipment	7,789	(170,574)
(Gain) on fair value of derivative	(11,108,488)	(1,302,159)
Amortization of discount on debt	3,966,917	3,308,735
Loss on equity investment	-	404,431
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(872,891)	63,341
(Increase) in retainage receivable	(367,706)	-
Decrease in restricted cash	-	81,671
Decrease in costs and estimated earned profits in excess of billings on uncompleted contracts	380,630	95,024
(Increase) in inventory	(174,854)	(208,200)
Decrease/(increase) in prepaid expenses and other assets	97,205	(59,448)
Increase in accounts payable and accrued liabilities	1,571,825	290,851
Increase in due to related party	176,610	176,610
Increase/(decrease) in deposit payable	90,000	(59,403)
Increase/(decrease) in billings in excess of costs and estimated earned profits on uncompleted contracts	3,688,059	(5,147)
Increase/(decrease) in estimated loss on uncompleted contract	253,385	(418,825)
NET CASH (USED IN) OPERATING ACTIVITIES	(3,090,619)	(7,421,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,421)	(26,433)
Additional equity investment	-	(174,236)
Proceeds from the sale of fixed assets	-	354,200
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(8,421)	153,531

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(31,230)	(282,581)
Proceeds from notes payable and line of credit	3,452,207	3,033,333
Proceeds from private placement- convertible notes	-	3,075,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,420,977	5,825,752

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	321,937	(1,442,295)
CASH AND CASH EQUIVALENTS - beginning of year	636,940	2,079,235

CASH AND CASH EQUIVALENTS - end of year	$958,877	$636,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$5,594	$14,519
Income taxes	$7,199	$5,873

Non-cash investing and financing activites:
Issuance of common stock for interest expense	$1,253,971	$1,209,487
Capital lease obligation for machinery and equipment	$-	$314,997

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boomerang Systems, Inc. and the accounts of all majority-owned subsidiaries, including Boomerang Sub, Inc., Boomerang USA Corp. and Boomerang MP Holdings, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Research and Development

Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred.  Research and development costs for the years ended September 30, 2014 and 2013 were $95,950 and $2,242,414, respectively.

Earnings Per Common Share

The weighted average number of common shares used to calculate basic and diluted loss per common share for the years ended September 30, 2014 and September 30, 2013 was 8,281,779 and 7,631,108, respectively.  The Company’s common stock equivalents, of outstanding options, warrants and convertible notes, have not been included as to include them would be anti-dilutive. As of September 30, 2014 and 2013, there were fully vested options outstanding for the purchase of 997,010 and 623,385 common shares, warrants for the purchase of 10,665,522 and 10,091,549 common shares, and notes convertible into 4,953,522 and 4,762,313 common shares, respectively, all of which could potentially dilute future earnings per share.

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of September 30, 2014, the Company had three projects in process. Two of the projects are estimated to be profitable, while one project is estimated to have a gross loss. As of September 30, 2014, it was estimated that the cumulative gross loss on this project would be $3,194,625. This loss is comprised of $2,857,436 recognized through September 30, 2014, and $337,189 as a provision for the estimated remaining loss on the project.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

Revenues of $5,446,890 and $2,718,410 have been recognized for the years ended September 30, 2014 and 2013, respectively.

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

Warranty Reserves

The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  As revenues for contracts are recognized, the Company will record a warranty reserve for estimated costs in connection with future warranty claims associated with those contracts.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly. The Company recorded a warranty reserve of $0 and $12,000 at September 30, 2014 and 2013, respectively.

Cash and Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts reflects our best estimate of probable credit losses inherent in our existing accounts receivable balance. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We determine this allowance based on known troubled accounts, history and other currently available evidence. We recorded an allowance for doubtful accounts of $17,500 and $0 at September 30, 2014 and 2013, respectively.

Retainage Receivable

The Company’s contracts for automated parking systems sometimes require a holdback of a percentage of the contract price as retainage. This holdback is recorded on the Company’s balance sheet as “Retainage receivable.” Retainage is a portion of the total price of a project that is held back by the customer until the project reaches certain milestones specified in the contract terms. Retainage percentages typically range from 0% to 10% and are usually collected anywhere from nine to eighteen months from the inception of the project. Retainage receivable for the years ended September 30, 2014 and 2013 was $367,706 and $0, respectively.

Investment at Equity

The Company accounts for its investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The Company reviews this investment periodically for impairment and makes appropriate reductions in carrying value when other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the Company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investment. Adverse changes in market conditions or operating results of the issuer that differ from expectation could result in additional other-than-temporary losses in future periods.  During the year ended September 30, 2013, the Company terminated the joint ventures Boomerang Systems Middle East, LLC and Boomerang-Stokes Mechanical Parking LLC and recognized an aggregate loss on these investments of $404,431.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

Inventory

Inventory is stated at the lower of cost or market using the weighted average cost method. Inventory includes materials, parts, assemblies and work in process. The Company records an inventory reserve for the anticipated loss associated with slow moving, obsolete and/or damaged inventory.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the years ended September 30, 2014 and 2013 was $303,746 and $380,055, respectively.

Income Taxes

We account for income taxes under ASC 740-10. ASC 740-10 requires an asset and liability approach for financial reporting for income taxes. Under ASC 740-10, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The Company and its subsidiaries file a consolidated Federal income tax return and separate state returns in New Jersey, Utah and Florida. The fiscal 2010 and forward years are still open for examination. The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis and there are none.

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

Impairment of Long-Lived Assets

We review the long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that an impairment exists, the carrying value of the asset is adjusted to the fair value. Factors considered in the determination of the fair value include current operating results, trends and the present value of estimated expected future cash flows. No impairment charges were recorded in fiscal year 2014 or 2013.

Derivative Liability

The Company accounts for reset provisions in connection with their issuance of debt, and reset provisions of equity instruments attached to their debt, in accordance with ASC 815. Under ASC 815 the Company is required to (1) evaluate an instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. The derivative liabilities are remeasured at fair value at the end of each reporting period as long as they are outstanding.

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

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

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

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the years ended September 30, 2014 and 2013.

	2014	2013
Liabilities:
Balance of derivative liabilities – beginning of year	$11,767,504	$13,069,663
Change in fair value of derivative liabilities	(11,108,488)	(1,302,159)
Balance of derivative liabilities - end of year	$659,016	$11,767,504

Commencing with the quarter ended March 31, 2014, the Company changed its methodology for measuring the market price of its common stock as it pertains to the Black-Scholes model. The methodology for measuring the market price of its stock was previously based on the last private placement sale of the Company’s securities, due to the thinly-traded nature of the Company’s Common Stock. The Company determined this measurement was no longer sufficient to determine the fair value of the Company’s stock. The Company has not sold securities in a private sale since December 2012. The methodology was changed to a weighted-average of the last sale price on the over-the-counter markets, based on the last twenty trading days. If the Company did not change this method of valuation, it would have recognized a gain of approximately $2,805,000 on the fair value of the derivative liability for the year ended September 30, 2014.

The Company recorded the derivative liability set forth on the balance sheet in connection with the Offering (see Note 8).

Advertising Expense

Advertising costs amounted to $79,355 and $178,226 for the years ended September 30, 2014 and 2013, respectively, and are included in Sales and Marketing. Advertising costs are expensed as incurred.

Stock-Based Compensation

The analysis and computation was performed based on our adoption of ASC 718-10-25, which requires the recognition of the fair value of stock-based compensation.  For the fiscal years ended September 30, 2014 and 2013, we recognized $295,039 and $16,863, respectively, in share-based payments related to the issuance of stock options. We recognized no expense related to the issuance of warrants for the years ended September 30, 2014 and 2013.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

Reclassification

Certain fiscal year ended September 30, 2013 items have been reclassified to conform with the fiscal year ended September 30, 2014 presentation.

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

NOTE 3 – INVENTORY

The components of inventory as of September 30, 2014 and 2013 were as follows:

	2014	2013
Parts, materials and assemblies	$206,821	$508,086
Work in-process	484,223	8,104
Total Inventory	$691,044	$516,190

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30, 2014 and 2013:

	2014	2013

Computer equipment	$47,999	$235,367
Machinery and equipment	235,368	132,582
Furniture and fixtures	141,003	62,803
Leasehold improvements	62,469	62,469
Leased Equipment	70,133	70,133
Buildings	2,598,470	2,598,470
	3,155,442	3,161,824
Less: Accumulated depreciation	(975,921)	(679,189)
	$2,179,521	$2,482,635

NOTE 5 – COSTS IN EXCESS OF BILLINGS/BILLINGS IN EXCESS OF COSTS

Information with respect to uncompleted contracts at September 30, 2014 and 2013 are as follows:

	2014	2013
Costs in excess of billings:
Earnings on billings to date	$-	$2,298,030
Less: Billings	-	(1,917,400)
Total costs in excess of billings	$-	$380,630

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013
Billings in excess of costs:
Earnings on billings to date	$7,583,997	$-
Less: Billings	(11,272,056)	-
Total (billings in excess of costs)	$(3,688,059)	$-

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2014 and 2013 consisted of the following:

	2014	2013

Accounts payable – trade	$1,958,696	$1,598,838
Accrued interest	944,147	137,888
Accrued warranty reserve	-	12,000
Accrued payroll	676,942	332,640
Other accrued expenses	171,815	98,409
Total	$3,751,600	$2,179,775

NOTE 7 – INCOME TAXES

The tax expense (benefit) for the years ended September 30, 2014 and 2013 consisted of the following components:

	2014	2013

Current:
Federal	$-	$-
State	7,199	7,243
	7,199	7,243
Deferred:
Federal	-	-
State	-	-
	-	-
Total	$7,199	$7,243

The income tax benefit for the year does not bear the expected relationship between pretax loss and the Federal corporate income tax rate of 34% because of the direct effect of state and local income taxes.

The reconciliation between the actual and expected federal tax is as follows:

	2014	2013
Federal corporate tax rate of 34% and applicable AMT applied to pretax loss	$-	$-
State and local taxes, net of federal benefit	7,199	7,243
Total tax expense (benefit)	$7,199	$7,243

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

Deferred income taxes consisted of the following at September 30, 2014 and 2013:

	2014	2013

Deferred tax assets	$13,569,000	$10,489,000
Deferred tax liabilities	-	-
Valuation allowance	(13,569,000)	(10,489,000)
Total	$-	$-

As of September 30, 2014, the Company had net operating losses (“NOLs”) of approximately $39,910,000.  These amounts are available to be carried forward to offset future taxable income. The carry forwards begin to expire during the year ended September 30, 2027. The Company has provided a full 100% valuation allowance on the deferred tax assets at September 30, 2014 and 2013 to reduce such deferred income tax assets to zero as it is management’s belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles.  Management will review the valuation allowance required periodically and make adjustments if warranted.

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

NOTE 8 –DEBT

Debt – Current Portion

Effective February 6, 2008, the Company became indebted for an unsecured loan to a third party. As of September 30, 2014, the principal balance of this loan was $80,538.  The loan is not collateralized, bears interest at an annual rate of 10% and is due on demand.  As of September 30, 2014, the balance of the loan including accrued interest was $119,982.

The Company entered into a twenty-four month capital lease secured by equipment with a third party commencing on January 1, 2013. The total principal balance of this lease was $315,000 at an annual rate of 6%. As of September 30, 2014, the principal balance was $9,024 and classified as current on our balance sheet.

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

The Company valued the 2011 Warrants and the beneficial conversion features (“BCF”) of the 2011 Notes, and the resulting derivative liability, at $5,309,941 each for the 2011 Warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt during the first quarter of fiscal 2012. This discount is being amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the 2011 Warrants. The valuation of the 2011 Warrants, BCF, and the resulting derivative liability, were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0%, ii) expected volatility of 52.7%, iii) risk free interest rate of 0.9%, and iv) expected term of 5 years. During the years ended September 30, 2014 and 2013, the Company amortized $2,123,976 and $2,123,977, respectively, of the debt discount.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

As of September 30, 2013, the aggregate fair value of the derivative was $11,537,248. The revaluation of the derivative as of September 30, 2014 resulted in a derivative value of $646,120. The change in fair value of the derivative from September 30, 2013 to September 30, 2014 resulted in a gain on the fair value of the derivative liability of $10,891,128. Substantially all of the increase in the gain on the fair value of the derivative was due to a change in methodology in measuring the market price of the Company’s common stock during the quarter ended March 31, 2014 (see Note 2). The derivative liability was revalued on September 30, 2014 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 35.34% iii) risk free interest rate of 1.78%, iv) expected term of 2.10 years and v) market price of $2.26. If the Company did not change this method of valuation, it would have recognized a gain on the fair value of the derivative liability of approximately $2,750,000 for the year ended September 30, 2014.

In connection with the 2011 Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040. The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $230,256 at September 30, 2013 was revalued at $12,896 at September 30, 2014. The difference in valuation for the year ended September 30, 2014 was $217,360, accounted for as a gain on the fair value of derivative. Substantially all of the increase in the gain on the fair value of the derivative was due to a change in methodology in measuring the market price of the Company’s common stock during the quarter ended March 31, 2014 (see Note 2). The valuation at September 30, 2014 was valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants granted to the debt holders as of September 30, 2014. If the Company did not change this method of valuation, it would have recognized a gain on the fair value of the derivative liability of approximately $55,000 for the year ended September 30, 2014.

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

The Company valued the 2012 Warrants and the BCF at $1,956,517 each for a total of $3,913,034 recorded as a discount to the convertible debt during the third quarter of fiscal 2012. This discount is being amortized over the life of the 2012 Notes or until such time as the 2012 Notes are repaid or converted, or upon exercise of the 2012 Warrants. The valuation of the 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 53.43% iii) risk free interest rate of 0.9% and expected term of 5 years. During each of the years ended September 30, 2014 and 2013, the Company amortized $785,157 of the debt discount.

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

The Company valued the December 2012 Warrants and the BCF at $962,904 each for a total of $1,925,808 recorded as a discount to the convertible debt during the first quarter of fiscal 2013. This discount is being amortized over the life of the December 2012 Notes or until such time as the December 2012 Notes are repaid or converted, or upon exercise of the December 2012 Warrants. The valuation of the December 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.92% iii) risk free interest rate of 0.72% and expected term of 5 years. During the years ended September 30, 2014 and 2013, the Company amortized $385,486 and $290,626, respectively, of the debt discount.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the conversion prices of the 2011 Notes, 2012 Notes and December 2012 Notes were adjusted to $3.95, $4.60 and $4.64, respectively.

June 2013 Loan and Security Agreement

On June 11, 2013, the Company and its wholly-owned subsidiaries Boomerang Sub, Inc., Boomerang USA Corp. and Boomerang MP Holdings Inc. (collectively with the Company, the “Borrowers” and individually, a “Borrower”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) dated as of June 6, 2013 with lenders who became a lender party thereto (together with any party which subsequently becomes a lender party, the “Lenders” and, individually, a “Lender”) and the Agent (as defined in the Loan and Security Agreement). Pursuant to the Loan and Security Agreement, Lenders committed to fund $4,750,000 principal amount of loans to the Borrowers. The Loan and Security Agreement contemplates that the aggregate principal amount of borrowings may be increased to $10,000,000 through commitments from additional Lenders who subsequently become a party to the Loan and Security Agreement.

On July 12, 2013 and August 6, 2013, the Borrowers entered into Amendments No. 1 (the “Amendment”) and No. 2 (the “2nd Amendment”) to the Loan and Security Agreement (collectively “the Amendments”). Pursuant to the Amendments, the additional Lenders committed to fund an additional $3,100,000 principal amount of loans to the Borrowers, bringing aggregate commitments under the Loan and Security Agreement to $7,850,000.

As of September 30, 2013, the Company drew down an aggregate of $3,033,333 under the Loan and Security Agreement. The Company drew down an additional $3,452,207 during the year ended September 30, 2014, bringing the total amount of borrowings under the Loan and Security Agreement to $6,485,540 as of September 30, 2014.

The notes bear interest at the rate of 15% per annum, payable upon maturity. The maturity date of the Notes is May 31, 2016, subject to earlier prepayment upon acceleration of the occurrence of an event of default (as defined in the Loan and Security Agreement); provided further that the Company may prepay the Notes at any time without penalty. The Company accrued $794,713 and $107,370 of interest expense during the years ended September 30, 2014 and 2013, respectively. Total accrued interest related to the Loan and Security Agreement was $902,083 as of September 30, 2014.

Pursuant to the Loan and Security Agreement, the Borrowers assigned, pledged and granted to the Lenders a security interest in substantially all of their respective assets, including their respective intellectual property, accounts receivable, general intangibles, equipment, inventory, all of the proceeds and products of the foregoing and the Company’s equity interests in the other Borrowers.

As partial consideration for providing advances under the Loan and Security Agreement, the Company agreed to issue to each Lender warrants to purchase 20,000 shares of its common stock for each $100,000 advanced. The warrants are exercisable at $5.00 per share, subject to full-ratchet adjustment for issuance below the exercise price, subject to certain exceptions. The warrants expire on June 6, 2018.

Pursuant to draws under the Loan and Security Agreement during the year ended September 30, 2013, the Company issued warrants to purchase an aggregate of 606,680 shares of common stock. The Company valued these warrants at $1,357,139, recorded as a discount to long-term debt. During the years ended September 30, 2014 and 2013, the Company amortized $467,545 and $108,975, respectively, of the debt discount.

Pursuant to draws under the Loan and Security Agreement on October 29, 2013, February 27, 2014, May 19, 2014 and June 24, 2014, the Company issued warrants to purchase an aggregate of 690,493 shares of common stock. The Company valued these warrants at $587,549, recorded as a discount to long-term debt. This discount is being amortized over the life of the notes or until such time as the notes are repaid, or upon exercise of the warrants. The valuation of the warrants was determined using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 35.85-43.36% iii) risk free interest rate of 1.49-1.75% and expected term of 3.95-4.60 years. During the year ended September 30, 2014, the Company amortized $204,753 of the debt discount.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

The following officers, directors and 5% shareholders of the Company participated as Affiliate Lenders:

Name	Commitment	Amount Funded as of September 30, 2014	Aggregate Number of Warrants Issuable	Warrants Issued as of September 30, 2014
The Estate of Gene Mulvihill(1)	$500,000	$413,103	100,000	82,621
Sunset Marathon Partners LLC(2)	$250,000	$206,551	50,000	41,311
MRP Holdings LLC(3)	$200,000	$165,239	40,000	33,047
David Koffman and Burton I. Koffman(4)	$750,000	$619,955	150,000	123,932
Anthony P. Miele III(5)	$25,000	$20,654	5,000	4,132
Alexandria Equities, LLC(6)	$200,000	$165,236	40,000	33,049
Albert Behler(7)	$200,000	$165,236	40,000	33,049

(1)	Gail Mulvihill and Andrew Mulvihill, the co-administrators of the estate, exercise voting and investment power over the shares issuable upon exercise of the Warrants. Gail Mulvihill is a principal stockholder of the Company and mother of Christopher, the Company’s President and a principal stockholder of the Company. Andrew Mulvihill is a brother of Christopher Mulvihill.

(2)

James Mulvihill, a principal stockholder of the Company at the time we entered into the Loan and Security Agreement, has voting and investment power over the shares issuable upon exercise of the Warrants and is a brother of Christopher Mulvihill.

(3)	MRP Holdings LLC is owned by Mark Patterson, the Chief Executive Officer and a director and principal stockholder of the Company.

(4)	Directly and indirectly through entities they control and by members of their families and entities they control, Burton Koffman and David Koffman are principal stockholders of the Company. In addition, David Koffman was appointed as a director of the Company and a member of the Audit Committee in November 2013.

(5)	Anthony P. Miele, III is a director of the Company.

(6)	Alexandria Equities, LLC was a principal stockholder of the Company at the time we entered into the Loan and Security Agreement.

(7)	Albert Behler is a principal stockholder of the Company.

A majority of the principal amount of each series of convertible notes (due 2016, June 2017 and December 2017) consented to the Company’s entering into the Loan and Security Agreement and increasing the secured indebtedness under the Loan and Security Agreement, and acknowledged that the secured indebtedness under the Notes is senior in right of payment and otherwise to the convertible notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	Principal
	As of

	9/30/2014	9/30/2013	Maturity Date	Interest Rate	Secured

Current Debt- Third Party:
Loan Payable- Third Party	$80,538	$80,538	Upon Demand	10%	No
Equipment Note Payable (current portion)	9,024	31,231	1/15/2015	6%	Yes
Total Current Debt- Third Party	$89,562	$111,769

Long-Term Debt – Third Party:
Equipment Note Payable (long-term portion)	$-	$9,024	1/15/2015	6%	Yes
Long-Term Notes – June 2013 Loan Agreement	4,729,866	1,944,047	5/31/2016	15%	Yes
Convertible Notes – 2011 Offering	3,665,763	3,665,763	11/1/2016	6%	No
Convertible Notes – 2011 Offering	1,250,000	1,250,000	11/18/2016	6%	No
Convertible Notes – 2011 Offering	925,000	925,000	12/9/2016	6%	No
Convertible Notes – 2012 Offering	4,065,000	4,065,000	6/14/2017	6%	No
Convertible Notes – Dec 2012 Offering	1,230,000	1,230,000	12/28/2017	6%	No
Discount on Convertible Notes	(10,073,448)	(9,539,225)
Amortization of Discount	5,077,137	2,852,676
Total Long-Term Debt – Third Party	$10,869,318	$6,402,285

Long-Term Debt- Related Party:
Long-Term Notes – June 2013 Loan Agreement	$1,755,674	$1,089,286	5/31/2016	15%	Yes
Convertible Notes – 2011 Offering	5,683,757	5,683,757	11/1/2016	6%	No
Convertible Notes – 2011 Offering	100,000	100,000	11/18/2016	6%	No
Convertible Notes – 2012 Offering	2,135,000	2,135,000	6/14/2017	6%	No
Convertible Notes – Dec 2012 Offering	1,845,000	1,845,000	12/28/2017	6%	No
Discount on Convertible Notes	(8,329,964)	(8,276,639)
Amortization of Discount	4,335,717	2,593,261
Total Long-Term Debt- Related Party	$7,525,184	$5,169,665

Capital lease payable to bank*

	2014	2013

Secured by equipment	$9,024	$40,255
Less: current maturities	(9,024)	(31,231)
Total long-term debt	$-	$9,024

*payable in monthly installments of $3,163 including interest at 6% with the last payment due December 1, 2014

The aggregate maturities of our long-term debt are as follows:

Year ended
September 30, 2016	$6,485,540
September 30, 2017	17,824,520
September 30, 2018	3,075,000
Total	$27,385,060

On October 31, 2014, the expiration date of the Company’s offer to exchange, the Company issued an aggregate of 9,583,384 shares of common stock in exchange for the cancellation of $11,424,520, $6,000,000 and $3,075,000 principal amount 2011 Notes, 2012 Notes and December 2012 Notes, respectively, and 2,892,314, 1,304,372 and 662,723 2011 Warrants, 2012 Warrants and December 2012 Warrants, respectively. See Note 13.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 9 – EQUITY

On March 1, 2013, an amendment to the Company’s Certificate of Incorporation was filed, decreasing our authorized capital stock from 401,000,000 shares to 201,000,000 shares and our authorized common stock from 400,000,000 shares to 200,000,000 shares.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01 per share.  As of September 30, 2014 and 2013, there were no shares of preferred stock issued and outstanding.

Common Stock:

On December 31, 2013, the Company issued an aggregate of 199,987 shares of common stock in lieu of cash payments of $316,069 for interest earned by noteholders for the quarter ended December 31, 2013. These shares of stock were issued at $1.58 per share, pursuant to the terms of the 2011 Notes, 2012 Notes and December 2012 Notes.

On March 31, 2014, the Company issued an aggregate of 141,194 shares of common stock in lieu of cash payments of $309,199 for interest earned by noteholders for the quarter ended March 31, 2014. These shares of stock were issued at $2.19 per share, pursuant to the terms of the 2011 Notes, 2012 Notes and December 2012 Notes.

On June 30, 2014, the Company issued an aggregate of 140,639 shares of common stock in lieu of cash payments of $312,634 for interest earned by noteholders for the quarter ended June 30, 2014. These shares of stock were issued at $2.22 per share, pursuant to the terms of the 2011 Notes, 2012 Notes and December 2012 Notes.

On September 30, 2014, the Company issued an aggregate of 138,943 shares of common stock in lieu of a cash payment of $316,069 for interest earned by noteholders during the quarter ended September 30, 2014. These shares of stock were issued at $2.28 per share, pursuant to the terms of the 2011 Notes, 2012 Notes and December 2012 Notes.

The aggregate common shares issued were 620,763 and 554,894 for the fiscal years ended September 30, 2014 and 2013, respectively.

At September 30, 2014, the Company requires shares of common stock for issuance upon exercise as follows:

Options	1,430,760
Warrants	10,665,522
Convertible Notes	4,953,522
Total Shares	17,049,804

Options:

On February 27, 2014, the Company granted to employees options to purchase 364,250 shares of Common Stock of the Company, under the Company’s 2012 Stock Incentive Plan. The options are exercisable at $1.51 per share and have a term of five years. The options are subject to a vesting schedule, under which one-third of the options will vest on each of February 27, 2015, February 27, 2016, and February 27, 2017. When these options were issued, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used: (i) risk free interest rate of 1.49%, (ii) expected life of 5 years, (iii) dividend rate of 0.00% and (iv) expected volatility of 38.39%. The Company valued these warrants at $199,084 and is allocating this expense over the vesting period. The Company recorded an expense of $38,710 related to these options during the year ended September 30, 2014.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

On February 27, 2014, the Company issued to a consultant options to purchase 303,625 shares of Common Stock of the Company, under the Company’s 2012 Stock Incentive Plan. The options were issued in exchange for approximately $166,000 of services provided to the Company. The options are exercisable at $1.51 per share, have a term of five years and vest immediately. When these options were issued, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model. The assumptions used were similar to those used for the employee option grant on February 27, 2014. The Company valued these options at $165,949 and recorded the expense during the year ended September 30, 2014.

On September 9, 2014, the Company granted to employees options to purchase 94,500 shares of Common Stock of the Company, under the Company’s 2012 Stock Incentive Plan. The options are exercisable at $2.35 per share and have a term of five years. Options to purchase 44,500 are subject to a vesting schedule, under which one-third of the options will vest on each of September 9, 2015, September 9, 2016, and September 9, 2017. Options to purchase 50,000 are subject to a vesting schedule, under which half of the options will vest immediately and half will vest on December 31, 2014. When these options were issued, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used: (i) risk free interest rate of 1.76%, (ii) expected life of 5 years, (iii) dividend rate of 0.00% and (iv) expected volatility of 35.34%. The Company valued these warrants at $75,094 and is allocating this expense over the respective vesting periods. The Company recorded an expense of $10,915 related to these options during the year ended September 30, 2014.

On September 9, 2014, the Company issued to consultants options to purchase 100,000 shares of Common Stock of the Company, under the Company’s 2012 Stock Incentive Plan. The options are exercisable at $2.35 per share, have a term of five years and vest immediately. When these options were issued, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model. The assumptions used were similar to those used for the employee option grant on September 9, 2014. The Company valued these options at $79,465 and recorded the expense during the year ended September 30, 2014.

As of September 30, 2014, there were $224,552 of unrecognized costs related to unvested stock options.

The volatility assumption for the period was based on the weighted average for the most recent year and long term volatility measures of our stock as well as certain of our peers. Although stock-based compensation expense, recognized in the accompanying consolidated statement of operations for the twelve months ended September 30, 2014 and 2013, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  ASC 718-10-25 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Currently the Company has no historical data to use for estimating forfeitures.

The following table summarizes option activity for the years ended September 30, 2014 and 2013:

		Weighted Average
	Options	Exercise Price
Outstanding as of September 30, 2012	641,385	$4.82
Granted	-	-
Exercised	-	-
Forfeitures	(18,000)	18.00
Outstanding as of September 30, 2013	623,385	4.44
Granted	862,375	1.70
Exercised	-	-
Forfeitures	(55,000)	2.00
Outstanding as of September 30, 2014	1,430,760	$2.88

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2014 and 2013:

Period	Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Exercisable Options	Weighted Average Remaining Life in Years Exercisable Options

9/30/2014	$1.51-18.00	1,430,760	4.80	$2.88	997,010	$3.42	4.93

9/30/2013	$2.00-18.00	623,385	5.72	$4.44	623,385	$4.44	5.72

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

Warrants:

Pursuant to the Loan and Security Agreement described in Note 9, on October 29, 2013, February 27, 2014, May 19, 2014 and June 24, 2014, we issued warrants to Lenders to purchase an aggregate of 690,493 shares of Common Stock of the Company. The warrants are exercisable at $5.00 per share, subject to full ratchet adjustment for issuance below the exercise price, subject to certain exceptions. Additionally, the exercise price may not be adjusted below $1.00. Cashless exercise is permitted if the average trading volume of the Company’s Common Stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the Common Stock during such five (5) consecutive trading day period. The warrants expire on June 6, 2018. When these warrants were issued, the fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used: (i) risk free interest rate of 1.49-1.75%, (ii) expected life of 3.95-4.60 years, (iii) dividend rate of 0.00% and (iv) expected volatility of 35.85-43.36%. The Company valued these warrants at $587,549, recorded as a discount to long-term debt. This discount is being amortized over the life of the Loan Agreement or until such time as it is repaid, or upon exercise of the warrants. During the year ended September 30, 2014, the Company amortized $204,753 of the debt discount.

As a result of the issuance of shares of common stock as payment of interest on the 2011 Notes, 2012 Notes and December 2012 Notes, the exercise prices of the 2011 Warrants and related Placement Agent Warrants, 2012 Warrants and related Placement Agent Warrants, and December 2012 Warrants were adjusted to $3.95, $4.60 and $4.64, respectively. Based on ratchet provisions in the above notes, the 2011 Warrants, 2012 Warrants and December 2012 Warrants were convertible into an additional 199,918 shares of common stock as of September 30, 2014.

The following table summarizes warrant activity for the years ended September 30, 2014 and 2013:

		Weighted Average
	Warrants	Exercise Price
Outstanding as of September 30, 2012	8,767,225	$5.92
Granted	1,401,824	4.92
Exercised	-	-
Forfeitures	(77,500)	24.97
Outstanding as of September 30, 2013	10,091,549	4.99
Granted	890,411	4.83
Exercised	-	-
Forfeitures	(316,408)	11.60
Outstanding as of September 30, 2014	10,665,552	$4.69

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2014 and 2013:

Period	Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life in Years Exercisable Warrants	Weighted Average Exercise Price Exercisable Warrants

9/30/2014	$3.95-13.60	10,665,552	2.08	$4.69	10,665,552	2.08	$4.69

9/30/2013	$2.00-14.40	10,091,549	2.90	$4.99	10,091,549	2.90	$4.99

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 10 – RELATED PARTY TRANSACTIONS

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us at 324 West 2450 North, Building B, Logan, Utah. Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President, and is a principal stockholder of our company.  The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities. This is a month-to-month lease at a rate of $21,717 per month, of which $14,717 is classified as deferred rent.  Deferred rental payments totaling $529,830 have been accrued as of September 30, 2014 and classified as due to related party on our balance sheet.

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

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to Zions Bank. The principal amount due was $656,008 as of September 30, 2014, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to the Company. Boomerang, the Estate of Gene Mulvihill and Messrs. Stan Checketts and Burton Koffman (“Koffman”) are the joint and several guarantors of this promissory note.  Gene Mulvihill was the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

The Estate of Gene Mulvihill and Mr. Koffman are the guarantors of a financing lease entered into on September 1, 2007 between Boomerang Utah and a nonaffiliated bank. The lease relates to certain equipment used by Boomerang Utah in its manufacturing operations. The total cost of the equipment was approximately $900,000. The rental was payable in sixty monthly installments of approximately $12,750, through August 31, 2012. At that time, Boomerang Utah had the option to purchase the equipment for approximately $315,000 or refinance it for an additional twenty four months. Boomerang refinanced the rental over twenty four months and has the option to purchase the equipment for $1 at the conclusion of the lease term. The lease commences on January 1, 2013 and ends on December 1, 2014, with twenty four monthly installments of approximately $13,890. In the year ended September 30, 2013, the Company sold part of the equipment on this lease and paid the lease down from $315,000 to $40,255. As of September 30, 2014, the remaining amount on the lease is $9,024.

The Company used the services of Coordinate Services, Inc. for product development.  The owner of Coordinate Services, Inc., is Gene Mulvihill, Jr., the brother of Christopher Mulvihill, our President, and the son of Gail Mulvihill.  The amount of this expense for the year ended September 30, 2014 and 2013 was $0 and $102,711, respectively; which is recorded under research and development expenses.

The Company reimbursed North Jersey Management Services, Inc. for consulting expenses for the services of Joseph Bellantoni, the former Chief Financial Officer of the Company, and Maureen Cowell, the Company’s Corporate Secretary.  Mr. Bellantoni is also the President and Mrs. Cowell is the Vice President of North Jersey Management Services, Inc. Mr. Bellantoni and Ms. Cowell are directors of the Company.  The amount of this expense for the year ended September 30, 2014 and 2013 was $0 and $19,500, respectively; which is recorded under general and administrative expenses.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

The Resort owns and operates seven golf courses, two hotels and a fitness facility and develops real estate in Sussex County NJ, which is comprised of more than 40 additional entities, including the above named entities. Gail Mulvihill owns 50% of each of Builders, Cascades and Route 94 and, indirectly, through these and various other entities, Gail Mulvihill and her family own approximately 50% of the Resort. Except as set forth above, no other officer, director or 5% or greater stockholder of the Company has any equity interest in Builders, Cascades or Route 94.   The Company incurred expenses of approximately $7,000 and $49,000 payable to Cascades for the year ended September 30, 2014 and 2013, respectively. No expenses were incurred for Builders or Route 94 during the year ended September 30, 2014 and 2013.

Certain officers, directors and 5% shareholders of the Company participated as Affiliate Lenders under the June 2013 Loan and Security Agreement and the offer to exchange. See Notes 8 and 13.

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company is a joint and several guarantor on a twenty-year promissory note owing to a non-affiliated bank in the principal amount of $656,008, bearing interest at 3.807% per annum and due August 1, 2027.  The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  The Estate of Gene Mulvihill and Messrs. Checketts and Koffman are the other joint and several guarantors of the promissory note.

In March 2013, we entered into a five year lease on our principal office, which expires in March 2018. The aggregate future minimum annual rental payments on this lease, exclusive of escalation payments for taxes and operating costs, are as follows:

Year ended September 30, 2015	$42,508
September 30, 2016	42,508
September 30, 2017	42,508
September 30, 2018	21,254
Total	$148,778

On March 15, 2013, Crescent Heights R&D, LLC (“Crescent Heights”), filed a complaint against Boomerang in the State of Florida for fraud, breach of contract and specific performance, as well as equitable rescission which alleged an unspecified amount of damages in excess of the purchase price. Boomerang was subsequently granted a motion to remove this matter to federal court. On May 17, 2013, the court entered an order that our motion to compel arbitration and stay proceedings be granted. The parties have agreed to arbitrate the matter in front of the American Arbitration Association. An arbitrator was selected, an arbitration hearing took place in November 2014, and written closing arguments are to be submitted to the arbitrator on December 29, 2014. The arbitrator is expected to decide the matter 30 days after submission of closing arguments. The dispute arises from a contract to provide a rack and rail automated parking system. Crescent Heights’ claims, Boomerang’s defenses and Boomerang’s affirmative claims all arise from the contract. Due to the ongoing arbitration with Crescent Heights, Boomerang has eliminated the warranty reserve associated with this project.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

On June 6, 2013, Boomerang entered into a marketing agreement with BrickellHouse Holding, LLC, whereas BrickellHouse Holding, LLC will allow Boomerang to use its parking system for sales and marketing purposes. Boomerang will pay BrickellHouse Holding, LLC a royalty for each sale of a system equal to 2% of the purchase price of that system, not to exceed an aggregate of $2 million. The agreement shall be in effect until the amount of royalty payments reaches $2 million. As of September 30, 2014, the Company accrued $31,500 of royalty payments under this agreement.

The Company has employment agreements with two of its corporate officers, which provide for base salaries, participation in employment benefit programs including our stock option plans, and severance payments for termination without cause.

NOTE 12 – CONCENTRATION OF RISK

Financial instruments, which potentially expose the Company to concentrations of risk, consist primarily of cash and trade accounts receivable.  At September 30, 2014, our cash balances exceeded federally insured limits by approximately $420,000.  The Company has not experienced any losses to date resulting from this policy.  Certain vendors to the Company also accounted for a large representation of its purchases.  The purchases from four vendors were in excess of 5% of purchases.  At September 30, 2014, receivables from two customers comprised over 90% of our total accounts receivable. To date, these customers have routinely remitted payments on time. The Company routinely assesses the financial strength of its customers, and as a consequence believes the concentration of these credit risks are limited.

NOTE 13 – SUBSEQUENT EVENTS

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred after September 30, 2014, through the date of issuance of the financial statements.

On October 9, 2014, October 16, 2014 and November 18, 2014, the Company drew down an additional $1,364,152 under the Loan Agreement, to bring the total borrowings under the Loan Agreement to $7,850,000. In connection with these draws on the Loan Agreement, the Company issued warrants to purchase approximately 273,000 shares of common stock. Approximately $78,000 related to these draws was received prior to September 30, 2014.

On October 31, 2014, the Company completed an offer to exchange outstanding 2011 Notes, 2012 Notes and December 2012 Notes and 2011 Warrants, 2012 Warrants and December 2012 Warrants issued under three private placements in 2011 and 2012 for the issuance of common stock at the rate of $2.15 per share in exchange for the entire balance (principal and interest) of the notes and warrants issued with the applicable note. The Company exchanged $20.5 million principal amount of the previously outstanding $20.9 million of convertible notes and 4,859,409 warrants for 9,583,384 shares of common stock in the exchange offer. Following the offer to exchange, $200,000 principal amount 2011 Notes and $200,000 principal amount 2012 Notes remain outstanding, at conversion ratios of $3.00 and $3.31 per share, respectively, and 66,667 2011 Warrants and 60,424 2012 Warrants remain outstanding with an exercise price of $3.00 and $3.31, respectively. Immediately prior to exchanging their notes in the offer to exchange, holders of a majority of the principal amount of each of the 2011 Notes, 2012 Notes and December 2012 Notes consented to the Company (i) issuing debt from time to time on terms which may be approved by the Company’s Board of Directors, in an aggregate amount up to $100,000,000, which debt may be secured or unsecured and senior or subordinated to or pari passu with, the Notes, (ii) entering into transactions with its officers, directors, employees and Affiliates on terms approved by a majority of the Company’s independent and disinterested directors from time to time, (iii) declaring and paying dividends and making distributions to its holders of common stock as may be approved by the Company’s Board of Directors from time to time and (iv) purchasing or acquiring shares of the Company’s common stock or other equity securities, including the Eligible Securities, on terms as may be approved by the Company’s Board of Directors from time to time.

On November 17, 2014, the Company granted options to purchase 471,719 shares of common stock at $2.15 to Mark Patterson, CEO, in lieu of $334,386 of cash compensation. The Company granted options to purchase 176,894 shares of common stock at $2.15 to Christopher Mulvihill, President, in lieu of $125,357 of cash compensation. The Company granted options to purchase 25,000 shares of common stock at $2.15 to each of Directors Joseph Bellantoni, Maureen Cowell, Kevin Cassidy, David Koffman and Anthony Miele.

On December 24, 2014, the Borrowers entered into Amendment No. 3 (the “3rd Amendment”) to the Loan and Security Agreement. Pursuant to the 3rd Amendment, the maximum aggregate principal amount of advances that may be permitted to be outstanding at any one time was increased to $15,000,000. In addition, existing lenders and incremental lenders committed to fund an additional $7,075,000 principal amount of loans to the Borrowers, bringing aggregate commitments under the Loan and Security Agreement to $14,925,000.

