Form 10-Q
period 2014-12-31
Boomerang Systems, Inc.
filed 2015-02-17
CIK 314712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  18,231,222 as of February 17, 2015

2

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2014	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$965,956	$958,877
Accounts receivable, net	299,910	862,794
Retainage receivable	451,721	367,706
Inventory	748,770	691,044
Prepaid expenses and other assets	160,186	20,800
Total current assets	2,626,543	2,901,221

Property, plant and equipment, net	2,126,796	2,179,521

Other assets:
Security deposit	20,825	20,825
Total other assets	20,825	20,825

Total assets	$4,774,164	$5,101,567

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$5,032,382	$3,751,600
Due to related party	573,982	529,830
Deposit payable	280,000	155,000
Billings in excesss of costs and estimated earned profits on uncompleted contracts	2,993,132	3,688,059
Estimated loss on uncompleted contract	237,680	337,189
Debt- current portion	80,538	89,562
Total current liabilities	9,197,714	8,551,240

Long term liabilities:
Debt- long term, net of discount	5,187,525	10,869,318
Debt- long term- related party, net of discount	1,821,790	7,525,184
Derivative liability	37,435	659,016
Total long term liabilities	7,046,750	19,053,518

Total liabilities	16,244,464	27,604,758

Stockholders' deficit:
Preferred stock, $0.01 par value; authorized shares 1,000,000; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 200,000,000 18,231,222 and 8,645,023 issued and outstanding	18,231	8,645
Additional paid in capital	85,019,795	61,617,019
Accumulated deficit	(96,508,326)	(84,128,855)
Total stockholders' deficit	(11,470,300)	(22,503,191)

Total liabilities and stockholders' deficit	$4,774,164	$5,101,567

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

(UNAUDITED)

	2014	2013

Revenues:
System sales	$1,688,112	$1,040,628
Total revenues	1,688,112	1,040,628

Cost of goods sold	1,576,634	1,390,553
Gross profit (loss)	111,478	(349,925)

Expenses:
Sales and marketing	160,091	170,306
General and administrative expenses	1,277,858	821,544
Arbitration settlement charge	1,372,887	-
Research and development	14,496	47,797
Depreciation and amortization	63,557	73,249
Total expenses	2,888,889	1,112,896

Loss from operations	(2,777,411)	(1,462,821)

Other income (expenses):
Interest income	126	302
Interest expense	(397,298)	(474,820)
Debt conversion expense	(9,350,726)	-
Amortization of discount on debt	(475,743)	(978,167)
Gain on fair value of derivative	621,581	1,072,946
Total other income (expenses)	(9,602,060)	(379,739)

Loss before provision for income taxes	(12,379,471)	(1,842,560)
Provision for income taxes	-	-

Net loss	$(12,379,471)	$(1,842,560)

Net loss per common share - basic and diluted	$(1.04)	$(0.23)
Weighted average number of shares - basic and diluted	11,874,237	8,026,434

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

(UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,379,471)	$(1,842,560)
Adjustments to reconcile net loss operations to net cash (used in) operating activities:
Depreciation and amortization	63,557	73,249
Debt conversion expense	9,350,726	-
Grant of options for services	725,733	-
Issuance of common stock for interest expense	110,513	316,069
(Gain) on fair value of derivative	(621,581)	(1,072,946)
Amortization of discount on debt	475,743	978,167
Changes in assets and liabilities:
Decrease in accounts receivable	562,884	5,392
(Increase) in retainage receivable	(84,015)	-
Decrease in costs and estimated earned profits in excess of billings on uncompleted contracts	-	380,630
(Increase) in inventory	(57,726)	(1,853,057)
(Increase) in prepaid expenses and other assets	(139,386)	(157,084)
Increase in accounts payable and accrued liabilities	1,280,782	627,322
Increase in due to related party	44,152	44,152
Increase in deposit payable	125,000	230,000
(Decrease)/increase in billings in excess of costs and estimated earned profits on uncompleted contracts	(694,927)	966,396
(Decrease)/increase in estimated loss on uncompleted contract	(99,509)	220,371
NET CASH (USED IN) OPERATING ACTIVITIES	(1,337,525)	(1,083,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10,832)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(10,832)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(9,024)	(7,647)
Proceeds from notes payable and line of credit	1,364,460	1,452,207
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,355,436	1,444,560

INCREASE IN CASH AND CASH EQUIVALENTS	7,079	360,661
CASH AND CASH EQUIVALENTS - beginning of period	958,877	636,940

CASH AND CASH EQUIVALENTS - end of period	$965,956	$997,601

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$5,594	$3,110

Non-cash investing and financing activites:
Issuance of common stock for interest expense	$110,513	$316,069
Debt conversion expense	$9,350,726	$-

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

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

Our fiscal year end is September 30th.  We define fiscal year 2015 as the twelve month period ended September 30, 2015.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014 and filed with the SEC on December 29, 2014. There have been no changes in significant accounting policies since September 30, 2014.

At the present time, we believe our working capital together with the available borrowings under our Loan and Security Agreement (defined below) and the expected cash flow from ongoing projects will be sufficient to support our administrative requirements and existing projects until March 2016. To implement our full business plan, we will require additional funds, and are now seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders. In December 2014, we obtained an additional $7,050,000 of commitments under the Loan and Security Agreement to increase the aggregate amount of commitments from $7,850,000 to $14,900,000. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations and could default on our existing indebtedness. The unaudited, condensed financial statements included in this report do not include any adjustments that may result from this uncertainty.

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete. As of December 31, 2014, we estimated that the gross loss on current contracts would be $3,383,725. This loss is comprised of $3,146,045 recognized through the percentage of completion method and $237,680 as a provision for the remaining loss on contracts.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

Revenues of $1,688,112 and $1,040,628 have been recognized for the three months ended December 31, 2014 and 2013, respectively.

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

Earnings per Common Share

The weighted average number of common shares used to calculate basic and diluted income/(loss) per common share for the three months ended December 31, 2014 and 2013 were 11,874,237 and 8,026,434, respectively.  The Company’s common stock equivalents, of outstanding options, warrants and convertible notes, have not been included as to include them would be anti-dilutive. As of December 31, 2014 and 2013, there were fully vested options outstanding for the purchase of 1,737,459 and 623,385 common shares, warrants for the purchase of 8,262,502 and 10,400,092 common shares, and notes convertible into 127,090 and 4,836,999 common shares, respectively, all of which could potentially dilute future earnings per share.

Stock-Based Compensation

The analysis and computation was performed based on our adoption of ASC 718-10-25, which requires the recognition of the fair value of stock-based compensation.  For the three months ended December 31, 2014 and 2013, we recognized $725,733 and $0, respectively, in share-based payments related to the issuance of stock options. We recognized no expense related to the issuance of warrants during the three months ended December 31, 2014 and 2013.

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

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

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

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the three months and one year ended December 31, 2014 and September 30, 2014, respectively, for all financial assets and liabilities categorized as Level 3.

	December 31, 2014	September 30, 2014
	(Unaudited)
Liabilities:
Balance of derivative liabilities – beginning of period	$659,016	$11,767,504
Change in fair value of derivative liabilities	(621,581)	(11,108,488)
Balance of derivative liabilities – end of period	$37,435	$659,016

The Company incurred the derivative liability set forth on the December 31, 2014 balance sheet in connection with the 2011 Offering (see Note 7).

Research and Development

Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred. Research and Development expense for the three months ended December 31, 2014 and 2013 were $14,496 and $47,797, respectively.

Advertising

Advertising costs are included in Sales and Marketing and expensed as incurred. Advertising costs amounted to $20,377 and $7,385 for the three months ended December 31, 2014 and 2013, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts reflects our best estimate of probable credit losses inherent in our existing accounts receivable balance. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We determine this allowance based on known troubled accounts, history and other currently available evidence. The allowance for doubtful accounts as of December 31, 2014 and September 30, 2014 was $17,500.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

Retainage Receivable

The Company’s contracts for automated parking systems sometimes require a holdback of a percentage of the contract price as retainage. This holdback is recorded on the Company’s balance sheet as “Retainage receivable.” Retainage is a portion of the total price of a project that is held back by the customer until the project reaches certain milestones specified in the contract terms. Retainage percentages typically range from 0% to 10% and are usually collected anywhere from nine to eighteen months from the inception of the project. Retainage receivable at December 31, 2014 and September 30, 2014 was $451,721 and $367,706, respectively.

Inventory

Inventory is stated at the lower of cost or market using the weighted average cost method. Inventory includes materials, parts, assemblies and work in process. The Company records an inventory reserve for the anticipated loss associated with slow moving, obsolete and/or damaged inventory.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the three months ended December 31, 2014 and 2013 was $63,557 and $73,249, respectively.

Warranty Reserves

The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  As revenues for contracts are recognized, the Company will record a warranty reserve for estimated costs in connection with future warranty claims associated with those contracts.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly.  The Company had no warranty reserve as of December 31, 2014 and September 30, 2014.

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

NOTE 3 – INVENTORY

The components of inventory as of December 31, 2014 and September 30, 2014 were as follows:

	December 31, 2014 (Unaudited)	September 30, 2014
Parts, materials and assemblies	$343,635	$206,821
Work in-process	405,135	484,223
Total Inventory	$748,770	$691,044

NOTE 4 - PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2014 and September 30, 2014:

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

	December 31, 2014 (Unaudited)	September 30, 2014

Computer equipment	$47,999	$47,999
Machinery and equipment	246,199	235,367
Furniture and fixtures	141,003	141,003
Leasehold improvements	62,470	62,470
Leased Equipment	70,133	70,133
Buildings	2,598,470	2,598,470
	3,166,274	3,155,442
Less: Accumulated depreciation	(1,039,478)	(975,921)
	$2,126,796	$2,179,521

NOTE 5 – BILLINGS IN EXCESS OF COSTS

Information with respect to uncompleted contracts at December 31, 2014 and September 30, 2014 are as follows:

Billings in excess of costs:	December 31, 2014 (Unaudited)	September 30, 2014
Earnings on billings to date	$9,107,109	$7,583,997
Less: Billings	(12,100,241)	(11,272,056)
Total (billings in excess of costs)	$(2,993,132)	$(3,688,059)

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2014 and September 30, 2014 consisted of the following:

	December 31, 2014 (Unaudited)	September 30, 2014

Accounts payable – trade	$2,158,194	$1,958,696
Accrued interest	1,186,226	944,147
Accrued payroll	229,245	676,942
Accrued arbitration settlement charge	1,372,887	-
Other accrued liabilities	85,830	171,815
Total	$5,032,382	$3,751,600

NOTE 7- DEBT

Current Debt

Effective February 6, 2008, the Company became indebted for an unsecured loan to a third party. As of December 31, 2014, the principal balance of this loan was $80,538.  The loan is not collateralized, bears interest at an annual rate of 10% and is due on demand.  As of December 31, 2014, the balance of the loan including accrued interest was $123,031.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

The Company entered into a twenty-four month capital lease secured by equipment with a third party commencing on January 1, 2013. The total principal balance of this lease was $315,000 at an annual rate of 6%. During the quarter ended December 31, 2014, the principal balance was paid down in full.

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

The Company valued the 2011 Warrants and the beneficial conversion features (“BCF”) of the 2011 Notes, and the resulting derivative liability, at $5,309,941 each for the 2011 Warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt during the first quarter of fiscal 2012. This discount is being amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the 2011 Warrants. The valuation of the 2011 Warrants, BCF, and the resulting derivative liability, were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0%, ii) expected volatility of 52.7%, iii) risk free interest rate of 0.9%, and iv) expected term of 5 years. During the three months ended December 31, 2014, the Company amortized $174,907 of the of debt discount. Following the Exchange Offer on October 31, 2014 (described below), the remaining principal amount of 2011 Notes was $200,000 and the related discount to the convertible debt was $125,452. The Company amortized $6,273 of the remaining debt discount during the three months ended December 31, 2014.

As of September 30, 2014, the aggregate fair value of the derivative was $646,120. The revaluation of the derivative as of December 31, 2014 resulted in a derivative value of $17,331. The change in fair value of the derivative from September 30, 2014 to December 31, 2014 resulted in a gain on the fair value of the derivative liability of $628,789. Substantially all of the increase in the gain on the fair value of the derivative was due to the reduction of the principal amount of the convertible notes as a result of the Exchange Offer. The derivative liability was revalued on December 31, 2014 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 34.83% iii) risk free interest rate of 1.65%, iv) expected term of 1.85 years and v) market price of $2.15.

In connection with the 2011 Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040. The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $12,896 at September 30, 2014 was revalued at $20,104 at December 31, 2014. The difference in valuation for the three months ended December 31, 2014 was $7,208, accounted for as a loss on the fair value of derivative. Substantially all of the increase in the gain on the fair value of the derivative was due to a change in methodology in measuring the market price of the Company’s common stock during the quarter ended March 31, 2014. The valuation at December 31, 2014 was valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants granted to the debt holders as of December 31, 2014.

As a result of the issuance of shares of common stock in the Exchange Offer, the conversion price of the 2011 Notes was adjusted to $3.00.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

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

The Company valued the 2012 Warrants and the BCF at $1,956,517 each for a total of $3,913,034 recorded as a discount to the convertible debt during the third quarter of fiscal 2012. This discount is being amortized over the life of the 2012 Notes or until such time as the 2012 Notes are repaid or converted, or upon exercise of the 2012 Warrants. The valuation of the 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 53.43% iii) risk free interest rate of 0.9% and expected term of 5 years. During the three months ended December 31, 2014, the Company amortized $63,322 of the of debt discount. Following the Exchange Offer on October 31, 2014 (described below), the remaining principal amount of 2012 Notes was $200,000 and the related discount to the convertible debt was $126,424. The Company amortized $6,321 of the remaining debt discount during the three months ended December 31, 2014.

As a result of the issuance of shares of common stock in the Exchange Offer, the conversion price of the 2012 Notes was adjusted to $3.31.

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

The Company valued the December 2012 Warrants and the BCF at $962,904 each for a total of $1,925,808 recorded as a discount to the convertible debt during the first quarter of fiscal 2013. This discount is being amortized over the life of the December 2012 Notes or until such time as the December 2012 Notes are repaid or converted, or upon exercise of the December 2012 Warrants. The valuation of the December 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.92% iii) risk free interest rate of 0.72% and expected term of 5 years. During the three months ended December 31, 2014, the Company amortized $32,124 of the of debt discount. The entire principal amount of the December 2012 Notes, plus accrued and unpaid interest on October 31, 2014, was exchanged as part of the Exchange Offer on October 31, 2014 (described below).

Exchange Offer

On October 31, 2014, the Company completed an offer to exchange outstanding 2011 Notes, 2012 Notes and December 2012 Notes and 2011 Warrants, 2012 Warrants and December 2012 Warrants listed above (the “Exchange Offer”), for the issuance of common stock at the rate of $2.15 per share in exchange for the entire balance (principal and interest) of the notes and warrants issued with the applicable note. The Company exchanged $20.5 million principal amount of the previously outstanding $20.9 million of convertible notes and 4,859,409 warrants for 9,583,384 shares of common stock in the exchange offer. Following the offer to exchange, $200,000 principal amount 2011 Notes and $200,000 principal amount 2012 Notes remain outstanding, at conversion ratios of $3.00 and $3.31 per share, respectively, and 66,667 2011 Warrants and 60,424 2012 Warrants remain outstanding with an exercise price of $3.00 and $3.31, respectively. Immediately prior to exchanging their notes in the Exchange Offer, holders of a majority of the principal amount of each of the 2011 Notes, 2012 Notes and December 2012 Notes consented to the Company (i) issuing debt from time to time on terms which may be approved by the Company’s Board of Directors, in an aggregate amount up to $100,000,000, which debt may be secured or unsecured and senior or subordinated to or pari passu with, the Notes, (ii) entering into transactions with its officers, directors, employees and affiliates on terms approved by a majority of the Company’s independent and disinterested directors from time to time, (iii) declaring and paying dividends and making distributions to its holders of common stock as may be approved by the Company’s Board of Directors from time to time and (iv) purchasing or acquiring shares of the Company’s common stock or other equity securities, including the notes and warrants, on terms as may be approved by the Company’s Board of Directors from time to time.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

The Company accounted for the Exchange Offer as an induced conversion under the criteria established in ASC 470-20-40. In accordance with ASC 470-20-40, the Company recognized an expense equal to the fair value of the shares issued in the Exchange Offer in excess of the fair value of shares issuable at the stated conversion rates of the 2011 Notes, 2012 Notes and December 2012 Notes. This resulted in a debt conversion expense of $9,350,726 for the three months ended December 31, 2014.

June 2013 Loan and Security Agreement

On June 11, 2013, the Company and its wholly-owned subsidiaries Boomerang Sub, Inc., Boomerang USA Corp. and Boomerang MP Holdings Inc. (collectively with the Company, the “Borrowers” and individually, a “Borrower”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) dated as of June 6, 2013 with lenders who became a lender party thereto (together with any party which subsequently becomes a lender party, the “Lenders” and, individually, a “Lender”) and the Agent (as defined in the Loan and Security Agreement). Pursuant to the Loan and Security Agreement, Lenders committed to fund $4,750,000 principal amount of loans to the Borrowers. The Loan and Security Agreement contemplated that the aggregate principal amount of borrowings may be increased to $10,000,000 through commitments from additional Lenders who subsequently become a party to the Loan and Security Agreement.

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

On December 24, 2014, the Borrowers entered into Amendment No. 3 (the “3rd Amendment”). Pursuant to the 3rd Amendment, the maximum aggregate principal amount of borrowings under the Loan and Security Agreement was increased to $15,000,000. Additionally, Lenders and incremental lenders committed to fund an additional $7,050,000 principal amount of loans to the Borrowers, bringing aggregate commitments under the Loan and Security Agreement to $14,900,000.

As of September 30, 2014, the Company drew down an aggregate of $6,485,540 under the Loan and Security Agreement. The Company drew down an additional $1,314,460 during the three months ended December 31, 2014, bringing the total amount of borrowings under the Loan and Security Agreement to $7,850,000 as of December 31, 2014.

The notes bear interest at the rate of 15% per annum, payable upon maturity. The maturity date of the Notes is May 31, 2016, subject to earlier prepayment upon acceleration of the occurrence of an event of default (as defined in the Loan and Security Agreement); provided further that the Company may prepay the Notes at any time without penalty. The Company accrued $281,729 of interest expense during the three months ended December 31, 2014. Total accrued interest related to the Loan and Security Agreement was $1,183,811 as of December 31, 2014.

Pursuant to the Loan and Security Agreement, the Borrowers assigned, pledged and granted to the Lenders a security interest in substantially all of their respective assets, including their respective intellectual property, accounts, receivables, general intangibles, equipment, inventory, all of the proceeds and products of the foregoing and the Company’s equity interests in the other Borrowers.

As partial consideration for providing advances under the Loan and Security Agreement, the Company agreed to issue to each Lender warrants to purchase 20,000 shares of its common stock for each $100,000 advanced. The warrants are exercisable at $5.00 per share, subject to full-ratchet adjustment for issuance below the exercise price, subject to certain exceptions. The warrants expire on June 6, 2018. As a result of the issuance of shares of common stock in the Exchange Offer, the exercise price of the Loan and Security Agreement warrants was adjusted to $2.15 and the number of warrants issuable was adjusted to 46,512 for each $100,000 advanced.

Pursuant to draws under the Loan and Security Agreement during the year ended September 30, 2014, the Company issued warrants to purchase an aggregate of 3,016,674 shares of common stock. The Company valued these warrants at $1,944,688, recorded as a discount to long-term debt. During the three months ended December 31, 2014, the Company amortized $174,118 of the debt discount.

Pursuant to draws under the Loan and Security Agreement during the three months ended December 31, 2014, the Company issued warrants to purchase an aggregate of 634,508 shares of common stock. The Company valued these warrants at $160,793, recorded as a discount to long-term debt. This discount is being amortized over the life of the notes or until such time as the notes are repaid, or upon exercise of the warrants. The valuation of the warrants was determined using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 35.05% iii) risk free interest rate of 1.39-1.63% and expected term of 3.55-3.66 years. During the three months ended December 31, 2014, the Company amortized $18,678 of the debt discount related to these warrants.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

The following officers, directors and 5% shareholders of the Company participated as Lenders in the Loan and Security Agreement:

Name	Commitment	Amount Funded as of December 31, 2014	Aggregate Number of Warrants Issuable	Warrants Issued as of December 31, 2014
The Estate of Gene Mulvihill(1)	$500,000	$500,000	232,561	232,561
Sunset Marathon Partners LLC(2)	$250,000	$250,000	116,281	116,281
MRP Holdings LLC(3)	$400,000	$200,000	116,047	93,027
Burton I. Koffman and David Koffman(4)	$750,000	$750,000	371,969	371,969
Anthony P. Miele III(5)	$25,000	$25,000	11,631	11,631
Alexandria Equities, LLC(6)	$700,000	$200,000	325,582	93,026
Albert Behler(7)	$400,000	$200,000	116,047	93,026
Fox Hunt Wine Collectors, LLC(8)	$1,000,000	$-	465,117	-

(1)	Gail Mulvihill and Andrew Mulvihill, the co-administrators of the estate, exercise voting and investment power over the shares issuable upon exercise of the Warrants. Gail Mulvihill is a principal stockholder of the Company and mother of Christopher, the Company’s President and a principal stockholder of the Company. Andrew Mulvihill is a brother of Christopher Mulvihill.

(2)	James Mulvihill, was a principal stockholder of the Company at the time we entered into the Loan and Security Agreement, has voting and investment power over the shares issuable upon exercise of the Warrants and is a brother of Christopher Mulvihill.

(3)	MRP Holdings LLC is owned by Mark Patterson, the Chairman of the Board of Directors, a principal stockholder and the former Chief Executive Officer of the Company.

(4)	Directly and indirectly through entities they control and by members of their families and entities they control, Burton Koffman and David Koffman are principal stockholders of the Company. In addition, David Koffman is a director of the Company.

(5)	Anthony P. Miele, III is a director of the Company.

(6)	Alexandria Equities, LLC was a principal stockholder of the Company at the time we entered into the Loan and Security Agreement.

(7)	Albert Behler is a principal stockholder of the Company.

(8)	Fox Hunt Wine Collectors, LLC, is managed by Peter Mulvihill, brother of Christopher Mulvihill.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

	Principal
	As of
	12/31/2014	9/30/2014	Maturity Date	Interest Rate	Secured
	(unaudited)
Current Debt- Third Party:
Loan Payable- Third Party	$80,538	$80,538	Upon Demand	10%	No
Equipment Note Payable (current portion)	-	9,024	1/15/2015	6%	Yes
Total Current Debt- Third Party	$80,538	$89,562

Long-Term Debt – Third Party:
Long-Term Notes – June 2013 Loan Agreement	5,725,300	4,729,866	5/31/2016	15%	Yes
Convertible Notes – 2011 Offering	-	3,665,763	11/1/2016	6%	No
Convertible Notes – 2011 Offering	200,000	1,250,000	11/18/2016	6%	No
Convertible Notes – 2011 Offering	-	925,000	12/9/2016	6%	No
Convertible Notes – 2012 Offering	200,000	4,065,000	6/14/2017	6%	No
Convertible Notes – Dec 2012 Offering	-	1,230,000	12/28/2017	6%	No
Discount on Notes	(1,772,209)	(10,073,448)
Amortization of Discount	834,434	5,077,137
Total Long-Term Debt – Third Party	$5,187,525	$10,869,318

Long-Term Debt- Related Party:
Long-Term Notes – June 2013 Loan Agreement	$2,124,700	$1,755,674	5/31/2016	15%	Yes
Convertible Notes – 2011 Offering	-	5,683,757	11/1/2016	6%	No
Convertible Notes – 2011 Offering	-	100,000	11/18/2016	6%	No
Convertible Notes – 2012 Offering	-	2,135,000	6/14/2017	6%	No
Convertible Notes – Dec 2012 Offering	-	1,845,000	12/28/2017	6%	No
Discount on Notes	(585,148)	(8,329,964)
Amortization of Discount	282,238	4,335,717
Total Long-Term Debt- Related Party	$1,821,790	$7,525,184

The aggregate maturities of our long-term debt are as follows:

Twelve months ended
December 31, 2016	$8,050,000
December 31, 2017	200,000
Total	$8,250,000

NOTE 8 – EQUITY

Common Stock:

On October 31, 2014, pursuant to the Exchange Offer described in Note 7, the Company issued an aggregate of 9,583,384 shares of common stock at $2.15 per share, in exchange for outstanding convertible notes and warrants. Included in the Exchange Offer was the issuance of 48,674 shares of common stock in lieu of cash payments of $104,463 for interest earned by noteholders for the quarter ended December 31, 2014. These shares of stock were issued at $1.58 per share, pursuant to the terms of the 2011 Notes, 2012 Notes and December 2012 Notes.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

On December 31, 2014, the Company issued an aggregate of 2,815 shares of common stock in lieu of cash payments of $6,050 for interest earned by noteholders for the quarter ended December 31, 2014. These shares of stock were issued at $1.58 per share, pursuant to the terms of the 2011 Notes, 2012 Notes and December 2012 Notes.

At December 31, 2014, the Company required shares of common stock for issuance upon exercise as follows:

Options	2,229,542
Warrants	8,262,502
Convertible Notes	127,090
Total Shares	10,619,134

Warrants:

As a result of the issuance of shares of common stock in the Exchange Offer, the exercise prices of the remaining outstanding 2011 Warrants and 2012 Warrants were adjusted to $3.00 and $3.31, respectively.

Pursuant to the Loan and Security Agreement described in Note 7, during the quarter ended December 31, 2014, we issued warrants to Lenders to purchase an aggregate of 634,508 shares of Common Stock of the Company (after giving effect to the Exchange Offer). The warrants are exercisable at $2.15 per share (after giving effect to the Exchange Offer), subject to full ratchet adjustment for issuance below the exercise price, subject to certain exceptions. Additionally, the exercise price may not be adjusted below $1.00. Cashless exercise is permitted if the average trading volume of the Company’s Common Stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the Common Stock during such five (5) consecutive trading day period. The warrants expire on June 6, 2018. When these warrants were issued, the fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used: (i) risk free interest rate of 1.39-1.63% and expected term of 3.55-3.66 years, (iii) dividend rate of 0.00% and (iv) expected volatility of 35.05%. The Company valued these warrants at $160,794, recorded as a discount to long-term debt. This discount is being amortized over the life of the Loan and Security Agreement or until such time as the notes are repaid, or upon exercise of the warrants. During the three months ended December 31, 2014, the Company amortized $18,678 of the of debt discount.

Options:

On November 17, 2014, the Company issued options to purchase 471,719 shares of common stock of the Company to Mark Patterson, former Chief Executive Officer, and options to purchase 176,894 shares of common stock of the Company to Christopher Mulvihill, President. The options were issued in exchange for an aggregate of $459,643 of deferred compensation. The options are exercisable at $2.15 per share, have a term of five years and vest immediately. When these options were issued, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used: (i) risk free interest rate of 1.64%, (ii) expected life of 5 years, (iii) dividend rate of 0.00% and (iv) expected volatility of 35.34%. The Company valued these options at $459,643 and recorded the expense during the three months ended December 31, 2014.

On November 17, 2014, the Company issued options to purchase 275,169 shares of common stock of the Company to a consultant. The options were issued in exchange for approximately $195,000 of services provided to the Company. The options are exercisable at $2.15 per share, have a term of five years and vest immediately. When these options were issued, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model. The assumptions used were similar to those used for the option grants to Messrs. Patterson and Mulvihill on November 17, 2014. The Company valued these options at $195,000 and recorded the expense during the three months ended December 31, 2014.

On November 17, 2014, the Company granted options to purchase 25,000 shares of common stock of the Company to each of Directors Joseph Bellantoni, Maureen Cowell, Kevin Cassidy, David Koffman and Anthony Miele. The options are exercisable at $2.15 per share and have a term of five years. The options are subject to a vesting schedule, under which one-third of the options will vest immediately, and one-third of the options will vest on each of November 17, 2015 and November 17, 2016. When these options were issued, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model. The assumptions used were similar to those used for the option grants to Messrs. Patterson and Mulvihill on November 17, 2014. The Company valued these options at $88,582 and is allocating this expense over the vesting period. The Company recorded an expense of $7,382 related to these options during the three months ended December 31, 2014.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

On November 17, 2014, the Company granted options to purchase 20,000 shares of common stock of the Company to the former Chief Operating Officer of the Company. The options are exercisable at $2.15 per share, have a term of five years and vest immediately. When these options were issued, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used: (i) risk free interest rate of 1.49%, (ii) expected life of 5 years, (iii) dividend rate of 0.00% and (iv) expected volatility of 35.05%. The Company valued these options at $14,373 and recorded the expense during the three months ended December 31, 2014.

During the three months ended December 31, 2014, the Company recorded an expense of $49,335 related to options issued in fiscal year 2014 under the Company’s 2012 Stock Incentive Plan.

NOTE 9 - RELATED PARTY TRANSACTIONS

HSK Funding, Inc., Lake Isle Corp., and Venturetek, LP, are beneficial holders of shares of our company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which is the landlord under a lease with us at 324 West 2450 North, Building B, Logan, Utah. Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President, and is a principal stockholder of our company.  The approximately 29,750 square foot leased premises are used for Boomerang’s manufacturing activities. This is a month-to-month lease at a rate of $21,717 per month, of which $14,717 is classified as deferred rent.  Deferred rental payments totaling $573,982 have been accrued as of December 31, 2014 and classified as due to related party on our balance sheet.

Stan Checketts Properties (“SCP”), a company owned by the former chief executive officer of Boomerang’s wholly owned subsidiary, Boomerang Sub, Inc., is the landlord under a lease with us for premises located at 324 West 2450 North, Building B, Logan, Utah.   The approximately 18,000 square foot leased premises are, in addition to Building A, also used for Boomerang’s manufacturing activities.  This is a month-to-month lease at a rate of $13,140 per month.

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to Zions Bank. The principal amount due was $645,611 as of December 31, 2014, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang, the Estate of Gene Mulvihill and Messrs. Stan Checketts and Burton Koffman are the joint and several guarantors of this promissory note.  Gene Mulvihill was the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

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

The Resort owns and operates seven golf courses, two hotels and a fitness facility and develops real estate in Sussex County NJ, which is comprised of more than 40 additional entities, including the above named entities. Gail Mulvihill owns 50% of each of Builders, Cascades and Route 94 and, indirectly, through these and various other entities, Gail Mulvihill and her family own approximately 50% of the Resort. Except as set forth above, no other officer, director or 5% or greater stockholder of the Company has any equity interest in Builders, Cascades or Route 94.  The Company incurred expenses of approximately $1,000 and $44,000 for Cascades for the three months ended December 31, 2014 and 2013, respectively. No expenses were incurred for Route 94 or Builders during the three months ended December 31, 2014 and 2013.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

Certain officers, directors and 5% shareholders of the Company participated as Affiliate Lenders under the June 2013 Loan and Security Agreement. See Note 7.

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Boomerang Utah is a joint and several guarantor on a twenty-year promissory note owing to Zions Bank in the principal amount of $645,611 as of December 31, 2014, bearing interest at 3.807% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  The Estate of Gene Mulvihill and Messrs. Checketts and Burton Koffman, are the other joint and several guarantors of the promissory note.

In March 2013, we entered into a five year lease on our principal office, which expires in March 2018. The aggregate future minimum annual rental payments on this lease, exclusive of escalation payments for taxes and operating costs, are as follows:

Twelve months ended December 31, 2015	$42,508
December 31, 2016	42,508
December 31, 2017	42,508
December 31, 2018	10,627
Total	$138,151

On March 15, 2013, Crescent Heights R&D, LLC (“Crescent Heights”), filed a complaint against Boomerang in the State of Florida for fraud, breach of contract and specific performance, as well as equitable rescission which alleged an unspecified amount of damages in excess of the purchase price. Boomerang was subsequently granted a motion to remove this matter to federal court. On May 17, 2013, the court entered an order that our motion to compel arbitration and stay proceedings be granted. The parties agreed to arbitrate the matter in front of the American Arbitration Association in November 2014. The dispute arises from a contract to provide a rack and rail automated parking system. Crescent Heights’ claims, Boomerang’s defenses and Boomerang’s affirmative claims all arise from the contract. On January 23, 2015, the arbitrator issued an Interim Arbitration Award.  The arbitrator denied Crescent Heights’ claims of fraud in the inducement, equitable rescission based on fraud, and declaratory relief to strike the limitation of liability clause, but found Boomerang in Breach of Contract.  Crescent Heights was awarded damages of $1,197,887, plus reasonable attorneys’ fees and costs.  We expect the Arbitrator to issue a final arbitration award in April 2015, which will include the attorney’s fees and costs payable by Boomerang. Boomerang established a reserve of $1,372,887 for the amount of the award, plus reasonable attorneys’ fees and costs.

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

On June 6, 2013, Boomerang entered into a marketing agreement with BrickellHouse Holding, LLC, whereas BrickellHouse Holding, LLC will allow Boomerang to use its parking system for sales and marketing purposes. Boomerang will pay BrickellHouse Holding, LLC a royalty for each sale of a system equal to 2% of the purchase price of that system, not to exceed an aggregate of $2 million. The agreement shall be in effect until the amount of royalty payments reaches $2 million. As of December 31, 2014, the Company accrued $41,529 of royalty payments under this agreement.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

NOTE 11 – SUBSEQUENT EVENTS

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred after December 31, 2014, through the date of issuance of the financial statements.

Effective as of January 13, 2015 (the “Effective Date”), Boomerang entered into an employment agreement with James Gelly to serve as its chief executive officer and as a director of the Company. Mr. Gelly replaces Mark Patterson, who has resigned as CEO as of the Effective Date. Mr. Patterson will continue to serve as chairman of the Company’s board of directors. Also effective as of the Effective Date, the Company appointed George Gelly as its chief operating officer.

In connection with his appointment as CEO, the Company granted to James Gelly non-plan options to purchase 500,000 shares of common stock of the Company with a five year term, vesting as to one-third of the shares on each of the Effective Date and the first and second anniversaries of the date of the Effective Date, exercisable at an exercise price of $2.15 per share. In connection with his appointment as COO, the Company granted to George Gelly non-plan options to purchase 450,000 shares of common stock of the Company with a five year term, vesting as to one-third of the shares on each of the Effective Date and the first and second anniversaries of the date of the Effective Date, exercisable at an exercise price of $2.15 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the three months ended December 31, 2014 increased by $7,079 to $965,956. As of December 31, 2014, our working capital together with borrowings of approximately $7.05 million available under our Loan and Security Agreement expect to allow us to carry out our business plan until at least March 2016 without securing any additional contracts. To implement our full business plan, we may require additional funds and anticipate raising these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations.

For the three months ended December 31, 2014, we had a net loss of $12,379,471. Included in this net loss were several non-cash expenses that partially offset the use of cash. These non-cash expenses include depreciation of $63,557, amortization of discount on debt of $475,743, issuance of common stock for interest expense of $110,513, expenses from the issuance of stock options of $725,733, and debt conversion expense of $9,350,726. These items were offset by a non-cash gain on the fair value of derivative of $621,581. Cash decreased as we experienced three month increases in prepaid expenses and other assets of $139,386, in retainage receivable of $84,015 and in inventories of $57,726. Cash also decreased as we experienced a decrease in billings in excess of costs of $694,927, and in estimated loss on uncompleted contract of $99,509. Cash increased as we experienced three month decreases in accounts receivable of $562,884, and increases in deposits payable of $125,000, in accounts payable and accrued liabilities of $1,280,782, and in due to related parties of $44,152. After adjusting our net loss for these non-cash items and the net changes in assets and liabilities, net cash used in operations was $1,337,525 for the three months ended December 31, 2014.

Financing activities provided $1,355,436 for the three months ended December 31, 2014. Net cash provided by financing activities consisted of $1,364,460 of borrowings under the Loan Agreement, offset by $9,024 of note repayments.

During the three months ended December 31, 2014, net cash used in investing activities consisted of additional purchases of property, plant and equipment of $10,832.

There were no off-balance sheet arrangements during the three months ended December 31, 2014 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Convertible Notes

As of December 31, 2014, and reflective of the Exchange Offer described below, the Company had $400,000 of indebtedness under convertible promissory notes associated with the November/December 2011 Offering (“2011 Notes”) and June/July 2012 Offering (“2012 Notes” and collectively the “Notes”). The Notes become due between November 2016 and December 2017. As of December 31, 2014, the 2011 Notes and 2012 Notes were convertible into 66,667 shares of common stock at $3.00, and 60,423 shares of common stock at $3.31, respectively. The Notes are subject to a weighted average adjustment for issuances of common stock or common stock equivalents below the conversion price, subject to certain exceptions. The respective conversion price for the 2012 Notes may not be adjusted below $0.25. Interest accrues on the Notes at 6% per annum, payable quarterly at the Company’s option in: (i) cash or (ii) shares of Common Stock.

For so long as the above Notes are outstanding, without the prior written consent of the holders of at least a majority of the aggregate principal amount of each of the Notes, the Company may not:

•	create, incur, assume or suffer to exist, any indebtedness, contingent and otherwise, which should, in accordance with generally accepted accounting principles consistently applied, be classified upon the Company's balance sheet as liabilities and which would be senior or pari passu in right of payment to the notes, except for: (i) secured or unsecured debt issued to a bank or financial institution on commercially reasonable terms, or (ii) any other debt not to exceed $5 million, individually, or in the aggregate, provided herein that the Company may incur up to an aggregate of $100 million of debt under clause (ii) on terms approved by the Company’s board of directors;

•	and may not, unless approved by the Company’s board of directors, permit its subsidiaries to, engage in any transactions with any officer, director, employee or any affiliate of the Company, including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer, director or such employee or, to the knowledge of the Company, any entity in which any officer, director, or any such employee has a substantial interest or is an officer, director, trustee or partner, in each case in excess of $50,000, other than: (i) for payment of reasonable salary for services actually rendered, as approved by the Board of Directors of the Company as fair in all respects to the Company, (ii) reimbursement for expenses incurred on behalf of the Company (iii) transactions and written arrangements in existence on the date of the initial issuance of the notes, and any amendments, modifications, cancellations, terminations, limitations and waivers approved by a majority of the independent disinterested directors of the Company; and

•	and may not, unless approved by the Company’s board of directors, permit any subsidiary to: (i) declare or pay any dividends or make any distributions to any holder(s) of common stock or such subsidiaries (other than dividends and distributions from a subsidiary to the Company) or (ii) purchase or otherwise acquire for value, directly or indirectly, any shares or other equity security of the Company, other than the notes or warrants issued in connection with the notes

Exchange Offer

On October 31, 2014, the Company completed an offer to exchange outstanding 2011 Notes, 2012 Notes and December 2012 Notes and 2011 Warrants, 2012 Warrants and December 2012 Warrants listed above (the “Exchange Offer”), for the issuance of common stock at the rate of $2.15 per share in exchange for the entire balance (principal and interest) of the notes and warrants issued with the applicable note. The Company exchanged $20.5 million principal amount of the previously outstanding $20.9 million of convertible notes and 4,859,409 warrants for 9,583,384 shares of common stock in the exchange offer. Following the offer to exchange, $200,000 principal amount 2011 Notes and $200,000 principal amount 2012 Notes remain outstanding, at conversion ratios of $3.00 and $3.31 per share, respectively, and 66,667 2011 Warrants and 60,424 2012 Warrants remain outstanding with an exercise price of $3.00 and $3.31, respectively. Immediately prior to exchanging their notes in the Exchange Offer, holders of a majority of the principal amount of each of the 2011 Notes, 2012 Notes and December 2012 Notes consented to the Company (i) issuing debt from time to time on terms which may be approved by the Company’s Board of Directors, in an aggregate amount up to $100,000,000, which debt may be secured or unsecured and senior or subordinated to or pari passu with, the Notes, (ii) entering into transactions with its officers, directors, employees and affiliates on terms approved by a majority of the Company’s independent and disinterested directors from time to time, (iii) declaring and paying dividends and making distributions to its holders of common stock as may be approved by the Company’s Board of Directors from time to time and (iv) purchasing or acquiring shares of the Company’s common stock or other equity securities, including the notes and warrants, on terms as may be approved by the Company’s Board of Directors from time to time.

The Company accounted for the Exchange Offer as an induced conversion under the criteria established in ASC 470-20-40. In accordance with ASC 470-20-40, the Company recognized an expense equal to the fair value of the shares issued in the Exchange Offer in excess of the fair value of shares issuable at the stated conversion rates of the 2011 Notes, 2012 Notes and December 2012 Notes. This resulted in a debt conversion expense of $9,350,726 for the three months ended December 31, 2014.

Derivative Liability

The Company has valued the warrants issued in connection with the November/December 2011 Offering, the 2011 Warrants, and the beneficial conversion features (“BCF”) of the 2011 Notes, to their maximum value in proportion to the 2011 Notes and had accounted for them as a discount to the debt. In certain circumstances the convertibility features and the attached Warrants contain reset provisions which adjust the conversion price of the 2011 Notes and the exercise price of the 2011 Warrants should the Company sell additional shares of common stock below the initial conversion price of the 2011 Notes or warrant exercise price as agreed to upon entry into the convertible notes payable. The Company has assessed that the reset provision for the convertibility feature and the warrant exercise price are such that they are not indexed to the Common Stock and is therefore a derivative in accordance with ASC 815-40. As such the derivative was valued on the date of its initiation, with each issuance of convertible debt, and will be re-valued at its fair value at each subsequent interim and annual reporting period.

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

As of September 30, 2014, the aggregate fair value of the derivative was $646,120. The revaluation of the derivative as of December 31, 2014 resulted in a derivative value of $17,331. The change in fair value of the derivative from September 30, 2014 to December 31, 2014 resulted in a gain on the fair value of the derivative liability of $628,789. Substantially all of the increase in the gain on the fair value of the derivative was due to the reduction of the principal amount of the convertible notes as a result of the Exchange Offer. The derivative liability was revalued on December 31, 2014 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 34.83% iii) risk free interest rate of 1.65%, iv) expected term of 1.85 years and v) market price of $2.15.

In connection with the 2011 Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040. The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $12,896 at September 30, 2014 was revalued at $20,104 at December 31, 2014. The difference in valuation for the three months ended December 31, 2014 was $7,208, accounted for as a loss on the fair value of derivative. Substantially all of the increase in the gain on the fair value of the derivative was due to a change in methodology in measuring the market price of the Company’s common stock during the quarter ended March 31, 2014. The valuation at December 31, 2014 was valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants granted to the debt holders as of December 31, 2014.

June 2013 Loan and Security Agreement

On June 11, 2013, the Company and its wholly-owned subsidiaries Boomerang Sub, Inc., Boomerang USA Corp. and Boomerang MP Holdings Inc. (collectively with the Company, the “Borrowers” and individually, a “Borrower”), entered into a Loan and Security Agreement (the “Loan Agreement”) dated as of June 6, 2013 with lenders who became a lender party thereto (together with any party which subsequently becomes a lender party, the “Lenders” and, individually, a “Lender”) and the Agent (as defined in the Loan Agreement). Pursuant to the Loan Agreement, Lenders committed to fund $4,750,000 principal amount of loans to the Borrowers. The Loan Agreement contemplated that the aggregate principal amount of borrowings may be increased to $10,000,000 through commitments from additional Lenders who subsequently become a party to the Loan Agreement.

On July 12, 2013 and August 6, 2013, the Borrowers entered into Amendments No. 1 (the “Amendment”) and No. 2 (the “2nd Amendment”) to the Loan Agreement (collectively “the Amendments”). Pursuant to the Amendments, the additional Lenders committed to fund an additional $3,100,000 principal amount of loans to the Borrowers, bringing aggregate commitments under the Loan Agreement to $7,850,000.

On December 24, 2014, the Borrowers entered into Amendment No. 3 (the “3rd Amendment”). Pursuant to the 3rd Amendment, the maximum aggregate principal amount of borrowings under the Loan and Security Agreement was increased to $15,000,000. Additionally, Lenders and incremental lenders committed to fund an additional $7,050,000 principal amount of loans to the Borrowers, bringing aggregate commitments under the Loan and Security Agreement to $14,900,000.

As of September 30, 2014, the Company drew down an aggregate of $6,485,540 under the Loan and Security Agreement. The Company drew down an additional $1,314,460 during the three months ended December 31, 2014, bringing the total amount of borrowings under the Loan and Security Agreement to $7,850,000 as of December 31, 2014.

The notes bear interest at the rate of 15% per annum, payable upon maturity. The maturity date of the Notes is May 31, 2016, subject to earlier prepayment upon acceleration of the occurrence of an event of default (as defined in the Loan and Security Agreement); provided further that the Company may prepay the Notes at any time without penalty. The Company accrued $281,729 of interest expense during the three months ended December 31, 2014. Total accrued interest related to the Loan and Security Agreement was $1,183,811 as of December 31, 2014.

Pursuant to the Loan and Security Agreement, the Borrowers assigned, pledged and granted to the Lenders a security interest in substantially all of their respective assets, including their respective intellectual property, accounts, receivables, general intangibles, equipment, inventory, all of the proceeds and products of the foregoing and the Company’s equity interests in the other Borrowers.

As partial consideration for providing advances under the Loan and Security Agreement, the Company agreed to issue to each Lender warrants to purchase 20,000 shares of its common stock for each $100,000 advanced. The warrants are exercisable at $5.00 per share, subject to full-ratchet adjustment for issuance below the exercise price, subject to certain exceptions. The warrants expire on June 6, 2018. As a result of the issuance of shares of common stock in the Exchange Offer, the exercise price of the Loan and Security Agreement warrants was adjusted to $2.15 and the number of warrants issuable was adjusted to 46,512 for each $100,000 advanced.

Pursuant to draws under the Loan and Security Agreement during the year ended September 30, 2014, the Company issued warrants to purchase an aggregate of 3,016,674 shares of common stock. The Company valued these warrants at $1,944,688, recorded as a discount to long-term debt. During the three months ended December 31, 2014, the Company amortized $174,118 of the debt discount.

Pursuant to draws under the Loan and Security Agreement during the three months ended December 31, 2014, the Company issued warrants to purchase an aggregate of 634,508 shares of common stock. The Company valued these warrants at $160,793, recorded as a discount to long-term debt. This discount is being amortized over the life of the notes or until such time as the notes are repaid, or upon exercise of the warrants. The valuation of the warrants was determined using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 35.05% iii) risk free interest rate of 1.39-1.63% and expected term of 3.55-3.66 years. During the three months ended December 31, 2014, the Company amortized $18,678 of the debt discount related to these warrants.

The following officers, directors and 5% shareholders of the Company participated as Affiliate Lenders:

Name	Commitment	Amount Funded as of December 31, 2014	Aggregate Number of Warrants Issuable	Warrants Issued as of December 31, 2014

The Estate of Gene Mulvihill(1)	$500,000	$500,000	232,561	232,561
Sunset Marathon Partners LLC(2)	$250,000	$250,000	116,281	116,281
MRP Holdings LLC(3)	$400,000	$200,000	116,047	93,027
Burton I. Koffman and David Koffman(4)	$750,000	$750,000	371,969	371,969
Anthony P. Miele III(5)	$25,000	$25,000	11,631	11,631
Alexandria Equities, LLC(6)	$700,000	$200,000	325,582	93,026
Albert Behler(7)	$400,000	$200,000	116,047	93,026
Fox Hunt Wine Collectors, LLC(8)	$1,000,000	$-	465,117	-

(1)	Gail Mulvihill and Andrew Mulvihill, the co-administrators of the estate, exercise voting and investment power over the shares issuable upon exercise of the Warrants. Gail Mulvihill is a principal stockholder of the Company and mother of Christopher, the Company’s President and a principal stockholder of the Company. Andrew Mulvihill is a brother of Christopher Mulvihill.

(2)	James Mulvihill, was a principal stockholder of the Company at the time we entered into the Loan and Security Agreement, has voting and investment power over the shares issuable upon exercise of the Warrants and is a brother of Christopher Mulvihill.

(3)	MRP Holdings LLC is owned by Mark Patterson, the Chairman of the Board of Directors, a principal stockholder and the former Chief Executive Officer of the Company.

(4)	Directly and indirectly through entities they control and by members of their families and entities they control, Burton Koffman and David Koffman are principal stockholders of the Company. In addition, David Koffman is a director of the Company.

(5)	Anthony P. Miele, III is a director of the Company.

(6)	Alexandria Equities, LLC was a principal stockholder of the Company at the time we entered into the Loan and Security Agreement.

(7)	Albert Behler is a principal stockholder of the Company.

(8)	Fox Hunt Wine Collectors, LLC, is managed by Peter Mulvihill, brother of Christopher Mulvihill.

A majority of the principal amount of each series of convertible notes (due 2016, June 2017 and December 2017) consented to the Company’s entering into the Loan Agreement and increasing the secured indebtedness under the Loan Agreement, and acknowledged that the secured indebtedness under the Notes is senior in right of payment and otherwise to the convertible notes.

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2013.

Revenues were $1,688,112 for the three months ended December 31, 2014, compared with $1,040,628 for the three months ended December 31, 2013.  The increase was attributable to work performed on two RoboticValet projects.

Cost of goods sold were $1,576,634 for the three months ended December 31, 2014, compared with $1,390,553 for the three months ended December 31, 2013. The increase for the three months ended December 31, 2014, was attributable to work performed on two RoboticValet projects. The Company recognized a gross profit of $111,478 and a gross loss of ($349,925) for the quarters ended December 31, 2014 and December 31, 2013, respectively, for an increase of $461,403.

Sales and marketing expenses were $160,091 during the three months ended December 31, 2014, compared with $170,306 during the three months ended December 31, 2013, for a decrease of $10,215. The decrease was due to reduced spending of approximately $23,000 in salary related expense offset by an increase in marketing and tradeshows of approximately $13,000. As of December 31, 2014 and 2013, the Company employed two full-time sales persons. Salespersons’ salaries are recorded under sales and marketing expense.

General and administrative expenses were $1,277,858 during the three months ended December 31, 2014, compared with $821,544 during the three months ended December 31, 2013, for an increase of $456,314. Professional fees increased by approximately $90,000 due to the legal expenses associated with the Crescent Heights arbitration, outside labor increased by $300,000 as the Company increased the use of consultants and stock-based compensation increased by approximately $71,000 during the three months ended December 31, 2014.

Arbitration settlement charges were $1,372,887 during the three months ended December 31, 2014, compared with $0 during the three months ended December 31, 2013. This increase was due to an interim arbitration award related to the litigation with Crescent Heights.

Research and development expenses were $14,496 during the three months ended December 31, 2014, compared with $47,797 during the three months ended December 31, 2013, for a decrease of $33,301. The decrease was due to less research and development projects undertaken during the three months ended December 31, 2014.

Depreciation and amortization expenses were $63,557 during the three months ended December 31, 2014, compared to $73,249 during the three months ended December 31, 2013, for a decrease of $9,692. This decrease was the result of older assets becoming fully depreciated.

Interest expense was $397,298 during the three months ended December 31, 2014, compared with $474,820 during the three months ended December 31, 2013, for a decrease of $77,522. This decrease is due to the elimination of $20.5 million of convertible debt in the Exchange Offer.

In connection with the 2011 Offering, the Company recorded a discount for the BCF and the 2011 Warrants. In addition, the Placement Agent Warrants were deemed not indexed to the Company’s common stock and accordingly the Company recorded a derivative liability. The derivative liability is required to be revalued at each interim and annual reporting date until such time that it is settled. This revaluation resulted in a gain on fair value of derivative of $621,581 during the three months ended December 31, 2014. Substantially all of the increase in the gain on the fair value of the derivative was due to the reduction of the principal amount of the convertible notes as a result of the Exchange Offer. With respect to the 2012 Offering and the December 2012 Offering, the Company recorded a discount for the BCF and the warrants issued in connection with each offering. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. The Company has determined that the 2012 Offering and the December 2012 Offering are indexed to the Company’s common stock and has not recorded a derivative liability. The Company also recorded a discount for the warrants issued in connection with each draw down of the June 2013 Loan Agreement. During the three months ended December 31, 2014 the Company amortized an aggregate of $475,743 of the debt discount for the 2011 Offering, the 2012 Offering, December 2012 Offering and June 2013 Loan Agreement.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the three months ended December 31, 2014, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Accounts receivable and allowance for doubtful accounts – Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We determine this allowance based on known troubled accounts, history and other currently available evidence. The allowance for doubtful accounts as of December 31, 2014 and September 30, 2014 was $17,500.

Property and equipment – Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the three months ended December 31, 2014 and 2013 was $63,557 and $73,249, respectively.

Research and development – Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred. Research and Development expense for the three months ended December 31, 2014 and 2013 were $14,496 and $47,797, respectively.

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of December 31, 2014, it was estimated that the gross loss on current contracts would be $3,383,725. This loss is comprised of $3,146,045 recognized through the percentage of completion method and $237,680 as a provision for the remaining loss on contracts for the three months ended December 31, 2014.  Revenues of $1,688,112 and $1,040,628 have been recognized for the three months ended December 31, 2014 and 2013, respectively.

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

Warranty Reserves - The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  As revenues for contracts are recognized, the Company will record a warranty reserve for estimated costs in connection with future warranty claims associated with those contracts.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly. The Company incurred warranty expenses relating to its completed projects of $0 and $10,157 for the three months ended December, 2014 and 2013, respectively.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934.  These forward-looking statements are largely based on our current expectations and projections about future events and conditions affecting our business, the markets for our products and customer acceptance of our products and conditions in the construction industry.  Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate and intend to operate.  These forward-looking statements may be identified by the use of terms and phrases such as “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, “targets”, “will”, “anticipates”, and similar expressions or variations of these terms and similar phrases.  Comments about our critical need for additional capital and our ability to raise such capital when and as needed and on acceptable terms are forward-looking statements. Additionally, statements concerning future matters such as the costs and expenses we expect to incur, our ability to realize material revenues, delays we may encounter in selling our products and gaining market acceptance for our products, the cost of the further development of our products, and achieving enhancements or improved technologies, achieving material sales levels, marketing expenses, projected cash flows, our intentions regarding raising additional capital and when additional capital may be required, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors on our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as well as those discussed elsewhere in this Form 10-Q.  The cautionary statements should be read as being applicable to all forward-looking statements wherever they appear in this Form 10-Q and they should also be read in conjunction with the consolidated financial statements, including the related footnotes.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Company's principal executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014 in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure due to our inability to record, process, summarize and report within the time periods specified in the SEC’s rules and forms.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 15, 2013, Crescent Heights R&D, LLC (“Crescent Heights”), filed a complaint against Boomerang in the State of Florida for fraud, breach of contract and specific performance, as well as equitable rescission which alleged an unspecified amount of damages in excess of the purchase price. Boomerang was subsequently granted a motion to remove this matter to federal court. On May 17, 2013, the court entered an order that our motion to compel arbitration and stay proceedings be granted. The parties agreed to arbitrate the matter in front of the American Arbitration Association in November 2014. The dispute arises from a contract to provide a rack and rail automated parking system. Crescent Heights’ claims, Boomerang’s defenses and Boomerang’s affirmative claims all arise from the contract. On January 23, 2015, the arbitrator issued an Interim Arbitration Award.  The arbitrator denied Crescent Heights’ claims of fraud in the inducement, equitable rescission based on fraud, and declaratory relief to strike the limitation of liability clause, but found Boomerang in breach of contract.  Crescent Heights was awarded damages of $1,197,887, plus reasonable attorneys’ fees and costs.  We expect the Arbitrator to issue a final arbitration award in April 2015, which will include the attorney’s fees and costs payable by Boomerang. Boomerang established a reserve of $1,372,887 for the amount of the award, plus reasonable attorneys’ fees and costs.

In addition to the above, we may from time to time become involved in litigation relating to claims arising from the ordinary course of business. These claims, even if not meritous, could result in the expenditure of significant financial and managerial resources.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 9, 2014, October 16, 2014 and November 18, 2014, the Company issued warrants to purchase an aggregate of 634,508 shares of common stock in connection with a draw of $1,364,460 under the Loan and Security Agreement.

On October 31, 2014, pursuant to the Exchange Offer, the Company issued an aggregate of 9,583,384 shares of common stock at $2.15 per share, in exchange for outstanding convertible notes and warrants. Included in the Exchange Offer was the issuance of 48,674 shares of common stock in lieu of cash payments of $104,463 for interest earned by noteholders for the quarter ended December 31, 2014. These shares of stock were issued at $1.58 per share, pursuant to the terms of the 2011 Notes, 2012 Notes and December 2012 Notes.

On November 17, 2014, the Company issued options to purchase 471,719 shares of common stock of the Company to Mark Patterson, former Chief Executive Officer, and options to purchase 176,894 shares of common stock of the Company to Christopher Mulvihill, President. The options were issued in exchange for an aggregate of $459,643 of deferred compensation.

On November 17, 2014, the Company issued options to purchase 275,169 shares of common stock of the Company to a consultant. The options were issued in exchange for approximately $195,000 of services provided to the Company.

On November 17, 2014, the Company granted options to purchase 25,000 shares of common stock of the Company to each of Directors Joseph Bellantoni, Maureen Cowell, Kevin Cassidy, David Koffman and Anthony Miele.

On November 17, 2014, the Company granted options to purchase 20,000 shares of common stock of the Company to the former Chief Operating Officer of the Company.

On December 31, 2014, the Company issued an aggregate of 2,815 shares of common stock in lieu of cash payments of $6,050 for interest earned by noteholders for the quarter ended December 31, 2014. These shares of stock were issued at $1.58 per share, pursuant to the terms of the 2011 Notes, 2012 Notes and December 2012 Notes.

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

101 The following materials from Boomerang Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited, Consolidated Statements of Operations for the Three Months Ended December 31, 2014 and 2013, (ii) Unaudited, Consolidated Balance Sheets as of December 31, 2014 and September 30, 2014, (iii) Unaudited, Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2014 and 2013, and (iv) Notes to Unaudited, Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

Dated: February 17, 2015	By:	/s/ James V. Gelly
James V. Gelly
Principal Executive Officer

Dated: February 17, 2015	By:	/s/ Scott Shepherd
Scott Shepherd
Principal Financial Officer
and Principal Accounting Officer

