Form 10-Q
period 2015-03-31
Boomerang Systems, Inc.
filed 2015-05-15
CIK 314712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  18,233,977 as of May 14, 2015

2

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,895,130	$958,877
Accounts receivable, net	237,915	862,794
Retainage receivable	589,889	367,706
Inventory	1,047,813	691,044
Prepaid expenses and other assets	126,010	20,800
Total current assets	3,896,757	2,901,221

Property, plant and equipment, net	2,068,153	2,179,521

Other assets:
Security deposit	43,434	20,825
Total other assets	43,434	20,825

Total assets	$6,008,344	$5,101,567

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$5,554,175	$3,751,600
Due to related party	-	529,830
Deposit payable	305,000	155,000
Billings in excesss of costs and estimated earned profits on uncompleted contracts	3,829,843	3,688,059
Estimated loss on uncompleted contract	111,343	337,189
Debt- current portion	80,538	89,562
Total current liabilities	9,880,899	8,551,240

Long term liabilities:
Debt- long term, net of discount	6,548,211	10,869,318
Debt- long term- related party, net of discount	2,960,246	7,525,184
Derivative liability	120,120	659,016
Total long term liabilities	9,628,577	19,053,518

Total liabilities	19,509,476	27,604,758

Stockholders' deficit:
Preferred stock, $0.01 par value; authorized shares 1,000,000; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 200,000,000 18,233,977 and 8,645,023 issued and outstanding	18,234	8,645
Additional paid in capital	85,782,745	61,617,019
Accumulated deficit	(99,302,111)	(84,128,855)
Total stockholders' deficit	(13,501,132)	(22,503,191)

Total liabilities and stockholders' deficit	$6,008,344	$5,101,567

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014

Revenues:
System sales	$2,350,727	$3,336,863	662,615	$2,296,235
Total revenues	2,350,727	3,336,863	662,615	2,296,235

Cost of goods sold	2,473,353	3,910,907	896,719	2,520,354
Gross (loss)	(122,626)	(574,044)	(234,104)	(224,119)

Expenses:
Sales and marketing	281,501	347,147	121,410	176,841
General and administrative expenses	2,768,547	1,696,842	1,490,689	875,298
Arbitration settlement charge	1,517,810	-	144,923	-
Research and development	14,505	74,125	9	26,328
Depreciation and amortization	117,185	146,666	53,628	73,417
Total expenses	4,699,548	2,264,780	1,810,659	1,151,884

Loss from operations	(4,822,174)	(2,838,824)	(2,044,763)	(1,376,003)

Other income (expenses):
Interest income	-	492	(126)	190
Interest expense	(762,055)	(968,735)	(364,757)	(493,915)
Debt conversion expense	(9,350,726)	-	-	-
Other income	31,344	-	31,344	-
Loss on disposal of property, plant and equipment	(47,056)	-	(47,056)	-
Amortization of discount on debt	(759,551)	(1,973,009)	(283,808)	(994,843)
Gain/(loss) on fair value of derivative	538,896	11,069,403	(82,685)	9,996,457
Total other income (expenses)	(10,349,148)	8,128,151	(747,088)	8,507,889

(Loss)/gain before provision for income taxes	(15,171,322)	5,289,327	(2,791,851)	7,131,886
Provision for income taxes	1,934	5,696	1,934	5,696

Net (loss)/income	$(15,173,256)	$5,283,631	$(2,793,785)	$7,126,190

Net (loss)/income per common share - basic	$(0.91)	$0.65	$(0.15)	$0.87
Weighted average number of shares - basic	16,650,151	8,125,029	18,231,253	8,225,816

Net (loss)/income per common share - diluted	$(0.91)	$0.16	$(0.15)	$0.26
Weighted average number of shares - diluted	16,650,151	12,930,199	18,231,253	13,148,569

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,173,256)	$5,283,631
Adjustments to reconcile net loss operations to
net cash (used in) operating activities:
Depreciation and amortization	117,185	146,666
Debt conversion expense	9,350,726	-
Grant of options for services	858,968	171,479
Issuance of common stock for interest expense	116,431	625,267
Rent concession	65,152	-
(Gain) on fair value of derivative	(538,896)	(11,069,403)
Loss on disposal of property, plant and equipment	47,056	-
Amortization of discount on debt	759,551	1,973,009
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable	624,879	(744,608)
(Increase) in retainage receivable	(222,183)	-
Decrease in costs and estimated earned profits in excess of
billings on uncompleted contracts	-	380,630
(Increase) in inventory	(356,769)	(1,418,753)
(Increase)/decrease in prepaid expenses and other assets	(127,819)	62,098
Increase in accounts payable and accrued liabilities	1,802,574	301,134
Increase in due to related party	44,153	88,305
Increase in deposit payable	150,000	5,000
Increase in billings in excess of costs and estimated earned
profits on uncompleted contracts	141,784	2,094,260
(Decrease)/increase in estimated loss on uncompleted contract	(225,846)	121,618
NET CASH (USED IN) OPERATING ACTIVITIES	(2,566,310)	(1,979,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(55,473)	(6,575)
Proceeds from sale of property, plant and equipment	2,600	-
NET CASH (USED IN) INVESTING ACTIVITIES	(52,873)	(6,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(9,024)	(14,911)
Proceeds from notes payable and line of credit	3,564,460	2,452,207
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,555,436	2,437,296

INCREASE IN CASH AND CASH EQUIVALENTS	936,253	451,054
CASH AND CASH EQUIVALENTS - beginning of period	958,877	636,940

CASH AND CASH EQUIVALENTS - end of period	$1,895,130	$1,087,994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$1,934	$5,594

Non-cash investing and financing activites:
Issuance of common stock for interest expense	$116,431	$625,267
Debt conversion expense	$9,350,726	$-

Capital Contribution:
Issuance of promissory note to related party	$(500,000)	$-
Capital contribution	(73,982)	-
Decrease in due to related party	573,982	-
	$-	$-

Rent concession	$65,152	$-
Capital contribution	(65,152)	-
	$-	$-

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2015

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

The Company

Our company, Boomerang Systems, Inc, is engaged in the business of marketing, designing, engineering, manufacturing, installing and servicing its RoboticValet® automated parking systems (“APS”), with corporate and sales offices in Florham Park, New Jersey, offices in Logan, Utah, and a research, design, engineering, production and testing center in Fort Pierce, Florida.

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

At the present time, we believe our working capital together with the available borrowings under our Loan and Security Agreement (defined below) and the expected cash flow from ongoing projects will be sufficient to support our administrative requirements and existing projects until June, 2016.  To implement our full business plan, we will require additional funds, and are now seeking to raise these funds through public or private debt or equity offerings, including offerings to our existing security holders.  In December 2014, we obtained an additional $7,050,000 of commitments under the Loan and Security Agreement to increase the aggregate amount of commitments from $7,850,000 to $14,900,000.  There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all.  If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations and could default on our existing indebtedness.  The unaudited, condensed financial statements included in this report do not include any adjustments that may result from this uncertainty.

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of March 31, 2015, one of our three ongoing projects was estimated to have a gross loss.  On this project, we estimated that the total gross loss would be $3,558,782.  This loss is comprised of $3,447,439 recognized through the percentage of completion method and $111,343 as a provision for the remaining loss on contract.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2015

Revenues of $2,350,727 and $3,336,863 have been recognized for the six months ended March 31, 2015 and 2014, respectively, and of $662,615 and $2,296,235 for the three months ended March 31, 2015 and 2014, respectively.

The Company also engages in engineering and design contracts. Revenue is recognized on these contracts after the services are delivered to the customer.

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

Earnings per Common Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.  The weighted average number of common shares used to calculate basic income/(loss) per common share for the six months ended March 31, 2015 and 2014 were 16,650,151 and 8,125,029, respectively, and for the three months ended March 31, 2015 and 2014 were 18,231,253 and 8,225,816, respectively.  As of March 31, 2015 and 2014, there were fully vested options outstanding for the purchase of 2,256,125 and 902,010 common shares, warrants for the purchase of 9,225,920 and 10,640,051 common shares, and notes convertible into 127,090 and 4,875,209 common shares, respectively, all of which could potentially dilute future earnings per share.

	Six Months Ended		Three Months Ended
	March 31		March 31
	2015	2014	2015	2014
Basic
Net Income (loss)	$(15,173,256)	$5,283,631	$(2,793,785)	$7,126,190
Weighted average shares outstanding	16,650,151	8,125,029	18,231,253	8,225,816
Earnings (loss) per share of common stock	$(0.91)	$0.65	$(0.15)	$0.87

Assuming Dilution
Income (loss) from continuing operations	$(15,173,256)	$5,283,631	$(2,793,785)	$7,126,190
Convertible note interest	-	625,267	-	316,069
Convertible note discount amortization	-	1,647,310	-	823,655
Change in fair value of convertible note BCF	-	(5,426,404)	-	(4,900,428)
Net Income (loss)	$(15,173,256)	$2,129,804	$(2,793,785)	$3,365,486

Average Shares
Weighted average shares outstanding	16,650,151	8,125,029	18,231,253	8,225,816
Dilutive securities issuable - stock plans	-	42,924	-	85,849
Dilutive securities issuable - convertible notes	-	4,762,246	-	4,836,924
Total weighted average shares outstanding	16,650,151	12,930,199	18,231,253	13,148,589
Earnings (loss) per share of common stock	$(0.91)	$0.16	$(0.15)	$0.26

The diluted earnings (loss) per share calculations exclude the effect of stock options and warrants when the options’ and warrants’ assumed proceeds exceed the average market price of the common shares during the period.  For the six and three months ended March 31, 2014, the weighted average number of stock options excluded from the computations were 257,385 and the weighted average number of warrants excluded from the computations were 10,640,051.  For the six and three months ended March 31, 2015, the Company’s common stock equivalents, of outstanding options, warrants and convertible notes, have not been included as to include them would be anti-dilutive.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2015

Stock-Based Compensation

The analysis and computation was performed based on our adoption of ASC 718-10-25, which requires the recognition of the fair value of stock-based compensation.  For the six months ended March 31, 2015 and 2014, we recognized $858,968 and $171,479, respectively, in share-based payments related to the issuance of stock options and $136,235 and $171,479 for the three months ended March 31, 2015 and 2014, respectively.  We recognized no expense related to the issuance of warrants during the six months or three months ended March 31, 2015 and 2014.

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

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model.  The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the six months and one year ended March 31, 2015 and September 30, 2014, respectively, for all financial assets and liabilities categorized as Level 3.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2015

	March 31, 2015	September 30, 2014
	(Unaudited)
Liabilities:
Balance of derivative liabilities – beginning of period	$659,016	$11,767,504
Change in fair value of derivative liabilities	(538,896)	(11,108,488)
Balance of derivative liabilities – end of period	$120,120	$659,016

The Company incurred the derivative liability set forth on the March 31, 2015 balance sheet in connection with the 2011 Offering (see Note 7).

Research and Development

Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred.  Research and Development expense for the six months ended March 31, 2015 and 2014 were $14,505 and $74,125, respectively, and $9 and $26,328 for the three months ended March 31, 2015 and 2014, respectively.

Advertising

Advertising costs are included in Sales and Marketing and expensed as incurred.  Advertising costs amounted to $20,499 and $23,446 for the six months ended March 31, 2015 and 2014, respectively, and $162 and $16,061 for the three months ended March 31, 2015 and 2014 respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts reflects our best estimate of probable credit losses inherent in our existing accounts receivable balance.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We determine this allowance based on known troubled accounts, history and other currently available evidence.  The allowance for doubtful accounts as of March 31, 2015 and September 30, 2014 was $17,500.

Retainage Receivable

The Company’s contracts for automated parking systems sometimes require a holdback of a percentage of the contract price as retainage. This holdback is recorded on the Company’s balance sheet as “Retainage receivable.” Retainage is a portion of the total price of a project that is held back by the customer until the project reaches certain milestones specified in the contract terms. Retainage percentages typically range from 0% to 10% and are usually collected anywhere from nine to eighteen months from the inception of the project. Retainage receivable at March 31, 2015 and September 30, 2014 was $589,889 and $367,706, respectively.

Inventory

Inventory is stated at the lower of cost or market using the weighted average cost method. Inventory includes materials, parts, assemblies and work in process.  The Company records an inventory reserve for the anticipated loss associated with slow moving, obsolete and/or damaged inventory.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the six months ended March 31, 2015 and 2014 was $117,185 and $146,666, respectively, and $53,628 and $73,417 for the three months ended March 31, 2015 and 2014, respectively.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2015

Warranty Reserves

The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  As revenues for contracts are recognized, the Company will record a warranty reserve for estimated costs in connection with future warranty claims associated with those contracts.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly.  The Company had no warranty reserve as of March 31, 2015 and September 30, 2014.

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

NOTE 3 – INVENTORY

The components of inventory as of March 31, 2015 and September 30, 2014 were as follows:

	March 31, 2015 (Unaudited)	September 30, 2014
Parts, materials and assemblies	$550,531	$206,821
Work in-process	497,282	484,223
Total Inventory	$1,047,813	$691,044

NOTE 4 - PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
	(Unaudited)

Computer equipment	$31,832	$47,999
Machinery and equipment	87,961	235,367
Furniture and fixtures	78,378	141,003
Leasehold improvements	-	62,470
Leased Equipment	-	70,133
Buildings	2,598,470	2,598,470
	2,796,641	3,155,442
Less: Accumulated depreciation	(728,488)	(975,921)
	$2,068,153	$2,179,521

 BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2015

NOTE 5 – BILLINGS IN EXCESS OF COSTS

Information with respect to uncompleted contracts at March 31, 2015 and September 30, 2014 are as follows:

	March 31, 2015	September 30, 2014
Billings in excess of costs:	(Unaudited)
Earnings on billings to date	$9,652,371	$7,583,997
Less: Billings	(13,482,214)	(11,272,056)
Total (billings in excess of costs)	$(3,829,843)	$(3,688,059)

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2015 and September 30, 2014 consisted of the following:

	March 31, 2015	September 30, 2014
	(Unaudited)

Accounts payable – trade	$2,015,537	$1,958,696
Accrued interest	1,544,013	944,147
Accrued payroll	390,957	676,942
Accrued arbitration settlement charge	1,517,810	-
Other accrued liabilities	85,858	171,815
Total	$5,554,175	$3,751,600

NOTE 7- DEBT

Current Debt

Effective February 6, 2008, the Company became indebted for an unsecured loan to a third party.  As of March 31, 2015, the principal balance of this loan was $80,538.  The loan is not collateralized, bears interest at an annual rate of 10% and is due on demand.  As of March 31, 2015, the balance of the loan including accrued interest was $126,090.

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

The Company valued the 2011 Warrants and the beneficial conversion features (“BCF”) of the 2011 Notes, and the resulting derivative liability, at $5,309,941 each for the 2011 Warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt during the first quarter of fiscal 2012.  This discount is being amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the 2011 Warrants. The valuation of the 2011 Warrants, BCF, and the resulting derivative liability, were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0%, ii) expected volatility of 52.7%, iii) risk free interest rate of 0.9%, and iv) expected term of 5 years. During the six months ended March 31, 2015, the Company amortized $174,907 of the of debt discount.  Following the Exchange Offer on October 31, 2014 (described below), the remaining principal amount of 2011 Notes was $200,000 and the related discount to the convertible debt was $125,452.  The Company amortized $12,545 of the remaining debt discount during the six months ended March 31, 2015.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2015

As of September 30, 2014, the aggregate fair value of the derivative was $646,120. The revaluation of the derivative as of March 31, 2015 resulted in a derivative value of $55,612. The change in fair value of the derivative from September 30, 2014 to March 31, 2015 resulted in a gain on the fair value of the derivative liability of $590,508.  Substantially all of the increase in the gain on the fair value of the derivative was due to the reduction of the principal amount of the convertible notes as a result of the Exchange Offer.  The derivative liability was revalued on March 31, 2015 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 32.12% iii) risk free interest rate of 1.37%, iv) expected term of 1.60 years and v) market price of $3.13.

In connection with the 2011 Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock.  The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040.  The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $12,896 at September 30, 2014 was revalued at $64,508 at March 31, 2015.  The difference in valuation for the six months ended March 31, 2014 was $51,612, accounted for as a loss on the fair value of derivative.  Substantially all of the loss on the fair value of the derivative was due to a change in methodology in measuring the market price of the Company’s common stock during the quarter ended March 31, 2014.  The valuation at March 31, 2015 was valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants granted to the debt holders as of March 31, 2015.

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

The Company valued the 2012 Warrants and the BCF at $1,956,517 each for a total of $3,913,034 recorded as a discount to the convertible debt during the third quarter of fiscal 2012.  This discount is being amortized over the life of the 2012 Notes or until such time as the 2012 Notes are repaid or converted, or upon exercise of the 2012 Warrants.  The valuation of the 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 53.43% iii) risk free interest rate of 0.9% and expected term of 5 years.  During the six months ended March 31, 2015, the Company amortized $63,322 of the of debt discount.  Following the Exchange Offer on October 31, 2014 (described below), the remaining principal amount of 2012 Notes was $200,000 and the related discount to the convertible debt was $126,424.  The Company amortized $12,642 of the remaining debt discount during the six months ended March 31, 2015.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2015

The Company valued the December 2012 Warrants and the BCF at $962,904 each for a total of $1,925,808 recorded as a discount to the convertible debt during the first quarter of fiscal 2013.  This discount is being amortized over the life of the December 2012 Notes or until such time as the December 2012 Notes are repaid or converted, or upon exercise of the December 2012 Warrants.  The valuation of the December 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.92% iii) risk free interest rate of 0.72% and expected term of 5 years.  During the six months ended March 31, 2015, the Company amortized $32,124 of the of debt discount.  The entire principal amount of the December 2012 Notes, plus accrued and unpaid interest on October 31, 2014, was exchanged as part of the Exchange Offer on October 31, 2014 (described below).

Exchange Offer

On October 31, 2014, the Company completed an offer to exchange outstanding convertible notes and warrants, for the issuance of common stock at the rate of $2.15 per share in exchange for the entire balance (principal and interest) of the notes and warrants issued with the applicable note.  The Company exchanged $20.5 million principal amount of the previously outstanding $20.9 million of convertible notes and 4,859,409 warrants for 9,583,384 shares of common stock in the exchange offer.  Following the offer to exchange, $200,000 principal amount 2011 Notes and $200,000 principal amount 2012 Notes remain outstanding, at conversion ratios of $3.00 and $3.31 per share, respectively, and 66,667 2011 Warrants and 60,424 2012 Warrants remain outstanding with an exercise price of $3.00 and $3.31, respectively.  Immediately prior to exchanging their notes in the Exchange Offer, holders of a majority of the principal amount of each of the series of notes consented to the Company (i) issuing debt from time to time on terms which may be approved by the Company’s Board of Directors, in an aggregate amount up to $100,000,000, which debt may be secured or unsecured and senior or subordinated to or pari passu with, the Notes, (ii) entering into transactions with its officers, directors, employees and affiliates on terms approved by a majority of the Company’s independent and disinterested directors from time to time, (iii) declaring and paying dividends and making distributions to its holders of common stock as may be approved by the Company’s Board of Directors from time to time and (iv) purchasing or acquiring shares of the Company’s common stock or other equity securities, including the notes and warrants, on terms as may be approved by the Company’s Board of Directors from time to time.

The Company accounted for the Exchange Offer as an induced conversion under the criteria established in ASC 470-20-40.  In accordance with ASC 470-20-40, the Company recognized an expense equal to the fair value of the shares issued in the Exchange Offer in excess of the fair value of shares issuable at the stated conversion rates of the 2011 Notes, 2012 Notes and December 2012 Notes.  This resulted in a debt conversion expense of $9,350,726 for the six months ended March 31, 2015.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2015

As of September 30, 2014, the Company drew down an aggregate of $6,485,540 under the Loan and Security Agreement.  The Company drew down an additional $3,564,460 during the six months ended March 31, 2015, bringing the total amount of borrowings under the Loan and Security Agreement to $10,050,000 as of March 31, 2015.

The notes bear interest at the rate of 15% per annum, payable upon maturity. The maturity date of the Notes is May 31, 2016, subject to earlier prepayment upon acceleration of the occurrence of an event of default (as defined in the Loan and Security Agreement); provided further that the Company may prepay the Notes at any time without penalty.  The Company accrued $639,516 of interest expense during the six months ended March 31, 2015.  Total accrued interest related to the Loan and Security Agreement was $1,541,657 as of March 31, 2015.

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

Pursuant to draws under the Loan and Security Agreement during the year ended September 30, 2014, the Company issued warrants to purchase an aggregate of 3,016,674 shares of common stock.  The Company valued these warrants at $1,944,688, recorded as a discount to long-term debt.  During the six months ended March 31, 2015, the Company amortized $348,236 of the debt discount.

Pursuant to draws under the Loan and Security Agreement during the six months ended March 31, 2015, the Company issued warrants to purchase an aggregate of 1,657,788 shares of common stock.  The Company valued these warrants at $645,461, recorded as a discount to long-term debt.  This discount is being amortized over the life of the notes or until such time as the notes are repaid, or upon exercise of the warrants. The valuation of the warrants was determined using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 32.12-35.05% iii) risk free interest rate of 1.29-1.63% and expected term of 3.39-3.66 years.  During the six months ended March 31, 2015, the Company amortized $115,775 of the debt discount related to these warrants.

The following officers, directors and 5% shareholders of the Company participated as Lenders in the Loan and Security Agreement:

Name	Commitment	Amount Funded as of March 31, 2015	Aggregate Number of Warrants Issuable	Warrants Issued as of March 31, 2015
The Estate of Gene Mulvihill(1)	$500,000	$500,000	232,561	232,561
Sunset Marathon Partners LLC(2)	$250,000	$250,000	116,281	116,281
MRP Holdings LLC(3)	$400,000	$240,000	186,047	116,628
Burton I. Koffman and David Koffman(4)	$750,000	$750,000	348,838	348,838
Anthony P. Miele III(5)	$25,000	$25,000	11,631	11,631
Alexandria Equities, LLC(6)	$700,000	$420,000	325,582	195,349
Albert Behler(7)	$400,000	$240,000	186,047	116,628
Fox Hunt Wine Collectors, LLC(8)	$1,000,000	$600,000	465,117	279,070
James Gelly(9)	$400,000	$240,000	186,047	116,628

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2015

(1)	Gail Mulvihill and Andrew Mulvihill, the co-administrators of the estate, exercise voting and investment power over the shares issuable upon exercise of the Warrants. Gail Mulvihill is a principal stockholder of the Company and mother of Christopher, the Company’s President and a principal stockholder of the Company. Andrew Mulvihill is a brother of Christopher Mulvihill.

(2)	James Mulvihill, was a principal stockholder of the Company at the time we entered into the Loan and Security Agreement, has voting and investment power over the shares issuable upon exercise of the Warrants and is a brother of Christopher Mulvihill.

(3)	MRP Holdings LLC is owned by Mark Patterson, the Chairman of the Board of Directors, a principal stockholder and the former Chief Executive Officer of the Company.

(4)	Directly and indirectly through entities they control and by members of their families and entities they control, Burton Koffman and David Koffman are principal stockholders of the Company. In addition, David Koffman is a director of the Company.

(5)	Anthony P. Miele, III is a director of the Company.

(6)	Alexandria Equities, LLC was a principal stockholder of the Company at the time we entered into the Loan and Security Agreement.

(7)	Albert Behler is a principal stockholder of the Company.

(8)	Fox Hunt Wine Collectors, LLC, is managed by Peter Mulvihill, brother of Christopher Mulvihill.

(9)	James Gelly is the Chief Executive Officer and a director of the Company.

A majority of the principal amount of each series of convertible notes (due 2016, June 2017 and December 2017) consented to the Company’s entering into the Loan Agreement and increasing the secured indebtedness under the Loan Agreement, and acknowledged that the secured indebtedness under the Notes is senior in right of payment and otherwise to the convertible notes.

Long-Term Note – Related Party

In March, 2015, Boomerang and SB&G Properties, LC, restructured the $573,982 due to related party for deferred rent through the issuance of a promissory note in the amount of $500,000. The note accrues interest at a rate of four percent (4%) annually on the outstanding principal with all accrued principal and interest due on or before February 28, 2020. Accordingly, the Company reclassified the debt from a current liability to a non-current liability on its balance sheet for the period ending March 31, 2015.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2015

	Principal
	As of
	3/31/2015	9/30/2014	Maturity Date	Interest Rate	Secured
	(unaudited)
Current Debt- Third Party:
Loan Payable- Third Party	$80,538	$80,538	Upon Demand	10%	No
Equipment Note Payable (current portion)	-	9,024	1/15/2015	6%	Yes
Total Current Debt- Third Party	$80,538	$89,562

Long-Term Debt – Third Party:
Long-Term Notes – June 2013 Loan Agreement	$7,205,300	$4,729,866	5/31/2016	15%	Yes
Convertible Notes – 2011 Offering	-	3,665,763	11/1/2016	6%	No
Convertible Notes – 2011 Offering	200,000	1,250,000	11/18/2016	6%	No
Convertible Notes – 2011 Offering	-	925,000	12/9/2016	6%	No
Convertible Notes – 2012 Offering	200,000	4,065,000	6/14/2017	6%	No
Convertible Notes – Dec 2012 Offering	-	1,230,000	12/28/2017	6%	No
Discount on Notes	(2,098,261)	(10,073,448)
Amortization of Discount	1,041,172	5,077,137
Total Long-Term Debt – Third Party	$6,548,211	$10,869,318

Long-Term Debt- Related Party:
Long-Term Notes – June 2013 Loan Agreement	$2,844,700	$1,755,674	5/31/2016	15%	Yes
Convertible Notes – 2011 Offering	-	5,683,757	11/1/2016	6%	No
Convertible Notes – 2011 Offering	-	100,000	11/18/2016	6%	No
Convertible Notes – 2012 Offering	-	2,135,000	6/14/2017	6%	No
Convertible Notes – Dec 2012 Offering	-	1,845,000	12/28/2017	6%	No
Long-Term Note - Related Party	500,000	-	2/28/2020	4%	No
Discount on Notes	(743,764)	(8,329,964)
Amortization of Discount	359,310	4,335,717
Total Long-Term Debt- Related Party	$2,960,246	$7,525,184

The aggregate maturities of our long-term debt are as follows:

Twelve months ended
March 31, 2017	$10,250,000
March 31, 2018	200,000
March 31, 2019	-
March 31, 2020	500,000
Total	$10,950,000

NOTE 8 – EQUITY

Common Stock:

On October 31, 2014, pursuant to the Exchange Offer described in Note 7, the Company issued an aggregate of 9,583,384 shares of common stock at $2.15 per share, in exchange for outstanding convertible notes and warrants.  Included in the Exchange Offer was the issuance of 48,674 shares of common stock in lieu of cash payments of $104,463 for interest earned by noteholders for the quarter ended December 31, 2014.  These shares of stock were issued at $2.15 per share, pursuant to the terms of the 2011 Notes, 2012 Notes and December 2012 Notes.

On December 31, 2014, the Company issued an aggregate of 2,815 shares of common stock in lieu of cash payments of $6,050 for interest earned by noteholders for the quarter ended December 31, 2014.  These shares of stock were issued at $1.58 per share, pursuant to the terms of the 2011 Notes and 2012 Notes.

On March 31, 2015, the Company issued an aggregate of 2,755 shares of common stock in lieu of cash payments of $5,918 for interest earned by noteholders for the quarter ended March 31, 2015.  These shares of stock were issued at $2.15 per share, pursuant to the terms of the 2011 Notes and 2012 Notes.

At March 31, 2015, the Company required shares of common stock for issuance upon exercise as follows:

Options	3,421,292
Warrants	9,225,920
Convertible Notes	127,090
Total Shares	12,774,302

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2015

Warrants:

As a result of the issuance of shares of common stock in the Exchange Offer, the exercise prices of the remaining outstanding 2011 Warrants and 2012 Warrants were adjusted to $3.00 and $3.31, respectively.

Pursuant to the Loan and Security Agreement described in Note 7, during the six months ended March 31, 2015, we issued warrants to Lenders to purchase an aggregate of 1,657,788 shares of Common Stock of the Company (after giving effect to the Exchange Offer). The warrants are exercisable at $2.15 per share (after giving effect to the Exchange Offer), subject to full ratchet adjustment for issuance below the exercise price, subject to certain exceptions.  Additionally, the exercise price may not be adjusted below $1.00. Cashless exercise is permitted if the average trading volume of the Company’s Common Stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the Common Stock during such five (5) consecutive trading day period. The warrants expire on June 6, 2018.  When these warrants were issued, the fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used: (i) risk free interest rate of 1.29-1.63% and expected term of 3.39-3.66 years, (iii) dividend rate of 0.00% and (iv) expected volatility of 32.12-35.05%.  The Company valued these warrants at $645,461, recorded as a discount to long-term debt.  This discount is being amortized over the life of the Loan and Security Agreement or until such time as the notes are repaid, or upon exercise of the warrants. During the six months ended March 31, 2015, the Company amortized $115,774 of the of debt discount.

Options:

On November 17, 2014, the Company issued options to purchase 471,719 shares of common stock of the Company to Mark Patterson, former Chief Executive Officer, and options to purchase 176,894 shares of common stock of the Company to Christopher Mulvihill, President.  The options were issued in exchange for an aggregate of $459,643 of deferred compensation.  The options are exercisable at $2.15 per share, have a term of five years and vest immediately.  When these options were issued, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model.  The following weighted assumptions were used: (i) risk free interest rate of 1.64%, (ii) expected life of 5 years, (iii) dividend rate of 0.00% and (iv) expected volatility of 35.34%.  The Company valued these options at $459,643 and recorded the expense during the six months ended March 31, 2015.

On November 17, 2014, the Company issued options to purchase 275,169 shares of common stock of the Company to a consultant.  The options were issued in exchange for approximately $195,000 of services provided to the Company.  The options are exercisable at $2.15 per share, have a term of five years and vest immediately.  When these options were issued, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model.  The assumptions used were similar to those used for the option grants to Messrs. Patterson and Mulvihill on November 17, 2014.  The Company valued these options at $195,000 and recorded the expense during the six months ended March 31, 2015.

On November 17, 2014, the Company granted options to purchase 25,000 shares of common stock of the Company to each of Directors Joseph Bellantoni, Maureen Cowell, Kevin Cassidy, David Koffman and Anthony Miele.  The options are exercisable at $2.15 per share and have a term of five years.  The options are subject to a vesting schedule, under which one-third of the options will vest immediately, and one-third of the options will vest on each of November 17, 2015 and November 17, 2016.  When these options were issued, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model.  The assumptions used were similar to those used for the option grants to Messrs. Patterson and Mulvihill on November 17, 2014.  The Company valued these options at $88,582 and is allocating this expense over the vesting period.  The Company recorded an expense of $18,455 related to these options during the six months ended March 31, 2015.

On November 17, 2014, the Company granted options to purchase 20,000 shares of common stock of the Company to the former Chief Operating Officer of the Company.  The options are exercisable at $2.15 per share, have a term of five years and vest immediately.  When these options were issued, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model.  The following weighted assumptions were used: (i) risk free interest rate of 1.49%, (ii) expected life of 5 years, (iii) dividend rate of 0.00% and (iv) expected volatility of 35.05%.  The Company valued these options at $14,373 and recorded the expense during the six months ended March 31, 2015.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2015

On January 13, 2015, the Company granted options to purchase 500,000 shares of common stock of the Company to James Gelly, Chief Executive Officer of the Company, options to purchase 450,000 shares of common stock of the Company to George Gelly, Chief Operating Officer of the Company, and options to purchase 300,000 shares of common stock of the Company to Mark Patterson, Chairman of the Company.  The options are exercisable at $2.15 per share and have a term of five years.  The options are subject to a vesting schedule, under which one-third of the options will vest immediately, and one-third of the options will vest on each of January 13, 2016 and January 13, 2017.  When these options were issued, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model.  The following weighted assumptions were used: (i) risk free interest rate of 1.37%, (ii) expected life of 5 years, (iii) dividend rate of 0.00% and (iv) expected volatility of 32.12%.  The Company valued these options at $820,997 and is allocating this expense over the vesting period.  The Company recorded an expense of $102,625 related to these options during the six months ended March 31, 2015.

During the six months ended March 31, 2015, the Company recorded an expense of $68,872 related to options issued in fiscal year 2014 under the Company’s 2012 Stock Incentive Plan.

NOTE 9 - RELATED PARTY TRANSACTIONS

HSK Funding, Inc. and Lake Isle Corp. are beneficial holders of shares of our company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which was the landlord under a lease with us at 324 West 2450 North, Building B, Logan, Utah until March 31, 2015. Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President, and is a principal stockholder of our company.  The approximately 29,750 square foot leased premises were used for Boomerang’s manufacturing activities. This was a month-to-month lease at a rate of $21,717 per month, of which $14,717 was classified as deferred rent.  Deferred rental payments totaling $573,982 have been accrued as of March 31, 2015. In March, 2015, Boomerang and SB&G Properties, LC, restructured the $573,982 due to related party for deferred rent through the issuance of a promissory note in the amount of $500,000. The note accrues interest at a rate of four percent (4%) annually on the outstanding principal with all accrued principal and interest due on or before February 28, 2020. Accordingly, the Company reclassified the debt from a current liability to a non-current liability on its balance sheet for the period ending March 31, 2015.

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to Zions Bank. The principal amount due was $635,245 as of March 31, 2015, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang, the Estate of Gene Mulvihill and Messrs. Stan Checketts and Burton Koffman are the joint and several guarantors of this promissory note.  Gene Mulvihill was the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2015

The Resort owns and operates seven golf courses, two hotels and a fitness facility and develops real estate in Sussex County NJ, which is comprised of more than 40 additional entities, including the above named entities. Gail Mulvihill owns 50% of each of Builders, Cascades and Route 94 and, indirectly, through these and various other entities, Gail Mulvihill and her family own approximately 50% of the Resort. Except as set forth above, no other officer, director or 5% or greater stockholder of the Company has any equity interest in Builders, Cascades or Route 94.  The Company incurred expenses of approximately $3,200 and $3,800 for Cascades for the six months ended March 31, 2015 and 2014, respectively. No expenses were incurred for Route 94 or Builders during the six months ended March 31, 2015 and 2014.

Certain officers, directors and 5% shareholders of the Company participated as Affiliate Lenders under the June 2013 Loan and Security Agreement.  See Note 7.

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Boomerang Utah is a joint and several guarantor on a twenty-year promissory note owing to Zions Bank in the principal amount of $635,245 as of March 31, 2015, bearing interest at 3.807% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  The Estate of Gene Mulvihill and Messrs. Checketts and Burton Koffman, are the other joint and several guarantors of the promissory note.

In March 2013, we entered into a five year lease on our principal office in New Jersey, which expires in March 2018.  In February 2015, we entered into a three year lease on our office in Utah which expires in February 2018.  In January 2015, we entered into a three year lease on a research, design, production and testing facility in Fort Pierce, Florida, which expires in March 2018.  The aggregate future minimum annual rental payments on these leases, exclusive of escalation payments for taxes and operating costs, are as follows:

Twelve months ended March 31, 2016	$123,458
March 31, 2017	177,408
March 31, 2018	180,408
Total	$481,274

On March 15, 2013, Crescent Heights R&D, LLC (“Crescent Heights”), filed a complaint against Boomerang in the State of Florida for fraud, breach of contract and specific performance, as well as equitable rescission which alleged an unspecified amount of damages in excess of the purchase price. Boomerang was subsequently granted a motion to remove this matter to federal court. On May 17, 2013, the court entered an order that our motion to compel arbitration and stay proceedings be granted. The parties agreed to arbitrate the matter in front of the American Arbitration Association in November 2014. The dispute arose from a contract to provide a rack and rail automated parking system. On April 21, 2015, the arbitrator issued a Final Arbitration Award.  The arbitrator denied Crescent Heights’ claims of fraud in the inducement, equitable rescission based on fraud, and declaratory relief to strike the limitation of liability clause, but found Boomerang in Breach of Contract.  Crescent Heights was awarded damages of $1,197,890, plus attorneys’ fees and costs of $319,920, which Boomerang is required to pay in fiscal year 2015.   Boomerang established a reserve of $1,517,810 for the amount of the award, attorneys’ fees and costs.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2015

On June 6, 2013, Boomerang entered into a marketing agreement with BrickellHouse Holding, LLC, whereas BrickellHouse Holding, LLC will allow Boomerang to use its parking system for sales and marketing purposes.  Boomerang will pay BrickellHouse Holding, LLC a royalty for each sale of a system equal to 2% of the purchase price of that system, not to exceed an aggregate of $2 million.  The agreement shall be in effect until the amount of royalty payments reaches $2 million.  As of March 31, 2015, the Company accrued $41,529 of royalty payments under this agreement.

NOTE 11 – SUBSEQUENT EVENTS

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred after March 31, 2015, through the date of issuance of the financial statements.

On April 1, 2015, the Borrowers entered into Amendment No. 4 (the “4rd Amendment”).  Pursuant to the 4rd Amendment, an incremental lender committed to fund an additional $50,000 principal amount of loans to the Borrowers, bringing aggregate commitments under the Loan and Security Agreement to $14,950,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the six months ended March 31, 2015 increased by $936,253 to $1,895,130. As of March 31, 2015, our working capital together with borrowings of $4.9 million available under our Loan and Security Agreement expect to allow us to carry out our business plan until at least June 2016 without securing any additional contracts. To implement our full business plan, we may require additional funds and anticipate raising these funds through public or private debt or equity offerings, including offerings to our existing security holders. In addition, we may seek to restructure our existing liabilities and debt. There can be no assurance that the capital we require to meet our operating needs will be available to us on favorable terms, or at all. If we are unsuccessful in raising sufficient capital, we may be required to curtail our operations.

For the six months ended March 31, 2015, we had a net loss of $15,173,256. Included in this net loss were several non-cash expenses that partially offset the use of cash. These non-cash expenses include depreciation of $117,185, amortization of discount on debt of $759,551, issuance of common stock for interest expense of $116,431, rent concession of $65,152, expenses from the issuance of stock options of $858,968, loss from the disposal of property, plant and equipment of $47,056 and debt conversion expense of $9,350,726. These items were offset by non-cash gains on the fair value of derivative of $538,896. Cash decreased as we experienced six month increases in prepaid expenses and other assets of $127,819, in retainage receivable of $222,183, and in inventories of $356,769. Cash also decreased as we experienced a decrease in estimated loss on uncompleted contract of $225,846. Cash increased as we experienced six month decreases in accounts receivable of $624,879, and increases in deposits payable of $150,000, in accounts payable and accrued liabilities of $1,802,574, in due to related party of $44,153, and in billings in excess of costs of $141,784. After adjusting our net loss for these non-cash items and the net changes in assets and liabilities, net cash used in operations was $2,566,310 for the six months ended March 31, 2015.

Financing activities provided $3,555,436 for the six months ended March 31, 2015. Net cash provided by financing activities consisted of $3,564,460 of borrowings under the Loan Agreement, offset by $9,024 of note repayments.

During the six months ended March 31, 2015, net cash used in investing activities was $52,873, and consisted of additional purchases of property, plant and equipment of $55,473 offset by proceeds from the sale of property, plant and equipment of $2,600.

There were no off-balance sheet arrangements during the six months ended March 31, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Convertible Notes

As of March 31, 2015, and reflective of the Exchange Offer described below, the Company had $400,000 of indebtedness under convertible promissory notes associated with the November/December 2011 Offering (“2011 Notes”) and June/July 2012 Offering (“2012 Notes” and collectively the “Notes”).  The Notes become due between November 2016 and December 2017.  As of December 31, 2014, the 2011 Notes and 2012 Notes were convertible into 66,667 shares of common stock at $3.00, and 60,423 shares of common stock at $3.31, respectively.  The Notes are subject to a weighted average adjustment for issuances of common stock or common stock equivalents below the conversion price, subject to certain exceptions.  The respective conversion price for the 2012 Notes may not be adjusted below $0.25.  Interest accrues on the Notes at 6% per annum, payable quarterly at the Company’s option in: (i) cash or (ii) shares of Common Stock.

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

Exchange Offer

On October 31, 2014, the Company completed an offer to exchange outstanding convertible notes and warrants, for the issuance of common stock at the rate of $2.15 per share in exchange for the entire balance (principal and interest) of the notes and warrants issued with the applicable note.  The Company exchanged $20.5 million principal amount of the previously outstanding $20.9 million of convertible notes and 4,859,409 warrants for 9,583,384 shares of common stock in the exchange offer.  Following the offer to exchange, $200,000 principal amount 2011 Notes and $200,000 principal amount 2012 Notes remain outstanding, at conversion ratios of $3.00 and $3.31 per share, respectively, and 66,667 2011 Warrants and 60,424 2012 Warrants remain outstanding with an exercise price of $3.00 and $3.31, respectively.  Immediately prior to exchanging their notes in the Exchange Offer, holders of a majority of the principal amount of each of the series of notes consented to the Company (i) issuing debt from time to time on terms which may be approved by the Company’s Board of Directors, in an aggregate amount up to $100,000,000, which debt may be secured or unsecured and senior or subordinated to or pari passu with, the Notes, (ii) entering into transactions with its officers, directors, employees and affiliates on terms approved by a majority of the Company’s independent and disinterested directors from time to time, (iii) declaring and paying dividends and making distributions to its holders of common stock as may be approved by the Company’s Board of Directors from time to time and (iv) purchasing or acquiring shares of the Company’s common stock or other equity securities, including the notes and warrants, on terms as may be approved by the Company’s Board of Directors from time to time.

The Company accounted for the Exchange Offer as an induced conversion under the criteria established in ASC 470-20-40.  In accordance with ASC 470-20-40, the Company recognized an expense equal to the fair value of the shares issued in the Exchange Offer in excess of the fair value of shares issuable at the stated conversion rates of the 2011 Notes, 2012 Notes and December 2012 Notes.  This resulted in a debt conversion expense of $9,350,726 for the six months ended March 31, 2015.

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

As of September 30, 2014, the aggregate fair value of the derivative was $646,120. The revaluation of the derivative as of March 31, 2015 resulted in a derivative value of $55,612. The change in fair value of the derivative from September 30, 2014 to March 31, 2015 resulted in a gain on the fair value of the derivative liability of $590,508.  Substantially all of the increase in the gain on the fair value of the derivative was due to the reduction of the principal amount of the convertible notes as a result of the Exchange Offer.  The derivative liability was revalued on March 31, 2015 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 32.12% iii) risk free interest rate of 1.37%, iv) expected term of 1.60 years and v) market price of $3.13.

In connection with the 2011 Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock.  The Company issued an aggregate of 109,176 Placement Agent Warrants in November and

December 2011 valued at $212,040.  The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $12,896 at September 30, 2014 was revalued at $64,508 at March 31, 2015.  The difference in valuation for the six months ended March 31, 2014 was $51,612, accounted for as a loss on the fair value of derivative.  Substantially all of the loss on the fair value of the derivative was due to a change in methodology in measuring the market price of the Company’s common stock during the quarter ended March 31, 2014.  The valuation at March 31, 2015 was valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants granted to the debt holders as of March 31, 2015.

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

As of September 30, 2014, the Company drew down an aggregate of $6,485,540 under the Loan and Security Agreement.  The Company drew down an additional $3,564,460 during the six months ended March 31, 2015, bringing the total amount of borrowings under the Loan and Security Agreement to $10,050,000 as of March 31, 2015.

The notes bear interest at the rate of 15% per annum, payable upon maturity. The maturity date of the Notes is May 31, 2016, subject to earlier prepayment upon acceleration of the occurrence of an event of default (as defined in the Loan and Security Agreement); provided further that the Company may prepay the Notes at any time without penalty.  The Company accrued $639,516 of interest expense during the six months ended March 31, 2015.  Total accrued interest related to the Loan and Security Agreement was $1,541,657 as of March 31, 2015.

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

Pursuant to draws under the Loan and Security Agreement during the year ended September 30, 2014, the Company issued warrants to purchase an aggregate of 3,016,674 shares of common stock.  The Company valued these warrants at $1,944,688, recorded as a discount to long-term debt.  During the six months ended March 31, 2015, the Company amortized $348,236 of the debt discount.

Pursuant to draws under the Loan and Security Agreement during the six months ended March 31, 2015, the Company issued warrants to purchase an aggregate of 1,657,788 shares of common stock.  The Company valued these warrants at $645,461, recorded as a discount to long-term debt.  This discount is being amortized over the life of the notes or until such time as the notes are repaid, or upon exercise of the warrants. The valuation of the warrants was determined using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 32.12-35.05% iii) risk free interest rate of 1.29-1.63% and expected term of 3.39-3.66 years.  During the six months ended March 31, 2015, the Company amortized $115,774 of the debt discount related to these warrants.

The following officers, directors and 5% shareholders of the Company participated as Lenders in the Loan and Security Agreement:

Name	Commitment	Amount Funded as of March 31, 2015	Aggregate Number of Warrants Issuable	Warrants Issued as of March 31, 2015

The Estate of Gene Mulvihill(1)	$500,000	$500,000	232,561	232,561
Sunset Marathon Partners LLC(2)	$250,000	$250,000	116,281	116,281
MRP Holdings LLC(3)	$400,000	$240,000	186,047	116,628
Burton I. Koffman and David Koffman(4)	$750,000	$750,000	348,838	348,838
Anthony P. Miele III(5)	$25,000	$25,000	11,631	11,631
Alexandria Equities, LLC(6)	$700,000	$420,000	325,582	195,349
Albert Behler(7)	$400,000	$240,000	186,047	116,628
Fox Hunt Wine Collectors, LLC(8)	$1,000,000	$600,000	465,117	279,070
James Gelly(9)	$400,000	$240,000	186,047	116,628

(1)	Gail Mulvihill and Andrew Mulvihill, the co-administrators of the estate, exercise voting and investment power over the shares issuable upon exercise of the Warrants. Gail Mulvihill is a principal stockholder of the Company and mother of Christopher, the Company’s President and a principal stockholder of the Company. Andrew Mulvihill is a brother of Christopher Mulvihill.

(2)	James Mulvihill, was a principal stockholder of the Company at the time we entered into the Loan and Security Agreement, has voting and investment power over the shares issuable upon exercise of the Warrants and is a brother of Christopher Mulvihill.

(3)	MRP Holdings LLC is owned by Mark Patterson, the Chairman of the Board of Directors, a principal stockholder and the former Chief Executive Officer of the Company.

(4)	Directly and indirectly through entities they control and by members of their families and entities they control, Burton Koffman and David Koffman are principal stockholders of the Company. In addition, David Koffman is a director of the Company.

(5)	Anthony P. Miele, III is a director of the Company.

(6)	Alexandria Equities, LLC was a principal stockholder of the Company at the time we entered into the Loan and Security Agreement.

(7)	Albert Behler is a principal stockholder of the Company.

(8)	Fox Hunt Wine Collectors, LLC, is managed by Peter Mulvihill, brother of Christopher Mulvihill.

(9)	James Gelly is the Chief Executive Officer and a director of the Company.

A majority of the principal amount of each series of convertible notes (due 2016, June 2017 and December 2017) consented to the Company’s entering into the Loan Agreement and increasing the secured indebtedness under the Loan Agreement, and acknowledged that the secured indebtedness under the Notes is senior in right of payment and otherwise to the convertible notes.

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE SIX MONTHS ENDED MARCH 31, 2015 COMPARED WITH SIX MONTHS ENDED MARCH 31, 2014.

Revenues were $2,350,727 for the six months ended March 31, 2015, compared with $3,336,863 for the six months ended March 31, 2014.  The decrease was attributable to less work performed on a large-scale RoboticValet project in Miami, FL, which was substantially completed in fiscal year 2014, partially offset by revenues generated from two smaller-scale RoboticValet projects that commenced in fiscal year 2014.

Cost of goods sold were $2,473,353 for the six months ended March 31, 2015, compared with $3,910,907 for the six months ended March 31, 2014. The decrease for the six months ended March 31, 2015, was attributable to less work performed on a large-scale RoboticValet project in Miami, FL, which was substantially completed in fiscal year 2014, partially offset by revenues generated from two smaller-scale RoboticValet projects that commenced in fiscal year 2014..  The Company recognized a gross loss of ($122,626) and a gross loss of ($574,044) for the quarters ended March 31, 2015 and March 31, 2014, respectively, for an increase of $451,418.

Sales and marketing expenses were $281,501 during the six months ended March 31, 2015, compared with $347,147 during the six months ended March 31, 2014, for a decrease of $65,646.  The decrease was due to reduced spending of approximately $63,000 in salary related expense and a decrease in marketing and tradeshows of approximately $3,000. As of March 31, 2015 and 2014, the Company employed two full-time sales persons.  Salespersons’ salaries are recorded under sales and marketing expense.

General and administrative expenses were $2,768,547 during the six months ended March 31, 2015, compared with $1,696,842 during the six months ended March 31, 2014, for an increase of $1,071,705. The relocation of our inventory and production and assembly equipment from Utah to Florida increased freight by approximately $47,000, and facility set up expense by $53,000. Contract Labor increased by approximately $640,000 as the Company increased the use of consultants, travel increased by approximately $70,000 and stock-based compensation increased by approximately $200,000 during the six months ended March 31, 2015.

Arbitration settlement charges were $1,517,810 during the six months ended March 31, 2015, compared with $0 during the six months ended March 31, 2014.  This increase was due to an interim arbitration award related to the litigation with Crescent Heights.

Research and development expenses were $14,505 during the six months ended March 31, 2015, compared with $74,125 during the six months ended March 31, 2014, for a decrease of $59,620.  The decrease was due to less research and development projects undertaken during the six months ended March 31, 2015.

Depreciation and amortization expenses were $117,185 during the six months ended March 31, 2015, compared to $146,666 during the six months ended March 31, 2014, for a decrease of $29,481.  This decrease was the result of older assets becoming fully depreciated.

Interest expense was $762,055 during the six months ended March 31, 2015, compared with $968,735 during the six months ended March 31, 2014, for a decrease of $206,680. This decrease is due to the elimination of $20.5 million of convertible debt in the Exchange Offer in October 2014.

In connection with the 2011 Offering, the Company recorded a discount for the BCF and the 2011 Warrants.  In addition, the Placement Agent Warrants were deemed not indexed to the Company’s common stock and accordingly the Company recorded a derivative liability.  The derivative liability is required to be revalued at each interim and annual reporting date until such time that it is settled. This revaluation resulted in a gain on fair value of derivative of $538,896 during the six months ended March 31, 2015.  Substantially all of the increase in the gain on the fair value of the derivative was due to the reduction of the principal amount of the convertible notes as a result of the Exchange Offer.  With respect to the 2012 Offering and the December 2012 Offering, the Company recorded a discount for the BCF and the warrants issued in connection with each offering.  In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders.  The Company has determined that the 2012 Offering and the December 2012 Offering are indexed to the Company’s common stock and has not recorded a derivative liability.  The Company also recorded a discount for the warrants issued in connection with each draw down of the June 2013 Loan Agreement.  During the six months ended March 31, 2015 the Company amortized an aggregate of $759,551 of the debt discount for the 2011 Offering, the 2012 Offering, December 2012 Offering and June 2013 Loan Agreement.

FISCAL PERIOD FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2014.

Revenues were $662,615 for the three months ended March 31, 2015, compared with $2,296,235 for the three months ended March 31, 2014.  The decrease was attributable to less work performed on a large-scale RoboticValet project in Miami, FL, which was substantially completed in fiscal year 2014, partially offset by revenues generated from two smaller-scale RoboticValet projects that commenced in fiscal year 2014..

Cost of goods sold were $896,719 for the three months ended March 31, 2015, compared with $2,520,354 for the three months ended March 31, 2014. The decrease was attributable to less work performed on a large-scale RoboticValet project in Miami, FL, which was substantially completed in fiscal year 2014, partially offset by revenues generated from two smaller-scale RoboticValet projects that commenced in fiscal year 2014..

Sales and marketing expenses were $121,410 during the three months ended March 31, 2015, compared with $176,841 during the three months ended March 31, 2014, for a decrease of $55,431. The decrease was due to reduced spending of approximately $15,000 on marketing and tradeshows and a reduction of approximately $40,000 in salary related expense.  As of March 31, 2015, the Company employed two full-time sales persons.

General and administrative expenses were $1,490,689 during the three months ended March 31, 2015, compared with $875,298 during the three months ended March 31, 2014, for an increase of $615,391. The relocation of our inventory and production and assembly equipment from Utah to Florida increased freight by approximately $47,000, and facility set up expense by $53,000. Also, travel increased by approximately $40,000, contract labor increased by approximately $330,000 as the Company increased use of consultants, and approximate increases were recognized in stock based compensation of $130,000. This was offset by a decrease in professional fees of $45,000.

Arbitration settlement charges were $144,923 during the three months ended March 31, 2015, compared with $0 during the three months ended March 31, 2014. This increase was due to an interim arbitration award related to the litigation with Crescent Heights.

Research and development expenses were $9 during the three months ended March 31, 2015, compared with $26,328 during the three months ended March 31, 2014, for a decrease of $26,319. The decrease was due to less research and development projects undertaken during the three months ended March 31, 2015.

Depreciation and amortization expenses were $53,628 during the three months ended March 31, 2015, compared to $73,417 during the three months ended March 31, 2013, for a decrease of $19,789. This decrease was the result of result of older assets becoming fully depreciated.

Interest expense was $364,757 during the three months ended March 31, 2015, compared with $493,915 during the three months ended March 31, 2014, for a decrease of $129,158. This decrease is due to the elimination of $20.5 million of convertible debt in the Exchange Offer.

In connection with the 2011 Offering, the Company recorded a discount for the BCF and the 2011 Warrants. In addition, the Placement Agent Warrants were deemed not indexed to the Company’s common stock and accordingly the Company recorded a derivative liability. The derivative liability is required to be revalued at each interim and annual reporting date until such time that it is settled. This revaluation resulted in a loss on fair value of derivative of $82,685 during the three months ended March 31, 2015. With respect to the 2012 Offering and the December 2012 Offering, the Company recorded a discount for the BCF and the warrants issued in connection with each offerings. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. The Company has determined that the 2012 Offering and the December 2012 Offering are indexed to the Company’s common stock and has not recorded a derivative liability. The Company also recorded a discount for the warrants issued in connection with each draw down of the June 2013 Loan Agreement. During the three months ended March 31, 2015, the Company amortized an aggregate of $283,808 of the debt discount for the 2011 Offering, the 2012 Offering, December 2012 Offering and June 2013 Loan Agreement.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the six months ended March 31, 2015, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Accounts receivable and allowance for doubtful accounts – Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We determine this allowance based on known troubled accounts, history and other currently available evidence.  The allowance for doubtful accounts as of March 31, 2015 and September 30, 2014 was $17,500.

Property and equipment – Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the six months ended March 31, 2015 and 2014 was $117,185 and $146,666, respectively.

Research and development – Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred.  Research and Development expense for the six months ended March 31, 2015 and 2014 were $14,505 and $74,125, respectively.

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of March 31, 2015, one of our three ongoing projects was estimated to have a gross loss. On this project, we estimated that the total gross loss would be $3,558,782. This loss is comprised of $3,447,439 recognized through the percentage of completion method and $111,343 as a provision for the remaining loss on contract for the six months ended March 31, 2015.  Revenues of $2,350,727 and $3,336,863 have been recognized for the six months ended March 31, 2015 and 2014, respectively.

The Company also engages in engineering and design contracts. Revenue is recognized on these contracts after the services are delivered to the customer.

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

Warranty Reserves - The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  As revenues for contracts are recognized, the Company will record a warranty reserve for estimated costs in connection with future warranty claims associated with those contracts.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly.  The Company incurred warranty expenses relating to its completed projects of $0 and $4,893 for the six months ended March, 2015 and 2014, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our Company's principal executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015 in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure due to our inability to record, process, summarize and report within the time periods specified in the SEC’s rules and forms.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 15, 2013, Crescent Heights R&D, LLC (“Crescent Heights”), filed a complaint against Boomerang in the State of Florida for fraud, breach of contract and specific performance, as well as equitable rescission which alleged an unspecified amount of damages in excess of the purchase price. Boomerang was subsequently granted a motion to remove this matter to federal court. On May 17, 2013, the court entered an order that our motion to compel arbitration and stay proceedings be granted. The parties agreed to arbitrate the matter in front of the American Arbitration Association in November 2014. The dispute arose from a contract to provide a rack and rail automated parking system. Crescent Heights’ claims, Boomerang’s defenses and Boomerang’s affirmative claims all arose from the contract. On April 21, 2015, the arbitrator issued a Final Arbitration Award.  The arbitrator denied Crescent Heights’ claims of fraud in the inducement, equitable rescission based on fraud, and declaratory relief to strike the limitation of liability clause, but found Boomerang in Breach of Contract.  Crescent Heights was awarded damages of $1,197,890, plus attorneys’ fees and costs of $319,920, which Boomerang is required to pay in fiscal year 2015.   Boomerang established a reserve of $1,517,810 for the amount of the award, attorneys’ fees and costs.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2015, the Company granted options to purchase 500,000 shares of common stock of the Company to James Gelly, Chief Executive Officer, options to purchase 450,000 shares of common stock of the Company to George Gelly, Chief Operating Officer, and options to purchase 300,000 shares of common stock of the Company to Mark Patterson, Chairman.

On October January 16, 2015, January 21, 2015 and January 28, 2015, the Company issued warrants to purchase an aggregate of 1,023,280 shares of common stock in connection with a draw of $2,200,000 under the Loan and Security Agreement.

On March 31, 2015, the Company issued an aggregate of 2,755 shares of common stock in lieu of cash payments of $5,918 for interest earned by noteholders for the quarter ended March 31, 2015.  These shares of stock were issued at $2.15 per share, pursuant to the terms of the 2011 Notes and 2012 Notes.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Promissory Note Agreement between Boomerang Systems, Inc. and SB&G Properties, L.C.

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 (furnished, not filed)

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 1350 (furnished, not filed)

101 The following materials from Boomerang Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited, Consolidated Statements of Operations for the Six and Three Months Ended March 31, 2015 and 2014, (ii) Unaudited, Consolidated Balance Sheets as of March 31, 2015 and September 30, 2014, (iii) Unaudited, Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2015 and 2014, and (iv) Notes to Unaudited, Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

Dated: May 15, 2015	By:	/s/ James V. Gelly
James V. Gelly
Principal Executive Officer

Dated: May 15, 2015	By:	/s/ Scott Shepherd
Scott Shepherd
Principal Financial Officer
and Principal Accounting Officer

