Form 10-Q
period 2015-06-30
Boomerang Systems, Inc.
filed 2015-08-26
CIK 314712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐    Yes      ☐    No

2

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  18,237,308 as of August 24, 2015

3

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2015	2014
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,041,644	$958,877
Accounts receivable, net	704,701	862,794
Retainage receivable	794,354	367,706
Inventory	870,538	691,044
Prepaid expenses and other assets	244,683	20,800
Total current assets	4,655,920	2,901,221

Property, plant and equipment, net	2,018,737	2,179,521

Other assets:
Security deposit	54,184	20,825
Total other assets	54,184	20,825

Total assets	$6,728,841	$5,101,567

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$5,595,059	$3,751,600
Due to related party	-	529,830
Deposit payable	140,000	155,000
Billings in excesss of costs and estimated earned profits on
uncompleted contracts	5,170,762	3,688,059
Estimated loss on uncompleted contract	394,888	337,189
Debt- current	80,538	89,562
Debt- current, net of discount	7,607,103	-
Debt- current- related party, net of discount	2,963,710	-
Total current liabilities	21,952,060	8,551,240

Long term liabilities:
Debt- long term- related party	500,000	-
Debt- long term, net of discount	315,915	10,869,318
Debt- long term- related party, net of discount	-	7,525,184
Derivative liability	6,270	659,016
Total long term liabilities	822,185	19,053,518

Total liabilities	22,774,245	27,604,758

Stockholders' deficit:
Preferred stock, $0.01 par value; authorized shares 1,000,000;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 200,000,000
18,237,308 and 8,645,023 issued and outstanding	18,237	8,645
Additional paid in capital	88,168,568	61,617,019
Accumulated deficit	(104,232,209)	(84,128,855)
Total stockholders' deficit	(16,045,404)	(22,503,191)

Total liabilities and stockholders' deficit	$6,728,841	$5,101,567

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014

Revenues:
System sales	$3,279,450	$4,838,820	$928,723	$1,501,957
Total revenues	3,279,450	4,838,820	928,723	1,501,957

Cost of goods sold	5,294,737	6,653,633	2,821,384	2,742,726
Gross (loss)	(2,015,287)	(1,814,813)	(1,892,661)	(1,240,769)

Expenses:
Sales and marketing	393,313	531,719	111,812	184,572
General and administrative expenses	4,665,090	2,683,412	1,896,543	986,569
Arbitration settlement charge	1,517,810	-	-	-
Research and development	19,138	84,234	4,633	10,109
Depreciation and amortization	169,317	219,454	52,132	72,788
Total expenses	6,764,668	3,518,819	2,065,120	1,254,038

Loss from operations	(8,779,955)	(5,333,632)	(3,957,781)	(2,494,807)

Other income (expenses):
Interest income	-	1,032	-	539
Interest expense	(1,237,244)	(1,505,619)	(475,189)	(536,884)
Debt conversion expense	(9,350,726)	-	-	-
Other income	35,920	25	4,576	25
Loss on disposal of property, plant and equipment	(47,080)	(7,789)	(24)	(7,789)
Amortization of discount on debt	(1,375,081)	(2,969,145)	(615,530)	(996,136)
Gain/(loss) on fair value of derivative	652,746	11,058,653	113,850	(10,750)
Total other income (expenses)	(11,321,465)	6,577,157	(972,317)	(1,550,995)

(Loss)/gain before provision for income taxes	(20,101,420)	1,243,525	(4,930,098)	(4,045,802)
Provision for income taxes	1,934	7,199	-	1,503

Net (loss)/income	$(20,103,354)	$1,236,326	$(4,930,098)	$(4,047,305)

Net (loss)/income per common share - basic	$(1.17)	$0.15	$(0.27)	$(0.48)
Weighted average number of shares - basic	17,178,105	8,205,682	18,234,014	8,366,986

Net (loss)/income per common share - diluted	$(1.17)	$(0.06)	$(0.27)	$(0.48)
Weighted average number of shares - diluted	17,178,105	13,034,906	18,234,014	8,366,986

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,103,354)	$1,236,326
Adjustments to reconcile net loss operations to net cash (used in) operating activities:
Depreciation and amortization	169,317	219,454
Debt conversion expense	9,350,726	-
Grant of options for services	1,201,552	188,069
Issuance of common stock for interest expense	122,414	937,901
Rent concession	65,152	-
(Gain) on fair value of derivative	(652,746)	(11,058,653)
Loss on disposal of property, plant and equipment	47,080	7,789
Allowance for doubtful accounts	13,539	-
Amortization of discount on debt	1,375,081	2,969,145
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable	144,554	(770,097)
(Increase) in retainage receivable	(426,648)	-
Decrease in costs and estimated earned profits in excess of billings on uncompleted contracts	-	380,630
(Increase) in inventory	(179,494)	(286,398)
(Increase)/decrease in prepaid expenses and other assets	(257,242)	72,786
Increase in accounts payable and accrued liabilities	1,843,458	1,106,705
Increase in due to related party	44,153	132,457
(Decrease)/increase in deposit payable	(15,000)	95,000
Increase in billings in excess of costs and estimated earned profits on uncompleted contracts	1,482,703	2,265,455
Increase in estimated loss on uncompleted contract	57,699	82,921
NET CASH (USED IN) OPERATING ACTIVITIES	(5,717,056)	(2,420,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(58,213)	(8,421)
Proceeds from sale of property, plant and equipment	2,600	-
NET CASH (USED IN) INVESTING ACTIVITIES	(55,613)	(8,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(9,024)	(22,768)
Proceeds from notes payable and line of credit	6,864,460	3,452,207
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,855,436	3,429,439

INCREASE IN CASH AND CASH EQUIVALENTS	1,082,767	1,000,508
CASH AND CASH EQUIVALENTS - beginning of period	958,877	636,940

CASH AND CASH EQUIVALENTS - end of period	$2,041,644	$1,637,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$1,934	$7,199
Interest	$-	$5,594

Non-cash investing and financing activites:
Issuance of common stock for interest expense	$122,414	$937,901
Debt conversion expense	$9,350,726	$-

Capital Contribution:
Issuance of promissory note to related party	$(500,000)	$-
Capital contribution	(73,982)	-
Decrease in due to related party	573,982	-
	$-	$-

Rent concession	$65,152	$-
Capital contribution	(65,152)	-
	$-	$-

See accompanying notes to the consolidated financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2015

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

Chapter 11 Bankruptcy Filing

On August 18, 2015 (the “Petition Date”), the Company and its wholly-owned subsidiaries Boomerang Sub, Inc., Boomerang USA Corp. and Boomerang MP Holdings, Inc. (collectively, the “Subsidiaries”), filed voluntary petitions (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking relief under the provisions of Chapter 11 ("Chapter 11") of Title 11 of the United States Code ("Bankruptcy Code"). The Chapter 11 case is being administered under the caption "In re Boomerang Systems, Inc., et al," Case No. 15-11729 (the "Chapter 11 Case"). The Company remains in possession of its assets and continues to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

Operation and Implication of the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the Bankruptcy Filing automatically stayed most actions against the Company, including all actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company's property. Accordingly, although the Bankruptcy Filing triggered defaults for certain of the Company’s debt obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of the Company’s pre-petition liabilities are subject to being restructured under a reorganization plan. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Company, operating as a debtor-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a confirmed reorganization plan or other arrangement may materially change the treatment, amounts and classifications in the Company’s condensed consolidated financial statements.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2015

The Company has requested, subject to Bankruptcy Court approval to retain legal and financial professionals to advise the Company in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business. From time to time, the Company may seek Bankruptcy Court approval to retain additional professionals.

Reorganization Plan

In order for the Company to emerge successfully from Chapter 11, the Company must obtain the Bankruptcy Court’s approval of a reorganization plan, which will enable the Company to transition from Chapter 11 into a successfully reorganized company. The reorganization plan would be subject to creditors' vote and class approval. In connection with a reorganization plan, the Company will require exit financing, to meet its near-term and longer term liquidity needs. The Company’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing. A reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed.

The Company intends to propose a reorganization plan within the time that the Bankruptcy Code gives the Company the exclusive right to file a reorganization plan, as the same may be extended with approval of the Bankruptcy Court. The Company presently expects that any proposed reorganization plan will provide, among other things, mechanisms for settlement of claims against the Company’s assets and treatment of the Company’s existing equity and debt holders. Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Company’s creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Company will be able to secure approval for the Company’s proposed reorganization plan from the Bankruptcy Court or that the Company’s proposed plan will be accepted by lenders.

Going Concern

The Company incurred net losses of approximately $20.1 million, $2.7 million and $11.2 million for the nine months ended June 30, 2015, and the fiscal years ended September 30, 2014 and 2013, respectively, and had a stockholders’ deficit of $16.05 million as of June 30, 2015. The Bankruptcy Filing is intended to bolster the Company’s liquidity and enable the Company to focus on enhancing its systems and strengthening its operational capabilities. The Company has obtained, subject to Bankruptcy Court approval, a debtor-in-possession credit facility (the “DIP Financing”) and, if the Company is successful in obtaining approval of the DIP Financing, such financing would be used to enhance liquidity and working capital. The Company is also developing a strategic plan for the ongoing operation of the Company’s business. Successful implementation of the Company’s strategic plan, however, is subject to numerous risks and uncertainties which raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to obtain required DIP Financing and comply with the financial and other covenants related to such financing, the Bankruptcy Court’s approval of the DIP Financing and the Company’s reorganization plan and the Company’s ability to successfully implement the Company’s strategic plan and obtain exit financing, among other factors. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as a debtor-in-possession under Chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to the restrictions related to the DIP Financing), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the reorganization plan could materially change the treatment, amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reorganization Accounting

Accounting Standards Codification 852, “Reorganizations” ("ASC 852") is applicable to entities operating under Chapter 11 of the Bankruptcy Code. ASC 852 generally does not affect the application of U.S. GAAP that the Company follows to prepare the condensed consolidated financial statements, but it does require specific disclosures for transactions and events that are directly related to the Chapter 11 proceedings and transactions and events that result from ongoing operations.

The Company will apply ASC 852 in preparing the condensed consolidated financial statements for periods subsequent to the Chapter 11 filing, and distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 filing will be recorded in reorganization items, net in the condensed consolidated statement of operations and comprehensive loss. In addition, pre-petition obligations that may be impacted by the Chapter 11 reorganization process will be classified on the condensed consolidated balance sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete. As of June 30, 2015, one of our three ongoing projects was estimated to have a gross loss. On this project, we estimated that the total gross loss would be $5,585,320. This loss is comprised of $5,190,432 recognized through the percentage of completion method and $394,888 as a provision for the remaining loss on contract.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2015

Revenues of $3,279,450 and $4,838,820 have been recognized for the nine months ended June 30, 2015 and 2014, respectively, and of $928,723 and $1,501,957 for the three months ended June 30, 2015 and 2014, respectively.

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

Earnings per Common Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. The weighted average number of common shares used to calculate basic income/(loss) per common share for the nine months ended June 30, 2015 and 2014 were 17,178,105 and 8,205,682, respectively, and for the three months ended June 30, 2015 and 2014 were 18,234,014 and 8,366,986, respectively.  As of June 30, 2015 and 2014, there were fully vested options outstanding for the purchase of 2,624,292 and 902,010 common shares, warrants for the purchase of 10,680,833 and 10,880,654 common shares, and notes convertible into 127,090 and 4,914,039 common shares, respectively, all of which could potentially dilute future earnings per share.

	Nine Months Ended		Three Months Ended
	June 30		June 30
	2015	2014	2015	2014
Basic
Net Income (loss)	$(20,103,354)	$1,236,326	$(4,930,098)	$(4,047,305)
Weighted average shares outstanding	17,178,105	8,205,682	18,234,014	8,366,986
Earnings (loss) per share of common stock	$(1.17)	$0.15	$(0.27)	$(0.48)

Assuming Dilution
Income (loss) from continuing operations	$(20,103,354)	$1,236,326	$(4,930,098)	$(4,047,305)
Convertible note interest	-	937,901	-	-
Convertible note discount amortization	-	2,470,964	-	-
Change in fair value of convertible note BCF	-	(5,421,134)	-	-
Net Income (loss)	$(20,103,354)	$(775,943)	$(4,930,098)	$(4,047,305)

Average Shares
Weighted average shares outstanding	17,178,105	8,205,682	18,234,014	8,366,986
Dilutive securities issuable - stock plans	-	66,978	-	-
Dilutive securities issuable - convertible notes	-	4,762,246	-	-
Total weighted average shares outstanding	17,178,105	13,034,906	18,234,014	8,366,986

Earnings (loss) per share of common stock	$(1.17)	$(0.06)	$(0.27)	$(0.48)

The diluted earnings (loss) per share calculations exclude the effect of stock options and warrants when the options’ and warrants’ assumed proceeds exceed the average market price of the common shares during the period. For the nine and three months ended June 30, 2014, the weighted average number of stock options excluded from the computations were 598,385 and the weighted average number of warrants excluded from the computations were 10,880,654. For the nine and three months ended June 30, 2015, the Company’s common stock equivalents, of outstanding options, warrants and convertible notes, have not been included as to include them would be anti-dilutive.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2015

Stock-Based Compensation

The analysis and computation was performed based on our adoption of ASC 718-10-25, which requires the recognition of the fair value of stock-based compensation.  For the nine months ended June 30, 2015 and 2014, we recognized $1,201,552 and $188,069, respectively, in share-based payments related to the issuance of stock options and $342,584 and $16,590 for the three months ended June 30, 2015 and 2014, respectively. We recognized no expense related to the issuance of warrants during the nine months or three months ended June 30, 2015 and 2014.

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

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the nine months and one year ended June 30, 2015 and September 30, 2014, respectively, for all financial assets and liabilities categorized as Level 3.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2015

	June 30, 2015	September 30, 2014
	(Unaudited)
Liabilities:
Balance of derivative liabilities – beginning of period	$659,016	$11,767,504
Change in fair value of derivative liabilities	(652,746)	(11,108,488)
Balance of derivative liabilities – end of period	$6,270	$659,016

The Company incurred the derivative liability set forth on the June 30, 2015 balance sheet in connection with the 2011 Offering (see Note 7).

Research and Development

Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred. Research and Development expense for the nine months ended June 30, 2015 and 2014 were $19,138 and $84,234, respectively, and $4,633 and $10,109 for the three months ended June 30, 2015 and 2014, respectively.

Advertising

Advertising costs are included in Sales and Marketing and expensed as incurred. Advertising costs amounted to $42,693 and $30,846 for the nine months ended June 30, 2015 and 2014, respectively, and $22,194 and $7,400 for the three months ended June 30, 2015 and 2014 respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts reflects our best estimate of probable credit losses inherent in our existing accounts receivable balance. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We determine this allowance based on known troubled accounts, history and other currently available evidence. The allowance for doubtful accounts as of June 30, 2015 and September 30, 2014 was $31,039 and $17,500, respectively.

Retainage Receivable

The Company’s contracts for automated parking systems sometimes require a holdback of a percentage of the contract price as retainage. This holdback is recorded on the Company’s balance sheet as “Retainage receivable.” Retainage is a portion of the total price of a project that is held back by the customer until the project reaches certain milestones specified in the contract terms. Retainage percentages typically approximate 10% and are usually collected anywhere from nine to eighteen months from the inception of the project. Retainage receivable at June 30, 2015 and September 30, 2014 was $794,354 and $367,706, respectively.

Inventory

Inventory is stated at the lower of cost or market using the weighted average cost method. Inventory includes materials, parts, assemblies and work in process. The Company records an inventory reserve for the anticipated loss associated with slow moving, obsolete and/or damaged inventory.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2015

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the nine months ended June 30, 2015 and 2014 was $169,317 and $219,454, respectively, and $52,132 and $72,788 for the three months ended June 30, 2015 and 2014, respectively.

Warranty Reserves

The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  As revenues for contracts are recognized, the Company will record a warranty reserve for estimated costs in connection with future warranty claims associated with those contracts.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly.  The Company had no warranty reserve as of June 30, 2015 and September 30, 2014.

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

NOTE 3 – INVENTORY

The components of inventory as of June 30, 2015 and September 30, 2014 were as follows:

	June 30, 2015 (Unaudited)	September 30, 2014
Parts, materials and assemblies	$463,551	$206,821
Work in-process	406,987	484,223
Total Inventory	$870,538	$691,044

NOTE 4 - PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2015 and September 30, 2014:

	June 30, 2015 (Unaudited)	September 30, 2014

Computer equipment	$31,832	$47,999
Machinery and equipment	90,676	235,367
Furniture and fixtures	78,378	141,003
Leasehold improvements	-	62,470
Leased Equipment	-	70,133
Buildings	2,598,470	2,598,470
	2,799,356	3,155,442
Less: Accumulated depreciation	(780,619)	(975,921)
	$2,018,737	$2,179,521

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2015

NOTE 5 – BILLINGS IN EXCESS OF COSTS

Information with respect to uncompleted contracts at June 30, 2015 and September 30, 2014 are as follows:

Billings in excess of costs:	June 30, 2015 (Unaudited)	September 30, 2014
Earnings on billings to date	$10,376,095	$7,583,997
Less: Billings	(15,546,857)	(11,272,056)
Total (billings in excess of costs)	$(5,170,762)	$(3,688,059)

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2015 and September 30, 2014 consisted of the following:

	June 30, 2015 (Unaudited)	September 30, 2014

Accounts payable – trade	$2,546,705	$1,958,696
Accrued interest	2,010,048	944,147
Accrued payroll	465,999	676,942
Accrued arbitration settlement charge	481,358	-
Other accrued liabilities	90,949	171,815
Total	$5,595,059	$3,751,600

NOTE 7- DEBT

Current Debt

Effective February 6, 2008, the Company became indebted for an unsecured loan to a third party. As of June 30, 2015, the principal balance of this loan was $80,538.  The loan is not collateralized, bears interest at an annual rate of 10% and is due on demand.  As of June 30, 2015, the balance of the loan including accrued interest was $128,260.

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

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2015

On April 1, 2015, the Borrowers entered into Amendment No. 4 (the “4rd Amendment”). Pursuant to the 4rd Amendment, an incremental lender committed to fund an additional $50,000 principal amount of loans to the Borrowers, bringing aggregate commitments under the Loan and Security Agreement to $14,950,000.

As of September 30, 2014, the Company drew down an aggregate of $6,485,540 under the Loan and Security Agreement. The Company drew down an additional $6,864,460 during the nine months ended June 30, 2015, bringing the total amount of borrowings under the Loan and Security Agreement to $13,350,000 as of June 30, 2015.

The notes bear interest at the rate of 15% per annum, payable upon maturity. The maturity date of the Notes is May 31, 2016, subject to earlier prepayment upon acceleration of the occurrence of an event of default (as defined in the Loan and Security Agreement); provided further that the Company may prepay the Notes at any time without penalty. The Company accrued $459,925 and $1,099,440 of interest expense during the three and nine months ended June 30, 2015. Total accrued interest related to the Loan and Security Agreement was $2,001,582 as of June 30, 2015.

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

Pursuant to draws under the Loan and Security Agreement during the year ended September 30, 2014, the Company issued warrants to purchase an aggregate of 3,016,674 shares of common stock. The Company valued these warrants at $1,944,688, recorded as a discount to long-term debt. During the nine months ended June 30, 2015, the Company amortized $522,354 of the debt discount.

Pursuant to draws under the Loan and Security Agreement during the nine months ended June 30, 2015, the Company issued warrants to purchase an aggregate of 3,192,701 shares of common stock. The Company valued these warrants at $2,682,718, recorded as a discount to long-term debt. This discount is being amortized over the life of the notes or until such time as the notes are repaid, or upon exercise of the warrants. The valuation of the warrants was determined using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 31.40-35.05% iii) risk free interest rate of 1.29-1.63% and expected term of 3.10-3.66 years. During the nine months ended June 30, 2015, the Company amortized $544,592 of the debt discount related to these warrants.

The following officers, directors and 5% shareholders of the Company participated as Lenders in the Loan and Security Agreement:

Name	Commitment	Amount Funded as of June 30, 2015	Aggregate Number of Warrants Issuable	Warrants Issued as of June 30, 2015
The Estate of Gene Mulvihill(1)	$500,000	$500,000	232,561	232,561
Sunset Marathon Partners LLC(2)	$250,000	$250,000	116,281	116,281
MRP Holdings LLC(3)	$400,000	$400,000	186,051	186,051
Burton I. Koffman and David Koffman(4)	$750,000	$750,000	348,850	348,850
Anthony P. Miele III(5)	$25,000	$25,000	11,631	11,631
Alexandria Equities, LLC(6)	$700,000	$700,000	325,585	325,585
Albert Behler(7)	$400,000	$400,000	186,051	186,051
Fox Hunt Wine Collectors, LLC(8)	$1,000,000	$1,000,000	465,117	465,117
James Gelly(9)	$400,000	$400,000	186,051	186,051

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2015

(1)	Gail Mulvihill and Andrew Mulvihill, the co-administrators of the estate, exercise voting and investment power over the shares issuable upon exercise of the Warrants. Gail Mulvihill is a principal stockholder of the Company and mother of Christopher, the Company’s President and a principal stockholder of the Company. Andrew Mulvihill is a brother of Christopher Mulvihill.

(2)	James Mulvihill, was a principal stockholder of the Company at the time we entered into the Loan and Security Agreement, has voting and investment power over the shares issuable upon exercise of the Warrants and is a brother of Christopher Mulvihill.

(3)	MRP Holdings LLC is owned by Mark Patterson, the Chairman of the Board of Directors, a principal stockholder and the former Chief Executive Officer of the Company.

(4)	Directly and indirectly through entities they control and by members of their families and entities they control, Burton Koffman and David Koffman are principal stockholders of the Company. In addition, David Koffman is a director of the Company.

(5)	Anthony P. Miele, III is a director of the Company.

(6)	Alexandria Equities, LLC was a principal stockholder of the Company at the time we entered into the Loan and Security Agreement.

(7)	Albert Behler is a principal stockholder of the Company.

(8)	Fox Hunt Wine Collectors, LLC, is managed by Peter Mulvihill, brother of Christopher Mulvihill.

(9)	James Gelly is the Chief Executive Officer and a director of the Company.

A majority of the principal amount of each series of convertible notes (due 2016, June 2017 and December 2017) consented to the Company’s entering into the Loan Agreement and increasing the secured indebtedness under the Loan Agreement, and acknowledged that the secured indebtedness under the Notes is senior in right of payment and otherwise to the convertible notes.

The Loan Agreement has terms which state that the Loan Agreement will be considered in default if, among other things, the Company or any other Borrower files a petition in bankruptcy or for reorganization or for the adoption of an arrangement under the Bankruptcy Code. The Company and the other Borrowers filed for a voluntary reorganization under the Bankruptcy Code, as discussed in Note 1 above, on August 18, 2015, and therefore the Company is considered in default on the Loan Agreement, although no demand letter or formal notification has been received from the lenders as of the date of this filing.

On May 18, 2015, the Company commenced an exchange offer for the outstanding notes under the Loan and Security Agreement. The Company offered to exchange the notes plus accrued interest thereon for common stock at the rate of $2.75 per share. On July 28, 2015, the Company terminated the exchange offer. On July 29, 2015, the Company commenced a tender offer for such notes and accrued interest thereon for common stock at the rate of $2.15 per share. Due to the Bankruptcy Filing, the Company does not expect to proceed with the tender offer.

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

The Company valued the 2011 Warrants and the beneficial conversion features (“BCF”) of the 2011 Notes, and the resulting derivative liability, at $5,309,941 each for the 2011 Warrants and the BCF, for a total of $10,619,882 recorded as a discount to the convertible debt during the first quarter of fiscal 2012. This discount is being amortized over the life of the note or until such time as the note is repaid or converted, or upon exercise of the 2011 Warrants. The valuation of the 2011 Warrants, BCF, and the resulting derivative liability, were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0%, ii) expected volatility of 52.7%, iii) risk free interest rate of 0.9%, and iv) expected term of 5 years. During the nine months ended June 30, 2015, the Company amortized $174,907 of the of debt discount. Following the Exchange Offer on October 31, 2014 (described below), the remaining principal amount of 2011 Notes was $200,000 and the related discount to the convertible debt was $125,452. The Company amortized $18,818 of the remaining debt discount during the nine months ended June 30, 2015.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2015

As of September 30, 2014, the aggregate fair value of the derivative was $646,120. The revaluation of the derivative as of June 30, 2015 resulted in a derivative value of $2,902. The change in fair value of the derivative from September 30, 2014 to June 30, 2015 resulted in a gain on the fair value of the derivative liability of $643,218. Substantially all of the increase in the gain on the fair value of the derivative was due to the reduction of the principal amount of the convertible notes as a result of the Exchange Offer. The derivative liability was revalued on June 30, 2015 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 31.40% iii) risk free interest rate of 1.63%, iv) expected term of 1.35 years and v) market price of $1.77.

In connection with the 2011 Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040. The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $12,896 at September 30, 2014 was revalued at $3,368 at June 30, 2015. The difference in valuation for the nine months ended June 30, 2015 was $9,528, accounted for as a gain on the fair value of derivative. The valuation at June 30, 2015 was valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants granted to the debt holders as of June 30, 2015.

As a result of the issuance of shares of common stock in the Exchange Offer, the conversion price of the 2011 Notes was adjusted to $3.00.

The 2011 Notes have terms which state that the 2011 Notes will be considered in default if, among other things, the Company files a petition in bankruptcy or for reorganization or for the adoption of an arrangement under the Bankruptcy Code. The Company filed for a voluntary reorganization under the Bankruptcy Code, as discussed in Note 1 above, on August 18, 2015, and therefore the Company is considered in default on the 2011 Notes, although no demand letter or formal notification has been received from the noteholders as of the date of this filing.

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

The Company valued the 2012 Warrants and the BCF at $1,956,517 each for a total of $3,913,034 recorded as a discount to the convertible debt during the third quarter of fiscal 2012. This discount is being amortized over the life of the 2012 Notes or until such time as the 2012 Notes are repaid or converted, or upon exercise of the 2012 Warrants. The valuation of the 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 53.43% iii) risk free interest rate of 0.9% and expected term of 5 years. During the nine months ended June 30, 2015, the Company amortized $63,322 of the of debt discount. Following the Exchange Offer on October 31, 2014 (described below), the remaining principal amount of 2012 Notes was $200,000 and the related discount to the convertible debt was $126,424. The Company amortized $18,964 of the remaining debt discount during the nine months ended June 30, 2015.

As a result of the issuance of shares of common stock in the Exchange Offer, the conversion price of the 2012 Notes was adjusted to $3.31.

The 2012 Notes have terms which state that the 2012 Notes will be considered in default if, among other things, the Company files a petition in bankruptcy or for reorganization or for the adoption of an arrangement under the Bankruptcy Code. The Company filed for a voluntary reorganization under the Bankruptcy Code, as discussed in Note 1 above, on August 18, 2015, and therefore the Company is considered in default on the 2012 Notes, although no demand letter or formal notification has been received from the noteholders as of the date of this filing.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2015

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

The Company valued the December 2012 Warrants and the BCF at $962,904 each for a total of $1,925,808 recorded as a discount to the convertible debt during the first quarter of fiscal 2013. This discount is being amortized over the life of the December 2012 Notes or until such time as the December 2012 Notes are repaid or converted, or upon exercise of the December 2012 Warrants. The valuation of the December 2012 Warrants and BCF were determined using the Black-Scholes option pricing model with the following weighted assumptions for all debt issuances: i) expected dividend rate of 0% ii) expected volatility of 52.92% iii) risk free interest rate of 0.72% and expected term of 5 years. During the nine months ended June 30, 2015, the Company amortized $32,124 of the of debt discount. The entire principal amount of the December 2012 Notes, plus accrued and unpaid interest on October 31, 2014, was exchanged as part of the Exchange Offer on October 31, 2014 (described below).

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

The Company accounted for the Exchange Offer as an induced conversion under the criteria established in ASC 470-20-40. In accordance with ASC 470-20-40, the Company recognized an expense equal to the fair value of the shares issued in the Exchange Offer in excess of the fair value of shares issuable at the stated conversion rates of the 2011 Notes, 2012 Notes and December 2012 Notes. This resulted in a debt conversion expense of $9,350,726 for the nine months ended June 30, 2015.

Long-Term Note – Related Party

In March 2015, Boomerang and SB&G Properties, LC, restructured the $573,982 due to related party for deferred rent through the issuance of a promissory note in the amount of $500,000. The note accrues interest at a rate of four percent (4%) annually on the outstanding principal with all accrued principal and interest due on or before February 28, 2020. Accordingly, the Company reclassified the debt from a current liability to a non-current liability on its balance sheet for the period ending June 30, 2015.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2015

	Principal
	As of
	6/30/2015	9/30/2014	Maturity Date	Interest Rate	Secured
	(unaudited)
Current Debt- Third Party:
Loan Payable- Third Party	$80,538	$80,538	Upon Demand	10%	No
Equipment Note Payable (current portion)	-	9,024	1/15/2015	6%	Yes
Notes – June 2013 Loan Agreement	9,625,300	-	5/31/2016	15%	Yes
Discount on Notes	(3,340,382)	-
Amortization of Discount	1,322,185	-
Total Current Debt- Third Party	$7,687,641	$89,562

Current Debt- Related Party:
Notes – June 2013 Loan Agreement	$3,724,700	$-	5/31/2016	15%	Yes
Discount on Notes	(1,287,024)	-
Amortization of Discount	526,034	-
Total Current Debt- Related Party	$2,963,710	$-

Long-Term Debt – Third Party:
Notes – June 2013 Loan Agreement	$-	$4,729,866	5/31/2016	15%	Yes
Convertible Notes – 2011 Offering	-	3,665,763	11/1/2016	6%	No
Convertible Notes – 2011 Offering	200,000	1,250,000	11/18/2016	6%	No
Convertible Notes – 2011 Offering	-	925,000	12/9/2016	6%	No
Convertible Notes – 2012 Offering	200,000	4,065,000	6/14/2017	6%	No
Convertible Notes – Dec 2012 Offering	-	1,230,000	12/28/2017	6%	No
Discount on Notes	(251,876)	(10,073,448)
Amortization of Discount	167,791	5,077,137
Total Long-Term Debt – Third Party	$315,915	$10,869,318

Long-Term Debt- Related Party:
Notes – June 2013 Loan Agreement	$-	$1,755,674	5/31/2016	15%	Yes
Convertible Notes – 2011 Offering	-	5,683,757	11/1/2016	6%	No
Convertible Notes – 2011 Offering	-	100,000	11/18/2016	6%	No
Convertible Notes – 2012 Offering	-	2,135,000	6/14/2017	6%	No
Convertible Notes – Dec 2012 Offering	-	1,845,000	12/28/2017	6%	No
Long-Term Note – Related Party	500,000	-	2/28/2020	4%	No
Discount on Notes	-	(8,329,964)
Amortization of Discount	-	4,335,717
Total Long-Term Debt- Related Party	$500,000	$7,525,184

The aggregate maturities of our long-term debt are as follows:

Twelve months ended
June 30, 2017	$400,000
June 30, 2018	-
June 30, 2019	-
June 30, 2020	500,000
Total	$900,000

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2015

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

On June 30, 2015, the Company issued an aggregate of 3,331 shares of common stock in lieu of cash payments of $5,984 for interest earned by noteholders for the quarter ended June 30, 2015. These shares of stock were issued at $1.80 per share, pursuant to the terms of the 2011 Notes and 2012 Notes.

At June 30, 2015, the Company required shares of common stock for issuance upon exercise as follows:

Options	5,048,292
Warrants	10,680,833
Convertible Notes	127,090
Total Shares	15,856,215

Warrants:

As a result of the issuance of shares of common stock in the Exchange Offer, the exercise prices of the remaining outstanding 2011 Warrants and 2012 Warrants were adjusted to $3.00 and $3.31, respectively.

Pursuant to the Loan and Security Agreement described in Note 7, during the nine months ended June 30, 2015, we issued warrants to Lenders to purchase an aggregate of 3,192,701 shares of Common Stock of the Company (after giving effect to the Exchange Offer). The warrants are exercisable at $2.15 per share (after giving effect to the Exchange Offer), subject to full ratchet adjustment for issuance below the exercise price, subject to certain exceptions. Additionally, the exercise price may not be adjusted below $1.00. Cashless exercise is permitted if the average trading volume of the Company’s Common Stock during at least five (5) of the ten (10) consecutive trading days immediately preceding the date of the notice of exercise is at least 10,000 shares, and will be based upon the average of the last sale price of the Common Stock during such five (5) consecutive trading day period. The warrants expire on June 6, 2018. When these warrants were issued, the fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used: (i) risk free interest rate of 1.29-1.63% and expected term of 3.10-3.66 years, (iii) dividend rate of 0.00% and (iv) expected volatility of 31.40-35.05%. The Company valued these warrants at $2,682,718, recorded as a discount to long-term debt. This discount is being amortized over the life of the Loan and Security Agreement or until such time as the notes are repaid, or upon exercise of the warrants. During the nine months ended June 30, 2015, the Company amortized $544,592 of the of debt discount.

Options:

On November 17, 2014, the Company issued options to purchase 471,719 shares of common stock of the Company to Mark Patterson, former Chief Executive Officer, and options to purchase 176,894 shares of common stock of the Company to Christopher Mulvihill, President. The options were issued in exchange for an aggregate of $459,643 of deferred compensation. The options are exercisable at $2.15 per share, have a term of five years and vest immediately. When these options were issued, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used: (i) risk free interest rate of 1.64%, (ii) expected life of 5 years, (iii) dividend rate of 0.00% and (iv) expected volatility of 35.34%. The Company valued these options at $459,643 and recorded the expense during the nine months ended June 30, 2015.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2015

On November 17, 2014, the Company issued options to purchase 275,169 shares of common stock of the Company to a consultant. The options were issued in exchange for approximately $195,000 of services provided to the Company. The options are exercisable at $2.15 per share, have a term of five years and vest immediately. When these options were issued, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model. The assumptions used were similar to those used for the option grants to Messrs. Patterson and Mulvihill on November 17, 2014. The Company valued these options at $195,000 and recorded the expense during the nine months ended June 30, 2015.

On November 17, 2014, the Company granted options to purchase 25,000 shares of common stock of the Company to each of Directors Joseph Bellantoni, Maureen Cowell, Kevin Cassidy, David Koffman and Anthony Miele. The options are exercisable at $2.15 per share and have a term of five years. The options are subject to a vesting schedule, under which one-third of the options will vest immediately, and one-third of the options will vest on each of November 17, 2015 and November 17, 2016. When these options were issued, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model. The assumptions used were similar to those used for the option grants to Messrs. Patterson and Mulvihill on November 17, 2014. The Company valued these options at $88,582 and is allocating this expense over the vesting period. The Company recorded an expense of $29,527 related to these options during the nine months ended June 30, 2015.

On November 17, 2014, the Company granted options to purchase 20,000 shares of common stock of the Company to the former Chief Operating Officer of the Company. The options are exercisable at $2.15 per share, have a term of five years and vest immediately. When these options were issued, the fair value of each option granted was estimated on the date of grant using the

Black-Scholes valuation model. The following weighted assumptions were used: (i) risk free interest rate of 1.49%, (ii) expected life of 5 years, (iii) dividend rate of 0.00% and (iv) expected volatility of 35.05%. The Company valued these options at $14,373 and recorded the expense during the nine months ended June 30, 2015.

On January 13, 2015, the Company granted options to purchase 500,000 shares of common stock of the Company to James Gelly, Chief Executive Officer of the Company, options to purchase 450,000 shares of common stock of the Company to George Gelly, Chief Operating Officer of the Company, and options to purchase 300,000 shares of common stock of the Company to Mark Patterson, Chairman of the Company. The options are exercisable at $2.15 per share and have a term of five years. The options are subject to a vesting schedule, under which one-third of the options will vest immediately, and one-third of the options will vest on each of January 13, 2016 and January 13, 2017. When these options were issued, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used: (i) risk free interest rate of 1.37%, (ii) expected life of 5 years, (iii) dividend rate of 0.00% and (iv) expected volatility of 32.12%. The Company valued these options at $820,997 and is allocating this expense over the vesting period. The Company recorded an expense of $205,249 related to these options during the nine months ended June 30, 2015.

On April 2, 2015, the Company granted options to purchase 1,707,000 shares of common stock of the Company to employees, which includes a grant of options to purchase 100,000 shares of common stock of the Company to Chris Mulvihill. A total of 207,500 options are exercisable at $2.12 per share and 1,499,500 options are exercisable at $3.22 per share. All options have a term of five years and are subject to a vesting schedule, under which one-third of the options will vest immediately, and one-third of the options will vest on each of April 2, 2016 and April 2, 2017. On the date of issuance, the fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model. The following weighted assumptions were used: (i) risk free interest rate of 1.35%, (ii) expected life of 5 years, (iii) dividend rate of 0.00% and (iv) expected volatility of 31.40%. The Company valued these options at $1,777,459 and is allocating this expense over the vesting period. The Company recorded an expense of $212,003 related to these options during the nine months ended June 30, 2015.

During the nine months ended June 30, 2015, the Company recorded an expense of $85,757 related to options issued in fiscal year 2014 under the Company’s 2012 Stock Incentive Plan.

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2015

NOTE 9 - RELATED PARTY TRANSACTIONS

HSK Funding, Inc. and Lake Isle Corp. are beneficial holders of shares of our company’s common stock and certain of their members and stockholders are also the members of SB&G Properties, LC. (“SB&G”), which was the landlord under a lease with us at 324 West 2450 North, Building B, Logan, Utah until March 31, 2015. Gail Mulvihill, the individual who exercises sole voting and investment control over Lake Isle Corp., is the mother of Christopher Mulvihill, our President, and is a principal stockholder of our company.  The approximately 29,750 square foot leased premises were used for Boomerang’s manufacturing activities. This was a month-to-month lease at a rate of $21,717 per month, of which $14,717 was classified as deferred rent.  In March 2015, Boomerang and SB&G Properties, LC, restructured $573,982 due to related party for deferred rent through the issuance of a promissory note in the amount of $500,000. The note accrues interest at a rate of four percent (4%) annually on the outstanding principal with all accrued principal and interest due on or before February 28, 2020. Accordingly, the Company reclassified the debt from a current liability to a non-current liability on its balance sheet for the period ending June 30, 2015. The promissory note has terms which state that the note will be considered in default if, among other things, the Company files a petition in bankruptcy or for reorganization or for the adoption of an arrangement under the Bankruptcy Code. The Company filed for a voluntary reorganization under the Bankruptcy Code, as discussed in Note 1 above, on August 18, 2015, and therefore the Company is considered in default on the promissory note, although no demand letter or formal notification has been received from the noteholder as of the date of this filing.

SB&G is obligated on a twenty-year promissory note due August 1, 2027 owing to Zions Bank. The principal amount due was $624,853 as of June 30, 2015, and the note bears interest at 3.807% per annum. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang Utah. Boomerang, the Estate of Gene Mulvihill and Messrs. Stan Checketts and Burton Koffman are the joint and several guarantors of this promissory note.  Gene Mulvihill was the husband of Gail Mulvihill and the father of Christopher Mulvihill, the President of the Company.

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

The Resort owns and operates seven golf courses, two hotels and a fitness facility and develops real estate in Sussex County NJ, which is comprised of more than 40 additional entities, including the above named entities. Gail Mulvihill owns 50% of each of Builders, Cascades and Route 94 and, indirectly, through these and various other entities, Gail Mulvihill and her family own approximately 50% of the Resort. Except as set forth above, no other officer, director or 5% or greater stockholder of the Company has any equity interest in Builders, Cascades or Route 94.  The Company incurred expenses of approximately $3,200 and $7,000 for Cascades for the nine months ended June 30, 2015 and 2014, respectively. No expenses were incurred for Route 94 or Builders during the nine months ended June 30, 2015 and 2014.

Certain officers, directors and 5% shareholders of the Company participated as Affiliate Lenders under the June 2013 Loan and Security Agreement. See Note 7.

Our management believes that the terms of the above transactions are as favorable to our company as could have been obtained from nonaffiliated persons at the time and under the circumstances as when the transactions were entered into.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Boomerang is a joint and several guarantor on a twenty-year promissory note owing to Zions Bank in the principal amount of $624,853 as of June 30, 2015, bearing interest at 3.807% per annum and due August 1, 2027. The promissory note is collateralized by the real property that is the subject of the lease from SB&G to Boomerang.  The Estate of Gene Mulvihill and Messrs. Checketts and Burton Koffman, are the other joint and several guarantors of the promissory note.

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

BOOMERANG SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2015

Twelve months ended June 30, 2016	$137,195
June 30, 2017	178,408
June 30, 2018	132,306
Total	$447,909

On March 15, 2013, Crescent Heights R&D, LLC (“Crescent Heights”), filed a complaint against Boomerang in the State of Florida for fraud, breach of contract and specific performance, as well as equitable rescission which alleged an unspecified amount of damages in excess of the purchase price. Boomerang was subsequently granted a motion to remove this matter to federal court. On May 17, 2013, the court entered an order that our motion to compel arbitration and stay proceedings be granted. The parties agreed to arbitrate the matter in front of the American Arbitration Association in November 2014. The dispute arose from a contract to provide a rack and rail automated parking system. On April 21, 2015, the arbitrator issued a Final Arbitration Award.  The arbitrator denied Crescent Heights’ claims of fraud in the inducement, equitable rescission based on fraud, and declaratory relief to strike the limitation of liability clause, but found Boomerang in Breach of Contract.  Crescent Heights was awarded damages of $1,197,890, plus attorneys’ fees and costs of $319,920, which Boomerang is required to pay in fiscal year 2015.  During the nine months ended June 30, 2015, Boomerang paid $1,036,452 of the award, attorneys’ fees and costs related to the arbitration and established a reserve of $481,358 for the remaining fees and costs.

On May 15, 2013, Boomerang entered into a Manufacturing and Licensing Agreement (the “Agreement”) with JBT Corporation (“JBT”), pursuant to which JBT would manufacture all Boomerang automated guided vehicles (“AGVs”) and license certain software to us for use in our robotic parking systems, including a non-exclusive, non-transferable, license to sub-license the software to customers for the duration of each customer contract with Boomerang. The Agreement was terminated by JBT effective May 23, 2014, due to Boomerang not meeting minimum purchase requirements. On June 8, 2015, Boomerang entered into a letter of agreement with JBT, in which JBT committed to complete the BrickellHouse project and three additional identified projects. As part of the letter of agreement, Boomerang agreed to a series of payments in aggregate of $728,518. As of June 30, 2015, $380,875 was paid to JBT with respect to these amounts. The letter of agreement was terminated by JBT effective August 20, 2015, due to Boomerang’s bankruptcy filing and failure to pay a JBT invoice.

On June 6, 2013, Boomerang entered into a marketing agreement with BrickellHouse Holding, LLC, whereas BrickellHouse Holding, LLC will allow Boomerang to use its parking system for sales and marketing purposes. Boomerang will pay BrickellHouse Holding, LLC a royalty for each sale of a system equal to 2% of the purchase price of that system, not to exceed an aggregate of $2 million. The agreement shall be in effect until the amount of royalty payments reaches $2 million. As of June 30, 2015, the Company accrued $41,529 of royalty payments under this agreement.

On August 18, 2015, the Company and the Subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. The Chapter 11 case is being administered under the caption "In re Boomerang Systems, Inc., et. al," Case No. 15-11729. The Company remains in possession of its assets and continues to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

NOTE 11 – SUBSEQUENT EVENTS

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred after June 30, 2015, through the date of issuance of the financial statements.

As noted in Note 1 above, on August 18, 2015, the Company and the Subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. The Chapter 11 case is being administered under the caption "In re Boomerang Systems, Inc., et. al," Case No. 15-11729. The Company remains in possession of its assets and continues to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. On August 20, 2015, the Bankruptcy Court entered an order approving DIP Financing on an interim basis in the amount of $1 million bearing interest at the rate of 20% per annum, payable in-kind. Boomerang will be seeking approval of a final order on September 9, 2015, for DIP Financing on a final basis in the amount of $3 million, bearing interest at the rate of 20% per annum, payable in-kind, with a maturity date of December 21, 2015. The DIP Lenders are Game Over Technology Investors, LLC and other parties comprised of existing equity holders in the Company, all but one of which are also participants in the group of lenders comprising the Loan and Security Agreement.

On August 18, 2015, Boomerang Systems, Inc. and its subsidiaries commenced an action against Parking Source LLC, and its principals (the “Defendants”) in the United States District Court for the Southern District of New York. The Company’s action seeks relief for Defendants’ purposeful breach of the Loan and Security Agreement, dated as of June 6, 2013, which directly led to a liquidity crunch and caused the Company to file for bankruptcy. The Company seeks damages of at least $25 million.

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

Bankruptcy Related Matters

On August 18, 2015 (the “Petition Date”), we and our wholly-owned subsidiaries Boomerang Sub, Inc., Boomerang USA Corp. and Boomerang MP Holdings, Inc. (collectively, the “Subsidiaries”), filed voluntary petitions (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking relief under the provisions of Chapter 11 ("Chapter 11") of Title 11 of the United States Code ("Bankruptcy Code"). The Chapter 11 case is being administered under the caption "In re Boomerang Systems, Inc., et. al" Case No. 15-11729 (the "Chapter 11 Case"). We remain in possession of our assets and continue to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As a result of the Bankruptcy Filing, the satisfaction of our liabilities and funding of our ongoing operations are subject to substantial uncertainty. In general, as a debtor-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. We have not filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, our assets and liabilities, subject to the assumptions filed in connection therewith. We anticipate filing the schedules and statements with the Bankruptcy Court shortly.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred net losses of approximately $20.1 million, $2.7 million and $11.2 million for the nine months ended June 30, 2015, and the fiscal years ended September 30, 2014 and 2013, respectively, and had a stockholders’ deficit of $16.05 million as of June 30, 2015. The Bankruptcy Filing is intended to bolster our liquidity and enable us to focus on enhancing our systems and strengthening our operational capabilities.  Cash and cash equivalents for the nine months ended June 30, 2015 increased by $1,082,767 to $2,041,644.

For the nine months ended June 30, 2015, we had a net loss of $20,103,354. Included in this net loss were several non-cash expenses that partially offset the use of cash. These non-cash expenses include depreciation of $169,317, amortization of discount on debt of $1,375,081, issuance of common stock for interest expense of $122,414, rent concession of $65,152, expenses from the issuance of stock options of $1,201,552, loss from the disposal of property, plant and equipment of $47,080, allowance for doubtful accounts of $13,539 and debt conversion expense of $9,350,726. These items were offset by non-cash gains on the fair value of derivative of $652,746. Cash decreased as we experienced nine month increases in prepaid expenses and other assets of $257,242, in retainage receivable of $426,648, and in inventories of $179,494. Cash also decreased as we experienced a decrease in deposits payable of $15,000. Cash increased as we experienced nine month decreases in accounts receivable of $144,554. Cash also increased as we experienced increases in accounts payable and accrued liabilities of $1,843,458, in due to related party of $44,153, in estimated loss on uncompleted contract of $57,699 and in billings in excess of costs of $1,482,703. After adjusting our net loss for these non-cash items and the net changes in assets and liabilities, net cash used in operations was $5,717,056 for the nine months ended June 30, 2015.

Financing activities provided $6,855,436 for the nine months ended June 30, 2015. Net cash provided by financing activities consisted of $6,864,460 of borrowings under the Loan Agreement, offset by $9,024 of note repayments.

During the nine months ended June 30, 2015, net cash used in investing activities was $55,613, and consisted of additional purchases of property, plant and equipment of $58,213 offset by proceeds from the sale of property, plant and equipment of $2,600.

Our cash requirements may vary materially from those now planned because of the Bankruptcy Filing. We are seeking Bankruptcy Court approval of a debtor-in-possession credit facility (the “DIP Financing”) and, if we are successful in securing Bankruptcy Court approval of the DIP Financing, such financing would be used to enhance liquidity and working capital and will be subject to Bankruptcy Court approval and other conditions.  On August 20, 2015, the Bankruptcy Court entered an order approving the DIP Financing on an interim basis in the amount of $1 million bearing interest at the rate of 20% per annum, payable in-kind. Boomerang will be seeking approval of a final order on September 9, 2015, for DIP Financing on a final basis in the amount of $3 million, bearing interest at the rate of 20% per annum, payable in-kind, with a maturity date of December 21, 2015. We must be able to secure the DIP Financing to meet our short-term liquidity requirements and exit financing to meet our longer term liquidity needs.

We are also developing a strategic plan for the ongoing operation of our business. Successful implementation of such plan, however, is subject to numerous risks and uncertainties which raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements in this Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to obtain required DIP Financing and comply with the financial and other covenants related to such financing, the Bankruptcy Court’s approval of the DIP Financing and our reorganization plan and our ability to successfully implement our plan and obtain exit financing, among other factors. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as a debtor-in-possession under Chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to the restrictions related to the DIP Financing), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.

Matters Related to the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the Bankruptcy Filing automatically stayed most actions against us, including all actions to collect indebtedness incurred prior to the Petition Date or to exercise control over our property. Accordingly, although the Bankruptcy Filing triggered defaults for certain of our debt obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of our pre-petition liabilities are subject to being restructured under a reorganization plan. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. We, operating as a debtor-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a confirmed reorganization plan or other arrangement may materially change the treatment, amounts and classifications in our condensed consolidated financial statements.

Subsequent to the Petition Date, we received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize our operations. These obligations related to certain employee wages, salaries and benefits. We have requested Bankruptcy Court approval to retain legal and financial professionals to advise us in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business.

The U.S. Trustee for the District of Delaware may appoint an official committee of unsecured creditors (the “UCC”). The UCC and its legal representatives would have a right to be heard on all matters that come before the Bankruptcy Court on all matters affecting us. There can be no assurance that the UCC, if one is appointed, would support our positions on matters to be presented to the Bankruptcy Court in the future or on any reorganization plan, once the disclosure statement relating to the reorganization plan is submitted to and approved by the Bankruptcy Court.

Reorganization Plan

In order for us to emerge successfully from Chapter 11, we must obtain the Bankruptcy Court’s approval for the DIP Financing and the Bankruptcy Court’s approval of a disclosure statement and a reorganization plan to enable us to transition from Chapter 11 into a successfully reorganized company. On August 20, 2015, the Bankruptcy Court entered an order approving DIP Financing on an interim basis. The reorganization plan would be subject to creditors' vote and class approval. We have not yet submitted a disclosure statement and a reorganization plan.  In connection with our reorganization plan, we will likely require “exit financing.” Our ability to obtain approval of DIP Financing on a final basis, approval of our reorganization plan and exit financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing. A reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed. Although our goal is to obtain DIP Financing on a final basis and file a plan of reorganization, we may determine that it is in our best interests to seek Bankruptcy Court approval of a sale of all or a portion of our assets pursuant to Section 363 of the Bankruptcy Code or seek confirmation of a reorganization plan providing for such a sale or other arrangement.

We intend to propose a reorganization plan within the time that the Bankruptcy Code gives the Company the exclusive right to file a reorganization plan, as the same may be extended with approval of the Bankruptcy Court. We presently expect that any proposed reorganization plan will provide, among other things, mechanisms for settlement of claims by our creditors and treatment of our existing equity and debt holders. Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with our creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that we will be able to secure approval for our proposed reorganization plan from the Bankruptcy Court or that our proposed plan will be accepted by the lenders which provide the DIP Financing.

There were no off-balance sheet arrangements during the nine months ended June 30, 2015, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Convertible Notes

As of June 30, 2015, and reflective of the Exchange Offer described below, the Company had $400,000 of indebtedness under convertible promissory notes associated with the November/December 2011 Offering (“2011 Notes”) and June/July 2012 Offering (“2012 Notes” and collectively the “Notes”). The Notes become due between November 2016 and December 2017. As of December 31, 2014, the 2011 Notes and 2012 Notes were convertible into 66,667 shares of common stock at $3.00, and 60,423 shares of common stock at $3.31, respectively. The Notes are subject to a weighted average adjustment for issuances of common stock or common stock equivalents below the conversion price, subject to certain exceptions. The respective conversion price for the 2012 Notes may not be adjusted below $0.25. Interest accrues on the Notes at 6% per annum, payable quarterly at the Company’s option in: (i) cash or (ii) shares of Common Stock.

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

The Notes have terms which state that the Notes will be considered in default if, among other things, the Company files a petition in bankruptcy or for reorganization or for the adoption of an arrangement under the Bankruptcy Code. The Company filed for a voluntary reorganization under the Bankruptcy Code, as discussed in Note 1 above, on August 18, 2015, and therefore the Company is considered in default on the Notes, although no demand letter or formal notification has been received from the noteholders as of the date of this filing.

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

The Company accounted for the Exchange Offer as an induced conversion under the criteria established in ASC 470-20-40. In accordance with ASC 470-20-40, the Company recognized an expense equal to the fair value of the shares issued in the Exchange Offer in excess of the fair value of shares issuable at the stated conversion rates of the 2011 Notes, 2012 Notes and December 2012 Notes. This resulted in a debt conversion expense of $9,350,726 for the nine months ended June 30, 2015.

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

As of September 30, 2014, the aggregate fair value of the derivative was $646,120. The revaluation of the derivative as of June 30, 2015 resulted in a derivative value of $2,902. The change in fair value of the derivative from September 30, 2014 to June 30, 2015 resulted in a gain on the fair value of the derivative liability of $643,218. Substantially all of the increase in the gain on the fair value of the derivative was due to the reduction of the principal amount of the convertible notes as a result of the Exchange Offer. The derivative liability was revalued on June 30, 2015 using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 31.40% iii) risk free interest rate of 1.63%, iv) expected term of 1.35 years and v) market price of $1.77.

In connection with the 2011 Offering, the Company issued warrants to the placement agent (the “Placement Agent Warrants”) to purchase shares of Common Stock. The Company issued an aggregate of 109,176 Placement Agent Warrants in November and December 2011 valued at $212,040. The Placement Agent Warrants were valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering. The Placement Agent Warrants have similar terms to those issued to the convertible debt holders, including a reset provision included with the warrants if the Company should obtain equity financing at a price per share lower than that of the exercise price of the warrants. The Placement Agent Warrants, similar to the 2011 Warrants issued to the purchasers of 2011 Notes in the 2011 Offering, do not meet the definition of being indexed to the Company’s own stock in accordance with ASC 815-40. Accordingly, the Company has recorded a derivative liability for the value of the Placement Agent Warrants. The derivative liability valued at $12,896 at September 30, 2014 was revalued at $3,368 at June 30, 2015. The difference in valuation for the nine months ended June 30, 2015 was $9,528, accounted for as a gain on the fair value of derivative. The valuation at June 30, 2015 was valued based on the Black-Scholes Model with assumptions similar to those used to value the 2011 Warrants granted to the debt holders as of June 30, 2015.

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

As of September 30, 2014, the Company drew down an aggregate of $6,485,540 under the Loan and Security Agreement. The Company drew down an additional $6,864,460 during the nine months ended June 30, 2015, bringing the total amount of borrowings under the Loan and Security Agreement to $13,350,000 as of June 30, 2015.

The notes bear interest at the rate of 15% per annum, payable upon maturity. The maturity date of the Notes is May 31, 2016, subject to earlier prepayment upon acceleration of the occurrence of an event of default (as defined in the Loan and Security Agreement); provided further that the Company may prepay the Notes at any time without penalty. The Company accrued $1,099,440 of interest expense during the nine months ended June 30, 2015. Total accrued interest related to the Loan and Security Agreement was $2,001,582 as of June 30, 2015.

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

Pursuant to draws under the Loan and Security Agreement during the year ended September 30, 2014, the Company issued warrants to purchase an aggregate of 3,016,674 shares of common stock. The Company valued these warrants at $1,944,688, recorded as a discount to long-term debt. During the nine months ended June 30, 2015, the Company amortized $522,354 of the debt discount.

Pursuant to draws under the Loan and Security Agreement during the nine months ended June 30, 2015, the Company issued warrants to purchase an aggregate of 3,192,701 shares of common stock. The Company valued these warrants at $2,682,718, recorded as a discount to long-term debt. This discount is being amortized over the life of the notes or until such time as the notes are repaid, or upon exercise of the warrants. The valuation of the warrants was determined using the Black-Scholes option pricing model with the following weighted assumptions: i) expected dividend rate of 0% ii) expected volatility of 31.40-35.05% iii) risk free interest rate of 1.29-1.63% and expected term of 3.10-3.66 years. During the nine months ended June 30, 2015, the Company amortized $544,592 of the debt discount related to these warrants.

The following officers, directors and 5% shareholders of the Company participated as Lenders in the Loan and Security Agreement:

Name	Commitment	Amount Funded as of June 30, 2015	Aggregate Number of Warrants Issuable	Warrants Issued as of June 30, 2015

The Estate of Gene Mulvihill(1)	$500,000	$500,000	232,561	232,561

Sunset Marathon Partners LLC(2)	$250,000	$250,000	116,281	116,281

MRP Holdings LLC(3)	$400,000	$400,000	186,051	186,051

Burton I. Koffman and David Koffman(4)	$750,000	$750,000	348,850	348,850

Anthony P. Miele III(5)	$25,000	$25,000	11,631	11,631

Alexandria Equities, LLC(6)	$700,000	$700,000	325,585	325,585

Albert Behler(7)	$400,000	$400,000	186,051	186,051

Fox Hunt Wine Collectors, LLC(8)	$1,000,000	$1,000,000	465,117	465,117

James Gelly(9)	$400,000	$400,000	186,051	186,051

(1)	Gail Mulvihill and Andrew Mulvihill, the co-administrators of the estate, exercise voting and investment power over the shares issuable upon exercise of the Warrants. Gail Mulvihill is a principal stockholder of the Company and mother of Christopher, the Company’s President and a principal stockholder of the Company. Andrew Mulvihill is a brother of Christopher Mulvihill.

(2)	James Mulvihill, was a principal stockholder of the Company at the time we entered into the Loan and Security Agreement, has voting and investment power over the shares issuable upon exercise of the Warrants and is a brother of Christopher Mulvihill.

(3)	MRP Holdings LLC is owned by Mark Patterson, the Chairman of the Board of Directors, a principal stockholder and the former Chief Executive Officer of the Company.

(4)	Directly and indirectly through entities they control and by members of their families and entities they control, Burton Koffman and David Koffman are principal stockholders of the Company. In addition, David Koffman is a director of the Company.

(5)	Anthony P. Miele, III is a director of the Company.

(6)	Alexandria Equities, LLC was a principal stockholder of the Company at the time we entered into the Loan and Security Agreement.

(7)	Albert Behler is a principal stockholder of the Company.

(8)	Fox Hunt Wine Collectors, LLC, is managed by Peter Mulvihill, brother of Christopher Mulvihill.

(9)	James Gelly is the Chief Executive Officer and a director of the Company.

A majority of the principal amount of each series of convertible notes (due 2016, June 2017 and December 2017) consented to the Company’s entering into the Loan Agreement and increasing the secured indebtedness under the Loan Agreement, and acknowledged that the secured indebtedness under the Notes is senior in right of payment and otherwise to the convertible notes.

The Loan Agreement has terms which state that the Loan Agreement will be considered in default if, among other things, the Company or any other Borrower files a petition in bankruptcy or for reorganization or for the adoption of an arrangement under the Bankruptcy Code. The Company and the other Borrowers filed for a voluntary reorganization under the Bankruptcy Code, as discussed in Note 1 above, on August 18, 2015, and therefore the Company is considered in default on the Loan Agreement, although no demand letter or formal notification has been received from the lenders as of the date of this filing.

On May 18, 2015, the Company commenced an exchange offer for the outstanding notes under the Loan and Security Agreement. The Company offered to exchange the notes plus accrued interest thereon for common stock at the rate of $2.75 per share. On July 28, 2015, the Company terminated the exchange offer. On July 29, 2015, the Company commenced a tender offer for such notes and accrued interest thereon for common stock at the rate of $2.15 per share. Due to the Bankruptcy Filing, the Company does not expect to proceed with the tender offer.

RESULTS OF OPERATIONS

FISCAL PERIOD FOR THE NINE MONTHS ENDED JUNE 30, 2015 COMPARED WITH NINE MONTHS ENDED JUNE 30, 2014.

Revenues were $3,279,450 for the nine months ended June 30, 2015, compared with $4,838,820 for the nine months ended June 30, 2014.  The decrease was attributable to less work performed on a large-scale RoboticValet project in Miami, FL, which was substantially completed in fiscal year 2014, partially offset by revenues generated from two smaller-scale RoboticValet projects that commenced in fiscal year 2014.

Cost of goods sold were $5,294,737 for the nine months ended June 30, 2015, compared with $6,653,633 for the nine months ended June 30, 2014. The decrease for the nine months ended June 30, 2015, was attributable to less work performed on a large-scale RoboticValet project in Miami, FL, which was substantially completed in fiscal year 2014, partially offset by revenues generated from two smaller-scale RoboticValet projects that commenced in fiscal year 2014.  The Company recognized a gross loss of ($2,015,287) and a gross loss of ($1,814,813) for the nine months ended June 30, 2015 and June 30, 2014, respectively, for a decrease of $580,725.

Sales and marketing expenses were $393,313 during the nine months ended June 30, 2015, compared with $531,719 during the nine months ended June 30, 2014, for a decrease of $138,406. The decrease was due to reduced spending of approximately $130,000 in salary related expense, $20,000 in travel expense. This was offset by an increase in marketing and tradeshows of approximately $12,000. As of June 30, 2015 and 2014, the Company employed two full-time sales persons. Salespersons’ salaries are recorded under sales and marketing expense.

General and administrative expenses were $4,665,090 during the nine months ended June 30, 2015, compared with $2,683,412 during the nine months ended June 30, 2014, for an increase of $1,981,678. The relocation of our inventory and production and assembly equipment from Utah to Florida increased freight by approximately $47,000, and facility set up expense by $53,000. Contract Labor increased by approximately $876,000, salaries increased by $742,000, travel increased by approximately $70,000 and stock-based compensation increased by approximately $200,000 during the nine months ended June 30, 2015. We expect general and administrative expenses to increase due to the incurrence of bankruptcy expenses as our bankruptcy proceedings continue.

Arbitration settlement charges were $1,517,810 during the nine months ended June 30, 2015, compared with $0 during the nine months ended June 30, 2014. This increase was due to an arbitration award related to the litigation with Crescent Heights.

Research and development expenses were $19,138 during the nine months ended June 30, 2015, compared with $84,234 during the nine months ended June 30, 2014, for a decrease of $65,096. The decrease was due to less research and development projects undertaken during the nine months ended June 30, 2015.

Depreciation and amortization expenses were $169,317 during the nine months ended June 30, 2015, compared to $219,454 during the nine months ended June 30, 2014, for a decrease of $50,137. This decrease was the result of older assets becoming fully depreciated.

Interest expense was $1,237,244 during the nine months ended June 30, 2015, compared with $1,505,619 during the nine months ended June 30, 2014, for a decrease of $268,375. This decrease is due to the elimination of $20.5 million principal amount of convertible debt in the Exchange Offer in October 2014.

In connection with the 2011 Offering, the Company recorded a discount for the BCF and the 2011 Warrants. In addition, the Placement Agent Warrants were deemed not indexed to the Company’s common stock and accordingly the Company recorded a derivative liability. The derivative liability is required to be revalued at each interim and annual reporting date until such time that it is settled. This revaluation resulted in a gain on fair value of derivative of $652,746 during the nine months ended June 30, 2015. Substantially all of the increase in the gain on the fair value of the derivative was due to the reduction of the principal amount of the convertible notes as a result of the Exchange Offer. With respect to the 2012 Offering and the December 2012 Offering, the Company recorded a discount for the BCF and the warrants issued in connection with each offering. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. The Company has determined that the 2012 Offering and the December 2012 Offering are indexed to the Company’s common stock and has not recorded a derivative liability. The Company also recorded a discount for the warrants issued in connection with each draw down of the June 2013 Loan Agreement. During the nine months ended June 30, 2015 the Company amortized an aggregate of $1,375,081 of the debt discount for the 2011 Offering, the 2012 Offering, December 2012 Offering and June 2013 Loan Agreement.

FISCAL PERIOD FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2014.

Revenues were $928,723 for the three months ended June 30, 2015, compared with $1,501,957 for the three months ended June 30, 2014.  The decrease was attributable to less work performed on a large-scale RoboticValet project in Miami, FL, which was substantially completed in fiscal year 2014, partially offset by revenues generated from two smaller-scale RoboticValet projects that commenced in fiscal year 2014.

Cost of goods sold were $2,821,384 for the three months ended June 30, 2015, compared with $2,742,726 for the three months ended June 30, 2014. The decrease was attributable to less work performed on a large-scale RoboticValet project in Miami, FL, which was substantially completed in fiscal year 2014, partially offset by revenues generated from two smaller-scale RoboticValet projects that commenced in fiscal year 2014.

Sales and marketing expenses were $111,812 during the three months ended June 30, 2015, compared with $184,572 during the three months ended June 30, 2014, for a decrease of $72,760. The decrease was due to a reduction of approximately $76,000 in salary related expense and $12,000 in travel offset by increased spending of approximately $15,000 on marketing and tradeshows and. As of June 30, 2015, the Company employed two full-time sales persons.

General and administrative expenses were $1,896,543 during the three months ended June 30, 2015, compared with $986,569 during the three months ended June 30, 2014, for an increase of $909,974. Salaries increased by approximately $413,000, contract labor increased by approximately $280,000 as the Company increased use of consultants, travel increased by 220,000 and approximate increases were recognized in stock based compensation of $130,000. This was offset by a decrease in professional fees of $130,000.

Research and development expenses were $4,633 during the three months ended June 30, 2015, compared with $10,109 during the three months ended June 30, 2014, for a decrease of $5,476. The decrease was due to less research and development projects undertaken during the three months ended June 30, 2015.

Depreciation and amortization expenses were $52,132 during the three months ended June 30, 2015, compared to $72,788 during the three months ended June 30, 2014, for a decrease of $20,656. This decrease was the result of result of older assets becoming fully depreciated.

Interest expense was $475,189 during the three months ended June 30, 2015, compared with $536,884 during the three months ended June 30, 2014, for a decrease of $61,695. This decrease is due to the elimination of $20.5 million of convertible debt in the Exchange Offer.

In connection with the 2011 Offering, the Company recorded a discount for the BCF and the 2011 Warrants. In addition, the Placement Agent Warrants were deemed not indexed to the Company’s common stock and accordingly the Company recorded a derivative liability. The derivative liability is required to be revalued at each interim and annual reporting date until such time that it is settled. This revaluation resulted in a gain on fair value of derivative of $113,850 during the three months ended June 30, 2015. With respect to the 2012 Offering and the December 2012 Offering, the Company recorded a discount for the BCF and the warrants issued in connection with each offerings. In addition, the placement agent was granted warrants similar in their terms to those issued to the debt holders. The Company has determined that the 2012 Offering and the December 2012 Offering are indexed to the Company’s common stock and has not recorded a derivative liability. The Company also recorded a discount for the warrants issued in connection with each draw down of the June 2013 Loan Agreement. During the three months ended June 30, 2015, the Company amortized an aggregate of $615,530 of the debt discount for the 2011 Offering, the 2012 Offering, December 2012 Offering and June 2013 Loan Agreement.

OFF BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the nine months ended June 30, 2015, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Reorganization Accounting - Accounting Standards Codification 852, “Reorganizations” ("ASC 852") is applicable to entities operating under Chapter 11 of the Bankruptcy Code. ASC 852 generally does not affect the application of U.S. GAAP that we follow to prepare the condensed consolidated financial statements, but it does require specific disclosures for transactions and events that are directly related to the Chapter 11 proceedings and transactions and events that result from our ongoing operations.

We will apply ASC 852 in preparing the condensed consolidated financial statements for periods subsequent to the Chapter 11 filing and distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 filing are recorded in reorganization items, net in the condensed consolidated statement of operations and comprehensive loss. In addition, pre-petition obligations that may be impacted by the Chapter 11 reorganization process will be classified on the condensed consolidated balance sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.

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

Accounts receivable and allowance for doubtful accounts – Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We determine this allowance based on known troubled accounts, history and other currently available evidence. The allowance for doubtful accounts as of June 30, 2015 and September 30, 2014 was $31,039 and $17,500, respectively.

Property and equipment – Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Costs of major additions and betterments are capitalized. Depreciation is calculated on the straight-line method over the estimated useful lives which range from three years to fifteen years. Depreciation and amortization for the nine months ended June 30, 2015 and 2014 was $169,317 and $219,454, respectively.

Research and development – Pursuant to ASC 730, Research and Development, research and development costs are expensed as incurred. Research and Development expense for the nine months ended June 30, 2015 and 2014 were $19,138 and $84,234, respectively.

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

When the current estimate of total contract costs exceeds the current estimate of total contract revenues, a provision for the entire loss on the contract is made.  Losses are recognized in the period in which they become evident under the percentage-of-completion method.  The loss is computed on the basis of the total estimated costs to complete the contract, including the contract costs incurred to date plus the estimated costs to complete.  As of June 30, 2015, one of our three ongoing projects was estimated to have a gross loss. On this project, we estimated that the total gross loss would be $5,585,320. This loss is comprised of $5,190,432 recognized through the percentage of completion method and $394,888 as a provision for the remaining loss on contract for the nine months ended June 30, 2015.  Revenues of $3,279,450 and $4,838,820 have been recognized for the nine months ended June 30, 2015 and 2014, respectively.

The Company also engages in engineering and design contracts. Revenue is recognized on these contracts after the services are delivered to the customer.

The Company may have service contracts in the future after the contract warranty period is expired, which are separate and distinct agreements from project agreements and will be billed according to the terms of the contract.

Warranty Reserves - The Company provides warranty coverage on its products for a specified time as stipulated in its sales contracts.  As revenues for contracts are recognized, the Company will record a warranty reserve for estimated costs in connection with future warranty claims associated with those contracts.  The amount of warranty reserve is based primarily on the estimated number of products under warranty and historical costs to service warranty claims.  Management periodically assesses the adequacy of the reserves based on these factors and adjusts the reserve accordingly. The Company incurred warranty expenses relating to its completed projects of $0 and $4,893 for the nine months ended June 30, 2015 and 2014, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Company's principal executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015 in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure due to our inability to record, process, summarize and report within the time periods specified in the SEC’s rules and forms.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Crescent Heights

On March 15, 2013, Crescent Heights R&D, LLC (“Crescent Heights”), filed a complaint against Boomerang in the State of Florida for fraud, breach of contract and specific performance, as well as equitable rescission which alleged an unspecified amount of damages in excess of the purchase price. Boomerang was subsequently granted a motion to remove this matter to federal court. On May 17, 2013, the court entered an order that our motion to compel arbitration and stay proceedings be granted. The parties agreed to arbitrate the matter in front of the American Arbitration Association in November 2014. The dispute arose from a contract to provide a rack and rail automated parking system. Crescent Heights’ claims, Boomerang’s defenses and Boomerang’s affirmative claims all arose from the contract. On April 21, 2015, the arbitrator issued a Final Arbitration Award.  The arbitrator denied Crescent Heights’ claims of fraud in the inducement, equitable rescission based on fraud, and declaratory relief to strike the limitation of liability clause, but found Boomerang in Breach of Contract.  Crescent Heights was awarded damages of $1,197,890, plus attorneys’ fees and costs of $319,920, which Boomerang is required to pay in fiscal year 2015.  During the nine months ended June 30, 2015, Boomerang paid $1,036,452 of the award, attorneys’ fees and costs related to the arbitration and established a reserve of $481,358 for the remaining fees and costs.

Bankruptcy Filing; In re Boomerang Systems, Inc., et al.

On August 18, 2015, we filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. The Chapter 11 case is being administered under the caption "In re Boomerang Systems, Inc., et. al," Case No. 15-11729. Our subsidiaries were not part of the Bankruptcy Filing and will continue to operate in the ordinary course of business. We remain in possession of our assets and continue to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

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

Our Recently Filed Bankruptcy Proceedings Expose us to Significant Risks and Uncertainties and our Common Stock may have Very Little or No Value.

As a result of our Bankruptcy Filing, our operations, business and financial condition are subject to a number of risks and uncertainties which could materially and adversely impact our intent that the Bankruptcy Filing would bolster our liquidity in the U.S. and abroad and enable us to focus on enhancing our systems and strengthening the Company’s operational capabilities. We have obtained on an interim basis, subject to Bankruptcy Court approval on a final basis, a debtor-in-possession credit facility (the “DIP Financing”) and, if we are successful in obtaining approval of the DIP Financing on a final basis, such financing would be used to enhance liquidity and working capital.  However, our ability to continue as a going concern is contingent upon our ability to obtain approval for the DIP Financing on a final basis and comply with the financial and other covenants related to such financing, the Bankruptcy Court’s approval of the DIP Financing on a final basis and our reorganization plan and our ability to successfully implement our plan and obtain exit financing, among other factors.  As part of the bankruptcy process, the U.S. Trustee for the District of Delaware may appoint an official committee of unsecured creditors (the “UCC”). The UCC and its legal representatives would have a right to be heard on all matters that come before the Bankruptcy Court on all matters affecting us. There can be no assurance that the UCC, if one is appointed, would support our positions on matters to be presented to the Bankruptcy Court in the future or on any reorganization plan, once the disclosure statement relating to the reorganization plan is submitted to and approved by the Bankruptcy Court.

In order for us to emerge successfully from Chapter 11, we must obtain the Bankruptcy Court’s approval of the DIP Financing on a final basis and the Bankruptcy Court’s approval of a disclosure statement and a reorganization plan to enable us to transition from Chapter 11 into a successfully reorganized company. In connection with our reorganization plan, we will require “exit financing.” Our ability to obtain approval of DIP Financing on a final basis, approval of our reorganization plan and exit financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing. A reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed. Although our goal is to obtain DIP Financing on a final basis and exit financing and to file a plan of reorganization, we may determine that it is in our best interests to seek Bankruptcy Court approval of a sale of all or a portion of our assets pursuant to Section 363 of the Bankruptcy Code or seek confirmation of a reorganization plan providing for such a sale or other arrangement.

We intend to propose a reorganization plan within the time that the Bankruptcy Code gives the Company the exclusive right to file a reorganization plan, as the same may be extended with approval of the Bankruptcy Court. We presently expect that any proposed reorganization plan will provide, among other things, mechanisms for settlement of claims by our creditors and treatment of our existing equity and debt holders. Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with our creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that we will be able to secure approval for our proposed reorganization plan from the Bankruptcy Court or that our proposed plan will be accepted by the lenders which provide the DIP Financing.

In connection with the bankruptcy process, no assurance can be given as to the value, if any, that may be ascribed to our various pre-petition liabilities or our common stock. We cannot predict what the ultimate value of our common stock may be or whether the holders of our common stock will receive any distribution in our reorganization; however, it is likely that our common stock will have very little or no value given the amount of our liabilities compared to our assets.

Our Ability to Successfully Emerge from Bankruptcy is Subject to a Number of Significant Risks and Uncertainties Including our Ability to Maintain our Relationships with our Customers, Vendors and Employees.

Our business is subject to a number of risks and uncertainties associated with our bankruptcy filing which may have a material adverse effect on our liquidity, results of operations, brand or business prospects. We cannot assure you of the outcome of our bankruptcy process. Such risks and uncertainties include the following:

·	our ability to secure required DIP Financing on a final basis and exit financing and to continue as a going concern;
·	our ability to maintain our relationships with key suppliers, which relationships have likely been adversely impacted by our Bankruptcy Filing and lack of financial resources;
·	our ability to maintain our relationships with key customers which may be less likely to continue to do business with us due to our Bankruptcy Filing and lack of financial resources;
·	the outcome of pre-petition claims against us including claims by key suppliers and other trade creditors;
·	our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 case and the outcomes of Bankruptcy Court rulings of the case in general;
·	the length of time we operate under Chapter 11 and our ability to successfully emerge from bankruptcy;
·	our ability to develop and consummate a plan of reorganization with respect to the Chapter 11 case;
·	our ability to obtain Bankruptcy Court and creditor approval of our reorganization plan;
·	our ability to maintain sufficient liquidity through the bankruptcy process;
·	our ability to retain our key employees who may choose to seek other opportunities due to the uncertainties surrounding our bankruptcy and our lack of financial resources; and
·	increased costs related to the Bankruptcy Filing.

As a result of the foregoing risks and uncertainties, our business, financial condition and operating results may be materially and  adversely impacted and our equity may have very little or no value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 2, 2015, the Company granted options to purchase 1,707,000 shares of common stock of the Company to employees, which includes a grant of options to purchase 100,000 shares of common stock of the Company to Chris Mulvihill, President.

On April 30, 2015, May 5, 2015 and May 18, 2015, the Company issued warrants to purchase an aggregate of 1,534,913 shares of common stock in connection with a draw of $3,300,000 under the Loan and Security Agreement.

On June 30, 2015, the Company issued an aggregate of 3,331 shares of common stock in lieu of cash payments of $5,984 for interest earned by noteholders for the quarter ended June 30, 2015. These shares of stock were issued at $1.80 per share, pursuant to the terms of the 2011 Notes and 2012 Notes.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The commencement of the Chapter 11 Case described in Item 4 below constitutes or may constitute an event of default or otherwise triggers or may trigger repayment obligations under the Company's debt obligations. As a result of such an event of default or triggering event, such debt obligations of the Company have become due and payable. Any efforts or actions to enforce those payment obligations are stayed as a result of the filing of the Chapter 11 Case. The material debt agreements, and the approximate aggregate principal balance of debt outstanding thereunder as of August 18, 2015 are as follows:

Loan and Security Agreement entered into by the Company and the Subsidiaries, dated as of June 6, 2013, with the lenders who became a party thereto (the “Loan and Security Agreement”).  The balance on this loan (including accrued interest) as of August 18, 2015 was approximately $15.62 million.

Convertible Note entered into by the Company and H. Robert Holmes, dated as of November 18, 2011. The balance on this loan as of August 18, 2015 was $200,000.

Convertible Note entered into by the Company and JMW Fund, LLC, dated as of June 14, 2012. The balance on this loan as of August 18, 2015 was $100,000.

Convertible Note entered into by the Company and San Gabriel Fund, LLC, dated as of June 14, 2012. The balance on this loan as of August 18, 2015 was $100,000.

Promissory Note entered into by the Company and SB&G Properties, L.C., dated as of March 11, 2015. The balance on this loan as of August 18, 2015 was $500,000.

Promissory Note entered into by the Company and Veloconet, dated February 6, 2008. The balance on this loan (including accrued interest) as of August 18, 2015 was approximately $130,000.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On August 18, 2015, the Company and the Subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking relief under the provisions of Chapter 11 ("Chapter 11") of Title 11 of the United States Bankruptcy Code ("Bankruptcy Code"). The Chapter 11 case is being administered under the caption "In re Boomerang Systems, Inc., et. al," Case No. 15-11729 (the "Chapter 11 Case"). The Company remains in possession of its assets and continues to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

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

101 The following materials from Boomerang Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited, Consolidated Statements of Operations for the Nine and Three Months Ended June 30, 2015 and 2014, (ii) Unaudited, Consolidated Balance Sheets as of June 30, 2015 and September 30, 2014, (iii) Unaudited, Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2015 and 2014, and (iv) Notes to Unaudited, Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMERANG SYSTEMS, INC.

Dated: August 25, 2015	By:	/s/ James V. Gelly
James V. Gelly
Principal Executive Officer

Dated: August 25, 2015	By:	/s/ Scott Shepherd
Scott Shepherd
Principal Financial Officer
and Principal Accounting Officer

